Form 10-Q
period 1996-04-30
COPART INC
filed 1996-06-05
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended April 30, 1996

 / / Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ____________ to
     ____________

Commission file number: 0-23255

                                  COPART, INC.
             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                             94-2867490
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

                    5500 E. SECOND STREET, BENICIA, CA  94510
             (Address of principal executive offices with zip code)

       Registrant's telephone number, including area code:  (707) 748-5003

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  /X/          / /

Number of shares of Common Stock outstanding as of April 30, 1996:  12,540,300

                         PART I -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                                     April 30,             July 31,
                                                                       1996                  1995
                                                                    -----------            --------
                                                                    (unaudited)
 Current assets:
      Cash and cash equivalents.............................       $ 17,690,300          $ 13,779,200
      Accounts receivable, net..............................         28,909,500            23,901,600
      Vehicle pooling costs.................................          8,416,200             6,721,400
      Inventory.............................................          1,627,600             3,252,400
      Deferred income taxes.................................            131,000               131,000
      Prepaid expenses and other assets.....................          2,115,200               209,300
                                                                   ------------          ------------

           Total current assets.............................         58,889,800            47,994,900

      Property and equipment, net...........................         14,725,900            13,082,000
      Intangibles and other assets, net.....................         75,504,800            74,081,100
                                                                   ------------          ------------

           Total assets.....................................       $149,120,500          $135,158,000
                                                                   ------------          ------------
                                                                   ------------          ------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Current portion of long-term debt.....................       $    577,300          $    582,700
      Accounts payable and accrued liabilities..............         12,473,600             9,550,000
      Deferred revenue......................................          5,418,100             5,106,700
      Income taxes payable..................................            290,300                    --
                                                                   ------------          ------------

           Total current liabilities........................         18,759,300            15,239,400

      Deferred income taxes.................................            633,000               633,000
      Long-term debt, less current portion..................          2,738,700             3,151,000
      Other liabilities.....................................          3,868,200             3,019,000
                                                                   ------------          ------------

           Total liabilities................................         25,999,200            22,042,400
                                                                   ------------          ------------

 Shareholders' equity:
      Common stock, no par value - 30,000,000 shares
            authorized; 12,540,300 and 12,372,200 shares
            issued and outstanding at April 30, 1996 and
            July 31, 1995,  respectively....................        106,107,300           104,529,800
      Retained earnings.....................................         17,014,000             8,585,800
                                                                   ------------          ------------

           Total shareholders' equity.......................        123,121,300           113,115,600
                                                                   ------------          ------------

 Commitments

           Total liabilities and shareholders' equity.......       $149,120,500          $135,158,000
                                                                   ------------          ------------
                                                                   ------------          ------------

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                            Three months ended April 30,             Nine months ended April 30,
                                                            ----------------------------             ---------------------------

                                                             1996                 1995                 1996                 1995
                                                             ----                 ----                 ----                 ----
 Revenues  . . . . . . . . . . . . . . . . . . .         $ 34,330,100         $ 16,004,900          $86,817,600        $ 36,675,100
                                                         ------------         ------------          -----------        ------------

 Operating expenses:
      Yard and fleet . . . . . . . . . . . . . .           25,457,800           10,687,600           60,900,600          23,664,000
      General and administrative . . . . . . . .            2,799,800            1,481,400            7,832,800           3,344,900
      Depreciation and amortization  . . . . . .            1,534,900              723,300            4,382,200           2,011,500
                                                         ------------         ------------          -----------        ------------

           Total operating expenses  . . . . . .           29,792,500           12,892,300           73,115,600          29,020,400
                                                         ------------         ------------          -----------        ------------

           Operating income  . . . . . . . . . .            4,537,600            3,112,600           13,702,000           7,654,700
                                                         ------------         ------------          -----------        ------------

 Other income:
      Interest income, net . . . . . . . . . . .               36,100               51,400              225,700             154,900
      Other income . . . . . . . . . . . . . . .               76,200                3,800              119,900              35,400
                                                         ------------         ------------          -----------        ------------

           Total other income  . . . . . . . . .              112,300               52,200              345,600             190,300
                                                         ------------         ------------          -----------        ------------

           Income before income
           taxes . . . . . . . . . . . . . . . .            4,649,900            3,167,800           14,047,600           7,845,000

 Income taxes  . . . . . . . . . . . . . . . . .            1,860,800            1,267,100            5,619,300           3,096,000
                                                         ------------         ------------          -----------        ------------

           Net income  . . . . . . . . . . . . .         $  2,789,100         $  1,900,700          $ 8,428,300        $  4,749,000
                                                         ------------         ------------          -----------        ------------
                                                         ------------         ------------          -----------        ------------

 Net income per share. . . . . . . . . . . . . .         $       0.21         $       0.19          $      0.63        $       0.48
                                                         ------------         ------------          -----------        ------------
                                                         ------------         ------------          -----------        ------------

Weighted average shares and equivalents
      outstanding. . . . . . . . . . . . . . . .           13,396,900           10,128,000           13,282,800           9,904,900
                                                         ------------         ------------          -----------        ------------
                                                         ------------         ------------          -----------        ------------



           See accompanying notes to consolidated financial statements

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                 Nine months ended April 30,
                                                                                                 ---------------------------

                                                                                                 1996                     1995
                                                                                           -------------             ------------
 Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   8,428,300             $  4,749,000
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . . . . . . . .               4,382,200                2,011,500
           Changes in operating assets and liabilities:
                Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .              (4,586,900)              (3,681,100)
                Vehicle pooling costs  . . . . . . . . . . . . . . . . . . . . .              (1,567,100)                (640,200)
                Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,624,800                      --
                Prepaid expenses and other current assets  . . . . . . . . . . .              (1,443,900)                (547,000)
                Accounts payable and accrued liabilities . . . . . . . . . . . .               2,923,600                1,805,700
                Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .                 135,000                  441,900
                Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                (162,100)               2,851,500
                                                                                           -------------             ------------

                     Net cash provided by operating
                       activities  . . . . . . . . . . . . . . . . . . . . . . .               9,733,900                6,991,300
                                                                                           -------------             ------------

 Cash flows from investing activities:
      Payments received on notes receivable  . . . . . . . . . . . . . . . . . .                      --                  138,200
      Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .              (3,833,800)              (2,333,800)
      Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 849,200                  (12,300)
      Purchase of net current assets in connection
        with acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . .                (504,700)              (1,270,100)
      Purchase of property and equipment in connection with
        acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (174,500)                (457,000)
      Purchase of intangible assets in connection
        with acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (2,300,100)              (7,239,400)
                                                                                           -------------             ------------

                     Net cash used in investing
                       activities  . . . . . . . . . . . . . . . . . . . . . . .               (5,963,900)             (11,174,400)
                                                                                           --------------            -------------


 Cash flows from financing activities:
      Proceeds from the exercise of stock options  . . . . . . . . . . . . . . .                  427,000                  257,100
      Proceeds from issuance of Employee Stock
       Purchase Plan shares  . . . . . . . . . . . . . . . . . . . . . . . . . .                  172,000                   71,300
      Proceeds from issuance of notes payable  . . . . . . . . . . . . . . . . .                       --                  160,300
      Principal payments on notes payable  . . . . . . . . . . . . . . . . . . .                 (417,700)                (770,900)
      Debt issuance costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (40,200)                      --
 Capitalized offering costs  . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                  (546,300)
                                                                                           --------------            --------------
                     Net cash provided by financing activities . . . . . . . . .
                                                                                                  141,100                  (828,500)
                                                                                           --------------            --------------
 Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .                3,911,100                (5,011,600)
 Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .               13,779,200                17,870,500
                                                                                           --------------            --------------

 Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .           $   17,690,300            $   12,858,900
                                                                                           --------------            --------------
                                                                                           --------------            --------------
 Supplemental disclosure of cash flow information:
      Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $      279,300            $      251,600
                                                                                           --------------            --------------
                                                                                           --------------            --------------

      Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    4,944,600            $    1,932,000
                                                                                           --------------            --------------
                                                                                           --------------            --------------


          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (UNAUDITED)

NOTE 1 - General:

     In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 filed with the Securities and Exchange Commission.

     Gross proceeds generated from auctioned salvage vehicles were approximately $140,453,100 and $78,946,500 for the three months ended April 30, 1996 and 1995, respectively, and $375,001,400 and $201,523,800 for the nine months ended April 30, 1996 and 1995, respectively.

NOTE 2 - Acquisitions:

     In August, 1995, the Company purchased certain assets of a salvage vehicle auction facility located in Jackson, Mississippi. In December, 1995, the Company purchased certain assets of a salvage vehicle auction facility located in El Paso, Texas.

     During the first nine months of fiscal 1996, the Company opened salvage vehicle auction facilities near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona.

     The following unaudited pro forma financial information assumes the Kansas City, Oklahoma City and Tulsa, St. Louis, Conway and West Memphis, NER, Jackson, and El Paso acquisitions occurred at the beginning of fiscal 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1995 or of the results which may occur in the future.



                                 Three months ended   Nine months ended
                                       April 30,        April 30,
                                       ---------        ---------

                                       ($000's)            ($000's)

                                   1996       1995      1996      1995
                                   ----       ----      ----      ----
 Revenues  . . . . . . . . . .   $34,330    $24,663   $86,818   $62,447
                                 -------    -------   -------   -------
                                 -------    -------   -------   -------

 Operating income  . . . . . .   $ 4,538    $ 4,488   $13,702   $12,684
                                 -------    -------   -------   -------
                                 -------    -------   -------   -------

 Net income  . . . . . . . . .   $ 2,789    $ 2,683   $ 8,428   $ 7,605
                                 -------    -------   -------   -------
                                 -------    -------   -------   -------

 Net income per share  . . . .   $  0.21    $  0.20   $  0.63   $  0.57
                                 -------    -------   -------   -------
                                 -------    -------   -------   -------


NOTE 3 - Noncash Financing and Investing Activities:

     During the nine months ended April 30, 1996, 94,700 warrants were exercised in a non-cash transaction which resulted in the issuance of 87,400 shares of common stock. The issuance of these shares resulted in a tax benefit of approximately $860,000 and has been reflected as an adjustment to shareholders' equity.

NOTE 4 - Subsequent Event:

     On May 31, 1996 the Company acquired land in Van Nuys, California for a purchase price of $10.5 million, for which the Company paid $3.0 million in cash and issued the Seller a promissory note secured by the property in the principal amount of $7.5 million, bearing interest at the rate of 7.2% per annum. The land includes the location of the Company's existing Van Nuys facility, and provides the Company with contiguous land for expansion of that facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW. THE COMPANY HAS ATTEMPTED TO IDENTIFY FORWARD-LOOKING STATEMENTS BY PLACING AN ASTERISK IMMEDIATELY FOLLOWING THE SENTENCE OR PHRASE THAT CONTAINS THE FORWARD-LOOKING STATEMENT.

     The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded as revenue. The Company also processes a percentage of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale as revenue and the cost of the vehicle in yard and fleet expense. For the three months ended April 30, 1996 and 1995, approximately 28% and 33% of the vehicles sold by Copart, respectively, and for the nine months ended April 30, 1996 and 1995, approximately 24% and 33%, respectively were processed under the PIP. The decrease in the percentage of vehicles sold under the PIP resulted from the acquisition of various companies that conducted business on a fixed fee consignment basis, which the Company believes is consistent with industry practice. The Company attempts to convert acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to
the Company than standard fixed fee consignment programs.   For the three months
ended April 30, 1996 and 1995, approximately 8% and 3% of the vehicles sold by Copart, respectively, and for the nine months ended April 30, 1996 and 1995 approximately 5% and 2% respectively were processed pursuant to the Purchase Program. The increase in the percentage of vehicles sold under the Purchase Program is related to competitive pressures and demand from vehicle supplies. However, due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP and/or Purchase Program by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

     Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fleet maintenance and repair, and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

     The results of the Company's operations reflect the increase in the number of vehicles processed in the eastern United States. The sale of these vehicles generated lower margins than those in Copart's operations in the western and southwestern United States. The results also reflect additional vehicles processed under purchase programs as part of the company's marketing thrust to secure new vehicle suppliers.


- --------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

ACQUISITIONS AND NEW OPERATIONS

     Copart has experienced significant growth as it acquired 28 salvage vehicle auction facilities and established six new facilities since the beginning of fiscal 1995. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired (consisting principally of goodwill) is being amortized over periods which do not exceed 40 years.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to acquire or establish new salvage yards in new regions, as well as the regions currently served by Company facilities. As part of this strategy, in the first nine months of fiscal 1996, Copart acquired facilities in Jackson, Mississippi and El Paso, Texas and opened facilities near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. During fiscal 1995, in addition to the acquisition of NER Auction Systems (NER) which consisted of 20 locations in 11 states, Copart acquired six facilities in Kansas City, Kansas; Tulsa and Oklahoma City, Oklahoma; St. Louis, Missouri; and Conway and West Memphis, Arkansas; and opened an additional facility in Sacramento, California. The Company believes that these acquisitions and openings solidify the Company's coverage of the West Coast, expand the Company's coverage of the Midwest and Southwest and give the Company a substantial presence in the Northeast, the Great Lakes states and Florida.
The Company expects to incur future amortization charges in connection with anticipated acquisitions attributable to goodwill, noncompetition covenants and other purchase-related adjustments.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1995

     Revenues were approximately $34.3 million during the three months ended April 30, 1996, an increase of approximately $18.3 million, or 114%, over the comparable period in fiscal 1995 based on 109,900 vehicles processed. Approximately $16.6 million of the increase in revenues was the result of the acquisition of the St. Louis, Conway, West Memphis, NER, Jackson and El Paso operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix facilities. At facilities that the Company has owned for at least 15 months, yard revenues increased by approximately $1.8 million, or 11%, over fiscal 1995, of which increased revenues from Purchase Program vehicles accounted for $0.7 million of the increase. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. At facilities that Copart has owned for at least 15 months, per-unit revenues increased approximately 8% while overall vehicle sales increased approximately 1%.

     Yard and fleet expenses were approximately $25.5 million during the three months ended April 30, 1996, an increase of approximately $14.8 million, or 138%, over the comparable period in fiscal 1995. Approximately $12.8 million of the increase was the result of the acquisitions of the St. Louis, Conway, West Memphis, NER, Jackson, and El Paso operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix facilities. The remainder of the increase in yard and fleet expense was attributable to yard and fleet expenses from facilities owned by the Company for at least 15 months, including the cost of Purchase Program vehicles. Yard and fleet expenses increased to 74% of revenues during the third quarter of fiscal 1996, as compared to 67% of revenues during the same period in fiscal 1995 primarily as a result of the Company processing additional vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

     General and administrative expenses were approximately $2.8 million during the three months ended April 30, 1996, an increase of approximately $1.3 million, or 89%, over the comparable period in fiscal 1995, due primarily to increased personnel expense resulting from acquisitions and increased hiring in anticipation of additional growth. General and administrative expenses decreased to 8.2% of revenues during the three months ended April 30, 1996, as compared to 9.3% of revenues during the three months ended April 30, 1995 primarily as a result of the Company processing additional vehicles under the Purchase Program.

     Depreciation and amortization expense was approximately $1.5 million during the three months ended April 30, 1996, an increase of approximately $0.8 million, or 112%, over the comparable period in fiscal 1995. Such increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

     The effective income tax rate of 40% used for the three months ended April 30, 1996 is consistent with the effective income tax rate for the comparable period in fiscal 1995.

     Due to the foregoing factors, Copart realized net income of approximately $2.8 million for the three months ended April 30, 1996, compared to net income of approximately $1.9 million for the comparable period in fiscal 1995.

Nine Months Ended April 30, 1996 Compared to Nine Months Ended April 30, 1995

     Revenues were approximately $86.8 million during the nine months ended April 30, 1996, an increase of approximately $50.1 million, or 137%, over the comparable period in fiscal 1995 based on 290,900 vehicles processed. Approximately $40.8 million of the increase in revenues was the result of the acquisition of the Kansas City, Oklahoma City, Tulsa, St. Louis, Conway, West Memphis, NER, Jackson and El Paso operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis and Phoenix facilities. Revenues at facilities which the Company has owned for at least 21 months increased by approximately $9.4 million, or 28%, over fiscal 1995, of which increased revenues from Purchase Program vehicles accounted for approximately $6.6 million of the increase. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. The remainder of the increase in revenues at these facilities was primarily attributable to increased per unit revenues of approximately 9% and increased vehicle volume of approximately 1%.

     Yard and fleet expenses were approximately $60.9 million during the nine months ended April 30, 1996, an increase of approximately $37.2 million, or 157%, over the comparable period in fiscal 1995. Approximately $27.1 million of the increase was the result of the acquisitions of the Kansas City, Oklahoma City, Tulsa, St. Louis, Conway, West Memphis, NER, Jackson and El Paso operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis and Phoenix facilities. The remainder of the increase in yard and fleet expense was attributable to yard and fleet expenses from facilities owned by the Company for at least 21 months, including the cost of Purchase Program vehicles. Yard and fleet expenses increased to 70% of revenues during the first nine months of fiscal 1996, as compared to 65% of revenues during the same period in fiscal 1995 primarily as result of the Company processing additional vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

     General and administrative expenses were approximately $7.8 million during the nine months ended April 30, 1996, an increase of approximately $4.5 million, or 134%, over the comparable period in fiscal 1995, due primarily to increased personnel expense resulting from acquisitions and increased hiring in anticipation of additional growth. General and administrative expenses decreased to 9.0% of revenues during the nine months ended April 30, 1996, as compared to 9.1% of revenues during the nine months ended April 30, 1995 primarily as a result of the Company processing additional vehicles under the Purchase Program.

     Depreciation and amortization expense was approximately $4.4 million during the nine months ended April 30, 1996, an increase of approximately $2.4 million, or 118%, over the comparable period in fiscal 1995. Such increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

     The effective income tax rate of 40% used for the nine months ended April 30, 1996 is consistent with the effective income tax rate for the comparable period in fiscal 1995.

     Due to the foregoing factors, Copart realized net income of approximately $8.4 million for the nine months ended April 30, 1996, compared to net income of approximately $4.7 million for the comparable period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, the February 1993 debt financing, the issuance by Copart of 1,071,600 shares of Common Stock at $7.00 per share in a private placement to certain of its existing shareholders in a November 1993 equity financing, the March 1994 initial public offering of 2,300,000 shares of common stock at $12.00 per share, the May 1995 secondary offering of 1,897,500 shares of common stock at $19.25 per share, the equity issued in conjunction with certain acquisitions and borrowings under the bank credit facility in connection with the NER acquisition.

     At April 30, 1996, Copart had working capital of approximately $40.1 million, including cash and cash equivalents of approximately $17.7 million. The Company has historically been able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company generally does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees. Accounts Receivable, net, increased from July 31, 1995 primarily as a result of increased reimbursable advances on vehicles that have not yet been sold.

     Copart has a bank credit facility which consists of a revolving line of credit of $10 million which matures in November 1997 and a $20 million term loan facility which matures in May 2002. The term loan amortizes on a straight-line basis over its term and has a maximum available limit of $19.2 million as of April 30, 1996. The Company may reborrow up to the unamortized principal amount of the term loan. Amounts outstanding under the bank credit facility accrue interest at either the prime rate or at a rate based on LIBOR plus a spread of 1.75% subject to reductions based on certain credit ratios. The current spread has been reduced to 1.25%. As of April 30, 1996, there were no outstanding borrowings under this facility.

     Copart generated cash from operations of approximately $9.7 million, and $7.0 million during the nine months ended April 30, 1996 and 1995, respectively. The increase in cash from operations reflects Copart's increased profitability.

     During the nine months ended April 30, 1996, a significant use of Copart's cash was for the acquisition of two salvage vehicle auction facilities, which had an aggregate cash cost of approximately $3.0 million.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $3.8 million and $2.3 million for the nine months ended April 30, 1996, and 1995, respectively. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring yard equipment. Historically, Copart has sub-contracted for a significant portion of its vehicle transport services. Based in part on an evaluation of the reduced level of outside towing services at NER and the potential for increased revenues from Company-owned vehicle towing services, the Company is acquiring a significant number of additional car carriers and forklifts.*

     Cash and cash equivalents increased by approximately $3.9 and decreased by approximately $5.0 million for the nine months ended April 30, 1996 and 1995, respectively. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

     The Company believes that its currently available cash, cash generated from operations and borrowing availability under the bank credit facility will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for the next 12 months.* The size and timing of such acquisitions and openings may vary and the Company believes that in the future it will open a greater number of new facilities than it has in the past.* Management believes that facilities opened by the Company require more time to reach revenue and profitability levels comparable to its existing facilities and may have greater working capital requirements than those facilities acquired by the Company. Therefore, to the extent that the Company opens a greater number of facilities in the future than it has historically, the Company's growth rate in revenues and profitability may be adversely affected. There can be no assurance that the Company will not be required to seek additional debt or equity financing.


- ------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

MANAGEMENT CHANGE

          Effective April 18, 1996, Richard A. Polidori resigned as a Director and President of the Company in order to pursue other business interests. Mr. Polidori remains a consultant to the Company. Mr. Polidori is the former President and principal shareholder of NER Auction Systems (NER) which the Company acquired on May 2, 1995. Mr. Polidori served as President and a Director of the Company from the date of the acquisition of NER. No replacement has been named to fill the Director or President positions vacated by Mr. Polidori's resignation.

FACTORS AFFECTING FUTURE RESULTS

          The period-to-period comparability of Copart's operating results and financial condition is substantially affected by certain business acquisitions made by Copart during such periods. In addition, other factors that affect the results of the Company include fluctuations in Actual Cash Values, the market value and demand for salvage, changes in regulations governing the salvage vehicle auction industry, delays or changes in state title processing and the weather.

          Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

     The Company seeks to increase sales and profitability primarily through the opening of new facilities and the increase of salvage vehicle volume at existing facilities through the acquisition of other salvage vehicle auction facilities. There can be no assurance that the Company will be able to continue to acquire additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized at such facilities prior to their acquisition by the Company. Additionally, as the Company continues to grow, its acquisitions will have to be more numerous or of a larger size in order to have a material impact on the Company's operations. The ability of the Company to achieve its expansion objectives and to manage its growth is also dependent on other factors, including the integration of new facilities into existing operations, the establishment of new relationships or expansion of existing relationships with vehicle suppliers, the identification and lease of suitable premises on competitive terms and the availability of capital.

     While Copart has acquired a number of companies in recent years, the Company's acquisition of NER Auction Systems in May 1995 was its largest acquisition undertaken to date. The successful integration of NER has been more difficult and required a greater period of time than prior acquisitions.

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with certain other existing shareholders, beneficially own approximately 36% of the issued and outstanding shares of Common Stock. This controlling interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson and such other existing shareholders.

     The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. The Company is also subject to environmental regulations. The Company believes that it is in compliance in all material respects with applicable regulatory requirements. The Company may be subject to similar types of regulations by federal, state, and local governmental agencies in new markets. Although the Company believes that it has all permits necessary to conduct its business and is in material compliance with applicable regulatory requirements, failure to comply with present or future regulations or changes in interpretations of existing regulations could result in impairment of the Company's operations and the imposition of penalties and other liabilities.

     The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities which are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation that are not currently reserved for. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. The soil contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

     The salvage vehicle auction industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAA"). Over the last three years, IAA acquired and opened a number of salvage vehicle auction facilities. IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers. For example, IAA has entered into an exclusive supply agreement with Allstate, an approximately 15% shareholder of IAA, under which, subject to certain exceptions, IAA will process all of Allstate's salvage vehicles at those locations where IAA conducts operations.

                            PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          11.1 Computation of Net Income per Share.
          27.1 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          No Reports on Form 8-K were filed during the quarter ended April 30, 1996.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COPART, INC.



                                             -----------------------------
                                             Joseph M. Whelan, Senior Vice
                                             President and Chief Financial
                                             Officer (duly authorized officer
                                             and principal financial and
                                             accounting officer)
                                             Date: June 3, 1996