Form 10-K
period 1996-07-31
COPART INC
filed 1996-10-28
CIK 900075

------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
For the fiscal year ended:  July 31, 1996

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]
For the transition period from _____________ to _____________

                     Commission File Number 0-23255
                                            -------

                                 COPART, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                    94-2867490
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)

        5500 E. SECOND STREET                               94510
         BENICIA, CALIFORNIA                              (zip code)
(address of principal executive offices)

      Registrant's telephone number, including area code: (707) 748-5000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock
                                                             (TITLE OF CLASS)

                                --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of October 14, 1996 was $164,300,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

     At October 14, 1996 registrant had outstanding 12,653,790 shares of Common Stock.

                                --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on December 5, 1996 (the "Proxy Statement").

                                   PART I

ITEM 1. BUSINESS

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

GENERAL

     Copart, Inc. ("Copart" or the "Company") provides vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed dismantlers, rebuilders and used vehicle dealers. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle suppliers a full range of services which expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs. The Company generates revenues primarily from auction fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

     Since July 31, 1995, Copart has acquired two auction facilities in or near Jackson, Mississippi and El Paso, Texas; and opened five new facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. From July 31, 1990 through July 31, 1995, Copart grew from four auction facilities in northern California to 42 auction facilities in 20 states. In May, 1995, the Company acquired substantially all of the net operating assets (excluding real property) of NER Auction Group ("NER"). The operations acquired by Copart were part of a group of 14 companies that owned and operated 20 salvage vehicle auction facilities in 11 states (the "NER Acquisition"). The number of salvage vehicles processed annually by Copart has grown from approximately 17,200 in fiscal 1990 to 391,100 in fiscal 1996.

     Copart was organized as a California corporation in 1982. The Company's principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and its telephone number at that address is (707) 748-5000.

THE SALVAGE VEHICLE AUCTION INDUSTRY

     Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles to the salvage vehicle auction industry historically has been insurance companies. Of the total number of vehicles processed by the Company in fiscal 1996, over 90% were obtained from insurance company suppliers. Due to the fragmented nature of the salvage vehicle auction industry, the Company believes numerous opportunities exist to either open or acquire facilities throughout the United States. *

INDUSTRY PARTICIPANTS

     The primary businesses and/or individuals involved in the salvage vehicle auction industry include:

SALVAGE VEHICLE AUCTION COMPANIES. Salvage vehicle auction companies such as the Company generally either (i) auction salvage vehicles on consignment, for a fixed fee or for a percentage of the sales price of

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

the vehicle or (ii) purchase vehicles from vehicle suppliers at a formula price, based on a percentage of the vehicles' estimated pre-loss value, or "actual cash value" ("ACV"), and auction the vehicles for their own account.

VEHICLE SUPPLIERS. The primary suppliers of salvage vehicles are insurance companies. Additional suppliers include automobile dealers and automobile rental companies, which process self-insured salvage vehicles and occasionally process retired fleets, and financial institutions and vehicle leasing companies which process repossessed, uninsured salvage vehicles.

VEHICLE BUYERS. Vehicle dismantlers, rebuilders, repair licensees and used car dealers are the primary buyers of salvage vehicles. Vehicle dismantlers, which the Company believes are the largest group of salvage vehicle buyers, either dismantle a vehicle and sell parts individually or sell the entire vehicle to rebuilders, used automobile dealers or the public. Vehicle rebuilders and vehicle repair licensees repair salvage vehicles for sale to used car dealers and noncommercial buyers. Used automobile dealers will generally purchase directly from a salvage vehicle auction facility vehicles requiring few repairs before resale such as late model, slightly damaged or intact recovered stolen vehicles.

THE INSURANCE ADJUSTMENT AND VEHICLE AUCTION PROCESS

     Following an accident involving an insured vehicle, the damaged vehicle is generally towed to a towing company or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company's adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle's mileage, options and condition in order to estimate its ACV. The insurance company's adjuster determines whether to pay for repairs or to classify the vehicle as a total loss, based upon the adjuster's estimate of repair costs and the vehicle's salvage value, as well as customer service considerations. If the cost of repair is greater than the ACV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a salvage auction company, such as the Company, settle with the insured vehicle owner and receive title to the vehicle.

     Factors that vehicle suppliers consider when selecting a salvage vehicle auction company include (i) the anticipated percentage return on salvage (E.G., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the ACV); (ii) the services provided by the salvage vehicle auction company and the degree to which such services reduce administrative costs and expenses; (iii) the ability to provide service across a broad geographic area; (iv) the timing of payment; and (v) the financial and operating history of the salvage vehicle auction company.

     In disposing of a salvage vehicle, a vehicle supplier assigns the vehicle to a salvage vehicle auction company with which it has a contractual or other relationship. Upon receipt of the pick-up order, which is conveyed by facsimile, telephone or computer, the salvage vehicle auction company dispatches one of its transporters or a contract towing company to transport the vehicle to the salvage vehicle auction company's facility. As a service to the vehicle supplier, the salvage vehicle auction company customarily pays advance charges (reimbursable charges paid by the Company on behalf of vehicle suppliers) to obtain the subject vehicle's release from a towing company or vehicle repair facility. Typically, advance charges are paid on behalf of the vehicle supplier and are recovered by the salvage vehicle auction company upon sale of the salvage vehicle.

     After being received and evaluated at the salvage vehicle auction facility, the vehicle remains in storage and cannot be sold at an auction until ownership documents are transferred from the insured vehicle owner and title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency (or "DMV"). If a vehicle is a total loss (as determined by the insurance company), it can be sold in most states upon settlement with and receipt of title documents from the insured. Total loss vehicles may be sold in most states only after obtaining a salvage certificate from the DMV, however, in some states only a bill of sale from the insured is required. Upon receipt of the appropriate documentation from the state DMV or the insured, which is generally received within 45 to 60 days of vehicle pick-up, the salvage vehicle auction company auctions the vehicle. Vehicles are sold primarily through live auctions, which are typically held weekly or biweekly at each facility, and occasionally by sealed bid auctions.

     At the Company's facilities, the vehicles to be auctioned are moved from storage areas to a sales area for the convenience of the buyers. At the Company and many other facilities, the auctioneer works from a truck that proceeds through the sales area from vehicle to vehicle. Certain vehicles that are driveable are driven through an auction display area. Minimum bids are occasionally set by vehicle suppliers on high-value and specialty cars, and often facilities have standing guaranteed bids of between $25 to $100 per vehicle from local dismantlers for "junk" vehicles.

     Once a vehicle is sold at auction, the buyer typically must pay by cashier's check, money order or approved company check and take possession of the sold vehicle within two to five days. After payment for the vehicle, the buyer receives the appropriate title documentation. In addition to the awarded bid price, the buyer pays any fees or other charges assessed by the salvage vehicle auction company, such as post-sale processing, towing and storage fees. The salvage vehicle auction company thereafter remits to the insurance company the vehicle sales proceeds, less advance charges and any fees for its towing, storage and selling of the vehicle pursuant to the arrangement between the insurance company and the salvage vehicle auction company. The insurance proceeds check will typically be accompanied by copies of invoices for deducted fees and advance charges, and copies of title and related DMV documents. The insurance company may then close its claims file with copies of all records of the transaction.

OPERATING STRATEGY

     The Company's operating strategy is to increase salvage vehicle volume from new and existing vehicle suppliers by (i) designing sales programs tailored to a vehicle supplier's particular needs, (ii) offering a full range of services that reduce the administrative time and costs of the salvage vehicle auction process, such as computerized monitoring and tracking of salvage vehicles, (iii) developing a growing base of buyers, (iv) providing salvage vehicle auction facilities throughout broad geographic regions, and
(v) offering insurance companies the ability to contract for vehicle salvage services on a regional or national basis. The Company believes its flexible, service-oriented approach promotes the establishment and maintenance of strong relationships with vehicle suppliers, which are an integral factor in competing effectively in the salvage vehicle auction industry.

FLEXIBLE VEHICLE PROCESSING PROGRAMS

     At the election of the vehicle supplier, the Company auctions vehicles
(i) pursuant to its Percentage Incentive Program, (ii) on a fixed fee consignment basis, (iii) on a purchase basis or (iv) on a basis which combines the consignment and purchase bases in order to meet a vehicle supplier's particular needs. Based upon the Company's database of historical returns on salvage vehicles and information provided by vehicle suppliers, the Company works with the vehicle supplier to design a program that maximizes the net returns on salvage vehicles. The three primary sales programs are as follows:

PERCENTAGE FEE CONSIGNMENT. Copart introduced its Percentage Incentive Program, or the PIP, as an innovative processing program to better serve the needs of certain vehicle suppliers. Under the PIP, Copart agrees to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for predetermined percentages of vehicle sales prices. Because Copart's revenues under the PIP are directly linked to the vehicle's auction price, Copart has an incentive to actively merchandise the vehicles in order to maximize the net return on salvage vehicles. Under the PIP, Copart provides the vehicle supplier, at Copart's expense, with transport of the vehicle to the nearest Company facility, storage at its facilities for up to 90 days, and DMV processing. In addition, Copart provides merchandising services such as covering/taping openings to protect vehicle interiors from weather, adding tires, if needed, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. The Company believes its merchandising increases the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and the Company. In fiscal 1996, approximately 25% of all salvage vehicles processed by Copart were processed under the PIP. However, due to, among other factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP by vehicle suppliers, the percentage of vehicles processed under the PIP in future periods may vary.

FIXED FEE CONSIGNMENT. Under the fixed fee consignment program, the Company sells vehicles for a fixed consignment fee, generally $50 to $125 per vehicle. In addition to the consignment fees, the Company usually charges for, or includes in its fee to the vehicle supplier, the cost of transporting the vehicle to the Company's facility, storage of the vehicle, and other incidental costs. Approximately 69% of all salvage vehicles processed by Copart in fiscal 1996, were processed under the fixed fee consignment program.

PURCHASE CONTRACT. Under a purchase contract arrangement, the Company agrees to buy salvage vehicles of a vehicle supplier in a specific market. The vehicles generally are purchased for a pre-determined percentage of the vehicle's ACV and then resold by the Company for its own account. Under a purchase contract, the Company usually provides vehicle suppliers with free towing to its premises and storage at its facilities for up to 90 days. Approximately 6% of all salvage vehicles processed by the Company during fiscal 1996 were processed under purchase contracts.

BROAD ARRAY OF SERVICES

     The Company offers vehicle suppliers a full range of services which expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs.

COPART SALVAGE ASSET MANAGER-C-. Copart's Salvage Asset Manager (formerly called the Copart Salvage Estimating Guide) provides vehicle suppliers with a method for estimating the value of salvage vehicles based on Copart's historical sales data. This computerized service illustrates the types and severity of damage to vehicles and the resulting variances in salvage value historically realized at Copart's auctions. By providing an estimate of a damaged vehicle's residual salvage value, the Copart Salvage Asset Manager enables an insurance adjuster to more accurately determine whether to repair a damaged vehicle or declare it a total loss and aids the adjuster in negotiations with the owner of an insured vehicle. As part of the Copart Salvage Asset Manager service, the Company provides subscribers with the right to participate in the Copart Guaranteed Bid System, whereby the Company agrees to buy salvage vehicles at their salvage values calculated using the Copart Salvage Asset Manager.

     The Company believes that use of the Copart Salvage Asset Manager (including participation in the Copart Guaranteed Bid System) will result in increased vehicle volume from vehicle suppliers that use the Copart Salvage Asset Manager.* Although not historically a significant portion of Copart's business, in the event that the Copart Guaranteed Bid System becomes more significant, the Company believes that its liquidity will not be adversely affected, as the Company receives proceeds from the sale of such vehicles at approximately the same time as it pays for vehicles under the Copart Guaranteed Bid System.

Salvage Lynk-TM-.   Copart's proprietary software program, Salvage Lynk,
provides a vehicle supplier with on-line access to retrieve information on any of its salvage vehicles being processed at Copart throughout the claims adjustment and auction process. Copart furnishes each user of Salvage Lynk with software and a

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

computer terminal, if necessary, which enables the user to monitor each stage of the salvage vehicle auction process, from pickup to payment and the eventual auction of the vehicle, from each user's own office.

MONTHLY REPORTING. Upon request, the Company provides vehicle suppliers with monthly reports that summarize all of their salvage vehicles processed by the Company. These reports are able to track the vehicle suppliers' gross and net return on each vehicle, service charges, and other data that enable the vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process. In addition, when the suppliers receive payment, they also receive a detailed closing invoice, noting any advance charges made by the Company on their behalf. Copart's vehicle suppliers can obtain all of their payment and invoice information on-line through Salvage Lynk.

DMV PROCESSING. The Company offers employees of vehicle suppliers training on DMV document processing and has prepared a manual that provides step-by-step instructions to expedite title document processing. In addition, the Company's computers provide a direct link to the California, Texas and New York DMV computer systems. This training on DMV procedures and, in California, Texas and New York, the direct link to the DMV computer system, allow vehicle suppliers to expedite title searches and the processing of paperwork, thereby facilitating title acquisition from the insured vehicle owner and consequently shortening the time period in which vehicle suppliers can receive their salvage vehicle proceeds. Under California's license registration fee rebate program, the Company, for a fee, assists participating vehicle suppliers in calculating, applying for and obtaining rebates of unused owner registration and license fees. The net rebates are delivered and paid to the vehicle supplier.

VEHICLE INSPECTION STATION. The Company offers certain of its major insurance company suppliers office and yard space to house a Vehicle Inspection Station ("VIS") on-site at its auction facilities. At July 31, 1996, there were 26 VIS's at 20 of the Company's facilities. An on-site VIS provides an insurance company a central location to inspect potential total loss vehicles and reduces storage charges that otherwise may be incurred at the initial storage and repair facility. The Company believes that providing an on-site VIS enables the Company to improve the level of service it provides to such insurance company.

VEHICLE PREPARATION AND MERCHANDISING. The Company has developed merchandising techniques designed to increase the volume and sale price of salvage vehicles. Under the PIP, Copart provides vehicle weather protection, including shrink-wrapping vehicles to protect them from inclement weather, cleaning and drive-through sales of driveable vehicles, which the Company believes enhance salvage vehicle presentation and increase vehicle sales prices. Direct mailings are also made to selected vehicle buyers, identified through the Company's database of buyers, to alert them to the availability of salvage vehicles in which they might be interested.

SALVAGE BROKERAGE NETWORK. In response to requests of vehicle suppliers to coordinate disposal of their vehicles outside of Copart's current areas of operation, Copart has developed a national network of salvage vehicle auction facilities that process vehicles under the direction of Copart. Copart's customers benefit from being able to monitor and obtain information on virtually all of their salvage vehicles at any place in the United States through Salvage Lynk, as opposed to dealing with numerous salvage auction facilities across the country. Copart receives revenues from the sale of vehicles processed by members of these networks (in each case, net of applicable fees of the facility which processed the vehicle and without buyer's fees) in substantially the same manner as for vehicles processed at Copart facilities.

TRANSPORTATION SERVICES. The Company maintains a fleet of multi-vehicle transport trucks at most of its yards as well as contracts for vehicle transports at most facilities.

BUYER NETWORK

     The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale business. Copart's database of buyers also includes vehicle preference and purchasing history by buyer. This data enables a local facility manager to notify key prospective buyers throughout the region or country of the sale of salvage vehicles that match their preferences. Sales notices listing the salvage vehicles to be auctioned on a particular day and location are made available at each auction. Each notice details for each vehicle, among other things, the year and make of the vehicle, the description of the damage, the status of title and the order of the vehicle in the auction.

     The Company seeks to establish a loyal and growing customer base of salvage vehicle buyers by providing a variety of value-added programs and services. Copart has initiated its Buyers Plus Program, which includes a Copart Silver and Gold Card frequent buyer program designed to attract high-volume commercial customers by providing them with frequent buyer credits to acquire promotional merchandise, and extra services such as express check-in procedures and streamlined paperwork processing services. Copart also periodically provides free prizes and giveaways to promote auction attendance.

MULTIPLE LOCATIONS

     The Company had a total of 49 facilities in 24 states at July 31, 1996. The Company's multiple locations provide vehicle suppliers certain advantages, including (i) a reduction in administrative time and effort, (ii) a reduction in overall towing costs, (iii) the ability for adjusters to make inspections of vehicles in their area, as opposed to traveling long distances, (iv) the convenience to the insurance company's customers of inspecting their vehicles and retrieving any personal belongings left in the vehicle and (v) access to buyers in a broad geographic area.

GROWTH STRATEGY

     The Company's growth strategy is to (i) open or acquire new facilities,
(ii) increase salvage vehicle volume from new and existing suppliers, (iii) increase revenues and profitability at its existing facilities, and (iv) pursue regional and national supply agreements with vehicle suppliers.* Due to the fragmented nature of the salvage vehicle auction industry, the Company believes numerous opportunities exist to either open or acquire new facilities throughout the United States.*

EXISTING MARKETS. The Company attempts to increase vehicle volume from existing and new suppliers by promoting its ability to increase a supplier's net returns and to provide a broad selection of services to suppliers. The Company also believes that a portion of its sales growth in existing markets has been attributable to recommendations from branch offices of an insurance company supplier to other branch offices of the same insurance company. Because a number of the Company's current insurance company suppliers are large national companies with branch offices throughout the country, the Company believes that such referrals provide the potential for future growth in sales in existing, as well as new, geographic markets.*

NEW FACILITIES. Since its formation in 1982, Copart has expanded, primarily through acquisition, from a single facility in Vallejo, California, to an integrated network of 49 facilities located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana and Arizona.

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

     The Company's strategy is to offer integrated service to vehicle suppliers on a regional or national basis by acquiring or opening salvage facilities in new markets as well as in regions currently served by the Company. The Company believes that by either opening or acquiring new operations in such markets, it can capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of the Company's operating procedures.* In accordance with the Company's growth strategy, Copart acquired five facilities in or near Houston, Dallas, Longview and Lufkin, Texas and Atlanta, Georgia and opened one facility in Portland, Oregon during fiscal 1994. During fiscal 1995, in addition to the NER Acquisition, the Company acquired six facilities in or near Kansas City, Kansas, Tulsa and Oklahoma City, Oklahoma, St. Louis, Missouri, Conway and West Memphis, Arkansas and opened an additional facility in Sacramento, California. During fiscal 1996, the Company acquired two facilities in or near Jackson, Mississippi and El Paso, Texas, and opened five new facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Van Nuys, California; Indianapolis, Indiana and Phoenix, Arizona. In addition, the Company believes that the establishment of a national presence both enhances the ability of a salvage vehicle auction company to enter into state, regional or national supply agreements with vehicle suppliers and to develop name recognition with
vehicle suppliers and buyers.*   The Company, in the normal course of its
business, maintains an active dialogue with numerous acquisition candidates of various sizes.

     The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs, (iii) making available vehicle purchase programs which are designed to reduce vehicle suppliers' administrative expenses and (iv) initiating the Company's value-enhancing merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operating procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

     Before entering a new market, the Company seeks to establish vehicle supply arrangements with one or more of the major insurers in the targeted market. Often this is accomplished by targeting an insurance company in that market with whom the Company does business in other geographic areas. Additional factors which the Company considers when acquiring or opening a new vehicle auction facility include relationships with vehicle suppliers, market size, supply of salvaged vehicles, quality and location of facility, growth potential and the region's potential for additional markets.

     The Company strives to integrate its new facilities with minimum disruption to the facility's existing suppliers. Consistent with industry practice, most salvage vehicle auction companies, including those acquired by the Company, operate exclusively on a fixed fee consignment basis. The Company works with suppliers to tailor a vehicle disposition method to fit their needs. Copart's fee structures and service programs for buyers are implemented at a new facility gradually, providing Copart the opportunity to gain knowledge of, and respond to, the existing market. The Company typically attempts to retain all or most of the management at acquired facilities and trains management at acquired facilities by rotating one or two managers from other Company facilities through the new facility for short assignments. If a new facility is opened or if management of an acquired facility needs assistance in converting to the Copart system, the Company will assign an integration team to the new facility, and, where necessary, transfer an experienced facility manager.

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

     The following chart sets forth facilities acquired or opened by Copart since the beginning of fiscal 1992, through July 31, 1996.

                                      ACQUISITION/
   LOCATION                           OPENING DATE           GEOGRAPHIC SERVICE AREA
   --------                           ------------           -----------------------
Phoenix, Arizona                     February 1996     Arizona
El Paso, Texas                       December 1995     Southwest Texas, Southern New Mexico
Van Nuys, California                 November 1995     Greater Los Angeles area
Jacksonville, Florida                November 1995     Northeast Florida
Indianapolis, Indiana                September 1995    Indiana
Jackson, Mississippi                 August 1995       Mississippi, Western Louisiana
Charlotte, North Carolina            August 1995       North Carolina
Hartford, Connecticut                May 1995          Connecticut
Marlboro, New York                   May 1995          New York City, Southern New York
Syracuse, New York                   May 1995          Syracuse and Northeastern New York
Philadelphia, Pennsylvania           May 1995          Philadelphia, Eastern Pennsylvania
Boston, Massachusetts                May 1995          Massachusetts
Pittsburgh, Pennsylvania             May 1995          Pittsburgh, Western Pennsylvania
Columbus, Ohio                       May 1995          Ohio
Southampton, New York                May 1995          New York City, Long Island
Glassboro, New Jersey                May 1995          New York City, New Jersey
Waldorf, Maryland                    May 1995          Washington D.C., Maryland
Buffalo, New York                    May 1995          Buffalo, Western New York
Miami, Florida                       May 1995          Miami, South Florida
Tampa, Florida                       May 1995          Tampa, Gulf Coast Florida
Chicago, Illinois                    May 1995          Chicago; Northern Illinois
Minneapolis, Minnesota               May 1995          Central Minnesota
Madison, Wisconsin                   May 1995          Central Wisconsin
Milwaukee, Wisconsin                 May 1995          Milwaukee metropolitan area
St. Cloud, Minnesota                 May 1995          Northwestern Minnesota
Rochester, Minnesota                 May 1995          Southern Minnesota
Duluth, Minnesota                    May 1995          Northwestern Minnesota
Conway and West Memphis, Arkansas    April 1995        Arkansas, Western Tennessee, Northern Mississippi, Southern Kentucky
St. Louis, Missouri                  March 1995        St. Louis
Oklahoma City and Tulsa, Oklahoma    November 1994     Oklahoma; Arkansas; North Texas
Kansas City, Kansas                  October 1994      Kansas, Missouri
Sacramento, California               September 1994    Northern Central Valley area of California, Northern Nevada
Atlanta, Georgia                     July 1994         Georgia
Lufkin and Longview, Texas           May 1994          East Texas, Southern Arkansas, Louisiana
Dallas, Texas                        March 1994        Northern Texas, Southern Oklahoma
Houston, Texas                       January 1994      Southern Texas, Louisiana
Portland, Oregon                     September 1993    Oregon, Southern Washington
Los Angeles, California              July 1993         Greater Los Angeles
Seattle, Washington                  April 1993        Washington
Colton, California                   December 1992     San Bernardino, San Diego, California desert area
San Martin, California               September 1992    San Francisco Bay area, San Jose, Monterey
Bakersfield, California              November 1991     Southern Central Valley area of California

SUPPLY ARRANGEMENTS AND SUPPLIER MARKETING

     The Company currently obtains salvage vehicles from thousands of vehicle suppliers, including local and regional offices of such suppliers. In fiscal 1996, vehicles supplied by its largest supplier accounted for approximately 16% of the Company's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that generally are subject to cancellation by either party upon 30 to 90 days' notice.

     The Company typically contracts with the regional or branch office of an insurance company or other vehicle supplier. The agreements are customized to each vehicle supplier's particular needs, often providing for disposition of different types of salvage vehicles by differing methods. Although the Company does not have written agreements with all of its vehicle suppliers, the Company has arrangements to process the vehicles generated by such suppliers. Such contracts or arrangements generally provide that the Company will sell virtually all total loss and recovered stolen vehicles generated by the vehicle supplier in a designated geographic area. The Company's written agreements with vehicle suppliers are typically subject to cancellation by either party upon 30 to 90 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements.

     The Company markets its services to vehicle suppliers through an in-house sales force which utilizes mailing of Company sales literature, telemarketing and follow-up personal sales calls, and participation in trade shows and vehicle and insurance industry conventions. The Company's marketing personnel meet with vehicle suppliers and, based upon the Company's historical data on salvage vehicles and upon vehicle information supplied by the vehicle suppliers, provide vehicle suppliers with detailed analysis of the net return on salvage vehicles and a proposal setting forth ways in which the Company can improve net returns on salvage vehicles and reduce administrative costs and expenses.

See "Factors Affecting Future Results" below.

BUYERS

     The buyers of salvage vehicles at salvage vehicle auctions are primarily dismantlers, rebuilders, vehicle repair licensees and used automobile dealers. Dismantlers either dismantle the vehicles and sell the parts, or sell the entire vehicle to rebuilders, used car dealers or the public. Rebuilders and vehicle repair licensees are generally wholesale used car dealers and body shops that repair salvage vehicles for sale to used car dealers. Used car dealers typically purchase late model, slightly damaged or intact, recovered stolen vehicles for repair and sale.

     The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale businesses. The Company believes that it has established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services. In order to gain admission to a Company auction and become a registered buyer, prospective buyers must pay a one-time membership fee and an annual fee, have a vehicle dismantler's, dealer's or repair license, have an active resale license, and provide requested personal and business information. Membership entitles a buyer to transact business at any Company auction. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. The Company markets to buyers through customer incentive programs, sales notices, telemarketing and participation in trade show events. In addition, Copart has initiated programs specifically designed to address the needs of its wholesale and high volume retail buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than 1% of the Company's net revenues in fiscal 1996.

COMPETITION

     The salvage vehicle auction industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAA"). Over the last several years, IAA acquired and opened a number of salvage vehicle auction facilities. IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers. Vehicle suppliers may enter into state, regional or national supply agreements with competitors of the Company.

     The Company has a number of regional and national contracts with various suppliers. There can be no assurance that the existence of other state, regional or national contracts entered into by the Company's competitors will not have a material adverse effect on the Company or the Company's expansion plans. Furthermore, the Company is likely to face competition from major competitors in the acquisition of salvage vehicle auction facilities, which could significantly increase the cost of such acquisitions and thereby materially impede the Company's expansion objectives or have a material adverse effect on the Company's results of operations. Potential competitors could include vehicle suppliers, some of which presently supply salvage vehicles to the Company and used car auction companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, there can be no assurance that they may not in the future decide to dispose of their salvage vehicles directly to buyers. Existing or new competitors may be significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

See "Factors Affecting Future Results" below.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities which are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation except with regard to the Dallas Operation (as defined below). Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. Contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

     On a case-by-case basis, the Company evaluates the potential risks and possible exposure to liabilities associated with hazardous materials. In addition, the Company has a policy of conducting environmental site assessments of all newly-acquired or opened facilities. In connection with the acquisition and lease of all of its newly-acquired facilities, except in connection with the Dallas Operation which is described below, the Company's policy is to obtain indemnification from the prior owner and/or landowner for any environmental contamination which is present on the property prior to the Company entering into a lease or acquiring the property. However, there can be no assurance that prior or future owners and/or landowners will have assets sufficient to meet their indemnification obligations, if any.

     In connection with its acquisition of a facility in the Dallas metropolitan area (the "Dallas Operation"), the Company will pay $3.0 million for environmental corrective action and consulting expenses associated with an approximately six-acre portion of the Dallas Operation's real property which contains elevated levels of lead which related to prior activities of the former operators. The Company estimates that, based upon an investigation of the property by its environmental consultant, the most probable range of cost of corrective action is approximately $980,000 if the contaminated soil can be stabilized on-site to $2.9 million if the contaminated soil must be excavated and disposed of at an off-site disposal facility. If total costs of corrective action at the Dallas Operation do not exceed $3.0 million, then the remaining funds after payment of all costs of corrective action, up to $3.0 million, will be paid as consulting fees to the former principal shareholder of the Dallas Operation. If the total costs of corrective action exceed $3.0 million, then the former principal shareholder of the Dallas Operation will pay the next $1.2 million of costs of corrective action. The Company and such former principal shareholder are each obligated to pay up to $1.5 million of the costs for corrective action, if incurred, between $4.2 million and $7.2 million. If the total costs of corrective action exceed $7.2 million, then such former principal shareholder will either pay up to the next $1.0 million, or notify the Company to pay up to the next $1.0 million in exchange for a dollar-for-dollar credit toward the purchase price of the Dallas Operation's real property, calculated as the greater of $1.0 million or the then fair market value. Such former principal shareholder's obligations under this arrangement are secured by a pledge of 225,000 shares of Common Stock. However, there can be no assurance that such former principal shareholder will be able to meet his obligations or that the pledged stock will be sufficient to cover such obligations. In March 1995, the Texas Natural Resource Conservation Commission ("TNRCC") authorized the Company to perform a Corrective Measure Study ("CMS") to determine if the proposed on-site soil stabilization remedy would be effective. In August 1995, the Company's environmental consultant submitted a Baseline Risk Assessment ("BRA") to the TNRCC, which concluded that neither human health nor the environment are placed at risk by the lead battery casing chips at the site. In April 1996, the TNRCC approved the BRA, and the Company's environmental consultant is preparing and submitting a Corrective Measure Study. There can be no assurance that the actual cost of corrective action, or any other liabilities with respect to the site, will not exceed estimates of the Company's environmental consultant, or that such actual costs will not have a material adverse effect on the Company.

     Metals and hydrocarbon soil contamination was detected at one of Copart's California facilities, which was determined to be associated with uses of the property by persons prior to the time that the prior owner became the occupant of the facility. In addition, metals were detected in samples collected from groundwater monitoring wells located at this property. Copart obtained specific indemnification from the landowner of such facility for any liability for pre-existing environmental contamination. In addition, a small quantity of tetrachlorethane ("PCE") and toluene was detected in a temporary ground water monitoring well at the Dallas Operation. The Company's environmental consultants concluded that both PCE and toluene were from an off-site source upgradient of the facility, and no further action was recommended.

     In 1991, Copart removed an underground storage tank from one of its California facilities after monitoring devices indicated that the tank was leaking. Subsequent testing revealed localized low level contamination of the soil and ground water where the tank was removed, but no migration of the contamination. The Company has retained the services of an environmental consultant to represent the Company before the local county environmental management department. The Company has been informed by the consultant that the county agreed to a plan involving periodic monitoring of soil and ground water to assure that the contamination is not spreading. The cost of this ongoing monitoring is nominal.

     In connection with the acquisition of NER Auction Systems, environmental consultants were engaged to perform a limited environmental assessment of the properties on which NER conducted its business. Prior to the acquisition, the site assessment for the Company's leased facility located in Bellingham, Massachusetts, reported concentrations of Benzene and MTBE in the groundwater which slightly exceed the reportable concentrations under the Massachusetts environmental laws. The consultant has indicated that further investigation will be required to determine the complete extent of the contamination, and that remediation will likely be required (the "Bellingham Remediation"). It is estimated that the most likely total cost of the Bellingham Remediation will be approximately $50,000, with the maximum remediation costs estimated to be approximately $350,000. It is unclear at this time if any of the contamination has migrated off-site and additional remediation costs may be necessary if any groundwater beyond the site has been contaminated. Approximately $125,000 of the estimated remediation costs relate to amounts accrued for operation and maintenance costs expected to be paid out through 1999. Pursuant to the terms of the NER Acquisition, Copart is indemnified as to any environmental liabilities relating to sites being leased from NER Auction Group, including the Bellingham site. The total estimate of $50,000 is a current estimate of all remediation costs and could change due to further site investigation or changes in applicable laws.

     The Company does not believe that the metals and hydrocarbon soil contamination, PCE, storage tank removal or Bellingham Remediation will, either individually or in the aggregate, have a material adverse effect on the Company.*

GOVERNMENT REGULATION

     The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. The Company is also subject to environmental regulations. The Company believes that it is in compliance in all material respects with applicable regulatory requirements. The Company may be subject to similar types of regulations by federal, state, and local governmental agencies in new markets. Although the Company believes that it has all permits necessary to conduct its business and is in material compliance with applicable regulatory requirements, failure to comply with present or future regulations or changes in interpretations of existing regulations could result in impairment of the Company's operations and the imposition of penalties and other liabilities. For instance, vehicle inspections mandated by the California Torres Bill (1994 California Senate Bill No. 1833) which were suspended in 1995 because of demand which overwhelmed the inspectors are scheduled to begin again in 1997, with no guarantee that vehicle inspection waits will be shorter. Recently enacted legislation in Texas, with inspection requirements similar to those enacted in California, could have a material adverse effect on the Company's Texas operations.

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

MANAGEMENT INFORMATION SYSTEM

     The Company's management information system ("MIS") consists of an expandable, integrated IBM AS/400 computer located in Benicia, California, integrated computer interfaces (Salvage Lynk) and proprietary software which enables salvage vehicles to be tracked by the Company and vehicle suppliers throughout the salvage vehicle auction process. Salvage Lynk provides remote access to customers via the client's personal computer system to allow direct inquiry during the Company's salvage vehicle disposal process. By providing this accessibility, the Company provides a unique marketing benefit to its customers in streamlining their internal salvage tracking process. The Company's MIS is an essential part of its strategy to provide superior service to its clients and buyers, as well as to effectively support internal operations. The Company continues to research new computer technologies to enhance its MIS development. Other functions provided by MIS include accounting, inventory and salvage vehicle supplier and buyer information.
The Company believes that, with planned upgrades and integration's of new acquisitions, the Company's MIS will serve its information management needs for the foreseeable future.*

EMPLOYEES

     As of July 31, 1996, the Company had approximately 1,030 full-time employees, of whom approximately 620 were engaged in general and administrative functions and approximately 410 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

                       FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In fiscal 1996, vehicles supplied by Copart's largest supplier accounted for approximately 16% of Copart's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. While the Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases, there can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in ACV's of salvage vehicles, the availability of vehicles and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

     The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the timing and size of acquisitions and facility openings, the loss of vehicle suppliers or buyers, the announcement of new vehicle supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its vehicle suppliers, environmental problems or litigation. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of companies.

     The Company seeks to increase sales and profitability primarily through the opening of new facilities, the acquisition of other salvage vehicle auction facilities, and the increase of salvage vehicle volume and revenue at existing facilities. There can be no assurance that the Company will be able to continue to acquire additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized at such facilities prior to their acquisition by the Company. Additionally, as the Company continues to grow, its openings and acquisitions will have to be more numerous or of a larger size in order to have a material impact on the Company's operations. The ability of the Company to achieve its expansion objectives and to manage its growth is also dependent on other factors, including the integration of new facilities into existing operations, the establishment of new relationships or expansion of existing relationships with vehicle suppliers, the identification and lease of suitable premises on competitive terms and the availability of capital. The size and timing of such acquisitions and openings may vary and the Company believes that in the future it will open a greater number of new facilities than it has in the past. Management believes that facilities opened by the Company require more time to reach revenue and profitability levels comparable to its existing facilities and may have greater working capital requirements than those facilities acquired by the Company. Therefore, to the extent that the Company opens a greater number of facilities in the future than it has historically, the Company's growth rate in revenues and profitability may be adversely affected.

     While Copart has acquired a number of companies in recent years, the Company's acquisition of the NER Auction Group in May 1995 was its largest acquisition undertaken to date. The successful integration of NER was more difficult and required a greater period of time than prior acquisitions. In connection with the integration of NER, the Company completed the closure of the eastern division office and former NER corporate headquarters in July, 1996.

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with one other existing shareholder, beneficially own approximately 30% of the issued and outstanding shares of Common Stock. This controlling interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholder.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of July 31, 1996 are as follows:

NAME                AGE   POSITION
----                ---   --------
Willis J. Johnson   49    Chief Executive Officer and Director
A. Jayson Adair     27    Executive Vice President and Director
James E. Meeks      47    Senior Vice President and Chief Operating Officer
Joseph M. Whelan    41    Senior Vice President and Chief Financial Officer
Paul A. Styer       40    Senior Vice President, General Counsel and Secretary

     WILLIS J. JOHNSON, co-founder of the Company, has served as Chief Executive Officer of the Company since 1986, and has been a Board member since 1982. Mr. Johnson was also President of the Company from 1986 through the closing of the NER Acquisition in May 1995. Mr. Johnson has over 25 years of experience in owning and operating auto dismantling and vehicle salvage companies.

     A. JAYSON ADAIR has served as Executive Vice President of the Company since April 1995 and a director since September 1992. From August 1990 until April 1995, Mr. Adair served as Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as the Company's Manager of Operations.

     JAMES E. MEEKS has served as Vice President and Chief Operating Officer of the Company since September 1992 when he joined the Company concurrent with the Company's purchase of South Bay Salvage Pool (the "San Martin Operation"). Mr. Meeks has served as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks is also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he has operated since 1991. Mr. Meeks has also been an officer and director of E & H Dismantlers, a self-service auto dismantler, since 1967. Mr. Meeks has over 25 years of experience in the vehicle dismantling business.

     JOSEPH M. WHELAN has served as Senior Vice President since April 1995 and Chief Financial Officer of the Company since March 1994. From 1989 to 1993, Mr. Whelan served as Senior Vice President and Chief Financial Officer of Phillips, Inc., the largest privately held owner of educational facilities in the United States. Mr. Whelan received a B.A. from Vanderbilt University and a M.B.A. from Tulane University. Mr. Whelan is a certified public accountant.

     PAUL A. STYER has served as General Counsel of the Company since September 1992, served as Senior Vice President since April 1995 and as Vice President from September 1992 until April 1995. Mr. Styer served as a Director of the Company from September 1992 until October 1993. Mr. Styer has served as Secretary since October 1993. From August 1990 to September 1992, Mr. Styer conducted an independent law practice. Mr. Styer received a B.A. from the University of California, Davis and a J.D. from the University of the Pacific. Mr. Styer is a member of the California State Bar Association.

     Officers are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any of the directors or executive officers of the Company, except that A. Jayson Adair is the son-in-law of Willis J. Johnson.

     On April 18, 1996, Richard A. Polidori resigned his position as President and a member of the Board of the Company.

ITEM 2. PROPERTIES

FACILITIES INFORMATION

     The following table sets forth certain information regarding the facilities currently used by the Company.

          FACILITY            OPENED/    APPROXIMATE    EXPIRATION OF           PURCHASE OPTION
          LOCATION           ACQUIRED      ACREAGE       LEASE TERM             ---------------
          --------           --------      -------       ----------
COPART
Vallejo, California             (1)           18        February 2000                Yes
Sacramento, California           A            12        Company owned           Not applicable
Hayward, California              O             8        Month-to-month               No
Fresno, California               A            10        July 2000                    Yes
Bakersfield, California          A             5        Company owned           Not applicable
San Martin, California           A            14        August 2002                  Yes
Colton, California               A            14        November 2002        Right of first refusal
Seattle, Washington              A            11        March 1998                   Yes
Portland, Oregon                 O            15        June 1996                    Yes
Los Angeles, California          A            12        June 1998            Right of first refusal
Houston, Texas                   A            62        January 2004         Right of first refusal
Dallas, Texas (2)                A            42        March 2004                   Yes
Lufkin, Texas                    A            15        May 1999                     Yes
Longview, Texas                  A            10        May 1999                     Yes
Atlanta, Georgia                 A            62        July 2004                    Yes
Sacramento, California           O            11        Month-to-month          Not applicable
Kansas City, Kansas              A            27        October 2004                 Yes
Oklahoma City, Oklahoma          A            12        November 2004                Yes
Tulsa, Oklahoma                  A            10        November 2004                Yes
St. Louis, Missouri              A            21        March 2005                   Yes
Conway, Arkansas                 A            22        March 2005                   Yes
West Memphis, Arkansas           A            12        April 2005                   Yes
Hartford, Connecticut            A            30        May 2005                     Yes
Marlboro, New York               A            25        May 2005                     Yes
Syracuse, New York               A            12        May 2005                     Yes
Philadelphia, Pennsylvania       A            40        May 2005                     Yes
Boston, Massachusetts            A            20        May 2005                     Yes
Pittsburgh, Pennsylvania         A            20        May 2005                     Yes
Columbus, Ohio                   A            20        May 2005                     Yes
Southampton, New York (3)        A            13        May 2005                     Yes
Glassboro, New Jersey            A            18        May 2005                     Yes
Waldorf, Maryland                A            15        May 2005                     Yes
Buffalo, New York                A            10        May 2005                     Yes
Miami, Florida                   A            14        May 2005                     Yes
Tampa, Florida                   A            10        May 2005                     Yes
Chicago, Illinois                A            10        September 1999       Right of first refusal (4)
Minneapolis, Minnesota           A            12        December 2001                No
Duluth, Minnesota                A            20        February 1998                No
Rochester, Minnesota             A            20        August 2003          Right of first refusal (4)
St. Cloud, Minnesota             A            20        August 2003          Right of first refusal (4)
Madison, Wisconsin               A            10        August 2003          Right of first refusal (4)

          FACILITY            OPENED/    APPROXIMATE    EXPIRATION OF           PURCHASE OPTION
          LOCATION           ACQUIRED      ACREAGE       LEASE TERM             ---------------
          --------           --------      -------       ----------
Milwaukee, Wisconsin             A            20        August 2003          Right of first refusal (4)
Jackson, Mississippi             A            15        July 2005                    Yes
Charlotte, North Carolina        O            24        July 2005                    Yes
Jacksonville, Florida            O            28        October 2005                 Yes
Van Nuys, California             O            40        Company owned           Not applicable
Indianapolis, Indiana            O            16        February 2001                No
El Paso, Texas                   A             3        November 1996                No
Phoenix, Arizona                 O            13        February 2001                Yes
Hammond, Indiana (5)             O            19        September 2001       Right of first refusal
Woodinville, Washington (5)      O            10        August 2001                  No
Benicia, California (6)         N/A      16,400/sq ft   April 2000                   No

-----------------

(1) Copart's initial facility.

(2) In connection with the acquisition of the Dallas Operation, Copart obtained an option, exercisable from March 2004 through March 2014, to acquire the Dallas Operation's real property for the purchase price of $2.5 million, consisting of $500,000 in cash and a $2.0 million promissory note bearing interest at the then prime rate payable in equal monthly installments over 10 years. Such purchase price may be subject to adjustment in the event that the total cost of corrective action at the Dallas Operation exceeds $7.2 million.

(3) Leasehold interest held by NER Auction Group on the current Southampton facility expires on July 31, 1997. Thereafter, the Company and Richard Polidori, the former principal owner of NER, intend to enter into a lease relating to property owned by Mr. Polidori on Long Island with acreage, a purchase option and a lease term as described.

(4) Right of first refusal for these properties is held by the NER Auction Group entities which are leasing such properties from third party landowners and as to which Copart is the sublesee.

(5)  Opened after July 31, 1996.

(6)  Corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

     On June 3, 1994, Bill Woltz, doing business as Salvage Pool Systems, filed a complaint against Copart and Willis J. Johnson, the Company's Chief Executive Officer and a Director, in the Northern District of California alleging claims for copyright infringement, breach of implied contract, common law fraud, negligent misrepresentation and slander. Mr. Woltz is a former employee and consultant who performed computer programming services for Copart. On August 25, 1994, the original complaint was dismissed without prejudice. Mr. Woltz filed a new complaint on October 14, 1994 in the Northern District of California alleging the same claims contained in his prior complaint and, in addition, claims for unfair competition, goods sold and delivered, accounting and libel. The dispute arises out of alleged contracts between Woltz and Copart, Copart's alleged use and copying of computer programs, and alleged statements by Copart about the computer programs and alleged contracts. The complaint seeks an unspecified amount in damages, an injunction preventing Copart from using or offering to sell or license the software, costs and attorneys' fees, treble damages, punitive damages, and a retraction of alleged libelous statements. Copart filed an answer to the complaint denying all of the allegations and asserting various defenses. Management believes that the action is without merit and is
contesting the action vigorously.   Additionally, the Company has asserted
counterclaims against Woltz for ownership of software that Woltz developed while a Copart employee, conversion and possession of Copart's property. In February 1996 the Company filed a Motion for Summary Judgment. On August 19, 1996, the Court entered an Order in which it denied summary judgment on plaintiff's copyright infringement claim and reserved ruling on plaintiff's seven state law causes of action. However, in that Order the Court invited the Company to file a further summary judgment motion based on certain copyright issues. The Company intends to file such a motion by December 1996. No trial date has yet been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE AND DISTRIBUTIONS

The following table summarized the high and low sales prices per share for each quarter during the last two fiscal years. As of July 31, 1996, there were 12,641,213 shares outstanding. The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol CPRT since March 17, 1994. As of July 31, 1996, the Company had 259 shareholders of record.

1995                        High                      Low
----                        ----                      ---
First Quarter               18 5/8                    13 7/8
Second Quarter              20                        15 3/8
Third Quarter               20 5/8                    18
Fourth Quarter              23 5/8                    19 1/8

1996                        High                      Low
----                        ----                      ---
First Quarter               23 7/8                    19 1/4
Second Quarter              30 1/8                    20 3/4
Third Quarter               30 1/4                    23 1/4
Fourth Quarter              28 1/2                    12 1/4

The Company has not paid a cash dividend since 1984 and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected financial data presented below have been derived from the Company's consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 1996 and 1995 and for each of the three years in the period ended July 31, 1996. The selected operating data for the years ended July 31, 1993 and 1992 and the balance sheet data as of July 31, 1994, 1993 and 1992 are derived from audited consolidated financial statements not included herein:

($ in 000s, except per share and
other data)                              1996       1995       1994       1993      1992
                                       --------   --------   --------   -------   -------
SELECTED OPERATING DATA
Revenues (1)                           $118,248   $ 58,117   $ 22,794   $10,436   $ 6,202
Operating income                         17,802     11,261      4,112     1,422       834
Income before income taxes
 and extraordinary item                  18,190     11,437      3,710       729       882
Extraordinary item, net (2)                  --         --     (1,633)       --        --
Net income                               11,185      6,894        590       495       481
Per share:
  Income before
   extraordinary item                  $   0.85   $   0.65   $   0.30   $  0.07   $  0.07
Extraordinary item, net                      --         --      (0.22)       --        --
                                       --------   --------   --------   -------   -------
Net income                             $   0.85   $   0.65   $   0.08   $  0.07   $  0.07
                                       --------   --------   --------   -------   -------
                                       --------   --------   --------   -------   -------
Weighted average shares (000)            13,216     10,614      7,305     6,780     6,780
                                       --------   --------   --------   -------   -------
                                       --------   --------   --------   -------   -------

BALANCE SHEET DATA

Cash and cash equivalents (3)          $ 13,026   $ 13,779   $ 17,871   $ 1,786   $   538
Working capital (deficit)                40,586     32,756     21,890     2,941      (246)
Total assets                            158,066    135,158     62,569    15,944     4,073
Total debt                               11,260      3,734      4,019     8,575     1,244
Shareholders' equity                    126,245    113,116     49,288     4,132       702

OTHER

Salvage vehicles processed              391,100    223,300    101,000    45,400    28,700
Gross proceeds (000)                   $506,916   $317,788   $144,397   $57,876   $35,269
Number of auction facilities                 49         42         15        10         5

   Notes

(1) See Note 2 to the Consolidated Financial Statements for a discussion of acquistions.

(2) See Note 6 to the Consolidated Financial Statements for a discussion of the extraordinary item.

(3) See Note 9 to the Consolidated Financial Statements for a discussion of initial public offering.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (or the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue. The Company also processes a percentage of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in revenue. For the fiscal years ended July 31, 1996, 1995, and 1994, approximately 25%, 28%, and 50% of the vehicles sold by Copart, respectively, were processed under the PIP, and approximately 6%, 2% and less than 1% of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program. The decrease in the percentage of vehicles sold under the PIP resulted from the acquisition by Copart of various companies that conducted business on a fixed fee consignment basis, which is consistent with industry practice. As a result of the acquisition of NER Auction Group ("NER") on May 2, 1995, which processed almost all of its vehicles on a fixed fee consignment basis, the percentage of the Company's vehicles processed under the PIP decreased. The Company attempts to convert acquired operations to the PIP Program which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs. However, due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP and/or Purchase Program, by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary. In addition to auction fees paid by vehicle suppliers and vehicle buyers, approximately 27%, 31%, and 38% of Copart's revenues for the fiscal years ended July 31, 1996, 1995 and 1994, respectively, were attributable to buyer fees, which are fees received from buyers in addition to amounts they pay to purchase salvage vehicles.

     Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fleet maintenance and repair, fuel and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

     The results of the Company's operations reflect the increase in the number of vehicles processed in the eastern United States, the sale of these vehicles generated lower margins than those in Copart's operations in the western, midwest and southwestern United States. The results also reflect additional vehicles processed under purchase programs as part of the Company's marketing thrust to secure new vehicle suppliers.

     The period-to-period comparability of Copart's operating results and financial condition is substantially affected by certain business acquisitions and new openings made by Copart during such periods.

ACQUISITIONS AND NEW OPERATIONS

     Copart has experienced significant growth as it acquired 38 salvage vehicle auction facilities and established seven new facilities since the beginning of fiscal 1992. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired (consisting principally of goodwill) is being amortized over a period not to exceed 40 years.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage yards in new regions, as well as the regions currently served by Company yards. As part of this strategy, during fiscal 1996, Copart acquired two facilities in or near Jackson, Mississippi, and El Paso, Texas, and opened five new facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. During fiscal 1995, Copart acquired NER, plus six facilities in or near Kansas City, Kansas; Tulsa and Oklahoma City, Oklahoma; St. Louis, Missouri; and Conway and West Memphis, Arkansas; and opened one facility in Sacramento, California. In addition, Copart acquired five facilities in or near Houston, Dallas, Lufkin and Longview, Texas; and Atlanta, Georgia; and opened one facility in Portland, Oregon during fiscal 1994. The Company believes that these acquisitions and openings solidify the Company's coverage of the West Coast, expand the Company's coverage of the South, Southwest and Midwest, give the Company a substantial presence in the Northeast, the Great Lakes states, Georgia and Florida. The Company expects to incur future amortization charges in connection with anticipated acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

     The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs, (iii) making available vehicle purchase programs which are designed to reduce vehicle suppliers' administrative expenses and (iv) initiating the Company's merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operational procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the consolidated statements of income of Copart expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

                                                          YEAR ENDED JULY 31,
                                                          -------------------
                                                          1996    1995    1994
                                                          ----    ----    ----
Revenues                                                 100.0%  100.0%  100.0%
                                                         -----   -----   -----

Operating expenses:
  Yard and fleet                                          70.6    65.0    64.7
  General and administrative                               9.2     9.8    10.6
  Depreciation and amortization                            5.1     5.8     6.7
                                                         -----   -----   -----
    Total operating expenses                              84.9    80.6    82.0
                                                         -----   -----   -----

Operating income                                          15.1    19.4    18.0
Other income (expense)                                     0.3     0.3    (1.7)
                                                         -----   -----   -----

Income before income taxes and extraordinary item         15.4    19.7    16.3
Income taxes                                               5.9     7.8     6.5
                                                         -----   -----   -----
Income before extraordinary item                           9.5    11.9     9.8
Extraordinary item, net                                     --      --    (7.2)
                                                         -----   -----   -----
Net income                                                 9.5%   11.9%    2.6%
                                                         -----   -----   -----
                                                         -----   -----   -----

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues were approximately $118.2 million during fiscal 1996, an increase of approximately $60.1 million, or 103%, over fiscal 1995 based on 391,100 vehicles processed. Approximately $45.8 million of the increase in revenues was the result of the acquisition of the Kansas City, Oklahoma City, Tulsa, St. Louis, Conway, West Memphis, NER, Jackson, and El Paso operations; and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix facilities. Existing yard revenues increased by approximately $14.3 million, or 33% over fiscal 1995, of which revenues from Purchase Program vehicles accounted for approximately $11.5 million of the increase. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. The remainder of the increase in revenue at these facilities was primarily attributable to increased per unit revenues of approximately 9% and increased vehicle volume of approximately 3%.

     Yard and fleet expenses were approximately $83.5 million during fiscal 1996, an increase of approximately $45.8 million, or 121%, over fiscal 1995. Approximately $34.2 million of the increase was the result of the acquisition of the Kansas City, Oklahoma City, Tulsa, St. Louis, Conway, West Memphis, NER, Jackson, and El Paso operations; and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix facilities. The remainder of the increase in yard and fleet expenses was attributable to yard and fleet expenses from existing operations, including the cost of Purchase Program vehicles. Yard and fleet expenses increased to 70.6% of revenues during fiscal 1996, as compared to 65.0% of revenues during fiscal 1995, primarily as a result of the Company processing additional vehicles under the Purchase Program.

     General and administrative expenses were approximately $10.9 million during fiscal 1996, an increase of approximately $5.2 million, or 91%, over fiscal 1995, due primarily to increased personnel expense resulting from acquisitions, increased hiring in anticipation of additional growth and additional investments in marketing and MIS staff. General and administrative expenses decreased to 9.2% of revenues during fiscal 1996, as compared to 9.8% of revenues during fiscal 1995, primarily as a result of the Company processing additional vehicles under the Purchase Program which has higher revenue per unit.

     Depreciation and amortization expense was approximately $6.0 million during fiscal 1996, an increase of approximately $2.6 million, or 76%, over fiscal 1995. Such increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

     The effective income tax rate of 39% applicable to fiscal 1996 is lower than the fiscal 1995 effective income tax rate, due to savings associated with state and local tax planning.

     Due to the foregoing factors, Copart realized net income of $11.2 million for fiscal 1996, an increase of 62% compared to net income of $6.9 million for fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues were approximately $58.1 million during fiscal 1995, an increase of approximately $35.3 million, or 155%, over fiscal 1994. Approximately $24.3 million of the increase in revenues was the result of the acquisition of the Houston, Dallas, Lufkin, Longview, Atlanta, Kansas City, Oklahoma City and Tulsa, St. Louis, Conway and West Memphis and NER operations and the opening of Copart's Portland facility. Existing yard revenues increased by approximately $11.0 million, or 61%, over fiscal 1994, of which revenues from Purchase Program vehicles accounted for approximately $7.6 million of the increase. The remainder of the increase in revenues at existing operations was primarily attributable to increased buyer fees of approximately 7% and increased vehicle volume of approximately 12%.

     Yard and fleet expenses were approximately $37.8 million during fiscal 1995, an increase of approximately $23.0 million, or 156%, over fiscal 1995. Approximately $15.7 million of the increase was the result of the acquisition of the Houston, Dallas, Lufkin, Longview, Atlanta, Kansas City, Oklahoma City and Tulsa, St. Louis, Conway and West Memphis and NER operations and the opening of Copart's Portland facility. The remainder of the increase in yard and fleet expenses was attributable to yard and fleet expenses from existing operations, including the cost of Purchase Program vehicles. Yard and fleet expense increased to 65.0% of revenues during fiscal 1995, as compared to 64.7% of revenues during fiscal 1994.

     General and administrative expenses were approximately $5.7 million during fiscal 1995, an increase of approximately $3.3 million, or 136%, over fiscal 1994, due primarily to increased personnel expense resulting from acquisitions and increased hiring in anticipation of additional growth. General and administrative expenses decreased to 9.8% of revenues during fiscal 1995, as compared to 10.6% of revenues during fiscal 1994 due to costs being spread over a greater revenue base.

     Depreciation and amortization expense was approximately $3.4 million during fiscal 1995, an increase of approximately $1.9 million, or 123%, over fiscal 1994. Such increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

     Interest expense was approximately $491,000 during fiscal 1995, a decrease of $429,300 over fiscal 1994. This decrease was attributable to the repayment in fiscal 1994 of the indebtedness incurred in the February 1993 debt financing with the proceeds from the IPO. In fiscal 1994, Copart recognized an extraordinary item on the loss on extinguishment of debt associated with the February 1993 debt financing, which is shown net of income tax benefit.

     The effective income tax rate of 40% applicable to fiscal 1995 is consistent with the fiscal 1994 effective income tax rate.

     Due to the foregoing factors, Copart realized net income of $6.9 million for fiscal 1995, compared to income before extraordinary item of $2.2 million fiscal 1994 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt financing in February 1993, the issuance by Copart of 1,071,600 shares of Common Stock at $7.00 per share in a private placement to certain of its existing shareholders in November 1993, its March 1994 initial public offering ("IPO") of 2,300,000 shares of Common Stock at $12.00 per share, its follow-on offering in May 1995 of 1,897,500 shares of Common Stock at $19.25 per share, the equity issued in conjunction with certain acquisitions and borrowings under the Bank Credit Facility (as defined below) in connection with the NER Acquisition.

     At July 31, 1996, Copart had working capital of approximately $40.6 million, including cash and cash equivalents of approximately $13.0 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

     In May, 1995 Copart entered into a bank credit facility provided by Wells Fargo Bank, N.A. and U.S. Bank of California (the "Bank Credit Facility").
The Bank Credit Facility consists of a revolving line of credit of $10 million which matures in November 1997 and a $18.5 million term loan facility which matures in May 2002. The term loan amortizes on a straight-line basis over its term. The Company may reborrow up to the unamortized principal amount of the term loan. Amounts outstanding under the Bank

Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 1.75% subject to reductions based on certain credit ratios. The current spread has been reduced to 1.25%. As of July 31, 1996, there are no outstanding borrowings under this facility.

     The Company has entered into various operating lease lines for the purpose of leasing up to $10.5 million of yard and fleet equipment, of which approximately $1.4 million was available as of July 31, 1996.

     Copart generated cash from operations of approximately $11.3 million, $5.2 million and $4.7 million in fiscal years 1996, 1995 and 1994, respectively. The increase in cash from operations from fiscal 1994 to fiscal 1995 and from fiscal 1995 to fiscal 1996 reflects Copart's increased profitability.

     During the fiscal year ended July 31, 1996, Copart used cash for the acquisition of the Jackson, Mississippi and El Paso, Texas facilities, which had an aggregate cash cost of approximately $2.8 million. During the fiscal year ended July 31, 1995, Copart's principal use of cash was for the acquisition of the NER, Kansas City, Oklahoma City and Tulsa, St. Louis, Conway and West Memphis salvage vehicle auction facilities, which had an aggregate cash cost of approximately $38.3 million. Copart financed the cash portion of the NER acquisition of approximately $24.7 million principally with the proceeds from the Bank Credit Facility. The Company used a portion of the net proceeds of its May 1995 follow-on offering to repay the amounts borrowed under the Bank Credit Facility. In addition, the Company issued $21.3 million in value of its Common Stock in conjunction with the fiscal 1995 acquisitions. Copart's principal use of cash in fiscal 1994 was for the acquisition of the Houston, Lufkin, Longview and Atlanta operations, which had an aggregate cash cost of approximately $11.3 million, and repayment of $7.0 million related to the February 1993 debt financing.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $8.4 million, $5.1 million and $2.1 million for fiscal 1996, 1995 and 1994, respectively. During the fiscal year ended July 31, 1996, Copart acquired approximately 40 acres of land at the Van Nuys facility for the purchase price of $10.5 million, for which the Company paid $3.0 million in cash and issued the seller a promissory note secured by the real property in the principal amount of $7.5 million, payable interest only at the rate of 7.2% per annum, with the principal payable in 5 years. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring yard equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $6.0 million of additional multi-vehicle transport trucks and forklifts and is disposing certain older equipment.

     In fiscal 1996 and 1995, the Company generated approximately $0.6 and $0.3 million through the exercise of employee incentive stock options, respectively. In fiscal 1995, the Company generated approximately $33.8 million of net cash primarily through the issuance of common stock in its follow-on offering. In fiscal 1994, Copart generated approximately $24.5 million of net cash from financing activities, primarily through the issuance in the IPO and private placement of Common Stock in the amount of approximately $32.2 million reduced by principal payments on notes payable of approximately $7.7 million.

     Cash and cash equivalents decreased by approximately $0.8 million and $4.1 million in fiscal 1996 and 1995, respectively. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

     The Company believes that the proceeds of its follow-on offering of Common Stock, cash generated from operations, borrowing availability under the Bank Credit Facility and equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements and fund openings and acquisitions of new facilities for the next 12 months. * However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, depending upon the rate at which the Company opens or acquires new facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 (a) for an index to the financial statements and supplementary financial information which are attached thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors."

     Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated by reference herein.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors-Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors-Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Certain Transactions."

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Page
 (a) 1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following documents are filed as part of this report:

         Independent Auditors' Report...............................    31

         Consolidated Balance Sheets at July 31, 1996 and 1995......    32


         Consolidated Statements of Income for the three years ended
          July 31, 1996.............................................    33

         Consolidated Statements of Shareholders' Equity for the
          three years ended July 31, 1996...........................    34

         Consolidated Statements of Cash Flows for the three years
          ended July 31, 1996.......................................    35

         Notes to Consolidated Financial Statements.................    37

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

         II - Valuation and Qualifying Accounts.....................    50

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

   *3.1   Amended and Restated Articles of Incorporation of the
           Registrant
 ***3.2   Bylaws of the Registrant, as amended
***10.1+  Copart, Inc. 1992 Stock Option Plan, as amended
  *10.2+  1994 Employee Stock Purchase Plan, with form of
           Subscription Agreement
  *10.3+  1994 Director Option Plan, with form of Subscription
           Agreement
  *10.4   Indemnification Agreement, dated December 1, 1992,
           among the Registrant and Willis J. Johnson, Reba J. Johnson, A. Jayson Adair, Michael A. Seebode, Steven
           D. Cohan and Paul A. Styer
  *10.5   Indemnification Agreement, dated July 1, 1993,
           between the Registrant and Willis J. Johnson, Marvin
           L.  Schmidt, James E. Meeks and Steven D. Cohan
  *10.6   Indemnification Agreement, dated November 9, 1993,
           between the Registrant and James Grosfeld
  *10.7   Form of Indemnification Agreement to be entered into
           by the Registrant and each of Harold Blumentstein and Patrick Foley
  *10.8+  Employment Contract for Chief Executive, dated
           February 17, 1993, between Willis J. Johnson and the
           Registrant
  *10.9+  Employment Contract, dated August 1, 1992, between A.
           Jayson Adair and the Registrant

   *10.10+  Employment for Senior Executive, dated September 1,
             1992, between Paul A. Styer and the Registrant
   *10.11   Employment Contract for Senior Executive, dated
             September 1, 1992, between James E. Meeks and the
             Registrant
   *10.12   Common Stock Warrant, dated November 9, 1993, issued to
             James Grosfeld
 ***10.13   Credit Agreement among Copart, Inc. and Wells Fargo
             Bank, National Association, U.S. Bank of
             California and Wells Fargo Bank, National
             Association, as Agent, dated May 1, 1995
****10.14   Agreement for Purchase and Sale of Assets of NER
             Auction Systems, dated January 13, 1995, among Registrant, the list of Sellers as set forth therein, Richard A. Polidori, Gordon
             VanValkenberg, and Stephen Powers
    10.15 Contract of Sale by and between the Stroh Companies, Inc. as Seller an Copart, Inc. as Purchaser, dated April 4, 1996
    11.1    Copart, Inc. and Subsidiary Computation of Net
             Income Per Share
    23.1    Consent of KPMG Peat Marwick LLP
    24.1    Power of Attorney (See page 29 of this Form 10-K)
    27.1    Financial Data Schedule

(b) Reports on Form 8-K

       None

(c) See response to Item 14(a)(3) above

(d) See response to Item 14(a)(2) above

-------------------------

* Incorporated by reference from exhibit to registrant's Registration Statement on Form S-1, as amended (File No. 33- 74250).
+ Denotes a compensation plan in which an executive officer participates. *** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission.
**** Incorporated by reference from exhibit to registrant's Registration Statement on Form S-3, as amended (File No. 33- 91110) filed with the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant

                                       COPART, INC.


October 28, 1996                   BY: /s/ Willis J. Johnson
                                       -----------------------------------
                                       Willis J. Johnson
                                       Chief Executive Officer


                               POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Willis J. Johnson and Joseph M. Whelan and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature               Capacity in Which Signed                Date
   ---------               ------------------------                ----

 /s/ Willis J. Johnson       Chief Executive Officer           October 28, 1996
 -----------------------  (Principal Executive Officer)
  Willis J. Johnson              and Director


 /s/ Joseph M. Whelan      Senior Vice President and           October 28, 1996
 -----------------------    Chief Financial Officer
   Joseph M. Whelan        (Principal Financial and
                              Accounting Officer)


 /s/ A. Jayson Adair       Executive Vice President            October 28, 1996
 -----------------------        and Director
   A. Jayson Adair


 /s/ James Grosfeld              Director                      October 28, 1996
 -----------------------
   James Grosfeld


 /s/ Marvin L. Schmidt       Senior Vice President             October 28, 1996
 -----------------------   of Corporate Development
   Marvin L. Schmidt             and Director


 /s/ Jonathan Vannini              Director                    October 28, 1996
 -----------------------
   Jonathan Vannini

 /s/ Harold Blumenstein            Director                    October 28, 1996
 -----------------------
   Harold Blumenstein

                             INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
Copart, Inc.:


We have audited the consolidated financial statements of Copart, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                               KPMG Peat Marwick LLP



San Francisco, California
September 27, 1996


                            COPART, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                            July 31,
                                                                    ----------------------

                                                       ASSETS          1996          1995
                                                                       ----          ----
Current assets:
 Cash and cash equivalents                                       $  13,026,200  $  13,779,200
 Accounts receivable, net                                           29,992,000     23,901,600
 Income taxes receivable                                               742,200         --
 Vehicle pooling costs                                               9,253,300      6,721,400
 Inventory                                                           1,456,400      3,252,400
 Deferred income taxes                                                 378,400        131,000
 Prepaid expenses and other assets                                   2,450,800        209,300
                                                                 -------------  -------------
   Total current assets                                             57,299,300     47,994,900
Property and equipment, net                                         26,204,200     13,082,000
Intangibles and other assets, net                                   74,562,300     74,081,100
                                                                 -------------  -------------
   Total assets                                                  $ 158,065,800  $ 135,158,000
                                                                 -------------  -------------
                                                                 -------------  -------------



                        LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Current portion of long-term debt                               $     772,800  $     582,700
 Accounts payable and accrued liabilities                           10,370,000      9,550,000
 Deferred revenue                                                    5,570,500      5,106,700
                                                                 -------------  -------------
   Total current liabilities                                        16,713,300     15,239,400
Deferred income taxes                                                  610,300        633,000
Long-term debt, less current portion                                10,487,000      3,151,000
Other liabilities                                                    4,010,200      3,019,000
                                                                 -------------  -------------
   Total liabilities                                                31,820,800     22,042,400
                                                                 -------------  -------------


Shareholders' equity:
   Common stock, no par value - 30,000,000 shares authorized;
      12,641,213 and 12,372,224 shares issued and outstanding
      at July 31, 1996 and July 31, 1995,  respectively            106,473,800    104,529,800
   Retained earnings                                                19,771,200      8,585,800
                                                                 -------------  -------------
      Total shareholders' equity                                   126,245,000    113,115,600
                                                                 -------------  -------------
Commitments and contingencies
      Total liabilities and shareholders' equity                 $ 158,065,800  $ 135,158,000
                                                                 -------------  -------------
                                                                 -------------  -------------



         See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                             Years Ended July 31,
                                            -------------------------------------------------

                                                1996              1995               1994
                                                ----              ----               ----
Revenues                                    $ 118,247,600     $  58,116,700     $  22,793,700
                                            -------------     -------------     -------------
Operating expenses:
 Yard and fleet                                83,541,800        37,753,400        14,747,600
 General and administrative                    10,907,500         5,704,400         2,413,200
 Depreciation and amortization                  5,996,700         3,397,900         1,521,000
                                            -------------     -------------     -------------
   Total operating expenses                   100,446,000        46,855,700        18,681,800
                                            -------------     -------------     -------------
   Operating income                            17,801,600        11,261,000         4,111,900
                                            -------------     -------------     -------------
Other income (expense):
 Interest expense                                (450,800)         (491,000)         (920,300)
 Interest income                                  680,200           582,500           250,300
 Other income                                     158,900            84,200           268,400
                                            -------------     -------------     -------------
   Total other income (expense)                   388,300           175,700          (401,600)
                                            -------------     -------------     -------------
   Income before income taxes and
    extraordinary item                         18,189,900        11,436,700         3,710,300
Income taxes                                    7,004,500         4,542,400         1,487,900
                                            -------------     -------------     -------------
   Income before extraordinary item            11,185,400         6,894,300         2,222,400
Extraordinary item - loss on
 extinguishment of debt, net of income
 tax benefit of $1,088,600                         --                --            (1,632,800)
                                            -------------     -------------     -------------
   Net income                               $  11,185,400     $   6,894,300     $     589,600
                                            -------------     -------------     -------------
                                            -------------     -------------     -------------
Per share:
Income before extraordinary item            $        0.85     $        0.65     $        0.30
Extraordinary item                                 --                --                 (0.22)
                                            -------------     -------------     -------------
Net income                                  $        0.85     $        0.65     $        0.08
                                            -------------     -------------     -------------
                                            -------------     -------------     -------------
Weighted average shares and equivalents
   outstanding                                 13,215,636        10,614,201         7,304,851
                                            -------------     -------------     -------------
                                            -------------     -------------     -------------





         See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Common stock
                                    --------------------------------
                                       Outstanding                         Retained        Shareholders'
                                         Shares           Amount           Earnings            Equity
                                    ----------------  ---------------    --------------     ---------------
BALANCES AT JULY 31, 1993                 4,359,807   $    3,030,200     $   1,101,900      $   4,132,100
Shares issued for acquisitions            1,021,750       12,405,000            --             12,405,000
Shares issued in connection with
 private placement                        1,071,600        7,486,500            --              7,486,500
Shares issued in connection with
 initial public offering                  2,300,000       24,674,800            --             24,674,800
Net income                                   --               --               589,600            589,600
                                        -----------    -------------     -------------      -------------
BALANCES AT JULY 31, 1994                 8,753,157       47,596,500         1,691,500         49,288,000
Shares issued for acquisitions            1,366,666       21,310,100            --             21,310,100
Shares issued in connection with
 public offering                          1,897,500       33,844,900            --             33,844,900
Exercise of stock options                   156,100          269,100            --                269,100
Exercise of warrants                        188,341        1,301,800            --              1,301,800
Shares issued for Employee
 Stock Purchase Plan                         10,460          207,400            --                207,400
Net income                                   --               --             6,894,300          6,894,300
                                        -----------    -------------     -------------      -------------
BALANCES AT JULY 31, 1995                12,372,224      104,529,800         8,585,800        113,115,600
Shares issued for acquisition                   288            6,200            --                  6,200
Exercise of stock options                   157,508          586,600            --                586,600
Exercise of warrants                         87,431          860,300            --                860,300
Shares issued for Employee
 Stock Purchase Plan                         21,062          434,200            --                434,200
Shares issued for software                    2,700           56,700            --                 56,700
Net income                                   --               --            11,185,400         11,185,400
                                        -----------    -------------     -------------      -------------
BALANCES AT JULY 31, 1996                12,641,213    $ 106,473,800     $  19,771,200      $ 126,245,000
                                        -----------    -------------     -------------      -------------
                                        -----------    -------------     -------------      -------------




         See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years ended July 31,
                                                       ------------------------------------------------
                                                              1996            1995            1994
                                                              ----            ----            ----
Cash flows from operating activities:
 Net income                                              $  11,185,400   $   6,894,300   $     589,600
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                              5,996,700       3,397,900       1,521,000
  Amortization of OID                                           --              --             192,200
  Loss on extinguishment of debt                                --              --           2,721,400
  Deferred rent                                                991,200          19,000          --
  Deferred income taxes                                       (270,100)         71,800         (49,900)
  (Gain) loss on sale of assets                                (62,300)        (17,000)        117,800
  Employee stock purchase plan compensation                     91,600          68,600          --
  Changes in operating assets and liabilities:
   Acounts receivable                                       (5,528,500)     (4,905,500)     (1,677,500)
   Vehicle pooling costs                                    (2,366,800)     (1,487,100)       (730,900)
   Inventory                                                 1,796,000      (3,172,500)        (79,900)
   Prepaid expenses and other current assets                (1,738,800)        503,400        (343,000)
   Accounts payable and accrued liabilities                    820,000       1,925,900       1,840,600
   Deferred revenue                                            248,000         751,900         171,600
   Income taxes                                                118,100       1,168,900         474,700
                                                         -------------   -------------   -------------
  Net cash provided by operating activities                 11,280,500       5,219,600       4,747,700
                                                         -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments received on notes receivable                          --             146,400         219,600
 Purchase of property and equipment                         (8,412,800)     (5,055,800)     (2,058,600)
 Proceeds from sale of property and equipment                  516,600          17,000         107,500
 Purchase of property and equipment in
  connection with acquisitions                                (174,500)     (4,870,400)       (375,500)
 Purchase of intangible assets in connection
  with acquisitions                                         (2,296,800)    (24,869,900)     (8,691,400)
 Purchase of net current assets in connection
  with acquisitions                                           (511,200)     (8,562,500)     (2,331,500)
 Purchase of software development costs                       (672,100)         --              --
 Deferred preopening costs                                    (714,700)         --              --
 Other intangible asset additions                             (123,500)         --              --
                                                         -------------   -------------   -------------
   Net cash used in investing activities                   (12,389,000)    (43,195,200)    (13,129,900)
                                                         -------------   -------------   -------------


                    Continued on next page

                           COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years ended July 31,
                                                         ----------------------------------------------
                                                               1996            1995           1994
                                                               ----            ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                         --          33,844,900      32,161,300
 Proceeds from exercise of stock options                       586,600         269,100          --
 Proceeds from issuance of Employee
  Stock Purchase Plan Shares                                   342,600         138,800          --
 Proceeds from issuance of notes payable                        --          20,525,700          --
 Principal payments on notes payable                          (573,700)    (20,894,200)     (7,694,700)
                                                         -------------   -------------   -------------
  Net cash provided by financing activities                    355,500      33,884,300      24,466,600
                                                         -------------   -------------   -------------
 Net (decrease) increase in cash and
   cash equivalents                                           (753,000)     (4,091,300)     16,084,400


 Cash and cash equivalents at beginning of year             13,779,200      17,870,500       1,786,100
                                                         -------------   -------------   -------------
 Cash and cash equivalents at end of year                $  13,026,200   $  13,779,200   $  17,870,500
                                                         -------------   -------------   -------------
                                                         -------------   -------------   -------------


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                         $     450,800   $     491,000   $     782,800
                                                         -------------   -------------   -------------
                                                         -------------   -------------   -------------
   Income taxes paid                                     $   7,160,300   $   3,298,400   $     312,400
                                                         -------------   -------------   -------------
                                                         -------------   -------------   -------------

 See note 14 for noncash financing and investing activities.






         See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 1996, 1995 AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CORPORATION ACTIVITIES

     Copart, Inc. and its subsidiaries (the "Company") provide vehicle suppliers with a full range of services to process and sell salvage vehicles. The Company auctions salvage vehicles, which are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made.

     Gross proceeds generated from auctioned vehicles were approximately $506,916,000, $317,788,000 and $144,397,200, for the years ended July 31,
1996, 1995 and 1994, respectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenues are recorded at the date the vehicles are sold at auction and delivered to the buyers.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

VEHICLE POOLING COSTS

     Vehicle pooling costs consist of labor, towing, outside services and other costs directly attributable to the gathering and processing of vehicles prior to their sale. Vehicle pooling costs are recognized as expenses in the period the vehicle is sold at auction. The Company continually evaluates and adjusts the components of vehicle pooling costs , as necessary.

INVENTORY

     Inventories of purchased vehicles are stated at the lower of specific cost or estimated realizable value.

DEFERRED PREOPENING COSTS

     Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months. These costs are included in prepaid expenses and other assets.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Assets acquired before July 31, 1991 are depreciated using accelerated methods. For assets acquired subsequent to July 31, 1991, depreciation expense is provided on the straight-line method over the estimated useful lives of the related assets, generally five to nineteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the useful lives of the respective assets.

INTANGIBLE ASSETS

     Intangible assets consist of covenants not to compete, goodwill, options to purchase leased property and other costs. Amortization, except for the options to purchase leased property, is provided on the straight-line method over the estimated lives, not to exceed forty years. The Company continually evaluates the recoverability of goodwill as well as other intangible assets by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future results. As part of this review, the Company takes into consideration any events and circumstances which might have diminished the fair values.

IMPAIRMENT OF LONG-LIVED ASSETS

     In fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company identified no long-lived assets or identifiable intangibles which were impaired.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107.

NET INCOME PER SHARE

     Net income per share is computed by using the weighted average number of common shares and equivalents assumed to be outstanding during the periods. Common stock options and warrants to purchase common stock were included in the calculations of net income per share.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENT ACCOUNTING PRONOUNCEMENT

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs on a fair value basis related to its employee stock based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a note to the consolidated financial statements.

     The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of income or financial position.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  ACQUISITIONS

FISCAL 1996 TRANSACTIONS

     On August 1, 1995, the Company acquired certain assets of Mississippi Salvage Disposal Company, Inc., of Jackson, Mississippi. On November 16, 1995, the Company acquired certain assets of Sun City Salvage Pool, Inc., of El Paso, Texas. The consideration paid for these acquisitions consisted of $2,782,500 in cash. The Company also paid $200,000 for an option to purchase land. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $1,746,800 has been recorded as goodwill and is being amortized in a straight-line basis over forty years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities. In addition, the Company paid $125,000 in June 1996 for contingent consideration related to the fiscal 1994 Lufkin and Longview acquisitions, and paid $6,200 in stock consideration, in November 1995, related to the fiscal 1995 St. Louis acquisition.

FISCAL 1995 TRANSACTIONS

     On October 17, 1994, the Company acquired all of the stock of Kansas City Salvage Pool, Inc. for $3,947,600 in cash and 93,104 shares of common stock valued at $1,512,900. The acquisition was accounted for using the purchase method, and the operating results subsequent to the acquisition date are included in the Company's consolidated statements of income. The excess of the purchase price over the fair value of the net identifiable assets acquired at $4,689,200 has been recorded as goodwill and is being amortized on a straight-line basis of 40 years. In conjunction with this acquisition, the Company entered into a lease for the use of the facilities.

     On November 13, 1994, the Company acquired certain assets of Auto Pools of Oklahoma City and Tulsa, Inc., Auto Storage Pool, Inc. and Auto Pools of Tulsa, Inc. of Oklahoma City and Tulsa, Oklahoma. On March 1, 1995, the Company acquired certain assets of Missouri Auto Salvage Pool, Inc. of St. Louis, Missouri. On April 7, 1995, the Company acquired certain assets and liabilities of Mid-Ark Salvage Pool, Inc. of Conway and West Memphis, Arkansas. The consideration paid for these acquisitions consisted of $4,391,300 in cash and 112,466 shares of common stock valued at $2,055,500. The Company also paid $500,000 for options to purchase the St. Louis, Conway, and West Memphis facilities. The acquired net assets consisted of accounts and advances receivables, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $4,471,000 has been recorded as goodwill and is being amortized in a straight-line basis between thirty and forty years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities. In addition, the Company paid $119,400 in May, 1995 for contingent consideration related to the fiscal 1994 Lufkin and Longview acquisitions.

     On May 2, 1995, the Company acquired certain assets and liabilities of NER Auction Group with 20 locations in 11 states in the northeast and great lakes regions and Florida for $22,732,000 in cash and 1,161,103 shares of common stock valued at $17,741,700. The Company also paid $2,000,000 for options to purchase land and buildings at certain facilities. The acquisition was accounted for using the purchase method, and the operating results subsequent to the acquisition date are included in the Company's consolidated statements of income. The excess of the purchase price over the fair value of the identifiable net assets acquired of $31,615,200 has been recorded as goodwill and is being amortized on a straight-line basis over forty years. In conjunction with this acquisition, the Company entered into leases for all of the facilities.

FISCAL 1994 TRANSACTIONS

     On January 10, 1994, the Company acquired certain operating assets from Yeates Company, Inc. (Houston Auction Pool) of Houston, Texas for $7,324,800 in cash. The acquisition was accounted for using the purchase method, and the operating results subsequent to the acquisition date are included in the Company's consolidated statements of income. The excess of the purchase price over the fair value of the net identifiable assets acquired of $6,009,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years. In conjunction with this acquisition, the Company has entered into a lease for use of the facilities.

 On March 16, 1994, the Company acquired all of the assets and liabilities (including the assumption of an environmental liability for $3,000,000) of North Texas Salvage Pool, Inc. for $200,000 in cash and, 979,583 shares of common stock valued at $11,755,000. The Company also paid $25,000 for options to purchase the land and buildings. The acquisition was accounted for using the purchase method, and the operating results subsequent to the acquisition date are included in the Company's consolidated statements of income. The excess of the purchase price over the fair value of the net identifiable assets acquired of $14,082,900 has been recorded as goodwill and is being amortized on a straight-line basis over forty years. In conjunction with this acquisition, the Company has entered into a lease for use of the facilities.

 On May 1, 1994, the Company, through a wholly owned subsidiary, acquired certain operating assets of the Lufkin and Longview Partnership of Lufkin and Longview, Texas. On July 15, 1994, the Company, through a wholly owned subsidiary, acquired certain operating assets of Hughes Auto Disposal, Inc. of Atlanta, Georgia. The consideration paid for these acquisitions consisted of cash of $3,630,000 and the issuance of 42,167 shares of the Company's common stock. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, options to purchase the related land and facilities, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of purchase price over fair value of the net identifiable assets acquired of $2,040,500 has been recorded as goodwill and is being amortized on a straight-line basis between thirty and forty years. In conjunction with the acquisitions, the Company entered into leases for the use of the facilities. The lease pertaining to Hughes Auto Disposal, Inc. acquisition contains a purchase option to acquire the related land and facilities.

     The following unaudited pro forma financial information assumes the 1996 and 1995 acquisitions, debt repayment and secondary offering occurred at the beginning of fiscal 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1995 or of the results of which may occur in the future.

                                                        Years ended July 31,
                                                        --------------------
                                                        1996           1995
                                                        ----           ----


Revenues                                            $118,248,000   $ 84,820,000
                                                    ------------   ------------
                                                    ------------   ------------
Operating income                                    $ 17,802,000   $ 15,852,000
                                                    ------------   ------------
                                                    ------------   ------------
Net income                                          $ 11,185,000   $  9,578,000
                                                    ------------   ------------
                                                    ------------   ------------
Net income per share                                $       0.85   $       0.72
                                                    ------------   ------------
                                                    ------------   ------------


(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                              July 31,
                                                              --------

                                                         1996          1995
                                                         ----          ----

Accounts receivable                                   $29,730,500   $21,947,100
Related party receivable                                  360,500     2,053,500
                                                      -----------   -----------
                                                       30,091,000    24,000,600
Less allowance for doubtful accounts                       99,000        99,000
                                                      -----------   -----------
                                                      $29,992,000   $23,901,600
                                                      -----------   -----------
                                                      -----------   -----------

     Accounts receivable includes trade accounts receivable and advance charges. Trade accounts receivable include fees to be collected from insurance companies and buyers. Advance charges receivable represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold and approximate $9.8 million and $7.8 million as of July 31, 1996 and 1995, respectively.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              July 31,
                                                              --------
                                                         1996         1995
                                                         ----         ----
Transportation and other equipment                   $11,488,100   $10,185,700
Office furniture and equipment                         4,361,600     2,668,500
Land, buildings and leasehold improvements            17,582,800     4,677,300
                                                     -----------   -----------
                                                      33,432,500    17,531,500
Less accumulated depreciation                          7,228,300     4,449,500
                                                     -----------   -----------
                                                     $26,204,200   $13,082,000
                                                     -----------   -----------
                                                     -----------   -----------
                                                                           41

     Included in property and equipment as of July 31, 1996 and 1995, are $1,330,600 and $663,700 respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $404,200 and $220,800 as of July 31, 1996 and 1995, respectively.

(5)  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consists of the following:


                                                    JULY 31,
                                                    --------
                                               1996           1995
                                               ----           ----
Covenants not to compete                  $  4,787,500    $  4,462,500
Goodwill                                    70,404,400      68,395,800
Options to purchase leased property          3,455,000       3,255,000
Software                                       809,800          81,000
Other                                          215,400         322,500
                                          ------------    ------------
                                            79,672,100      76,516,800
Less accumulated amortization                5,109,800       2,435,700
                                          ------------    ------------
                                          $ 74,562,300    $ 74,081,100
                                          ------------    ------------
                                          ------------    ------------

(6)  SUBORDINATED NOTES PAYABLE

     In 1993, the Company consummated a private placement note financing of $10 million and borrowed $7,000,000. In connection with this financing, the Company issued 1,326,307 shares of common stock to the noteholders and warrants to purchase 405,944 shares of common stock to a placement agent. During fiscal 1994, the unamortized amounts of debt offering costs of $539,900 and original issue discount of $2,181,500 were written off in connection with the repayment of the related debt and recorded as an extraordinary item.

(7)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following:

                                                    JULY 31,
                                                    --------
                                               1996           1995
                                               ----           ----
Trade accounts payable                    $    347,600    $  1,461,400
Accounts payable to insurance companies      7,810,100       4,860,600
Accrued payroll                              1,455,400       1,000,700
Other accrued liabilities                      756,900       2,227,300
                                          ------------    ------------
                                          $ 10,370,000    $  9,550,000
                                          ------------    ------------
                                          ------------    ------------

(8)  LONG-TERM DEBT

     Long-Term debt consists of the following:

                                                          JULY 31,
                                                          --------
                                                     1996          1995
                                                     ----          ----
Note payable to a corporation, secured by land,
payable in monthly interest only installments
of $45,000 through May 2001, when balance is
due, bearing interest at 7.2%                    $ 7,500,000              --

Unsecured note payable to an individual,
payable in monthly installments of $33,000
through September 1997 when the balances become
due, bearing interest at 10%                       1,801,500       2,006,500

Notes payable under capital leases, secured by
equipment, payable in monthly installments of
$1,600 to $17,800 through July 1999, bearing
interest from 3.9% to 10.4%                          908,300         449,400

Notes payable secured by land, payable in
monthly installments of $2,600 to $3,100
through July 2000, bearing interest at 8%            642,100         657,400

Unsecured notes payable to individuals, payable
in monthly installments of $3,300 to $5,000
through February 2000, bearing interest at 10%
to 12%                                               229,700         346,900

Notes payable to financial institutions,
secured by equipment, payable in monthly
installments of  $1,400 to $3,200 through
September 1999, bearing interest from 8% to 9.5%     178,200         273,500
                                                 -----------     -----------
                                                  11,259,800       3,733,700
Less current portion                                 772,800         582,700
                                                 -----------     -----------
                                                 $10,487,000     $ 3,151,000
                                                 -----------     -----------
                                                 -----------     -----------

The aggregate maturities of long-term debt are as follows:

YEARS ENDING JULY 31,
---------------------
1997                                             $   772,800
1998                                               2,031,200
1999                                                 573,500
2000                                                 382,300
2001                                               7,500,000
                                                 -----------
                                                 $11,259,800
                                                 -----------
                                                 -----------

     The Company has entered into a bank credit facility which consists of a revolving line of credit of $10 million which matures in November 1997 and a $18.5 million term loan facility which matures in May 2002. The term loan amortizes on a straight-line basis over its term. The Company may reborrow up to the unamortized principal amount of the term loan. Amounts outstanding under the bank credit facility accrue interest at either the prime rate or at a rate based on LIBOR plus a spread of 1.75% subject to reductions based on certain credit ratios. The current spread has been reduced to 1.25%. As of July 31, 1996, there were no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on payment of dividends, under the facility, with which it is in compliance.

(9)  SHAREHOLDERS' EQUITY

     On May 24, 1995 the Company completed a secondary offering of 1,897,500 shares of common stock. Proceeds to the Company, net of related costs of the offering, totaled $33,844,900. On March 17, 1994, the Company completed an IPO of 2,300,000 shares of common stock. Proceeds to the Company, net of related costs of the offering, totaled $24,674,800. In November 1993, in a private placement financing to certain shareholders which generated proceeds to the Company of $7,486,500, the Company issued 1,071,600 shares of common stock and a warrant expiring in November 1998 to purchase 300,000 shares of common stock at $7.00 per share.

     In fiscal 1996, 1995 and 1994, the Company issued 288, 1,366,666 and 1,021,750 shares of common stock with a fair market value of $6,200, $21,310,100 and $12,405,000 in connection with certain acquisitions, respectively.

     The Company adopted the Copart, Inc. 1992 Stock Option Plan (the "Plan"), as amended, presently covering 1,500,000 shares of the Company's common stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a two or five year period.

     In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which 40,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified options to purchase 3,000 shares and subsequent grants to purchase 1,500 shares at specified intervals.

                                       1992 Stock Option Plan
                                       ----------------------
                                    Incentive      Non-qualified      Director         Price
                                  stock options    stock options    Option Plan      per share
                                  -------------    -------------    -----------      ---------
Outstanding at July 31, 1993         480,000          162,500            --       $ 1.00 -  2.00
  Granted                            214,000           20,000           6,000              12.00
                                   ---------         --------         -------     --------------
Outstanding at July 31, 1994         694,000          182,500           6,000       1.00 - 12.00
  Exercised                         (156,100)           --               --         1.00 -  2.00
  Granted                            160,000            --              3,000      17.00 - 21.13
                                   ---------         --------         -------     --------------
Outstanding at July 31, 1995         697,900          182,500           9,000       1.00 - 21.13
  Canceled                           (33,100)           --             (2,300)      2.00 - 21.13
  Exercised                         (155,300)           --             (2,200)      1.00 - 19.38
  Granted                            147,500            --              1,500      12.50 - 23.44
                                   ---------         --------         -------     --------------
Outstanding at July 31, 1996         657,000          182,500           6,000     $ 1.00 - 23.44
                                   ---------         --------         -------     --------------
                                   ---------         --------         -------     --------------

Vested at July 31, 1996              210,900          177,200           3,900     $ 1.00 - 19.38
                                   ---------         --------         -------     --------------
                                   ---------         --------         -------     --------------

     In March 1994, the Company authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued.

     The Company adopted the Copart, Inc. Employee Stock Purchase Plan effective January 1994. The plan provides for the purchase of up to 85,000 shares of common stock of the Company by employees pursuant to the terms of the plan, as defined. Shares of common stock issued pursuant to the plan during fiscal 1996 and 1995 were 21,062 and 10,460, respectively. Additional compensation expense of $91,600 and $68,600 was recognized in fiscal 1996 and 1995, respectively.

     At July 31, 1996, the Company has 100,584 outstanding warrants expiring in 1997 to purchase shares of common stock at $2.04 per share in connection with the financing described in note 6.

(10)  INCOME TAXES

     Income tax expense (benefit) consists of:

                                              Years ended July 31,
                                              --------------------
                                       1996            1995           1994
                                       ----            ----           ----
Federal:
    Current                         $  6,362,400   $  4,031,200   $  1,261,500
    Deferred                            (233,800)        66,200        (46,900)
                                    ------------   ------------   ------------
                                       6,128,600      4,097,400      1,214,600
                                    ------------   ------------   ------------
State:
    Current                              912,200        439,400        276,300
    Deferred                             (36,300)         5,600         (3,000)
                                    ------------   ------------   ------------
                                         875,900        445,000        273,300
                                    ------------   ------------   ------------
                                    $  7,004,500   $  4,542,400   $  1,487,900
                                    ------------   ------------   ------------
                                    ------------   ------------   ------------

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income before income tax expense and the actual income tax expense follows:

                                                       Years ended July 31,
                                                       --------------------
                                                        1996   1995   1994
                                                        ----   ----   ----
Income tax expense at statutory rate                     34%    34%    34%
State income taxes, net of federal income tax benefit     4      3      6
Amortization of goodwill                                  1      1      5
Other                                                    --      2     (5)
                                                        ----   ----   ----
                                                         39%    40%    40%
                                                        ----   ----   ----
                                                        ----   ----   ----

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                    Years ended July 31,
                                                  -----------------------
                                                      1996        1995
                                                      ----        ----
Deferred tax assets:
  Allowance for doubtful accounts receivable       $  38,700    $  30,200
  Accrued vacation                                   148,600      125,500
  State taxes                                        317,200       96,300
                                                   ---------    ---------
    Total gross deferred tax assets                  504,500      252,000
                                                   ---------    ---------
Deferred tax liabilities:
  Amortization of goodwill                          (424,000)    (202,100)
  Accrual to cash basis accounting                  (126,100)    (242,000)
  Depreciation                                      (186,300)    (309,900)
                                                   ---------    ---------
     Total gross deferred tax liabilities           (736,400)    (754,000)
                                                   ---------    ---------
       Net deferred tax liability                  $(231,900)   $(502,000)
                                                   ---------    ---------
                                                   ---------    ---------

     In fiscal 1996 and 1995, the Company recognized a tax benefit of $860,300 and $1,301,800, respectively upon the exercise of certain stock warrants that were issued to a placement agent in connection with the financing described in note 6.

(11)  MAJOR CUSTOMERS

     One customer accounted for 16% of revenue in fiscal 1996, two customers accounted for 37% of revenue in fiscal 1995, and three customers accounted for approximately 53% of revenue in fiscal 1994. No other customer accounted for more than 10% of revenues. No buyer of auto salvage accounted for more than 10% of gross proceeds in any period.

(12) COMMITMENTS AND CONTINGENCIES

     LEASES:

     The Company leases certain facilities under operating leases and has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the years ended July 31, 1996, 1995 and 1994 aggregated, $5,536,400, $2,833,600, and $1,615,900, respectively.

     The Company has operating leasing lines with certain financial institutions of up to $10,500,000 for the purpose of leasing yard and fleet equipment of which approximately $1,445,100 was available as of July 31, 1996.

     Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 1996 are as follows:

YEARS ENDING JULY 31,                               CAPITAL     OPERATING
---------------------                                LEASES        LEASES
                                                     ------        ------
1997                                               $  408,700   $  6,448,700
1998                                                  352,600      6,529,100
1999                                                  213,100      6,339,600
2000                                                       --      6,083,300
2001                                                       --      4,751,700
Thereafter                                                 --     10,472,700
                                                   ----------   ------------
                                                      974,400   $ 40,625,100
Less amount representing interest                      66,100   ------------
                                                   ----------   ------------
                                                   $  908,300
                                                   ----------
                                                   ----------

     COMMITMENT:

     The Company has entered into agreements to acquire approximately $6 million of multi-vehicle transport trucks and forklifts.

     CONTINGENCIES:

     Copart is subject to legal proceedings and claims which arise in the ordinary course of business. In addition, the Company is undergoing an examination of its fiscal 1992 through 1994 federal income tax returns. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial position of Copart.

(13)  RELATED PARTY TRANSACTIONS

     The Company leases certain of its facilities from affiliates of the Company under lease agreements. Rental payments under these leases aggregated $1,517,900, $589,300 and $149,100 for the years ended July 31, 1996, 1995 and
1994, respectively, and expire on various dates through 2005.

     An affiliate provided $559,800, $535,800 and $562,800 of tow services to the Company in fiscal 1996, 1995 and 1994, respectively.

(14)  NONCASH FINANCING AND INVESTING ACTIVITIES

     In fiscal 1996, 2,700 shares, valued at $56,700, were issued to an outside consultant for services rendered in connection with the development of computer software. In addition, 288 shares of common stock were issued as contingent consideration related to the acquisition of the St. Louis facility.

     In fiscal 1996 and 1995, the Company acquired (i) $62,900 and $21,310,100 of intangible assets through the issuance of common stock, respectively and
(ii) $599,800 and $133,100 of tangible assets through the issuance of notes payable in connection with capital leases, respectively. In addition, in fiscal 1996, the Company acquired real property for the purchase price of $10.5 million of which $3 million was paid in cash, and $7.5 million was paid through the issuance of a note payable.

     In fiscal 1996 and 1995, 94,607 and 210,673 warrants were exercised in a non-cash transaction which resulted in the issuance of 87,431 and 188,431 shares of common stock, respectively.

     In fiscal 1994, the Company acquired: (i) $14,957,000 of intangible assets and $478,300 of tangible assets through the assumption of a note payable on a capital lease, assumption of certain liabilities, and the issuance of common stock; (ii) $300,000 of tangible assets through issuance of a note payable; and (iii) $332,800 of tangible assets through issuance of notes payable in connection of capital leases.

(15)  QUARTERLY INFORMATION (UNAUDITED)

                                                             FISCAL QUARTER
                                                             --------------

                                    FIRST          SECOND          THIRD         FOURTH         TOTAL
                                    -----          ------          -----         ------         -----
1996
Revenues                         $ 26,416,400   $ 26,071,100   $ 34,330,100   $ 31,430,000   $118,247,600
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Operating income                 $  4,283,200   $  4,881,200   $  4,537,600   $  4,099,600   $ 17,801,600
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Net income                       $  2,617,700   $  3,021,500   $  2,789,100   $  2,757,100   $ 11,185,400
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Net income per share             $       0.20   $       0.23   $       0.21   $       0.21   $       0.85
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------


                                                             FISCAL QUARTER
                                                             --------------

                                    FIRST          SECOND          THIRD         FOURTH         TOTAL
                                    -----          ------          -----         ------         -----
1995
Revenues                         $  9,686,700   $ 10,983,500   $ 16,004,900   $ 21,441,600   $ 58,116,700
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Operating income                 $  2,012,000   $  2,530,100   $  3,112,600   $  3,606,300   $ 11,261,000
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Net income                       $  1,262,100   $  1,586,200   $  1,900,700   $  2,145,300   $  6,894,300
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Net income per share             $       0.13   $       0.16   $       0.19   $       0.17   $       0.65
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

FORM 10-K

The Company will provide, without charge to each Shareholder, upon written request a copy of its Form 10-K as required to be filed with the Securities & Exchange Commission pursuant to rule 13a-1, under the Securities Exchange Act of 1934. Your written request should be directed to: Chief Financial Officer, Copart, Inc.

ANNUAL MEETING

The Annual meeting of Shareholders will be held at 5500 E. Second Street, Benicia, California 94510 at 8:00 a.m. December 5, 1996.

                                                                    SCHEDULE II


                         COPART, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1996, 1995 AND 1994


                                                                                 DEDUCTIONS
                                       BALANCE AT        CHARGED TO COSTS      APPLICATIONS TO      BALANCE AT
  DESCRIPTION AND YEAR             BEGINNING OF YEAR       AND EXPENSES           BAD DEBT         END OF YEAR
  --------------------             -----------------     ----------------      ---------------     -----------
Reserve for doubtful accounts:

July 31, 1996                          $  99,000                --                    --            $  99,000
                                       ---------            ---------             ---------         ---------
                                       ---------            ---------             ---------         ---------

July 31, 1995                          $  80,000            $  19,000                 --            $  90,000
                                       ---------            ---------             ---------         ---------
                                       ---------            ---------             ---------         ---------

July 31, 1994                          $  39,400            $  40,600                 --            $  80,000
                                       ---------            ---------             ---------         ---------
                                       ---------            ---------             ---------         ---------