Form 10-Q
period 1996-10-31
COPART INC
filed 1996-12-09
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1996


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

                    YES    X       NO
                          ----         ----

     Number of shares of Common Stock outstanding as of December 2, 1996:
12,655,790

                         PART I -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      October 31,         July 31,
                                                                         1996               1996
                                                                   --------------      -------------
                                                                      (unaudited)
     Current assets:
          Cash and cash equivalents                                $  15,393,700       $  13,026,200
          Accounts receivable, net                                    30,778,500          29,992,000
          Income taxes receivable                                             --             742,200
          Vehicle pooling costs                                        9,645,900           9,253,300
          Inventory                                                    1,390,300           1,456,400
          Deferred income taxes                                          378,400             378,400
          Prepaid expenses and other assets                            3,225,800           2,450,800
                                                                   --------------      -------------

               Total current assets                                   60,812,600          57,299,300

     Property and equipment, net                                      26,963,300          26,204,200
     Intangibles and other assets, net                                74,412,100          74,562,300
                                                                   --------------      -------------

               Total assets                                        $ 162,188,000       $ 158,065,800
                                                                   --------------      -------------
                                                                   --------------      -------------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Current portion of long-term debt                        $   2,297,100       $     772,800
          Accounts payable and accrued liabilities                    11,142,100          10,370,000
          Deferred revenue                                             5,742,600           5,570,500
          Income taxes payable                                           722,400                  --
                                                                   --------------      -------------

               Total current liabilities                              19,904,200          16,713,300

     Deferred income taxes                                               610,300             610,300
     Long-term debt, less current portion                              8,781,500          10,487,000
     Other liabilities                                                 4,161,300           4,010,200
                                                                   --------------      -------------

               Total liabilities                                      33,457,300          31,820,800
                                                                   --------------      -------------

     Shareholders' equity:
          Common stock, no par value - 30,000,000 shares authorized;
               12,655,713 and 12,641,213 shares issued and
               outstanding at October 31, 1996 and July 31, 1996,
               respectively                                          106,622,700         106,473,800
          Retained earnings                                           22,108,000          19,771,200
                                                                   --------------      -------------

               Total shareholders' equity                            128,730,700         126,245,000
                                                                   --------------      -------------

     Commitments and contingencies

               Total liabilities and shareholders' equity          $ 162,188,000       $ 158,065,800
                                                                   --------------      -------------
                                                                   --------------      -------------

      See accompanying notes to consolidated financial statements.

                             COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                                     Three months ended October  31,
                                                                    --------------------------------
                                                                        1996                 1995
                                                                    ------------       -------------
 Revenues                                                           $ 32,517,100       $  26,416,400
                                                                    ------------       -------------

 Operating expenses:
     Yard and fleet                                                   24,351,700          18,317,700
     General and administrative                                        2,558,200           2,407,500
     Depreciation and amortization                                     1,771,700           1,408,000
                                                                    ------------       -------------

          Total operating expenses                                    28,681,600          22,133,200
                                                                    ------------       -------------

          Operating income                                             3,835,500           4,283,200
                                                                    ------------       -------------

 Other income:
     Interest income, net                                                 10,200              64,600
     Other income                                                         27,100              14,900
                                                                    ------------       -------------

          Total other income                                              37,300              79,500
                                                                    ------------       -------------

          Income before income taxes                                   3,872,800           4,362,700

 Income taxes                                                          1,536,000           1,745,000
                                                                    ------------       -------------

          Net income                                                $  2,336,800       $   2,617,700
                                                                    ------------       -------------
                                                                    ------------       -------------

 Net income per share                                               $        .18       $         .20
                                                                    ------------       -------------
                                                                    ------------       -------------

Weighted average shares and equivalents outstanding                   13,344,900          13,335,500
                                                                    ------------       -------------
                                                                    ------------       -------------



    See accompanying notes to consolidated financial statements

                        COPART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                     Three months ended October  31,
                                                                    --------------------------------
                                                                        1996                 1995
                                                                    ------------       -------------
Cash flows from operating activities:
     Net income                                                     $  2,336,800        $  2,617,700
     Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                           1,771,700           1,408,000
               Deferred rent                                             145,300             206,600
               Gain on sale of assets                                    (18,300)                 --
               Changes in operating assets and liabilities:
                    Accounts receivable                                 (786,500)         (2,080,000)
                    Vehicle pooling costs                               (392,600)           (317,700)
                    Inventory                                             66,100           2,167,700
                    Prepaid expenses and other current assets           (949,700)           (357,300)
                    Accounts payable and accrued liabilities             772,100            (569,600)
                    Deferred revenue                                     172,100             (34,500)
                    Income taxes payable                               1,464,600           1,746,700
                                                                    ------------       -------------

                         Net cash provided by operating
                           activities                                  4,581,600           4,787,600
                                                                    ------------       -------------

Cash flows from investing activities:
          Purchase of property and equipment                          (2,250,400)         (1,429,800)
          Proceeds from sale of property and equipment                   580,900                  --
          Other intangible asset additions                              (518,100)                 --
          Other liabilities                                                5,800             211,100
          Purchase of net current assets in connection with
            acquisitions                                                      --            (372,300)
          Purchase of property and equipment in connection with
            acquisitions                                                      --             (70,000)
          Purchase of intangible assets in connection with
            acquisitions                                                      --          (1,687,100)
                                                                    ------------       -------------
                         Net cash used in investing activities        (2,181,800)         (3,348,100)
                                                                    ------------       -------------

Cash flows from financing activities:
          Proceeds from the exercise of stock options                    148,900              46,400
          Principal payments on notes payable                           (181,200)           (116,100)
          Debt issuance costs                                                 --             (40,200)
                                                                    ------------       -------------
                          Net cash used in financing
                             activities                                  (32,300)           (109,900)
                                                                    ------------       -------------

Net increase in cash and cash equivalents                              2,367,500           1,329,600
Cash and cash equivalents at beginning of period                      13,026,200          13,779,200
                                                                    ------------       -------------
Cash and cash equivalents at end of period                         $  15,393,700       $  15,108,800
                                                                    ------------       -------------
                                                                    ------------       -------------
Supplemental disclosure of cash flow information:
          Interest paid                                               $  219,500           $  95,300
                                                                    ------------       -------------
                                                                    ------------       -------------
          Income taxes paid                                            $  79,500       $          --
                                                                    ------------       -------------
                                                                    ------------       -------------

      See accompanying notes to consolidated financial statements.

                     COPART, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1996
                             (UNAUDITED)

NOTE 1 - General:

     In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 filed with the Securities and Exchange Commission.

     Gross proceeds generated from auctioned salvage vehicles were approximately $130,687,200 and $124,703,100 for the three months ended October 31, 1996 and 1995, respectively.

NOTE 2 - New Opening:

     On September 1, 1996, the Company opened a salvage vehicle auction facility located in Woodinville, Washington.

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

     The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenues. The Company also processes certain of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in revenues and the cost of the vehicle in yard and fleet expense. For the three months ended October 31, 1996 and 1995, approximately 28% and 20%, respectively, of the vehicles sold by Copart were processed under the PIP. The increase in the percentage of vehicles sold under the PIP resulted from the conversion of vehicle suppliers from fixed fee programs to the PIP. The Company attempts to convert acquired operations to PIP which typically results in higher net returns to vehicle suppliers and higher fees
to the Company than standard fixed fee consignment programs.   For the three
months ended October 31, 1996 and 1995, approximately 8% and 3%, respectively of the vehicles sold by Copart were processed pursuant to the Purchase Program. The increase in the percentage of vehicles sold under the Purchase Program is related to competitive pressures and the requirements of certain vehicle suppliers. Additionally, after review of the sales results under certain vehicle purchase contracts, the Company terminated contracts for approximately 3% of the Company's volume as the sales under these contracts were not profitable. However, due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP and/or Purchase Program, by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

     Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fleet maintenance and repair, fuel and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

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

---------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

ACQUISITIONS AND NEW OPENINGS

     Copart has experienced significant growth as it acquired 38 salvage vehicle auction facilities and established eight new facilities since the beginning of fiscal 1992. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired (consisting principally of goodwill) is being amortized over periods which do not exceed 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage yards in new regions, as well as the regions currently served by Company facilities. As part of this strategy, in the first three months of fiscal 1997, Copart opened a facility in Woodinville, Washington. During fiscal 1996, the Company acquired facilities near Jackson, Mississippi and El Paso, Texas and opened facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. The Company believes these acquisitions and openings solidify the Company's coverage of the West Coast and expand the Company's coverage of the South and the Great Lakes states. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

     Revenues were approximately $32.5 million during the three months ended October 31, 1996, an increase of approximately $6.1 million, or 23%, over the three months ended October 31, 1995 based on 99,100 vehicles processed. Approximately $1.2 million of the increase in revenues was the result of the acquisition of the El Paso operation and the opening of Copart's Charlotte, Jacksonville, Indianapolis and Phoenix facilities. Existing yard revenues increased by approximately $4.9 million, or 19%, over the three months ended October 31, 1995, of which increased revenues from Purchase Program vehicles accounted for approximately $2.6 million of the increase. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. The remainder of the increase in revenues at these facilities was primarily attributed to increased per-unit revenues of approximately 6% and increased vehicle volume of approximately 3%.

     Yard and fleet expenses were approximately $24.4 million during the three months ended October 31, 1996, an increase of approximately $6.0 million, or 33%, over the comparable period in fiscal 1996. Approximately $0.9 million of the increase was the result of the acquisition of the El Paso operation and the opening of Copart's Charlotte, Jacksonville, Indianapolis and Phoenix facilities. The remainder of the increase in yard and fleet

---------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

expenses were attributable to yard and fleet expenses from existing operations, including the cost of Purchase Program vehicles. Yard and fleet expenses increased to 75% of revenues during the first quarter of fiscal 1997, as compared to 69% of revenues during the same period of fiscal 1996, primarily as a result of the Company processing additional vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

     General and administrative expenses were approximately $2.6 million during the three months ended October 31, 1996, an increase of approximately $0.2 million, or 6%, over the three months ended October 31, 1995, due primarily to increased personnel expense to support acquisitions and new openings, increased hiring in anticipation of additional growth and investment in MIS staff. General and administrative expenses decreased to 8% of revenues during the three months ended October 31, 1996, as compared to 9% of revenues during the three months ended October 31, 1995 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $1.8 million during the three months ended October 31, 1996, an increase of approximately $0.4 million, or 26%, over the three months ended October 31, 1995. Such increase was due primarily to the amortization of start up costs associated with new openings.

     The effective income tax rate of 40% applicable to the three months ended October 31, 1996 is consistent with the effective income tax rate for the three months ended October 31, 1995.

     Due to the foregoing factors, Copart realized net income of approximately $2.3 million for the three months ended October 31, 1996, compared to net income of approximately $2.6 million for the three months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt and equity financing, initial and secondary public offerings of Common Stock, the equity issued in conjunction with certain acquisitions and borrowings under the bank credit facility.

     At October 31, 1996, Copart had working capital of approximately $40.9 million, including cash and cash equivalents of approximately $15.4 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of seller's fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyer's fees.

     The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

     Copart generated cash from operations of approximately $4.6 million and $4.8 million, during the three months ended October 31, 1996 and 1995, respectively.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $2.3 million and $1.4 million for the three months ended October 31, 1996, and 1995, respectively. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring yard equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $5.0 million of additional multi-vehicle transport trucks and forklifts and is disposing certain older equipment.

     Cash and cash equivalents increased by approximately $2.4 million and $1.3 million for the three months ended October 31, 1996 and 1995, respectively. The Company's liquidity and capital resources have not been materially affected by inflation; however, they are subject to seasonal fluctuations.

     The Company believes that its currently available cash, cash generated from operations and borrowing availability under its bank credit facilities and equipment leasing lines will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time.

MANAGEMENT CHANGE

     A. Jayson Adair was promoted to President, and James E. Meeks was promoted to Executive Vice President of Operations and appointed to the Company's Board of Directors, effective November 7, 1996.

FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the first quarter of fiscal 1997, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 11% of Copart's revenues. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases. There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, the availability of vehicles and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

     The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the inability to continue to increase service fees, the timing and size of acquisitions and facility openings, the loss of vehicle suppliers or buyers, the announcement of new vehicle supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its vehicle suppliers, environmental problems or litigation. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of companies.

     The Company seeks to increase sales and profitability primarily through the increase of salvage vehicle volume and revenue at existing facilities, the opening of new facilities and the acquisition of other salvage vehicle auction facilities. There can be no assurance that the Company will be able to continue to acquire additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized at such facilities prior to their acquisition by the Company. Additionally, as the Company continues to grow, its openings and acquisitions will have to be more numerous or of a larger size in order to have a material impact on the Company's operations. The ability of the Company to achieve its expansion objectives and to manage its growth is also dependent on other factors, including the integration of new facilities into existing operations, the establishment of new relationships or expansion of existing relationships with vehicle suppliers, the identification and lease of suitable premises on competitive terms and the availability of capital. The size and timing of such acquisitions and openings may vary and the Company believes that in the future it will open a greater number of new facilities than it has in the past. Management believes that facilities opened by the Company require more time to reach revenue and profitability levels comparable to its existing facilities and may have greater working capital requirements than those facilities acquired by the Company. Therefore, to the extent that the company opens a greater number of facilities in the future than it has historically, the Company's growth rate in revenues and profitability may be adversely affected.

     While Copart has acquired a number of companies in recent years, the Company's acquisition of NER Auction Systems in May 1995 was its largest acquisition undertaken to date. The successful integration of NER was more difficult and required a greater period of time than prior acquisitions. In connection with the integration of NER, the Company completed the closure of the eastern division office and the former NER corporate headquarters in July, 1996.

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

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          11.1 Computation of Net Income per Share.
          27.1 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          No Reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COPART, INC.


                               /s/ Joseph M. Whelan
                              ---------------------------------------------
                              Joseph M. Whelan, Senior Vice President and
                              Chief Financial Officer (duly authorized officer and principal financial and accounting officer)
                              Date: December 9, 1996