Form 10-Q
period 1997-01-31
COPART INC
filed 1997-03-11
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1997


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

                    YES    X       NO
                         ----           ----

Number of shares of Common Stock outstanding as of March 5, 1997:  12,979,467

                         PART I    FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                          COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                ASSETS
                                                                               January 31,           July 31,
                                                                                   1997                1996
                                                                                   ----                ----
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                $ 12,339,500        $ 13,026,200
     Accounts receivable, net                                                   37,738,500          29,992,000
     Income taxes receivable                                                       613,200             742,200
     Vehicle pooling costs                                                      10,902,300           9,253,300
     Inventory                                                                   1,596,300           1,456,400
     Deferred income taxes                                                         378,400             378,400
     Prepaid expenses and other assets                                           2,503,200           2,450,800
                                                                              ------------        ------------
         Total current assets                                                   66,071,400          57,299,300

 Property and equipment, net                                                    27,222,800          26,204,200
 Intangibles and other assets, net                                              75,015,600          74,562,300
                                                                              ------------        ------------

         Total assets                                                         $168,309,800        $158,065,800
                                                                              ------------        ------------
                                                                              ------------        ------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Current portion of long-term debt                                        $  2,225,500        $    772,800
     Accounts payable and accrued liabilities                                   11,460,100          10,370,000
     Deferred revenue                                                            6,449,400           5,570,500
                                                                              ------------        ------------
         Total current liabilities                                              20,135,000          16,713,300

 Deferred income taxes                                                             610,300             610,300
 Long-term debt, less current portion                                            8,663,500          10,487,000
 Other liabilities                                                               4,298,200           4,010,200
                                                                              ------------        ------------
         Total liabilities                                                      33,707,000          31,820,800
                                                                              ------------        ------------
Shareholders' equity:
     Common stock, no par value - 30,000,000 shares authorized;
         12,973,267  and 12,641,213 shares issued and outstanding at
         January 31, 1997 and July 31, 1996, respectively.                     109,483,200         106,473,800
     Retained earnings                                                          25,119,600          19,771,200
                                                                              ------------        ------------

         Total shareholders' equity                                            134,602,800         126,245,000
                                                                              ------------        ------------

Commitments and contingencies

         Total liabilities  and shareholders' equity                          $168,309,800        $158,065,800
                                                                              ------------        ------------
                                                                              ------------        ------------

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                  Three months ended January 31,           Six months ended January 31,
                                                 -------------------------------         -------------------------------
                                                     1997                1996                1997                 1996
                                                     ----                ----                ----                 ----
Revenues                                         $30,364,500         $26,071,100         $62,881,600         $52,487,500
                                                  ----------          ----------          ----------          ----------

Operating expenses:
    Yard and fleet                                20,906,900          17,125,100          45,258,600          35,442,800
    General and administrative                     2,708,600           2,625,500           5,266,800           5,033,000
    Depreciation and amortization                  1,793,700           1,439,300           3,565,400           2,847,300
                                                  ----------          ----------          ----------          ----------


        Total operating expenses                  25,409,200          21,189,900          54,090,800          43,323,100
                                                  ----------          ----------          ----------          ----------

        Operating income                           4,955,300           4,881,200           8,790,800           9,164,400
                                                  ----------          ----------          ----------          ----------

Other income:
    Interest income, net                              35,100             125,000              45,300             189,600
    Other income                                      50,700              28,800              77,800              43,700
                                                  ----------          ----------          ----------          ----------

        Total other income                            85,800             153,800             123,100             233,300
                                                  ----------          ----------          ----------          ----------

        Income before income taxes                 5,041,100           5,035,000           8,913,900           9,397,700

Income taxes                                       2,029,500           2,013,500           3,565,500           3,758,500
                                                  ----------          ----------          ----------          ----------

        Net income                                $3,011,600          $3,021,500          $5,348,400          $5,639,200
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------

Net income per share                              $      .23          $      .23          $      .40                $.43
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------
Weighted average shares and
    equivalents outstanding                       13,310,875          13,291,400          13,222,070          13,256,200
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------




          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six months ended January 31,
                                                                                -------------------------------
                                                                                   1997                1996
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                   $5,348,400          $5,639,200
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                             3,565,400           2,847,300
       Deferred rent                                                               289,300             619,700
       Gain on sale of assets                                                      (37,500)                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                                   (7,566,300)         (6,301,400)
          Vehicle pooling costs                                                 (1,541,400)         (1,971,900)
          Inventory                                                               (139,900)          1,794,300
          Prepaid expenses and other current assets                               (370,900)           (785,000)
          Income taxes receivable                                                  699,000                   -
          Accounts payable and accrued liabilities                               1,090,100           1,332,700
          Deferred revenue                                                         878,900             481,200
          Income taxes payable                                                           -            (452,400)
                                                                                ----------          ----------
       Net cash provided by operating activities                                 2,215,100           3,203,700
                                                                                ----------          ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (3,462,400)         (2,146,800)
   Proceeds from sale of property and equipment                                  1,067,400                   -
   Other intangible asset additions                                             (1,105,900)                  -
   Other liabilities                                                                (1,400)             32,300
   Purchase of net current assets in connection with acquisitions                 (287,900)           (504,700)
   Purchase of property and equipment in connection with acquisitions             (466,600)           (174,500)
   Purchase of intangible assets in connection with acquisitions                  (686,000)         (2,300,100)
                                                                                ----------          ----------
       Net cash used in investing activities                                    (4,942,800)         (5,093,800)
                                                                                ----------          ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options and warrants                      2,254,900             238,200
   Proceeds from issuance of Employee Stock Purchase Plan shares                   156,900             172,000
   Principal payments on notes payable                                            (370,800)           (272,400)
   Debt issuance costs                                                                   -             (40,200)
                                                                                ----------          ----------
       Net cash provided by financing activities                                 2,041,000              97,600
                                                                                ----------          ----------

 Net decrease in cash and cash equivalents                                        (686,700)         (1,792,500)
 Cash and cash equivalents at beginning of period                               13,026,200          13,779,200
                                                                                ----------          ----------
 Cash and cash equivalents at end of period                                    $12,339,500         $11,986,700
                                                                                ----------          ----------
                                                                                ----------          ----------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                  $430,800            $190,600
                                                                                ----------          ----------
                                                                                ----------          ----------
   Income taxes paid                                                            $2,874,550          $3,505,700
                                                                                ----------          ----------
                                                                                ----------          ----------

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

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

     Gross proceeds generated from auctioned salvage vehicles were approximately $123,585,500 and $100,155,900 for the three months ended January 31, 1997 and 1996, and $254,272,700 and $206,842,600 for the six months ended January 31, 1997 and 1996, respectively.

NOTE 2 - New Acquisition and Openings:

     In January 1997, the Company purchased certain assets of a salvage vehicle auction facility located in Baton Rouge, Louisiana. In addition, during the first six months of fiscal 1996, the company opened salvage auction facilities in Hammond, Indiana and Woodinville, Washington.

NOTE 3- Subsequent Event:

     In March, 1997, the Company amended its revolving credit agreement to allow for borrowings of up to $50,000,000 through February, 2002 with mandatory reductions of $10,000,000 of availability in March, 2000 and 2001, respectively. Amounts outstanding under the facility accrue interest at a rate based on LIBOR plus a spread of 0.50% subject to an increase to a maximum spread of 1.25% based upon certain credit ratios. There are currently no outstanding borrowings under this facility.

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

     The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenues. The Company also processes certain of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in revenues and the cost of the vehicle in yard and fleet expense. For the three months ended January 31, 1997 and 1996, approximately 31% and 24%, respectively, and for the six months ended January 31, 1997 and 1996, approximately 29% and 22% respectively of the vehicles sold by Copart were processed under the PIP. The increase in the percentage of vehicles sold under the PIP resulted from the conversion of vehicle suppliers from fixed fee programs to the PIP. The Company attempts to convert acquired operations to PIP which typically results in higher net returns to vehicle suppliers and higher
fees to the Company than standard fixed fee consignment programs.   For the
three months ended January 31, 1997 and 1996, approximately 7% and 5%, respectively and for the six months ended January 31, 1997 and 1996 approximately 8% and 4%, respectively of the vehicles sold by Copart were processed pursuant to the Purchase Program. The increase in the percentage of vehicles sold between years under the Purchase Program is related to competitive pressures and the requirements of certain vehicle suppliers. The decrease in the percentage of vehicles sold under the Purchase Program between the first and second quarters of fiscal 1997 is attributable to the termination of, or re-negotiation to, consignment contracts of certain vehicle purchase contracts. Such terminated or re-negotiated purchase contracts accounted for approximately 3% of the Company's volume of sales. However, due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP and/or Purchase Program, by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

     Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fleet maintenance and repair, fuel and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

     The results of the Company's operations reflect the increase in the number of vehicles processed in the eastern United States. The sale of these vehicles generated lower margins than those in Copart's operations in the western and southwestern United States. The results also reflect

-------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

additional vehicles processed under purchase programs as part of the Company's marketing thrust to secure new vehicle suppliers.

ACQUISITIONS AND NEW OPENINGS

     Copart has experienced significant growth as it acquired 39 salvage vehicle auction facilities and established nine new facilities since the beginning of fiscal 1992. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired (consisting principally of goodwill) is being amortized over periods which do not exceed 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage yards in new regions, as well as the regions currently served by Company facilities. As part of this strategy, in the first six months of fiscal 1997, Copart opened facilities in Woodinville, Washington and Hammond, Indiana and acquired a facility in Baton Rouge, Louisiana. During fiscal 1996, the Company acquired facilities near Jackson, Mississippi and El Paso, Texas and opened facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. The Company believes these acquisitions and openings solidify the Company's coverage of the West Coast and expand the Company's coverage of the South and the Great Lakes states. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

     Revenues were approximately $30.4 million during the three months ended January 31, 1997, an increase of approximately $4.3 million, or 16%, over the three months ended January 31, 1996 based on 99,000 vehicles processed. Approximately $1.1 million of the increase in revenues was the result of the acquisition of the El Paso and Baton Rouge operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, Phoenix and Hammond facilities. Existing yard revenues increased by approximately $3.2 million, or 13%, over the three months ended January 31, 1996, of which increased revenues from Purchase Program vehicles accounted for approximately $1.0 million of the increase.
Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. The remainder of the increase in revenues at these facilities was primarily attributed to increased per-unit revenues of approximately 4% and increased vehicle volume of approximately 8%.

     Yard and fleet expenses were approximately $20.9 million during the three months ended January 31, 1997, an increase of approximately $3.8 million, or 22%, over the comparable period in

-----------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

fiscal 1996. Approximately $1.1 million of the increase was the result of the acquisition of the El Paso and Baton Rouge operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, Phoenix and Hammond facilities. The remainder of the increase in yard and fleet expenses were attributable to yard and fleet expenses from existing operations, including the cost of Purchase Program vehicles. Yard and fleet expenses increased to 69% of revenues during the second quarter of fiscal 1997, as compared to 66% of revenues during the same period of fiscal 1996, primarily as a result of the Company processing additional vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

     General and administrative expenses were approximately $2.7 million during the three months ended January 31, 1997, an increase of approximately $0.1 million, or 3%, over the three months ended January 31, 1996, due primarily to increased personnel expense to support acquisitions and new openings, increased hiring in anticipation of additional growth and investment in MIS staff.
General and administrative expenses decreased to 9% of revenues during the three months ended January 31, 1996, as compared to 10% of revenues during the three months ended January 31, 1996 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $1.8 million during the three months ended January 31, 1997, an increase of approximately $0.4 million, or 25%, over the three months ended January 31, 1996. Such increase was due primarily to the amortization of start up costs associated with new openings and capital expenditures associated with improvements at the Company's facilities.

     The effective income tax rate of 40% applicable to the three months ended January 31, 1997 is consistent with the effective income tax rate for the three months ended January 31, 1996.

     Due to the foregoing factors, Copart realized net income of approximately $3.0 million for the three months ended January 31, 1997 and January 31, 1996.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996

     Revenues were approximately $62.9 million during the six months ended January 31, 1997, an increase of approximately $10.4 million, or 20%, over the six months ended January 31, 1996 based on 198,100 vehicles processed. Approximately $2.4 million of the increase in revenues was the result of the acquisition of the El Paso and Baton Rouge operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, Phoenix and Hammond facilities. Existing yard revenues increased by approximately $8.0 million, or 15% over the six months ended January 31, 1996, of which increased revenues from Purchase Program vehicles accounted for approximately $3.8 million of the increase. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. The remainder of the increase in revenues at these facilities was primarily attributed to increased per-unit revenues of approximately 5% and increased vehicle volume of approximately 5%.

     Yard and fleet expenses were approximately $45.3 million during the six months ended January 31, 1997, an increase of approximately $9.8 million, or 28%, over the comparable period in fiscal 1996. Approximately $2.5 million of the increase was the result of the acquisition of the El Paso and Baton Rouge operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, Phoenix and Hammond facilities. The remainder of the increase in yard and fleet expenses were attributable to yard and fleet expenses from existing operations, including the cost of Purchase

Program vehicles. Yard and fleet expenses increased to 72% of revenues during the first six months of fiscal 1997, as compared to 68% of revenues during the same period of fiscal 1996, primarily as a result of the Company processing additional vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

     General and administrative expenses were approximately $5.3 million during the six months ended January 31, 1997, an increase of approximately $0.2 million, or 5%, over the six months ended January 31, 1996, due primarily to increased personnel expense to support acquisitions and new openings, increased hiring in anticipation of additional growth and investment in MIS staff. General and administrative expenses decreased to 8% of revenues during the six months ended January 31, 1997, as compared to 10% of revenues during the six months ended January 31, 1996 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $3.6 million during the six months ended January 31, 1997, an increase of approximately $0.7 million, or 25%, over the six months ended January 31, 1996. Such increase was due primarily to the amortization of start up costs associated with new openings and capital expenditures associated with improvements at the Company's facilities.

     The effective income tax rate of 40% applicable to the six months ended January 31, 1997 is consistent with the effective income tax rate for the six months ended January 31, 1996.

     Due to the foregoing factors, Copart realized net income of approximately $5.3 million for the six months ended January 31, 1997, compared to net income of approximately $5.6 million for the six months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt and equity financing, initial and secondary public offerings of Common Stock, the equity issued in conjunction with certain acquisitions and borrowings under the bank credit facility.

     At January 31, 1997, Copart had working capital of approximately $45.9 million, including cash and cash equivalents of approximately $12.3 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of seller's fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyer's fees.

     The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

     Copart generated cash from operations of approximately $2.2 million and $3.2 million, during the six months ended January 31, 1997 and 1996, respectively. This decrease is primarily due to the cost associated with the increased number of vehicles held in the Company's facilities.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $3.5 million and $2.1 million for the six months ended January 31, 1997, and 1996, respectively. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring yard equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire additional multi-vehicle transport trucks and forklifts and is disposing certain older equipment.

     Cash and cash equivalents decreased by approximately $0.7 million and $1.8 million for the six months ended January 31, 1997 and 1996, respectively. The Company's liquidity and capital resources have not been materially affected by inflation; however, they are subject to seasonal fluctuations.

     The Company believes that its currently available cash, cash generated from operations and borrowing availability under its bank credit facilities and equipment leasing lines will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for the next 12 months.* However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time.

FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the second quarter of fiscal 1997, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 15% of Copart's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases. There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.
      The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, the availability of

-----------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

vehicles and weather conditions. In addition, all of the Company's acquisitions have been accounted for under the purchase method pursuant to which the Company incurs amortization charges for the excess of the purchase price paid over the net tangible assets acquired. In the event of future acquisitions accounted for using the purchase method, the Company's earnings will be affected by amortization charges in connection with such acquisitions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

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

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with one other existing shareholder, beneficially own approximately 34% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholder.

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

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on December 5, 1996 (the "Meeting").

     (b)  The following directors were elected at the Meeting:

            Willis J. Johnson
            Marvin L. Schmidt
            A. Jayson Adair
            James Grosfeld
            Jonathan Vannini
            Harold Blumenstein
            James E. Meeks

     (c)  The results of the vote on the matters voted upon at the meeting are:

            (i)  ELECTION OF DIRECTORS    FOR          WITHHELD

                 Willis J. Johnson        10,653,924   24,960
                 Marvin L. Schmidt        10,652,724   26,160
                 A. Jayson Adair          10,649,450   29,434
                 James Grosfeld           10,653,734   25,150
                 Jonathan Vannini         10,654,134   24,750
                 Harold Blumenstein       10,653,034   25,850
                 James E. Meeks           10,653,401   25,483

            (ii) Ratification of KPMG Peat Marwick LLP as independent auditors for the Company for fiscal year 1997:

                 FOR        AGAINST      ABSTAINED     NO VOTE

               10,666,051    8,821         4,012         -0-

     The foregoing matters are described in more detail in the Company's definitive proxy statement dated November 8, 1996 relating to the Meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS.
            11.1   Computation of Net Income per Share.
            27.1   Financial Data Schedule

     (b)    REPORTS ON FORM 8-K.
            No Reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      COPART, INC.



                                      --------------------------------------
                                      Joseph M. Whelan, Senior Vice President
                                      and Chief Financial Officer (duly
                                      authorized officer and principal financial and accounting officer)
                                      Date: March 10, 1997