Form 10-Q
period 1997-04-30
COPART INC
filed 1997-06-02
CIK 900075

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                        FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997

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

                                  YES  X  NO
                                      ---    ---
  Number of shares of Common Stock outstanding as of May 29, 1997:  12,992,967

                        PART I    FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                         COPART, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      April 30,           July 31,
                                                        1997                1996
                                                        ----                ----
                                                    (unaudited)
 Current assets:
      Cash and cash equivalents                     $  19,610,000      $  13,026,200
      Accounts receivable, net                         35,833,800         29,992,000
      Income taxes receivable                                   -            742,200
      Vehicle pooling costs                             9,379,200          9,253,300
      Inventory                                           854,300          1,456,400
      Deferred income taxes                               378,400            378,400
      Prepaid expenses and other assets                 3,134,100          2,450,800
                                                   --------------      -------------
            Total current assets                       69,189,800         57,299,300

 Property and equipment, net                           28,167,000         26,204,200
 Intangibles and other assets, net                     75,717,700         74,562,300
                                                   --------------      -------------
            Total assets                           $  173,074,500     $  158,065,800
                                                   --------------      -------------
                                                   --------------      -------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Current portion of long-term debt              $  2,076,000         $  772,800
      Accounts payable and accrued liabilities         12,052,800         10,370,000
      Deferred revenue                                  5,852,400          5,570,500
      Income taxes payable                                302,900                  -
                                                   --------------      -------------
            Total current liabilities                  20,284,100         16,713,300

 Deferred income taxes                                    901,900            610,300
 Long-term debt, less current portion                   8,503,500         10,487,000
 Other liabilities                                      4,449,300          4,010,200
                                                   --------------      -------------
            Total liabilities                          34,138,800         31,820,800
                                                   --------------      -------------

 Shareholders' equity:
      Common stock, no par value - 30,000,000 shares
         authorized; 12,991,967  and 12,641,213 shares
         issued and outstanding at April 30, 1997 and
         July 31, 1996, respectively                  110,518,100        106,473,800
      Retained earnings                                28,417,600         19,771,200
                                                   --------------      -------------

            Total shareholders' equity                138,935,700        126,245,000
                                                   --------------      -------------

 Commitments and contingencies

            Total liabilities and shareholders'
                equity                             $  173,074,500     $  158,065,800
                                                   --------------      -------------
                                                   --------------      -------------

 See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                       Three months ended April 30,                                   Nine months ended April 30,
                                    ----------------------------------                           --------------------------------
                                          1997                1996                                    1997                1996
                                          ----                ----                                    ----                ----
Revenues                             $  33,806,800       $  34,330,100                           $  96,688,400      $  86,817,600
                                     -------------       -------------                           -------------      -------------
Operating expenses:
     Yard and fleet                     23,976,000          25,457,800                              69,234,600         60,900,600
     General and administrative          2,584,600           2,799,800                               7,851,400          7,832,800
     Depreciation and amortization       1,941,300           1,534,900                               5,506,700          4,382,200
                                     -------------       -------------                           -------------      -------------

          Total operating expenses      28,501,900          29,792,500                              82,592,700         73,115,600
                                     -------------       -------------                           -------------      -------------

          Operating income               5,304,900           4,537,600                              14,095,700         13,702,000
                                     -------------       -------------                           -------------      -------------

Other income:
     Interest income, net                   23,000              36,100                                  68,300            225,700
     Other income                          169,500              76,200                                 247,300            119,900
                                     -------------       -------------                           -------------      -------------

          Total other income               192,500             112,300                                315,600             345,600
                                     -------------       -------------                           -------------      -------------
          Income before income taxes     5,497,400           4,649,900                             14,411,300          14,047,600

Income taxes                             2,199,400           1,860,800                              5,764,900           5,619,300
                                     -------------       -------------                           -------------      -------------
          Net income                  $  3,298,000        $  2,789,100                           $  8,646,400        $  8,428,300
                                     -------------       -------------                           -------------      -------------
                                     -------------       -------------                           -------------      -------------

Net income per share                        $  .25              $  .21                                 $  .65              $  .63
                                     -------------       -------------                           -------------      -------------
                                     -------------       -------------                           -------------      -------------

Weighted average shares and
     equivalents outstanding            13,425,700          13,396,900                              13,263,800         13,282,800
                                     -------------       -------------                           -------------      -------------
                                     -------------       -------------                           -------------      -------------

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Nine months ended April 30,
                                                                        ---------------------------------
                                                                             1997                1996
                                                                             ----                ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  8,646,400       $  8,428,300
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        5,506,700          4,382,200
       Deferred rent                                                          439,100            849,200
       Deferred income taxes                                                  291,600                  -
       Gain on sale of  property and equipment                               (124,500)                 -
       Employee stock purchase plan compensation                               27,600             61,400
       Changes in operating assets and liabilities:
         Accounts receivable                                               (5,324,200)        (4,586,900)
         Vehicle pooling costs                                                115,200         (1,567,100)
         Inventory                                                            602,100          1,624,800
         Prepaid expenses and other current assets                           (655,900)        (1,443,900)
         Income taxes receivable                                              742,200                  -
         Accounts payable and accrued liabilities                           1,672,800          2,923,600
         Deferred revenue                                                     281,900            135,000
         Income taxes payable                                               1,857,900           (223,500)
                                                                         ------------        ------------
       Net cash provided by operating activities                           14,078,900         10,583,100
                                                                         ------------        ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (5,271,700)        (3,833,800)
    Proceeds from sale of property and equipment                            1,362,600                    -
    Other intangible asset additions                                       (1,930,200)                   -
    Purchase of net current assets in connection with acquisitions           (839,900)          (504,700)
    Purchase of property and equipment in connection with acquisitions       (466,600)          (174,500)
    Purchase of intangible assets in connection with acquisitions          (2,130,700)        (2,300,100)
                                                                         ------------        ------------
       Net cash used in investing activities                               (9,276,500)        (6,813,100)
                                                                         ------------        ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options and warrants                2,304,800            427,000
    Proceeds from issuance of Employee Stock Purchase Plan shares             156,900            172,000
    Principal payments on long-term debt                                     (680,300)          (417,700)
    Debt issuance costs                                                             -            (40,200)
                                                                         ------------        ------------
       Net cash provided by financing activities                            1,781,400            141,100
                                                                         ------------        ------------

 Net increase in cash and cash equivalents                                  6,583,800          3,911,100
 Cash and cash equivalents at beginning of period                          13,026,200         13,779,200
                                                                         ------------        ------------
 Cash and cash equivalents at end of period                             $  19,610,000      $  17,690,300
                                                                         ------------        ------------
                                                                         ------------        ------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                        $    634,300         $  279,300
                                                                         ------------        ------------
                                                                         ------------        ------------
    Income taxes paid                                                    $  2,874,500       $  4,944,600
                                                                         ------------        ------------
                                                                         ------------        ------------

 See accompanying notes to consolidated financial statements.

                         COPART, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               APRIL 30, 1997
                                 (UNAUDITED)

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

     Gross proceeds generated from auctioned salvage vehicles were approximately $148,866,400 and $140,453,100 for the three months ended April 30, 1997 and 1996, and $403,139,200 and $375,001,400 for the nine months ended April 30, 1997 and 1996, respectively.

NOTE 2 - New Acquisitions and Openings:

     In March, 1997, the Company purchased certain assets of a salvage vehicle auction facility located in Salt Lake City, Utah. In January, 1997, the Company purchased certain assets of a salvage vehicle auction facility located in Baton Rouge, Louisiana. In addition, during the first nine months of fiscal 1997, the company opened salvage vehicle auction facilities in Hammond, Indiana and Woodinville, Washington.

NOTE 3 - New Accounting Pronouncement:

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as options and warrants, diluted EPS. SFAS No.128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements. No calculation has been made since the effective date of implementation for the Company is in fiscal 1998.

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

     The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenues. The Company also processes certain of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in revenues and the cost of the vehicle in yard and fleet expense. For the three months ended April 30, 1997 and 1996, approximately 35% and 28%, respectively, and for the nine months ended April 30, 1997 and 1996, approximately 31% and 24% respectively of the vehicles sold by Copart were processed under the PIP. The increase in the percentage of vehicles sold under the PIP resulted from the conversion of vehicle suppliers from fixed fee and purchase programs to the PIP. The Company attempts to convert acquired operations to PIP which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs. For the three months ended April 30, 1997 and 1996, approximately 5% and 8%, respectively, and for the nine months ended April 30, 1997 and 1996, approximately 7% and 5%, respectively, of the vehicles sold by Copart were processed pursuant to the Purchase Program. The increase in the percentage of vehicles sold between years under the Purchase Program is related to competitive pressures and the requirements of certain vehicle suppliers. The decrease in the percentage of vehicles sold under the Purchase Program between the second and third quarters of fiscal 1997 is attributable to the termination, or renegotiation to consignment contracts, of certain vehicle purchase contracts. Such terminated or renegotiated purchase contracts accounted for approximately 2% of the Company's volume of revenues.
 However, due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP and/or Purchase Program, by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

     Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, vehicle lease payments, insurance, fleet maintenance and repair, fuel and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

ACQUISITIONS AND NEW OPENINGS

     Copart has experienced significant growth as it acquired 40 salvage vehicle auction facilities and established nine new facilities since the beginning of fiscal 1992. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over

--------------------
* This statement is a looking forward statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review
"Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

the net tangible assets acquired (consisting principally of goodwill) is being amortized over periods which do not exceed 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage yards in new regions, as well as the regions currently served by Company facilities. As part of this strategy, in the first nine months of fiscal 1997, Copart opened facilities in Woodinville, Washington and Hammond, Indiana and acquired facilities in Baton Rouge, Louisiana and Salt Lake City, Utah. During fiscal 1996, the Company acquired facilities in Jackson, Mississippi and El Paso, Texas and opened facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. The Company believes these acquisitions and openings solidify the Company's coverage of the West Coast and expand the Company's coverage of the South and the Great Lakes states. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

     Revenues were approximately $33.8 million during the three months ended April 30, 1997, a decrease of approximately $0.5 million, or 2%, over the three months ended April 30, 1996 based on 113,000 vehicles processed. Approximately $1.4 million of revenues was the result of the acquisition of the Baton Rouge and Salt Lake City operations and the opening of Copart's Phoenix and Hammond facilities. Existing yard revenues decreased by approximately $1.9 million, or 6% over the three months ended April 30, 1996.
 This decrease consisted of reduced revenues from the purchase program of approximately $4.5 million due to terminated or renegotiated purchase contracts, offset by additional revenues primarily from consignment vehicles at existing facilities. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. After eliminating the accounting impact of the purchase program, revenues increased at existing facilities primarily due to increased per-unit revenues of approximately 11% and equivalent vehicle volume.

     Yard and fleet expenses were approximately $24.0 million during the three months ended April 30, 1997, a decrease of approximately $1.5 million, or 6%, over the comparable period in fiscal 1996. Approximately $0.8 million of yard and fleet expenses were the result of the acquisition of the Baton Rouge and Salt Lake City operations and the opening of Copart's Phoenix and Hammond facilities. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Yard and fleet expenses decreased to 71% of revenues during the third quarter of fiscal 1997, as compared to 74% of revenues during the same period of fiscal 1996, primarily as a result of the Company processing fewer vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

--------------------
*This statement is a looking forward statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review
"Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

     General and administrative expenses were approximately $2.6 million during the three months ended April 30, 1997, a decrease of approximately $0.2 million, or 8%, over the three months ended April 30, 1996, primarily due to closure of the eastern division corporate office. General and administrative expenses were 8% of revenues during the three months ended April 30, 1997, as compared to 8% of revenues during the three months ended April 30, 1996.

     Depreciation and amortization expense was approximately $1.9 million during the three months ended April 30, 1997, an increase of approximately $0.4 million, or 26%, over the three months ended April 30, 1996. Such increase was due primarily to the amortization of start up costs associated with new openings and depreciation of capital expenditures associated with improvements at the Company's facilities.

     The effective income tax rate of 40% applicable to the three months ended April 30, 1997 is consistent with the effective income tax rate for the three months ended April 30, 1996.

     Due to the foregoing factors, Copart realized net income of approximately $3.3 million and $2.8 million for the three months ended April 30, 1997 and April 30, 1996, respectively.

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

     Revenues were approximately $96.7 million during the nine months ended April 30, 1997, an increase of approximately $9.9 million, or 11%, over the nine months ended April 30, 1996 based on 311,100 vehicles processed. Approximately $3.6 million of the increase in revenues was the result of the acquisition of the El Paso, Baton Rouge and Salt Lake City operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, Phoenix and
Hammond facilities. Existing yard revenues increased by approximately $6.3 million, or 7% over the nine months ended April 30, 1996, while decreased revenues from Purchase Program vehicles were approximately $0.7 million due to terminated or renegotiated purchase contracts. Under the Purchase Program the Company records the gross proceeds of the vehicle sale as revenue. After eliminating the accounting impact of the purchase program, the increase in revenues at existing facilities was primarily due to increased per-unit revenues of approximately 8% and increased vehicle volume of approximately 3%.

     Yard and fleet expenses were approximately $69.2 million during the nine months ended April 30, 1997, an increase of approximately $8.3 million, or 14%, over the comparable period in fiscal 1996. Approximately $3.7 million of the increase was the result of the acquisition of the El Paso, Baton Rouge and Salt Lake City operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, Phoenix and Hammond facilities. The remainder of the increase in yard and fleet expenses were attributable to existing operations. Yard and fleet expenses increased to 72% of revenues during the first nine months of fiscal 1997, as compared to 70% of revenues during the same period of fiscal 1996, primarily as a result of the Company processing additional vehicles under the Purchase Program. Under the Purchase Program the Company records the cost of the vehicle in yard and fleet expense.

     General and administrative expenses were approximately $7.9 million during the nine months ended April 30, 1997, which is consistent with the nine months ended April 30, 1996. General and administrative expenses decreased to 8% of revenues during the nine months ended April 30, 1997, as compared to 9% of revenues during the nine months ended April 30, 1996 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $5.5 million during the nine months ended April 30, 1997, an increase of approximately $1.1 million, or 26%, over the nine months ended April 30, 1996. Such increase was due primarily to the amortization of start up costs associated with new openings and depreciation of capital expenditures associated with improvements at the Company's facilities.

     The effective income tax rate of 40% applicable to the nine months ended April 30, 1997 is consistent with the effective income tax rate for the nine months ended April 30, 1996.

     Due to the foregoing factors, Copart realized net income of approximately $8.6 million for the nine months ended April 30, 1997, compared to net income of approximately $8.4 million for the nine months ended April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt and equity financing, initial and secondary public offerings of Common Stock, the equity issued in conjunction with certain acquisitions and borrowings under the bank credit facility.

     At April 30, 1997, Copart had working capital of approximately $48.9 million, including cash and cash equivalents of approximately $19.6 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of seller's fees, reimbursable advances from the proceeds of auctioned salvage vehicles and from buyer's fees.

     The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

     Copart generated cash from operations of approximately $14.1 million and $10.6 million, during the nine months ended April 30, 1997 and 1996, respectively. This increase is primarily due to decreased costs associated with processing vehicles held in the Company's facilities and an increase in income taxes payable.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $5.3 million and $3.8 million for the nine months ended April 30, 1997, and 1996, respectively. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring yard equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

     Cash and cash equivalents increased by approximately $6.6 million and $3.9 million for the nine months ended April 30, 1997 and 1996, respectively. The Company's liquidity and capital resources have not been materially affected by inflation; however, they are subject to seasonal fluctuations.

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

FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the third quarter of fiscal 1997, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 16% of Copart's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases. There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, the availability of vehicles and weather conditions. In addition, all of the Company's acquisitions have been accounted for under the purchase method pursuant to which the Company incurs amortization charges for the excess of the purchase price paid over the net tangible assets acquired. In the event future acquisitions are accounted for using the purchase method, the Company's earnings will be affected by amortization charges in connection with such acquisitions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

     The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the

--------------------
*This statement is a looking forward statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review
"Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

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

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with one other existing shareholder, beneficially own approximately 32% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholder.

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

                            PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
          11.1 Computation of Net Income per Share
          27.1 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K
          No Reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COPART, INC.


                               /s/ Joseph M. Whelan
                               -------------------------------------------------
                               Joseph M. Whelan, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)
                               Date: June 2, 1997