Form 10-K
period 1997-07-31
COPART INC
filed 1997-10-28
CIK 900075

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K
                                      (Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
For the fiscal year ended:  July 31, 1997

                                          OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]
For the transition period from         to
                              -------    ---------

                           Commission File Number  0-23255
                                                  --------

                                    COPART,  INC.

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                              94-2867490
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification Number)

         5500 E. SECOND STREET                           94510
        BENICIA, CALIFORNIA                           (zip code)
(address of principal executive offices)

         Registrant's telephone number, including area code:  (707) 748-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Common Stock
                                                           (TITLE OF CLASS)

                                    --------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of October 23, 1997 was $147,079,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

    At October 23, 1997 registrant had outstanding 13,100,354 shares of Common Stock.

                                   ---------------
                         DOCUMENTS INCORPORATED BY REFERENCE
    Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on December 9, 1997 (the "Proxy Statement").

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

    Since July 31, 1996, Copart has acquired two auction facilities near Baton Rouge, Louisiana and Salt Lake City, Utah and opened two new facilities in or near Hammond, Indiana and Woodinville, Washington. From July 31, 1990 through July 31, 1996, Copart grew from four auction facilities in northern California to 49 auction facilities in 24 states. In May, 1995, the Company acquired substantially all of the net operating assets (excluding real property) of NER Auction Group ("NER"). The operations acquired by Copart were part of a group of 14 companies that owned and operated 20 salvage vehicle auction facilities in 11 states (the "NER Acquisition"). The number of salvage vehicles processed annually by Copart has grown from approximately 17,200 in fiscal 1990 to 410,000 in fiscal 1997.

    Copart was organized as a California corporation in 1982. The Company's principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and its telephone number at that address is (707) 748-5000.

THE SALVAGE VEHICLE AUCTION INDUSTRY

    Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles to the salvage vehicle auction industry historically has been insurance companies. Of the total number of vehicles processed by the Company in fiscal 1997, over 90% were obtained from insurance company suppliers. While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities continue to exist either to open or acquire facilities.*

INDUSTRY PARTICIPANTS

    The primary businesses and/or individuals involved in the salvage vehicle auction industry include:

 SALVAGE VEHICLE AUCTION COMPANIES. Salvage vehicle auction companies such as the Company generally either (i) auction salvage vehicles on consignment, for a fixed fee or for a percentage of the sales price of the vehicle or (ii) purchase vehicles from vehicle suppliers at a formula price, based on a percentage of the

--------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

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

FLEXIBLE VEHICLE PROCESSING PROGRAMS

    At the election of the vehicle supplier, the Company auctions vehicles
(i) pursuant to its Percentage Incentive Program, (ii) on a fixed fee consignment basis, (iii) on a purchase basis or (iv) on a basis which combines the consignment and purchase bases in order to meet a vehicle supplier's particular needs. Based upon the Company's database of historical returns on salvage vehicles and information provided by vehicle suppliers, the Company works with the vehicle supplier to design a program that maximizes the net returns on salvage vehicles. Due to, among other factors, including the timing and size of new acquisitions, market conditions, and acceptance of a particular program by vehicle suppliers, the percentage of vehicles processed under each of its programs may vary in future periods.* The three primary sales programs are as follows:

 PERCENTAGE FEE CONSIGNMENT. Copart introduced its Percentage Incentive Program, or the PIP, as an innovative processing program to better serve the needs of certain vehicle suppliers. Under the PIP, Copart agrees to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for predetermined percentages of vehicle sales prices. Because Copart's revenues under the PIP are directly

--------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

linked to the vehicle's auction price, Copart has an incentive to actively merchandise the vehicles in order to maximize the net return on salvage vehicles. Under the PIP, Copart provides the vehicle supplier, at Copart's expense, with transport of the vehicle to the nearest Company facility, storage at its facilities for up to 90 days, and DMV processing. In addition, Copart provides merchandising services such as covering/taping openings to protect vehicle interiors from weather, adding tires, if needed, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. The Company believes its merchandising increases the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and the Company. In fiscal 1997, approximately 33% of all salvage vehicles processed by Copart were processed under the PIP.

 FIXED FEE CONSIGNMENT. Under the fixed fee consignment program, the Company sells vehicles for a fixed consignment fee, generally $50 to $125 per vehicle. In addition to the consignment fees, the Company usually charges for, or includes in its fee to the vehicle supplier, the cost of transporting the vehicle to the Company's facility, storage of the vehicle, and other incidental costs. Approximately 61% of all salvage vehicles processed by Copart in fiscal 1997, were processed under the fixed fee consignment program.

 PURCHASE CONTRACT. Under a purchase contract arrangement, the Company agrees to buy salvage vehicles of a vehicle supplier in a specific market. The vehicles generally are purchased for a pre-determined percentage of the vehicle's ACV and then resold by the Company for its own account. Under a purchase contract, the Company usually provides vehicle suppliers with free towing to its premises and storage at its facilities for up to 90 days. Approximately 6% of all salvage vehicles processed by the Company during fiscal 1997 were processed under purchase contracts.

BROAD ARRAY OF SERVICES

    The Company offers vehicle suppliers a full range of services which expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs:

 SALVAGE LYNK-TM-.   Copart's proprietary software program, Salvage Lynk,
provides a vehicle supplier with on-line access to retrieve information on any of its salvage vehicles being processed at Copart throughout the claims adjustment and auction process. Copart furnishes each user of Salvage Lynk with software and a computer terminal, if necessary, which enables the user to monitor each stage of the salvage vehicle auction process, from pickup to payment and the eventual auction of the vehicle, from each user's own office.

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

 VEHICLE INSPECTION STATION. The Company offers certain of its major insurance company suppliers office and yard space to house a Vehicle Inspection Station ("VIS") on-site at its auction facilities. At July 31, 1997, there were 27 VIS's at 21 of the Company's facilities. An on-site VIS provides an insurance company a central location to inspect potential total loss vehicles and reduces storage charges that otherwise may be incurred at the initial storage and repair facility. The Company believes that providing an on-site VIS enables the Company to improve the level of service it provides to such insurance company.

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

 SALVAGE BROKERAGE NETWORK. In response to requests of vehicle suppliers to coordinate disposal of their vehicles outside of Copart's current areas of operation, Copart has developed a national network of third party salvage vehicle auction facilities that process vehicles under the direction of Copart. Copart's customers benefit from being able to monitor and obtain information on virtually all of their salvage vehicles at any place in the United States through Salvage Lynk, as opposed to dealing with numerous salvage auction facilities across the country. Copart receives revenues from the sale of vehicles processed by members of these networks, net of applicable fees of the facility which processed the vehicle and without buyer's fees.

 TRANSPORTATION SERVICES. The Company maintains a fleet of multi-vehicle transport trucks at most of its yards as well as contracts for vehicle transports at most facilities.

BUYER NETWORK

    The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale business. Copart's database of buyers also includes vehicle preference and purchasing history by buyer. This data enables a local facility manager to notify key prospective buyers throughout the region or country of the sale of salvage vehicles that may match their preferences. Sales notices listing the salvage vehicles to be auctioned on a particular day and location are made available at each auction. Each notice details for each vehicle, among other things, the year and make of the vehicle, the description of the damage, the status of title and the order of the vehicle in the auction.

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

MULTIPLE LOCATIONS

    The Company had a total of 53 facilities in 26 states at July 31, 1997.
The Company's multiple locations provide vehicle suppliers certain advantages, including (i) a reduction in administrative time and effort, (ii) a reduction in overall towing costs, (iii) the ability for adjusters to make inspections of vehicles in their area, as opposed to traveling long distances, (iv) the convenience to the insurance company's customers of inspecting their vehicles and retrieving any personal belongings left in the vehicle and (v) access to buyers in a broad geographic area.

GROWTH STRATEGY

    The Company's growth strategy is to (i) open or acquire new facilities,
(ii) increase salvage vehicle volume from new and existing suppliers,
(iii) increase revenues and profitability at its existing facilities, and
(iv) pursue regional and national supply agreements with vehicle suppliers.* While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities exist to either open or acquire new facilities.*

 NEW FACILITIES. Since its formation in 1982, Copart has expanded, primarily through acquisition, from a single facility in Vallejo, California, to an integrated network of 53 facilities located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana and Utah.

    The Company's strategy is to offer integrated service to vehicle suppliers on a regional or national basis by acquiring or opening salvage facilities in new markets as well as in regions currently served by the Company. The Company believes that by either opening or acquiring new operations in such markets, it can capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of the Company's operating procedures.* During fiscal 1995, in addition to the NER Acquisition, the Company acquired six facilities in or near Kansas City, Kansas, Tulsa and Oklahoma City, Oklahoma, St. Louis, Missouri, Conway and West Memphis, Arkansas and opened an additional facility in Sacramento, California. During fiscal 1996, the Company acquired two facilities in or near Jackson, Mississippi and El Paso, Texas, and opened five new facilities in or near Charlotte, North Carolina, Jacksonville, Florida, Van Nuys, California, Indianapolis, Indiana and Phoenix, Arizona. During fiscal 1997 the Company acquired facilities in Baton Rouge, Louisiana and Salt Lake City, Utah and opened two new facilities in or near Hammond, Indiana and Woodinville, Washington. In addition, the Company believes that the establishment of a national presence both enhances the ability of a salvage vehicle auction company to enter into state, regional or national supply agreements with vehicle suppliers and to develop name recognition with
vehicle suppliers and buyers.*   The Company, in the normal course of its
business, maintains an active dialogue with acquisition candidates of various sizes.

    The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs and (iii) initiating the Company's value-enhancing merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operating procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

--------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

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

    The following chart sets forth facilities acquired or opened by Copart since the beginning of fiscal 1995, through July 31, 1997.


                                       ACQUISITION/
      LOCATION                         OPENING DATE           GEOGRAPHIC SERVICE AREA
      --------                         ------------           -----------------------
 Salt Lake City, Utah                  March 1997          Northern Utah, Western Colorado
 Baton Rouge, Louisiana                January 1997        Southern Louisiana, Western Mississippi
 Hammond, Indiana                      October 1996        Chicago, Southern Illinois, Indiana
 Woodinville, Washington               September 1996      Washington
 Phoenix, Arizona                      February 1996       Arizona
 El Paso, Texas                        December 1995       Southwest Texas, Southern New Mexico
 Van Nuys, California                  November 1995       Greater Los Angeles area
 Jacksonville, Florida                 November 1995       Northeast Florida
 Indianapolis, Indiana                 September 1995      Indiana
 Jackson, Mississippi                  August 1995         Mississippi, Western Louisiana
 Charlotte, North Carolina             August 1995         North Carolina
 Hartford, Connecticut                 May 1995            Connecticut
 Marlboro, New York                    May 1995            New York City, Southern New York
 Syracuse, New York                    May 1995            Syracuse and Northeastern New York
 Philadelphia, Pennsylvania            May 1995            Philadelphia, Eastern Pennsylvania
 Boston, Massachusetts                 May 1995            Massachusetts
 Pittsburgh, Pennsylvania              May 1995            Pittsburgh, Western Pennsylvania
 Columbus, Ohio                        May 1995            Ohio
 Southampton, New York                 May 1995            New York City, Long Island
 Glassboro, New Jersey                 May 1995            New York City, New Jersey
 Waldorf, Maryland                     May 1995            Washington D.C., Maryland
 Buffalo, New York                     May 1995            Buffalo, Western New York
 Miami, Florida                        May 1995            Miami, South Florida
 Tampa, Florida                        May 1995            Tampa, Gulf Coast Florida



                                       ACQUISITION/
      LOCATION                         OPENING DATE           GEOGRAPHIC SERVICE AREA
      --------                         ------------           -----------------------
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

SUPPLY ARRANGEMENTS AND SUPPLIER MARKETING

    The Company currently obtains salvage vehicles from thousands of vehicle suppliers, including local and regional offices of such suppliers. In fiscal 1997, vehicles supplied by its largest supplier accounted for approximately 16% of the Company's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that generally are subject to cancellation by either party upon 30 to 90 days' notice.

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

    The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale businesses. The Company believes that it has established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services.
In order to gain admission to a Company auction and become a registered buyer, prospective buyers must pay a one-time membership fee and an annual fee, have a vehicle dismantler's, dealer's or repair license, have an active resale license, and provide requested personal and business information. Membership entitles a buyer to transact business at any Company auction subject to local licensing and permitting. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. The Company markets to buyers through customer incentive programs, sales notices, telemarketing and participation in trade show events. In addition, Copart has initiated programs specifically designed to address the needs of its wholesale and high volume retail buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than 2% of the Company's net revenues in fiscal 1997.

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

    In connection with its acquisition of a facility in the Dallas metropolitan area (the "Dallas Operation") in March 1994, the Company will pay $3.0 million for environmental corrective action and consulting expenses associated with an approximately six-acre portion of the Dallas Operation's real property which contains elevated levels of lead which related to prior activities of the former operators. The Company estimates that, based upon an investigation of the property by its environmental consultant, the most probable range of cost of corrective action is approximately $980,000 if the contaminated soil can be stabilized on-site to $2.9 million if the contaminated soil must be excavated and disposed of at an off-site disposal facility. If total costs of corrective action at the Dallas Operation do not exceed $3.0 million, then the remaining funds after payment of all costs of corrective action, up to $3.0 million, will be paid as consulting fees to the former principal shareholder of the Dallas Operation. If the total costs of corrective action exceed $3.0 million, then the former principal shareholder of the Dallas Operation will pay the next $1.2 million of costs of corrective action. The Company and such former principal shareholder are each obligated to pay up to $1.5 million of the costs for corrective action, if incurred, between $4.2 million and $7.2 million. If the total costs of corrective action exceed $7.2 million, then such former principal shareholder will either pay up to the next $1.0 million, or notify the Company to pay up to the next $1.0 million in exchange for a dollar-for-dollar credit toward the purchase price of the Dallas Operation's real property, calculated as the greater of $1.0 million or the then fair market value. Such former principal shareholder's obligations under this arrangement are secured by a pledge of 225,000 shares of Common Stock. However, there can be no assurance that such former principal shareholder will be able to meet his obligations or that the pledged stock will be sufficient to cover such obligations. In
March 1995, the Texas

Natural Resource Conservation Commission ("TNRCC") authorized the Company to perform a Corrective Measure Study ("CMS") to determine if the proposed on-site soil stabilization remedy would be effective. In August 1995, the Company's environmental consultant submitted a Baseline Risk Assessment ("BRA") to the TNRCC, which concluded that neither human health nor the environment are placed at risk by the lead battery casing chips at the site. In April 1996, the TNRCC approved the BRA, and in October 1996 approved a modified CMS. Following such approval, the Company contracted to complete the on-site stabilization and asphalt cap for a contract price of $687,000. The project is scheduled to be completed before the end of December 1997. Upon completion of the on-site soil stabilization to the satisfaction of the TNRCC, the TNRCC has indicated to the Company that it will issue a no-further-action letter, at which time the remaining funds shall be paid as consulting fees as set forth above. There can be no assurance that the ultimate cost of corrective action, or any other liabilities with respect to the site, will not exceed estimates of the Company's environmental consultant, or that such actual costs will not have a material adverse effect on the Company.

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

    In 1991, Copart removed an underground storage tank from one of its California facilities after monitoring devices indicated that the tank was leaking. Subsequent testing revealed localized low level contamination of the soil and ground water where the tank was removed, but no migration of the contamination. The Company has retained the services of an environmental consultant to represent the Company before the local county environmental management department. The Company has been informed by the consultant that the county agreed to a plan involving periodic monitoring of soil and ground water to assure that the contamination is not spreading. In fiscal 1997, the county issued a remedial action completion certification indicating that no further action related to the underground storage tank release is required.

    In connection with the acquisition of NER Auction Systems, environmental consultants were engaged to perform a limited environmental assessment of the properties on which NER conducted its business. Prior to the acquisition, the site assessment for the Company's leased facility located in Bellingham, Massachusetts, reported concentrations of Benzene and MTBE in the groundwater which slightly exceed the reportable concentrations under the Massachusetts environmental laws. The consultant has indicated that further investigation will be required to determine the complete extent of the contamination, and that remediation will likely be required (the "Bellingham Remediation"). It is estimated that the most likely total cost of the Bellingham Remediation will be approximately $50,000, with the maximum remediation costs estimated to be approximately $350,000. It is unclear at this time if any of the contamination has migrated off-site and additional remediation costs may be necessary if any groundwater beyond the site has been contaminated. Approximately $125,000 of the estimated remediation costs relate to amounts accrued for operation and maintenance costs expected to be paid out through 1999. Pursuant to the terms of the NER Acquisition, Copart is indemnified as to any environmental liabilities relating to sites being leased from NER Auction Group, including the Bellingham site by the former shareholders of NER. There can be not assurance that this indemnification will be adequate. The total estimate of $50,000 is a current estimate of all remediation costs and could change due to further site investigation or changes in applicable laws.

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

MANAGEMENT INFORMATION SYSTEM

    The Company's management information system ("MIS") consists of an expandable, integrated IBM AS/400 computer located in Benicia, California, integrated computer interfaces (Salvage Lynk) and proprietary software which enables salvage vehicles to be tracked by the Company and vehicle suppliers throughout the salvage vehicle auction process. Salvage Lynk provides remote access to customers via the client's personal computer system to allow direct inquiry during the Company's salvage vehicle disposal process. By providing this accessibility, the Company provides a marketing benefit to its customers in streamlining their internal salvage tracking process. The Company's MIS is an essential part of its strategy to provide superior service to its clients and buyers, as well as to effectively support internal operations. In February 1997, Copart finished the design of a new proprietary operating system, the Copart Auction System (CAS). By December, 1997, the Company plans to be fully implemented on CAS.* The new system is written for the millenium change and is designed to be more efficient in processing and billing vehicles. The Company continues to research new computer technologies to enhance its MIS development. Other functions provided by MIS include accounting, inventory and salvage vehicle supplier and buyer information. The Company believes that, with planned upgrades and integration of new acquisitions, the Company's MIS will serve its information management needs for the foreseeable future.*

EMPLOYEES

    As of July 31, 1997, the Company had approximately 1,050 full-time employees, of whom approximately 420 were engaged in general and administrative functions and approximately 630 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

                           FACTORS AFFECTING FUTURE RESULTS

    Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In fiscal 1997, vehicles supplied by Copart's largest supplier accounted for

--------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

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

    The Company seeks to increase sales and profitability primarily through the opening of new facilities, the acquisition of other salvage vehicle auction facilities, and the increase of salvage vehicle volume and revenue at existing facilities. There can be no assurance that the Company will be able to continue to acquire additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized at such facilities prior to their acquisition by the Company.
In particular, the Company's rate of growth could be materially adversely affected if the Company is not able to open or acquire new facilities at the same rate as it has in the past. For example, while the Company opened or acquired an average of eight facilities per fiscal year from fiscal 1992 through fiscal 1996, it opened or acquired four facilities during fiscal 1997. Additionally, as the Company continues to grow, its openings and acquisitions will have to be more numerous or of a larger size in order to have a material impact on the Company's operations. The ability of the Company to achieve its expansion objectives and to manage its growth is also dependent on other factors, including the integration of new facilities into existing operations, the establishment of new relationships or expansion of existing relationships with vehicle suppliers, the identification and lease of suitable premises on competitive terms and the availability of capital. The size and timing of such acquisitions and openings may vary. Management believes that facilities opened by the Company require more time to reach revenue and profitability levels comparable to its existing facilities and may have greater working capital requirements than those facilities acquired by the Company. Therefore, to the extent that the Company opens a greater number of facilities in the future than it has historically, the Company's growth rate in revenues and profitability may be adversely affected.

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

    Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with one other existing shareholder, beneficially own approximately 31% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult, absent the support of Mr. Johnson, and such other existing shareholder.

    While the Company believes that the proceeds from its financing and public offerings, cash generated from operations, borrowing availability under its line of credit and existing equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements for the next 12 months, there can be no assurance that additional funding will not be required sooner, depending on a number of factors including the rate at which the Company acquires or opens new facilities, the size and timing of capital expenditures for existing facilities, the extent of future environmental remediation costs, if any and other factors. There can be no assurance that any such funding would be available if and when required by the Company, on acceptable terms to the Company or at all.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages as of July 31, 1997 are as follows:

NAME                AGE   POSITION
----                ---   --------
Willis J. Johnson    50   Chief Executive Officer and Director
A. Jayson Adair      28   President and Director
James E. Meeks       48   Executive Vice President and Chief Operating Officer
Joseph M. Whelan     42   Senior Vice President and Chief Financial Officer
Paul A. Styer        41   Senior Vice President, General Counsel and Secretary

    WILLIS J. JOHNSON, co-founder of the Company, has served as Chief Executive Officer of the Company since 1986, and has been a Board member since 1982.
Mr. Johnson was also President of the Company from 1986 through the closing of the NER Acquisition in May 1995. Mr. Johnson has over 25 years of experience in owning and operating auto dismantling and vehicle salvage companies.

    A. JAYSON ADAIR has served as President of the Company since October 1996 and as a director since September 1992. From April 1995 to October 1996, Mr. Adair served as Executive Vice President, from August 1990 until April 1995, Mr. Adair served as Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as the Company's Manager of Operations.

    JAMES E. MEEKS has served as Vice President and Chief Operating Officer of the Company since September 1992 when he joined the Company concurrent with the Company's purchase of South Bay Salvage Pool (the "San Martin Operation").
Mr. Meeks has served as Executive Vice President and Director since October 1996 and as Senior Vice President since April 1995. From April 1986 to
September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks is also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he has operated since 1991. Mr. Meeks has also been an officer and director of E & H Dismantlers, a self-service auto dismantler, since 1967. Mr. Meeks has over 25 years of experience in the vehicle dismantling business.

    JOSEPH M. WHELAN has served as Senior Vice President since April 1995 and Chief Financial Officer of the Company since March 1994. From 1989 to 1993,
Mr. Whelan served as Senior Vice President and Chief Financial Officer of Phillips, Inc., the largest privately held owner of educational facilities in the United States. Mr. Whelan received a B.A. from Vanderbilt University and a M.B.A. from Tulane University. Mr. Whelan is a certified public accountant. Mr. Whelan resigned his position as Senior Vice President and Chief Financial Officer on October 6, 1997. A successor has not been named.

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

ITEM 2. PROPERTIES

FACILITIES INFORMATION

    The following table sets forth certain information regarding the facilities currently used by the Company.

     FACILITY                     OPENED/   APPROXIMATE   EXPIRATION OF               PURCHASE OPTION
                                            -----------                               ---------------
     LOCATION                    ACQUIRED     ACREAGE      LEASE TERM
     --------                    --------     -------      ----------
COPART
Vallejo, California                 (1)          18        February 2000                      Yes
Sacramento, California               A           12        Company owned               Not applicable
Hayward, California                  O           8         Month-to-month                     No
Fresno, California                   A           10        July 2000                          Yes
Bakersfield, California              A           5         Company owned               Not applicable
San Martin, California               A           14        August 2002                        Yes
Colton, California                   A           14        November 2002           Right of first refusal
Seattle, Washington                  A           11        March 1998                         Yes
Portland, Oregon                     O           33        June 2001                          Yes
Los Angeles, California              A           12        June 1998               Right of first refusal
Houston, Texas                       A           62        January 2004            Right of first refusal
Dallas, Texas (2)                    A           42        March 2004                         Yes
Lufkin, Texas                        A           15        May 1999                           Yes
Longview, Texas                      A           10        May 1999                           Yes
Atlanta, Georgia                     A           62        July 2004                          Yes
Sacramento, California               O           11        Month-to-month               Not applicable
Kansas City, Kansas                  A           27        October 2004                       Yes
Oklahoma City, Oklahoma              A           12        November 2004                      Yes
Tulsa, Oklahoma                      A           10        November 2004                      Yes
St. Louis, Missouri                  A           21        March 2005                         Yes
Conway, Arkansas                     A           22        March 2005                         Yes
West Memphis, Arkansas               A           12        April 2005                         Yes
Hartford, Connecticut                A           30        May 2005                           Yes
Marlboro, New York                   A           25        May 2005                           Yes
Syracuse, New York                   A           12        May 2005                           Yes
Philadelphia, Pennsylvania           A           40        May 2005                           Yes
Boston, Massachusetts                A           20        May 2005                           Yes
Pittsburgh, Pennsylvania             A           20        May 2005                           Yes
Columbus, Ohio                       A           20        May 2005                           Yes
Southampton, New York (3)            A           13        July  2000                         Yes
Glassboro, New Jersey                A           18        May 2005                           Yes
Waldorf, Maryland                    A           15        May 2005                           Yes
Buffalo, New York                    A           10        May 2005                           Yes
Miami, Florida                       A           14        May 2005                           Yes
Tampa, Florida                       A           10        May 2005                           Yes
Chicago, Illinois                    A           10        September 1999        Right of first refusal (4)
Minneapolis, Minnesota               A           12        December 2001                      No
Duluth, Minnesota                    A           20        February 1998                      No
Rochester, Minnesota                 A           20        August 2003           Right of first refusal (4)
St. Cloud, Minnesota                 A           20        August 2003           Right of first refusal (4)
Madison, Wisconsin                   A           10        August 2003           Right of first refusal (4)




     FACILITY                     OPENED/   APPROXIMATE   EXPIRATION OF               PURCHASE OPTION
                                            -----------                               ---------------
     LOCATION                    ACQUIRED     ACREAGE      LEASE TERM
     --------                    --------     -------      ----------

Milwaukee, Wisconsin                 A           20        August 2003           Right of first refusal (4)
Jackson, Mississippi                 A           15        July 2005                          Yes
Charlotte, North Carolina            O           24        July 2005                          Yes
Jacksonville, Florida                O           28        October 2005                       Yes
Van Nuys, California                 O           40        Company owned               Not applicable
Indianapolis, Indiana                O           16        February 2001                      No
El Paso, Texas                       A           15        Company owned               Not applicable
Phoenix, Arizona                     O           13        February 2001                      Yes
Hammond, Indiana                     O           19        September 2001          Right of first refusal
Woodinville, Washington              O           10        August 2001                        No
Baton Rouge, Louisiana               A           30        Company owned               Not applicable
Salt Lake City, Utah                O/A          20        March 2007                         Yes
Benicia, California (5)             N/A     16,400/sq ft   April 2000                         No

---------

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

(3) Leasehold interest held by NER Auction Group on the current Southampton facility expired on July 31, 1997. Thereafter, the Company and Richard Polidori, the former principal owner of NER, cancelled a lease agreement for property owned by Mr. Polidori on Long Island. The Company has extended its existing lease of the Southampton facility to July 31, 2000.

(4) Right of first refusal for these properties is held by the NER Auction
Group entities which are leasing such properties from third party landowners and as to which Copart is the sublesee.

(5) Corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

    On June 3, 1994, Bill Woltz, doing business as Salvage Pool Systems, filed a complaint against Copart and Willis J. Johnson, the Company's Chief Executive Officer and a Director, in the Northern District of California alleging claims for copyright infringement, breach of implied contract, common law fraud, negligent misrepresentation and slander. Mr. Woltz is a former employee and consultant who performed computer programming services for Copart. On
August 25, 1994, the original complaint was dismissed without prejudice.
Mr. Woltz filed a new complaint on October 14, 1994 in the Northern District of California alleging the same claims contained in his prior complaint and, in addition, claims for unfair competition, goods sold and delivered, accounting and libel. The dispute arises out of alleged contracts between Woltz and Copart, Copart's alleged use and copying of computer programs, and alleged statements by Copart about the computer programs and alleged contracts. The complaint seeks an unspecified amount in damages, an injunction preventing Copart from using or offering to sell or license the software, costs and attorneys' fees, treble damages, punitive damages, and a retraction of alleged libelous statements. Copart filed an answer to the complaint denying all of the allegations and asserting various defenses. Management believes that the action
is without merit and is contesting the action vigorously.   Additionally, the
Company has asserted counterclaims against Woltz for ownership of software that Woltz developed while a Copart employee, conversion and possession of Copart's property. In February 1996 the Company filed a Motion for Summary Judgment. On August 19, 1996, the Court entered an Order in which it denied summary judgment on plaintiff's copyright infringement claim and reserved ruling on plaintiff's state law causes of action. However, in that Order the Court invited the Company to file a further summary judgment motion based on certain copyright issues. Trial was held on August 25-28, 1997 before Judge Vaugh Walker in United States District Court in San Francisco. Judge Walker issued a decision finding for the Company and Willis Johnson on all causes of action. The case was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


MARKET PRICE AND DISTRIBUTIONS

The following table summarized the high and low sales prices per share for each quarter during the last two fiscal years. As of July 31, 1997, there were 13,071,111 shares outstanding. The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol CPRT since March 17, 1994. As of July 31, 1997, the Company had 264 shareholders of record.

1996                         High                          Low
----                         ----                          ---

First Quarter                23 7/8                        19 1/4
Second Quarter               30 1/8                        20 3/4
Third Quarter                30 1/4                        23 1/4
Fourth Quarter               28 1/2                        12 1/4

1997                         High                          Low
----                         ----                          ---
First Quarter                21 1/8                        14 3/8
Second Quarter               18 3/4                        10 1/4
Third Quarter                18 3/4                        12 3/4
Fourth Quarter               19                            12 7/8


The Company has not paid a cash dividend since 1984 and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected financial data presented below have been derived from the Company's consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 1997 and 1996 and for each of the years in the three-year period ended July 31, 1997. The selected operating data for the years ended July 31, 1994 and 1993 and the balance sheet data as of July 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included herein:




    SELECTED OPERATING DATA               1997           1996            1995          1994           1993
                                          ----           ----            ----          ----           ----
       Revenues (1)                      $126,276       $118,248       $ 58,117       $ 22,794        $10,436
       Operating income                    18,853         17,802         11,261          4,112          1,422
       Income before income taxes and
         extraordinary item                19,475         18,190         11,437          3,710            729
       Extraordinary item, net                 --             --             --         (1,633)            --
       Net income                          11,993         11,185          6,894            590            495
       Per share:
         Income before
            extraordinary item           $   0.90       $   0.85       $   0.65       $   0.30        $  0.07
         Extraordinary item, net               --             --             --          (0.22)            --
                                         --------       --------       --------       --------        -------
         Net income                      $   0.90       $   0.85       $   0.65       $   0.08        $  0.07
                                         --------       --------       --------       --------        -------
                                         --------       --------       --------       --------        -------
       Weighted average shares (000)       13,257         13,216         10,614          7,305          6,780
                                         --------       --------       --------       --------        -------
                                         --------       --------       --------       --------        -------

     BALANCE SHEET DATA

       Cash and cash equivalents         $ 27,685       $ 13,026       $ 13,779       $ 17,871        $ 1,786
       Working capital                     48,930         40,586         32,756         21,890          2,941
       Total assets                       175,340        158,066        135,158         62,569         15,944
       Total debt                           9,753         11,260          3,734          4,019          8,575
       Shareholders' equity               142,814        126,245        113,116         49,288          4,132

     OTHER

       Salvage vehicles processed         410,000        391,100        223,300        101,000         45,400
       Gross proceeds (000)              $537,657       $506,916       $317,788       $114,397        $57,876
       Number of auction facilities            53             49             42             15             10


       (1) See Note 2 to the Consolidated Financial Statements for a discussion of acquisitions.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (or the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue. The Company also processes a percentage of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in revenue. For the fiscal years ended July 31, 1997, 1996, and 1995, approximately 33%, 25%, and 28% of the vehicles sold by Copart, respectively, were processed under the PIP, and approximately 6%, 6% and 2% of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program. The increase in the percentage of vehicles sold under the PIP in fiscal 1997 is due to the Company's successful marketing efforts. The decrease in the percentage of vehicles sold under the PIP in fiscal 1996 resulted from the acquisition by Copart of various companies that conducted business on a fixed fee consignment basis, which is consistent with industry practice. As a result of the acquisition of NER Auction Group ("NER") on May 2, 1995, which processed almost all of its vehicles on a fixed fee consignment basis, the percentage of the Company's vehicles processed under the PIP decreased. The Company attempts to convert acquired operations to the PIP Program which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs. The decrease in vehicles sold under the Purchase Program between fiscal 1997 and 1996 is attributable to the termination, or renegotiation to consignment contracts, of certain vehicle purchase contracts. However, due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP Program by vehicle suppliers, the percentage of vehicles processed under this program in future periods may vary. In addition to auction fees paid by vehicle suppliers and vehicle buyers, approximately 31%, 27%, and 31% of Copart's revenues for the fiscal years ended July 31, 1997, 1996 and 1995, respectively, were attributable to buyer fees, which are fees received from buyers in addition to amounts they pay to purchase salvage vehicles.

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

    The period-to-period comparability of Copart's operating results and financial condition is substantially affected by business acquisitions and new openings made by Copart during such periods.

ACQUISITIONS AND NEW OPERATIONS

    Copart has experienced significant growth as it acquired 30 salvage vehicle auction facilities and established eight new facilities since the beginning of fiscal 1995. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

    As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage yards in new regions, as well as the regions currently served by Company yards. As part of this strategy, during fiscal 1997, Copart acquired facilities near Baton Rouge, Louisiana, and Salt Lake City, Utah and opened new facilities in Woodinville, Washington and Hammond, Indiana. In fiscal 1996, Copart acquired two facilities in or near Jackson, Mississippi and El Paso, Texas and opened five new facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. During fiscal

1995, Copart acquired NER, plus six facilities in or near Kansas City, Kansas; Tulsa and Oklahoma City, Oklahoma; St. Louis, Missouri; and Conway and West Memphis, Arkansas; and opened one facility in Sacramento, California. The Company believes that these acquisitions and openings solidify the Company's coverage of the West Coast, expand the Company's coverage of the South, Southwest and Midwest, give the Company a substantial presence in the Northeast, the Great Lakes states, Georgia and Florida. The Company expects to incur future amortization charges in connection with anticipated acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

    The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs, (iii) making available vehicle purchase programs which are designed to reduce vehicle suppliers' administrative expenses and (iv) initiating the Company's merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operational procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated information derived from the consolidated statements of income of Copart expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

                                            YEAR ENDED JULY 31
                                            ------------------
                                   1997           1996           1995
                                   ----           ----           ----

Revenues                          100.0  %       100.0  %      100.00  %
                                 ------         ------         ------

Operating expenses:
  Yard and fleet                   70.8           70.6           65.0
  General and administrative        8.4            9.2            9.8
  Depreciation and amortization     5.9            5.1            5.8
                                 ------         ------         ------

    Total operating expenses       85.1           84.9           80.6
                                 ------         ------         ------

Operating income                   14.9           15.1           19.4
Other income, net                   0.5            0.3            0.3
                                 ------         ------         ------

Income before income taxes         15.4           15.4           19.7
Income taxes                        5.9            5.9            7.8
                                 ------         ------         ------
Net income                          9.5  %         9.5  %        11.9  %
                                 ------         ------         ------
                                 ------         ------         ------

-----------------------------

* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues were approximately $126.3 million during fiscal 1997, an increase of approximately $8.0 million, or 7%, over fiscal 1996 based on 410,000 vehicles processed. Approximately $4.2 million of the increase in revenues was the result of the acquisition of the El Paso, Baton Rouge, and Salt Lake City operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix facilities. Existing yard revenues increased overall by approximately $3.8 million, or 3%, over fiscal 1996, despite decreased revenues from Purchase Program vehicles of approximately $5.8 million. Under the Purchase Program the Company records the gross proceeds of the vehicle sale in revenue. After eliminating the accounting impact of the Purchase Program, the remainder of the increase in revenues at existing operations was primarily attributable to increased per unit revenues of approximately 10% and increased vehicle volume of approximately 1%.

     Yard and fleet expenses were approximately $89.4 million during fiscal 1997, an increase of approximately $5.9 million, or 7%, over fiscal 1996. Approximately $0.8 million of the increase was the result of the acquisition of the El Paso, Baton Rouge, and Salt Lake City operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix. facilities. The remainder of the increase in yard and fleet expenses was attributable to increased yard and fleet expenses from existing operations, including the cost of Purchase Program vehicles. Yard and fleet expense increased to 70.8% of revenues during fiscal 1997, as compared to 70.6% of revenues during fiscal 1996.

     General and administrative expenses were approximately $10.6 million during fiscal 1997, a decrease of approximately $0.3 million, or 3%, over fiscal 1996, due primarily to decreased personnel expense. General and administrative expenses decreased to 8.4% of revenues during fiscal 1997, as compared to 9.2% of revenues during fiscal 1996 due to costs being spread over a greater revenue base.

     Depreciation and amortization expense was approximately $7.5 million during fiscal 1997, an increase of approximately $1.5 million, or 24%, over fiscal 1996. Such increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

     Interest expense was approximately $826,000 during fiscal 1997, an increase of $375,000 over fiscal 1996. This increase was attributable to the increase in debt associated with the land acquisition in Van Nuys in May, 1996.

     The effective income tax rate of 38% applicable to fiscal 1997 is comparable to the fiscal 1996 effective income tax rate of 39%.

     Due to the foregoing factors, Copart realized net income of $12.0 million for fiscal 1997, compared to net income of $11.2 million for fiscal 1996.

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

     The expected effective income tax rate of 39% applicable to fiscal 1996 is lower than the fiscal 1995 effective income tax rate, due to savings associated with state and local tax planning.

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

     At July 31, 1997, Copart had working capital of approximately $48.9 million, including cash and cash equivalents of approximately $27.7 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

     In May, 1995 Copart entered into a bank credit facility provided by Wells Fargo Bank, N.A. and U.S. Bank of California which was amended in March, 1997 to include Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $50 million which matures in February 2002. The amount available under the facility reduces by $10 million in February 2000 and 2001, leaving the principal balance available as follows: March 1, 2000, $40 million available; March 1, 2001, $30 million available; February 28, 2002, the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 1997, there are no outstanding borrowings under this facility.

     The Company has entered into various operating lease lines for the purpose of leasing up to $16.0 million of yard and fleet equipment, of which approximately $5.5 million was available as of July 31, 1997.

     Copart generated cash from operations of approximately $24.6 million, $11.3 million and $5.2 million in fiscal years 1997, 1996 and 1995, respectively. The increase in cash from operations from fiscal 1995 to fiscal 1996 and from fiscal 1996 to fiscal 1997 reflects Copart's increased profitability.

     During the fiscal year ended July 31, 1997, Copart used cash for the acquisition of the Baton Rouge and the Salt Lake City operations, which had an aggregate cash cost of approximately $3.4 million. During the fiscal year ended July 31, 1996, Copart used cash for the acquisition of the Jackson, Mississippi and El Paso, Texas facilities, which had an aggregate cash cost of approximately $2.8 million. During the fiscal year ended July 31, 1995, Copart's principal use of cash was for the acquisition of the NER, Kansas City, Oklahoma City, Tulsa, St. Louis, Conway and West Memphis salvage vehicle auction facilities, which had an aggregate cash cost of approximately $38.3 million. Copart financed the cash portion of the NER acquisition of approximately $24.7 million principally with the proceeds from the Bank Credit Facility. The Company used a portion of the net proceeds of its May 1995 follow-on offering to repay the amounts borrowed under the Bank Credit Facility. In addition, the Company issued $21.3 million in value of its Common Stock in conjunction with the fiscal 1995 acquisitions.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $7.2 million, $8.4 million and $5.1 million for fiscal 1997, 1996 and 1995, respectively. During the fiscal year ended July 31, 1996, Copart acquired approximately 40 acres of land at the Van Nuys facility for the purchase price of $10.5 million, for which the Company paid $3.0 million in cash and issued the seller a promissory note secured by the real property in the principal amount of $7.5 million, payable interest only at the rate of 7.2% per annum, with the principal payable in 5 years. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring yard equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $5.0 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

     In fiscal 1997, 1996 and 1995, the Company generated approximately $2.4, $0.6 and $0.3 million through the exercise of stock options and warrants, respectively. In fiscal 1995, the Company generated approximately $33.9 million of net cash primarily through the issuance of common stock in its follow-on offering.

     Cash and cash equivalents increased by approximately $14.7 million and decreased by $0.8 million in fiscal 1997 and 1996, respectively. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

     The Company believes that the proceeds of its follow-on offering of Common Stock, cash generated from operations, borrowing availability under the Bank Credit Facility and existing equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements and fund openings and acquisitions of new facilities for the next 12 months.* However, there can be no assurance that the Company

-----------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

will not be required to seek additional debt or equity financing prior to such time, depending upon the rate at which the Company opens or acquires new facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The statement specified the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997, and will be adopted by Copart, Inc. in fiscal year 1998.

     In 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The statement is effective for periods ending after December 15, 1997. This statement will have no impact on Copart's disclosures within the consolidated financial statements.

     In 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Copart, Inc. in fiscal year 1999.

     In 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises are to report information about operating segments in the annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by Copart, Inc. in fiscal year 1999.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Item 14 (a) for an index to the financial statements and supplementary financial information which are attached thereto.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                       PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

                                                                            Page
  (a)     1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


               The following documents are filed as part of this report:

               Independent Auditors' Report.................................  32

               Consolidated Balance Sheets at July 31,
                 1997 and 1996..............................................  33

               Consolidated Statements of Income for the
                 three years ended July 31, 1997............................  34

               Consolidated Statements of Shareholders'
                 Equity for the three years ended
                 July 31, 1997..............................................  35

               Consolidated Statements of Cash Flows for the
                 three years ended July 31, 1997............................  36

               Notes to Consolidated Financial Statements...................  38


          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

               II - Valuation and Qualifying Accounts.......................  52

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

    *10.10+   Employment for Senior Executive, dated September 1, 1992, between
               Paul A. Styer and the Registrant
    *10.11    Employment Contract for Senior Executive, dated September 1,
               1992, between James E. Meeks and the Registrant
    *10.12    Common Stock Warrant, dated November 9, 1993, issued to James
               Grosfeld
  ***10.13    Credit Agreement among Copart, Inc. and Wells Fargo Bank,
              National Association, U.S. Bank of California and Wells Fargo
              Bank, National Association, as Agent, dated May 1, 1995
 ****10.14    Agreement for Purchase and Sale of Assets of NER Auction Systems,
               dated January 13, 1995, among Registrant, the list of Sellers as set forth therein, Richard A. Polidori, Gordon VanValkenberg, and Stephen Powers
*****10.15    Contract of Sale by and between the Stroh Companies, Inc. as
              Seller and Copart, Inc. as Purchaser, dated April 4, 1996
     10.16    Amended and Restated Credit Agreement among Copart, Inc. and
              Wells Fargo Bank, National Association, U.S. Bank of California and Fleet National Bank and Wells Fargo Bank,
               National Association, as Agent,  dated March 7, 1997
     11.1     Copart, Inc. and Subsidiaries Computation of Net Income Per Share
     23.1     Consent of KPMG Peat Marwick LLP
     24.1     Power of Attorney (See page 30 of this Form 10-K)
     27.1     Financial Data Schedule

(b)  Reports on Form 8-K

          None

(c)  See response to Item 14(a)(3) above

(d)  See response to Item 14(a)(2) above






-------------------------

* Incorporated by reference from exhibit to registrant's Registration Statement on Form S-1, as amended (File No. 33- 74250).
+      Denotes a compensation plan in which an executive officer participates.
*** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission.
**** Incorporated by reference from exhibit to registrant's Registration Statement on Form S-3, as amended (File No. 33-91110) filed with the Securities and Exchange Commission.
***** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant

                                   COPART, INC.



October __, 1997              BY:  _________________________________
                                   Willis J. Johnson
                                   Chief Executive Officer


                                  POWER OF ATTORNEY

          KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Willis J. Johnson, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature           Capacity In Which Signed              Date
          ---------           ------------------------              ----


     ____________________       Chief Executive Officer       October __, 1997
     Willis J. Johnson                 and acting
                                Chief Financial Officer
                                 (Principal Executive,
                                Principal Financial and
                            Accounting Officer and Director)


     ____________________              President              October __, 1997
     A. Jayson Adair                 and Director


     ____________________               Director              October __, 1997
     James Grosfeld


     ____________________        Senior Vice President        October __, 1997
     Marvin L. Schmidt         of Corporate Development
                                      and Director


     ____________________               Director              October __, 1997
     Jonathan Vannini

     ____________________               Director              October __, 1997
     Harold Blumenstein

     ____________________       Executive Vice President      October __, 1997
     James E. Meeks                   and Director

                             INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
Copart, Inc.:

We have audited the consolidated financial statements of Copart, Inc. and subsidiaries as listed in Item 14(a). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP


San Francisco, California
September 26, 1997

                            COPART, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                             July 31,
                                                                -------------------------------------

                                                                        1997                1996
                                                                        ----                ----
                                                    ASSETS

 Current assets:
    Cash and cash equivalents                                     $  27,684,500       $  13,026,200
    Accounts receivable, net                                         31,337,100          29,992,000
    Income taxes receivable                                                   -             742,200
    Vehicle pooling costs                                             8,822,500           9,253,300
    Inventory                                                           278,700           1,456,400
    Deferred income taxes                                               343,700             378,400
    Prepaid expenses and other assets                                 2,825,200           2,450,800
                                                                  -------------       -------------
         Total current assets                                        71,291,700          57,299,300
 Property and equipment, net                                         28,787,900          26,204,200
 Intangibles and other assets, net                                   75,259,900          74,562,300
                                                                  -------------       -------------
         Total assets                                             $ 175,339,500       $ 158,065,800
                                                                  -------------       -------------
                                                                  -------------       -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term debt                             $   1,938,800       $     772,800
    Accounts payable and accrued liabilities                         11,757,300          10,370,000
    Deferred revenue                                                  5,566,300           5,570,500
    Income taxes payable                                                 83,200                   -
    Other current liabilities                                         3,016,100                   -
                                                                  -------------       -------------
         Total current liabilities                                   22,361,700          16,713,300
 Deferred income taxes                                                  975,200             610,300
 Long-term debt, less current portion                                 7,814,200          10,487,000
 Other liabilities                                                    1,374,000           4,010,200
                                                                  -------------       -------------
         Total liabilities                                           32,525,100          31,820,800
                                                                  -------------       -------------

 Shareholders' equity:
    Common stock, no par value - 30,000,000 shares authorized;
    13,071,111  and 12,641,213 shares issued and outstanding at
    July 31, 1997 and July 31, 1996, respectively                   111,050,600         106,473,800
    Retained earnings                                                31,763,800          19,771,200
                                                                  -------------       -------------
         Total shareholders' equity                                 142,814,400         126,245,000
                                                                  -------------       -------------
 Commitments and contingencies
         Total liabilities and shareholders' equity               $ 175,339,500       $ 158,065,800
                                                                  -------------       -------------
                                                                  -------------       -------------




             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME





                                                                                     Years ended July 31,
                                                                  ------------------------------------------------------

                                                                        1997                1996                1995
                                                                        ----                ----                ----

 Revenues                                                        $  126,275,900      $  118,247,600      $   58,116,700
                                                                 --------------      --------------      --------------

 Operating expenses:
     Yard and fleet                                                  89,393,500          83,541,800          37,753,400
     General and administrative                                      10,566,100          10,907,500           5,704,400
     Depreciation and amortization                                    7,463,300           5,996,700           3,397,900
                                                                 --------------      --------------      --------------
         Total operating expenses                                   107,422,900         100,446,000          46,855,700
                                                                 --------------      --------------      --------------
         Operating income                                            18,853,000          17,801,600          11,261,000
                                                                 --------------      --------------      --------------

 Other income (expense):

     Interest expense                                                  (826,100)           (450,800)           (491,000)
     Interest income                                                  1,066,500             680,200             582,500
     Other income                                                       381,400             158,900              84,200
                                                                 --------------      --------------      --------------
         Total other income                                             621,800             388,300             175,700
                                                                 --------------      --------------      --------------
         Income before income taxes                                  19,474,800          18,189,900          11,436,700
 Income taxes                                                         7,482,200           7,004,500           4,542,400
                                                                 --------------      --------------      --------------
         Net income                                              $   11,992,600      $   11,185,400      $    6,894,300
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------

 Net income per share                                            $          .90      $          .85      $          .65
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------
 Weighted average shares and
     equivalents outstanding                                         13,256,707          13,215,636          10,614,201
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------



             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                             Common Stock
                                    ----------------------------

                                      Outstanding                    Retained    Shareholders'
                                        shares          Amount       Earnings        Equity
                                    -------------  -------------  -------------  -------------

 BALANCES AT JULY 31, 1994              8,753,157  $  47,596,500  $   1,691,500  $  49,288,000
    Shares issued for acquisitions      1,366,666     21,310,100              -     21,310,100
    Shares issued in connection
         with public offering           1,897,500     33,844,900              -     33,844,900
    Exercise of stock options             156,100        269,100              -        269,100
    Exercise of warrants and
         related tax benefit              188,341      1,301,800              -      1,301,800
    Shares issued for Employee
         Stock Purchase Plan               10,460        207,400              -        207,400
    Net Income                                  -              -      6,894,300      6,894,300
                                    -------------  -------------  -------------  -------------
 BALANCES AT JULY 31, 1995             12,372,224    104,529,800      8,585,800    113,115,600
    Shares issued for acquisitions            288          6,200              -          6,200
    Exercise of stock options             157,508        586,600              -        586,600
    Exercise of warrants and
         related tax benefit               87,431        860,300              -        860,300
    Shares issued for Employee
         Stock Purchase Plan               21,062        434,200              -        434,200
    Shares issued for software              2,700         56,700              -         56,700
    Net Income                                  -              -     11,185,400     11,185,400
                                    -------------  -------------  -------------  -------------
 BALANCES AT JULY 31, 1996             12,641,213    106,473,800     19,771,200    126,245,000
    Exercise of stock options and
         related tax benefit               45,400      1,147,000              -      1,147,000
    Exercise of warrants and
         related tax benefit              357,001      3,023,800              -      3,023,800
    Shares issued for Employee
         Stock Purchase Plan               27,497        406,000              -        406,000
    Net Income                                  -              -     11,992,600     11,992,600
                                    -------------  -------------  -------------  -------------
 BALANCES AT JULY 31, 1997             13,071,111  $ 111,050,600  $  31,763,800  $ 142,814,400
                                    -------------  -------------  -------------  -------------
                                    -------------  -------------  -------------  -------------

 See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Years ended July 31,
                                                                 ------------------------------------------------------

                                                                        1997                1996                 1995
                                                                        ----                ----                 ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   11,992,600      $   11,185,400      $    6,894,300
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                    7,463,300           5,996,700           3,397,900
     Deferred rent                                                      404,300             991,200              19,000
     Deferred income taxes                                              399,600            (270,100)             71,800
     Gain on sale of assets                                            (197,200)            (62,300)            (17,000)
     Employee Stock Purchase Plan compensation                          101,400              91,600              68,600
     Changes in operating assets and liabilities:
        Accounts receivable                                            (827,500)         (5,528,500)         (4,905,500)
        Vehicle pooling costs                                           671,900          (2,366,800)         (1,487,100)
        Inventory                                                     1,177,700           1,796,000          (3,172,500)
        Prepaid expenses and other current assets                      (580,000)         (1,738,800)            503,400
        Accounts payable and accrued liabilities                      1,352,900             820,000           1,925,900
        Deferred revenue                                                 (4,200)            248,000             751,900
        Income taxes                                                  2,624,100             118,100           1,168,900
                                                                 --------------      --------------      --------------
     Net cash provided by operating activities                       24,578,900          11,280,500           5,219,600
                                                                 --------------      --------------      --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on notes receivable                                      -                   -             146,400
   Purchase of property and equipment                                (7,285,600)         (8,412,800)         (5,055,800)
   Proceeds from sale of property and equipment                       1,853,800             516,600              17,000
   Purchase of property and equipment in
     connection with acquisitions                                      (466,600)           (174,500)         (4,870,400)
   Purchase of intangible assets in connection
     with acquisitions                                               (2,130,700)         (2,296,800)        (24,869,900)
   Purchase of net current assets in connection
     with acquisitions                                                 (839,900)           (511,200)         (8,562,500)
   Purchase of software development costs                            (1,542,700)           (672,100)                  -
   Deferred preopening costs                                           (456,100)           (714,700)                  -
   Other intangible asset additions                                    (222,700)           (123,500)                  -
                                                                 --------------      --------------      --------------
     Net cash used in investing activities                          (11,090,500)        (12,389,000)        (43,195,200)
                                                                 --------------      --------------      --------------

        CONTINUED ON NEXT PAGE

                            COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Years ended July 31,
                                                                -------------------------------------------------------

                                                                        1997                1996                 1995
                                                                        ----                ----                 ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     -                   -          33,844,900
   Proceeds from the exercise of stock options and warrants           2,372,100             586,600             269,100
   Proceeds from issuance of Employee
     Stock Purchase Plan shares                                         304,600             342,600             138,800
   Proceeds from issuance of notes payable                                    -                   -          20,525,700
   Principal payments on notes payable                               (1,506,800)           (573,700)        (20,894,200)
                                                                 --------------      --------------      --------------
     Net cash provided by financing activities                        1,169,900             355,500          33,884,300
                                                                 --------------      --------------      --------------

Net increase (decrease)  in cash and
  and cash equivalents                                               14,658,300            (753,000)         (4,091,300)

 Cash and cash equivalents at beginning of year                      13,026,200          13,779,200          17,870,500
                                                                 --------------      --------------      --------------
 Cash and cash equivalents at end of year                        $   27,684,500      $   13,026,200      $   13,779,200
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                 $      826,100      $      450,800      $      491,000
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------
   Income taxes paid                                             $    4,864,900      $    7,160,300      $    3,298,400
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------


 See note 13 for noncash financing and investing activities.








             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997, 1996 AND 1995


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

     Gross proceeds generated from auctioned vehicles were approximately $537,657,000, $506,916,000, and $317,788,000, for the years ended July 31, 1997,
1996 and 1995, respectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenues are recorded at the date the vehicles are sold at auction.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

VEHICLE POOLING COSTS

     Vehicle pooling costs consist of labor, towing, outside services and other costs directly attributable to the gathering and processing of vehicles prior to their sale. Vehicle pooling costs are recognized as expenses in the period the vehicle is sold at auction. The Company continually evaluates and adjusts the components of vehicle pooling costs as necessary.

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

INTANGIBLE ASSETS

     Intangible assets consist of covenants not to compete, goodwill, options to purchase leased property and other costs. Amortization, except for the options to purchase leased property, is provided on the straight-line method over the estimated lives which range from five to forty years. The Company continually evaluates the recoverability of goodwill as well as other intangible assets by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future results. As part of this review, the Company takes into consideration any events and circumstances which might have diminished the fair values.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts recorded for financial instruments in the Company's consolidated financial statements approximate fair value.

NET INCOME PER SHARE

     Net income per share is computed by using the weighted-average number of common shares and equivalents assumed to be outstanding during the periods. Common stock options and warrants to purchase common stock were included in the calculations of net income per share.

     Fully diluted earnings per share is not presented since the amounts are antidilutive or do not differ significantly from the primary earnings per share presented

INCOME TAXES

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

ACCOUNTING FOR STOCK OPTIONS

     Prior to August 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No.
25. Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. On August 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions required by SFAS No. 123.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE. The statement specified the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997, and will be adopted by Copart, Inc. in fiscal year 1998.

     In 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The statement is effective for periods ending after December 15, 1997. This statement will have no impact on Copart's disclosures within the consolidated financial statements.

     In 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Copart, Inc. in fiscal year 1999.

     In 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises are to report information about operating segments in the annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by Copart, Inc. in fiscal year 1999.

(2)  ACQUISITIONS

FISCAL 1997 TRANSACTIONS

     On January 10, 1997, the Company acquired certain assets of SALA Insurance Salvage, Inc., of Baton Rouge, Louisiana. On March 28, 1997, the Company acquired certain assets of Western Affiliated Salvage Pool and Auction of Salt Lake City, Utah. The consideration paid for these acquisitions consisted of $3,437,200 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $2,130,700 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with the Salt Lake City acquisition, the Company entered into a lease for the use of the facility.

FISCAL 1996 TRANSACTIONS

     On August 1, 1995, the Company acquired certain assets of Mississippi Salvage Disposal Company, Inc., of Jackson, Mississippi. On November 16, 1995, the Company acquired certain assets of Sun City Salvage Pool, Inc., of El Paso, Texas. The consideration paid for these acquisitions consisted of

$2,782,500 in cash. The Company also paid $200,000 for an option to purchase land. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $1,746,800 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities. In addition, the Company paid $125,000 in June 1996 for contingent consideration related to the fiscal 1994 Lufkin/Longview acquisitions, and paid $6,200 in stock consideration, in November 1995, related to the fiscal 1995 St. Louis acquisition.

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

     On November 13, 1994, the Company acquired certain assets of Auto Pools of Oklahoma City and Tulsa, Inc., Auto Storage Pool, Inc., and Auto Pools of Tulsa, Inc. of Oklahoma City and Tulsa, Oklahoma. On March 1, 1995, the Company acquired certain assets of Missouri Auto Salvage Pool, Inc., of St. Louis, Missouri. On April 7, 1995, the Company acquired certain assets and liabilities of Mid-Ark Salvage Pool, Inc., of Conway and West Memphis, Arkansas. The consideration paid for these acquisitions consisted of $4,391,300 in cash and 112,466 shares of common stock valued at $2,055,500. The Company also paid $500,000 for options to purchase the St. Louis, Conway, and West Memphis facilities. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $4,471,000 has been recorded as goodwill and is being amortized on a straight-line basis between 30 and 40 years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities. In addition, the Company paid $119,400 in May, 1995 for contingent consideration related to the fiscal 1994 Lufkin and Longview acquisitions.

     On May 2, 1995, the Company acquired certain assets and liabilities of NER Auction Group with 20 locations in 11 states in the northeast and great lakes regions and Florida for $22,732,000 in cash and 1,161,103 shares of common stock valued at $17,741,700. The Company also paid $2,000,000 for options to purchase land and buildings at certain facilities. The acquisition was accounted for using the purchase method, and the operating results subsequent to the acquisition date are included in the Company's consolidated statements of income. The excess of the purchase price over the fair value of the identifiable net assets acquired of $31,615,200 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with this acquisition, the Company entered into leases for all of the facilities.

     The following unaudited pro forma financial information assumes the 1997 and 1996 acquisitions occurred at the beginning of fiscal 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1996, or of the results which may occur in the future.

                                                     YEARS ENDED JULY 31,
                                                     --------------------

                                                  1997             1996
                                                  ----             ----

  Revenues                                    $126,796,000     $119,667,000
                                              ------------     ------------
                                              ------------     ------------
  Operating income                            $ 18,988,000     $ 18,152,000
                                              ------------     ------------
                                              ------------     ------------
  Net income                                  $ 12,077,500     $ 11,404,700
                                              ------------     ------------
                                              ------------     ------------
  Net income per share                              $  .91           $  .86
                                              ------------     ------------
                                              ------------     ------------
(3)   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                            JULY 31,
                                                            --------

                                                    1997             1996
                                                    ----             ----

Advance charges receivable                      $20,272,600       $17,785,800
Trade accounts receivable                        10,274,500        11,515,400
Other  receivables                                  889,000           789,800
                                                -----------       -----------
                                                 31,436,100        30,091,000
Less allowance for doubtful accounts                 99,000            99,000
                                                -----------       -----------
                                                $31,337,100       $29,992,000
                                                -----------       -----------
                                                -----------       -----------

     Advance charges receivable represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees to be collected from insurance companies and buyers.

(4)   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            JULY 31,
                                                            --------

                                                    1997              1996
                                                    ----              ----

Transportation and other equipment              $10,024,600       $11,488,100
Office furniture and equipment                    5,204,700         4,361,600
Land, buildings and leasehold improvements       23,135,200        17,582,800
                                                -----------       -----------
                                                 38,364,500        33,432,500
Less accumulated depreciation and amortization    9,576,600         7,228,300
                                                -----------       -----------
                                                $28,787,900       $26,204,200
                                                -----------       -----------
                                                -----------       -----------

     Included in property and equipment as of July 31, 1997 and 1996, are $939,100 and $1,330,600 respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $349,800 and $404,200 as of July 31, 1997 and 1996, respectively.

(5)   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consists of the following:

                                                            JULY 31,
                                                            --------

                                                     1997             1996
                                                     ----             ----

Covenants not to compete                        $ 5,212,500       $ 4,787,500
Goodwill                                         72,244,000        70,404,400
Options to purchase leased property               3,455,000         3,455,000
Other                                             2,363,000         1,025,200
                                                -----------       -----------
                                                 83,274,500        79,672,100
Less accumulated amortization                     8,014,600         5,109,800
                                                -----------       -----------
                                                $75,259,900       $74,562,300
                                                -----------       -----------
                                                -----------       -----------

(6)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following:

                                                            JULY 31,
                                                            --------

                                                     1997              1996
                                                     ----              ----

Trade accounts payable                         $    527,800      $    347,600
Accounts payable to insurance companies           8,392,500         7,810,100
Accrued payroll                                   1,789,300         1,455,400
Other accrued liabilities                         1,047,700           756,900
                                               ------------      ------------
                                               $ 11,757,300      $ 10,370,000
                                               ------------      ------------
                                               ------------      ------------

(7)  LONG-TERM DEBT

  Long-term debt consists of the following:


                                                                JULY 31,
                                                                --------

                                                           1997          1996
                                                           ----          ----

Note payable to a corporation, secured by land,
    payable in monthly interest only installments
    of $45,000 through May 2001, when balance is
    due, bearing interest at 7.2%                       $7,500,000   $7,500,000

Unsecured note payable to an individual, payable in
    monthly installments of $33,000 through
    September 1997 when the balances become due,
    bearing interest at 10%                              1,575,000    1,801,500

Notes payable under capital leases, secured by
    equipment, payable in monthly installments
    of $1,600 to $17,800 through July 1999,
    bearing interest from 3.9% to 10.4%                    500,500      908,300

Notes payable secured by land, payable in monthly
    installments of $2,600 to $3,100, paid in 1997.             --      642,100

Unsecured notes payable to individuals, payable in
    monthly installments of $3,300 to $5,000 through
    February 2000, bearing interest at
    10% to 12%                                             136,000      229,700

Notes payable to financial institutions, secured by
    equipment, payable in monthly installments of
    $1,400 to $3,200 through September 1999,
    bearing interest from 8% to 9.5%                    $   41,500  $   178,200
                                                        ----------  -----------
                                                         9,753,000   11,259,800
Less current portion                                     1,938,800      772,800
                                                        ----------  -----------
                                                        $7,814,200  $10,487,000
                                                        ----------  -----------
                                                        ----------  -----------


The aggregate maturities of long-term debt are as follows:

   YEARS ENDING JULY 31,
   ---------------------

   1998                                                          $  1,938,800
   1999                                                               228,600
   2000                                                                85,600
   2001                                                             7,500,000
                                                                 ------------
                                                                 $  9,753,000

    In May, 1995 Copart entered into a bank credit facility provided by Wells Fargo Bank, N.A. and U.S. Bank of California which was amended in March, 1997 to include Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $50 million which matures in February 2002. The amount available under the facility reduces by $10 million in February 2000 and 2001, leaving the principal balance available as follows: March 1, 2000, $40 million available; March 1, 2001, $30 million available; February 28, 2002, the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 1997, under the facility there are no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions or payment of dividends, with which it is in compliance.

(8)  SHAREHOLDERS' EQUITY

    The Company adopted the Copart, Inc. 1992 Stock Option Plan (the "Plan") as amended, presently covering 1,500,000 shares of the Company's common stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a two or five year period.

    In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which 40,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified options to purchase 3,000 shares and subsequent grants to purchase 1,500 shares at specified intervals.

    The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued at July 31, 1997.

    The Copart, Inc. Employee Stock Purchase Plan provides for the purchase of up to 85,000 shares of common stock of the Company by employees pursuant to the terms of the plan, as defined. Shares of common stock issued pursuant to the plan during fiscal 1997 and 1996 were 27,497 and 21,062, respectively.
Additional compensation expense of $101,400,   $91,600 and $68,600 was
recognized in fiscal 1997, 1996, and 1995 respectively.

    At July 31, 1997, the Company has 36,396 outstanding warrants expiring in 1998 and 2000 to purchase shares of common stock at $2.04 per share.

    Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of .60, a forfeiture rate of .05, a weighted-average expected life of the options of 5 years and a risk-free interest rate of 6.6% and 6.7% for 1997 and 1996, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma net income and net income per common share would approximate the following:

                                                As Reported      Pro Forma
                                                -----------    -----------
Year Ended July 31, 1997:
 Net Income                                     $11,992,600    $11,867,300
                                                -----------    -----------
                                                -----------    -----------
 Net Income per share                                 $ .90          $ .90
                                                -----------    -----------
                                                -----------    -----------
Year Ended July 31, 1996:
 Net Income                                     $11,185,400    $11,179,400
                                                -----------    -----------
                                                -----------    -----------
 Net Income per share                                 $ .85          $ .85
                                                -----------    -----------
                                                -----------    -----------

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

A summary of stock option activity for the years ended July 31, 1997 and 1996 follows:



                                          1997                    1996
                                          ----                    ----

                                             Weighted-              Weighted-
                                               average               average
                                              exercise              exercise
                                   Options       price    Options      price
                                   -------       -----    -------      ------

Outstanding at beginning of year   845,500     $  9.16    889,400    $  7.62
Granted                               -            -      149,000      13.48
Exercised                         ( 45,400)       5.42   (157,500)      3.76
Cancelled                         ( 44,325)      16.47   ( 35,400)     12.80
                                   -------                -------
Outstanding at year end            755,775        8.95    845,500       9.16
                                   -------                -------
                                   -------                -------
Options exercisable at year end    505,525        6.64    389,283       5.76
                                   -------                -------
                                   -------                -------
Weighted average fair value of
options granted during the year:               $     -               $  8.49
                                               -------               -------
                                               -------               -------


                            Options Outstanding      Options Exercisable
                            -------------------      -------------------

                                 Weighted-
                                   average Weighted-                Weighted-
   Range of            Number    remaining   average         Number   average
   exercise    outstanding at  contractual  exercise exercisable at  exercise
    Prices       July 31,1997         life     price  July 31, 1997     price
    -------      ------------         ----     -----  -------------     ------

   1.00 - 2.00        312,666         5.44   $  1.63        301,166  $   1.62
  12.00 - 15.00       326,150         8.16     12.44        146,750     12.21
  17.00 - 23.44       116,959         7.65     18.77         57,609     18.66
                    ---------                              --------

                      755,775         7.49   $  8.95        505,525  $   6.64
                    ---------                              --------
                    ---------                              --------

(9)   INCOME TAXES

      Income tax expense (benefit) consists of:

                                       Years ended July 31,
                           ------------------------------------------

                               1997            1996           1995
                               ----            ----           ----
Federal:
  Current                  $  6,390,300    $ 6,362,400   $  4,031,200
  Deferred                      359,400       (233,800)        66,200
                           ------------    -----------   ------------
                              6,749,700      6,128,600      4,097,400
                           ------------    -----------   ------------

State:
  Current                       692,300        912,200        439,400
  Deferred                       40,200        (36,300)         5,600
                           ------------    -----------   ------------
                                732,500        875,900        445,000
                           ------------    -----------   ------------
                           $  7,482,200    $ 7,004,500   $  4,542,400
                           ------------    -----------   ------------
                           ------------    -----------   ------------


  The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income before income tax expense and the actual income tax expense follows:

                                                          Years ended July 31,
                                                          --------------------

                                                          1997    1996    1995
                                                          ----    ----    ----

Income tax expense at statutory rate                        34%     34%     34%
State income taxes, net of federal income tax benefit        3       4       3
Amortization of goodwill                                     1       1       1
Other                                                       --      --       2
                                                          ----    ----    ----
                                                            38%     39%     40%
                                                          ----    ----    ----
                                                          ----    ----    ----

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                     Years ended July 31,
                                                -----------------------------

                                                    1997             1996
                                                    ----             ----
Deferred tax assets:
  Allowance for doubtful accounts receivable    $       -         $   38,700
  Accrued vacation                                  108,300          148,600
  State taxes                                       235,400          317,200
  Depreciation                                      182,100              -
                                                -----------       ----------
    Total gross deferred tax assets                 525,800          504,500
                                                -----------       ----------

Deferred tax liabilities:
  Amortization of intangible assets              (1,157,300)        (424,000)
  Accrual to cash basis accounting                      -           (126,100)
  Depreciation                                          -           (186,300)
                                                -----------       ----------
    Total gross deferred tax libilities          (1,157,300)        (736,400)
                                                -----------       ----------
    Net deferred tax libility                   $  (631,500)      $ (231,900)
                                                -----------       ----------
                                                -----------       ----------

      In fiscal 1997 and 1996, the Company recognized a tax benefit of $1,798,700 and $860,300, respectively, upon the exercise of certain stock warrants and options.

(10)  MAJOR CUSTOMERS

      One customer accounted for 16% of revenue in fiscal 1997 and 1996, respectively, and two customers accounted for 37% of revenue in fiscal 1995. No other customer accounted for more than 10% of revenues. No buyer of auto salvage accounted for more than 10% of gross proceeds in any period.

(11)  COMMITMENTS AND CONTINGENCIES

      LEASES:

      The Company leases certain facilities under operating leases and has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the years ended July 31, 1997, 1996 and 1995 aggregated, $6,223,300, $5,536,400 and $2,833,600, respectively.

      The Company has operating leasing lines with certain financial institutions of approximately $16,000,000 for the purpose of leasing yard and fleet equipment of which approximately $5,500,000 was available as of July 31, 1997.

      Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 1997 are as follows:



                                               CAPITAL      OPERATING
YEARS ENDING JULY 31,                          LEASES        LEASES
---------------------                          ------        ------

1998                                        $  299,400   $  9,576,100
1999                                           222,700      9,261,900
2000                                                --      9,043,900
2001                                                --      7,899,500
2002                                                --      5,722,600
Thereafter                                          --      9,503,300
                                            ----------   ------------
                                               522,100   $ 51,007,300
Less amount representing interest               21,600   ------------
                                            ----------   ------------
                                            $  500,500
                                            ----------
                                            ----------

      COMMITMENT:

      The Company has entered into agreements to acquire approximately $5 million of multi-vehicle transport trucks and forklifts.

      CONTINGENCIES:

      Copart is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial position of Copart.

(12)  RELATED PARTY TRANSACTIONS

      The Company leases certain of its facilities from affiliates of the Company under lease agreements. Rental payments under these leases aggregated $388,800, $1,517,900 and $589,300 for the years ended July 31, 1997, 1996 and
1995, respectively, and expire on various dates through 2005.

      An affiliate provided $380,300, $559,800 and $535,800 of tow services to the Company in fiscal 1997, 1996 and 1995, respectively.

(13)  NONCASH FINANCING AND INVESTING ACTIVITIES

      In fiscal 1997, 1996 and 1995, 54,140, 94,607 and 210,673 warrants were exercised in a non-cash transaction which resulted in the issuance of 46,953, 87,431 and 188,431 shares of common stock, respectively.

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

(14)  QUARTERLY INFORMATION (UNAUDITED)


                                                      FISCAL QUARTER

                          FIRST            SECOND          THIRD            FOURTH            TOTAL
                          -----            ------          -----            ------            -----
1997
Revenues              $  32,517,100    $  30,364,500   $  33,806,800   $  29,587,500     $ 126,275,900
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------

Operating income      $   3,835,500    $   4,955,300   $   5,304,900   $   4,757,300     $  18,853,000
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------
Net income            $   2,336,800    $   3,011,600   $   3,298,000   $  3,346,200      $  11,992,600
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------

Net income per share  $         .18    $         .23   $         .25   $         .25     $         .90
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------

                          FIRST            SECOND          THIRD            FOURTH            TOTAL
                          -----            ------          -----            ------            -----
1996
Revenues              $  26,416,400    $  26,071,100   $  34,330,100   $  31,430,000     $ 118,247,600
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------

Operating income      $   4,283,200    $   4,881,200   $   4,537,600   $   4,099,600     $  17,801,600
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------

Net income            $  2,617,700     $   3,021,500   $   2,789,100   $   2,757,100     $  11,185,400
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------

Net income per share  $         .20    $         .23   $         .21   $         .21     $         .85
                      -------------    -------------   -------------   -------------     -------------
                      -------------    -------------   -------------   -------------     -------------


FORM 10-K

The Company will provide, without charge to each Shareholder, upon written request a copy of its Form 10-K as required to be filed with the Securities & Exchange Commission pursuant to rule 13a-1, under the Securities Exchange Act of 1934. Your written request should be directed to: Chief Financial Officer, Copart, Inc.

ANNUAL MEETING

The Annual meeting of Shareholders will be held at 5500 E. Second Street, Benicia, California 94510 at 9:00 a.m. December 9, 1997.

                                                                     SCHEDULE II

                          COPART, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995


                                                                                        Deductions
                                                                                        ----------
                                       Balance at             Charged to costs        Applications to      Balance at
                                       -----------            ----------------        ----------------     -----------
   Description and year             beginning of year           and expenses              bad debt         end of year
   --------------------             -----------------           ------------              --------         -----------
Reserve for doubtful accounts:

July 31, 1997                           $ 99,000                 $ 96,300               $(96,300)           $ 99,000
                                        --------                 --------               --------            --------
                                        --------                 --------               --------            --------

July 31, 1996                           $ 99,000                    --                     --               $ 99,000
                                        --------                 --------               --------            --------
                                        --------                 --------               --------            --------

July 31, 1995                           $ 80,000                 $ 19,000                  --               $ 99,000
                                        --------                 --------               --------            --------
                                        --------                 --------               --------            --------