Form 10-Q
period 1997-10-31
COPART INC
filed 1997-12-12
CIK 900075

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997


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

                   YES    X       NO
                       ------        ------

    Number of shares of Common Stock outstanding as of December 1, 1997:
13,139,854

                             COPART, INC. AND SUBSIDIARIES

                            INDEX TO THE QUARTERLY REPORT

                                   OCTOBER 31, 1997

    DESCRIPTION                                                          PAGE
    -----------                                                          ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS
      Consolidated Balance Sheets                                           3
      Consolidated Statements of Income                                     4
      Consolidated Statements of Cash Flows                                 5

      Notes to the Consolidated Financial Statements                        6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      Vehicle Processing Programs                                           7
      Composition of Revenues                                               7
      Composition of Costs and Expenses                                     8
      Acquisitions and New Openings                                         8

      Results of Operations
        Revenues                                                            8
        Operating Costs and Expenses                                        9
        Operating Income, Other Income
          and Income Taxes                                                  9

      Liquidity and Capital Resources                                       9

      Management Change                                                    10

      Factors Affecting Future Results                                     10

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              13
    Signatures                                                             14

    Exhibit 11.1 Computation of Net Income Per Share                       15

                    PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     COPART, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                                                        October 31,      July 31,
                                                                           1997            1997
                                                                     ---------------   -------------
                                                                       (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                           $ 30,947,100   $ 27,684,500
    Accounts receivable, net                                              31,996,800     31,337,100
    Vehicle pooling costs                                                  8,659,700      8,822,500
    Inventory                                                                209,000        278,700
    Deferred income taxes                                                    343,700        343,700
    Prepaid expenses and other assets                                      2,553,500      2,825,200
                                                                       -------------   ------------
        Total current assets                                              74,709,800     71,291,700
Property and equipment, net                                               30,366,500     28,787,900
Intangibles and other assets, net                                         75,248,600     75,259,900
                                                                       -------------   ------------
        Total assets                                                   $ 180,324,900   $175,339,500
                                                                       -------------   ------------
                                                                       -------------   ------------


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $     329,500   $  1,938,800
    Accounts payable and accrued liabilities                              13,823,700     11,757,300
    Deferred revenue                                                       5,164,500      5,566,300
    Income taxes payable                                                   1,790,600         83,200
    Other current liabilities                                              2,998,900      3,016,100
                                                                       -------------   ------------
        Total current liabilities                                         24,107,200     22,361,700
Deferred income taxes                                                        975,200        975,200
Long-term debt, less current portion                                       7,742,900      7,814,200
Other liabilities                                                          1,449,400      1,374,000
                                                                       -------------   ------------
        Total liabilities                                                 34,274,700     32,525,100
                                                                       -------------   ------------

Shareholders' equity:
  Common stock, no par value - 30,000,000 shares authorized;
   13,120,354 and 13,071,111 shares issued and outstanding at
   October 31, 1997 and July 31, 1997, respectively                      111,146,300    111,050,600
  Retained earnings                                                       34,903,900     31,763,800
                                                                       -------------   ------------
    Total shareholders' equity                                           146,050,200    142,814,400
                                                                       -------------   ------------
Commitments and contingencies
    Total liabilities and shareholders' equity                         $ 180,324,900  $ 175,339,500
                                                                       -------------  -------------
                                                                       -------------  -------------


                 See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)




                                                             Three months ended October 31,
                                                             ------------------------------
                                                                   1997          1996
                                                              ------------   ------------
Revenues:
  Salvage fees                                                $ 25,583,400   $ 22,258,300
  Purchased vehicle revenue                                      1,907,400     10,258,800
                                                              ------------   ------------
    Total revenues                                              27,490,800     32,517,100
                                                              ------------   ------------

Operating costs and expenses:
  Yard and fleet                                                18,037,400     24,351,700
  General and administrative                                     2,708,300      2,558,200
  Depreciation and amortization                                  1,930,500      1,771,700
                                                              ------------   ------------
    Total operating expenses                                    22,676,200     28,681,600
                                                              ------------   ------------
    Operating income                                             4,814,600      3,835,500
                                                              ------------   ------------

Other income:
  Interest income, net                                             196,200         10,200
  Other income                                                     137,000         27,100
                                                              ------------   ------------
    Total other income                                             333,200         37,300
                                                              ------------   ------------
    Income before income taxes                                   5,147,800      3,872,800

Income taxes                                                     2,007,700      1,536,000
                                                              ------------   ------------
    Net income                                                 $ 3,140,100    $ 2,336,800
                                                              ------------   ------------
                                                              ------------   ------------

Net income per share                                                 $ .23          $ .18
                                                              ------------   ------------
                                                              ------------   ------------

Weighted average shares and
  equivalents outstanding                                       13,460,300     13,344,900
                                                              ------------   ------------
                                                              ------------   ------------


               See accompanying notes to consolidated financial statements.

                         COPART, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                              Three months ended October 31,
                                                              ------------------------------
                                                                   1997           1996
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 3,140,100    $ 2,336,800
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                1,930,500      1,771,700
    Deferred rent                                                   75,400        145,300
    Gain on sale of assets                                         (16,100)       (18,300)
    Changes in operating assets and liabilities:
      Accounts receivable                                         (659,700)      (786,500)
      Vehicle pooling costs                                        162,800       (392,600)
      Inventory                                                     69,700         66,100
      Prepaid expenses and other current assets                    164,700       (949,700)
      Accounts payable and accrued liabilities                   2,049,200        772,100
      Deferred revenue                                            (401,800)       172,100
      Income taxes                                               1,707,400      1,464,600
                                                               -----------    -----------
        Net cash provided by operating activities                8,222,200      4,581,600
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (2,616,000)    (2,250,400)
  Proceeds from sale of property and equipment                      36,700        580,900
  Other liabilities                                                      -          5,800
  Purchase of software development costs                          (257,800)             -
  Purchase of intangible assets in connection
   with acquisition                                               (537,600)      (518,100)
                                                               -----------    -----------
        Net cash used in investing activities                   (3,374,700)    (2,181,800)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options and warrants          95,700        148,900
  Principal payments on notes payable                           (1,680,600)      (181,200)
                                                               -----------    -----------
        Net cash used in financing activities                   (1,584,900)       (32,300)
                                                               -----------    -----------

Net increase in cash equivalents                                 3,262,600      2,367,500

Cash and cash equivalents at beginning of period                27,684,500     13,026,200
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $30,947,100    $15,393,700
                                                               -----------    -----------
                                                               -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                $   191,300    $   219,500
                                                               -----------    -----------
                                                               -----------    -----------
  Income taxes paid                                            $   314,100    $    79,500
                                                               -----------    -----------
                                                               -----------    -----------

          See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   OCTOBER 31, 1997
                                     (UNAUDITED)

NOTE 1 - General:

    In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 filed with the Securities and Exchange Commission.

    Gross proceeds generated from auctioned salvage vehicles were approximately $135,882,300 and $130,687,200 for the three months ended October 31, 1997 and 1996, respectively.

    The Company auctioned approximately 95,000 and 99,100 vehicles during the three months ended October 31, 1997 and 1996, respectively.


NOTE 2 - New Acquisition and Openings:

    On September 17, 1997, the Company purchased certain assets of a salvage vehicle auction facility located in Avon, Minnesota. During November 1997, the Company executed leases to open new facilities in Raleigh, North Carolina and Orlando, Florida. These new facilities are scheduled to open for business in early 1998.


NOTE 3 - New Accounting Pronouncement:

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilative securities, such as options and warrants, diluted EPS. SFAS No.128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

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

VEHICLE PROCESSING PROGRAMS

    The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (the "PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenues. The Company also processes a small percentage of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in purchased vehicle revenues and the cost of the vehicle in yard and fleet expenses.

     For the three months ended October 31, 1997 and 1996, approximately 41% and 28%, respectively, of the vehicles sold by Copart were processed under the PIP. The increase in the percentage of vehicles sold under the PIP resulted from the conversion of vehicle suppliers from purchase and fixed fee programs to the PIP. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

     For the three months ended October 31, 1997 and 1996, approximately 57% and 64%, respectively, of the vehicles sold by Copart were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to covert contracts from fixed fee to PIP.

     For the three months ended October 31, 1997 and 1996, approximately 2% and 8%, respectively, of the vehicles sold by Copart were processed pursuant to the Purchase Program. The decrease in the percentage of vehicles sold under the Purchase Program is due to the Company's termination of unprofitable contracts during the first and second quarters of fiscal 1997.

    Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP, the percentage of vehicles processed under these programs in future periods may vary. *

COMPOSITION OF REVENUES

    Revenues consist of salvage fees charged vehicle suppliers and vehicle buyers and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed programs where the Company charges for towing, title processing, special preparation, storage and auctioning. Salvage fees also include fees charged vehicle buyers for purchasing vehicles, towing, storage and annual registration. Purchased vehicle revenues are comprised of the price that buyers paid at the Company's auctions for vehicles processed under the Purchase Program.

COMPOSITION OF COSTS AND EXPENSES

    Costs attributable to yard and fleet expenses consist primarily of operating personnel, which includes yard management, clerical and yard employees, rent, contract towing, insurance, fleet maintenance and repair, fuel and other facility operating expenses. Yard and fleet expense also includes the acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

ACQUISITIONS AND NEW OPENINGS

    Copart has experienced significant growth as it acquired 31 salvage vehicle auction facilities and established 10 new facilities since the beginning of fiscal 1995. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired, consisting principally of goodwill, is being amortized over periods not exceeding 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

    As part of the Company's overall expansion strategy of offering integrated nationwide service to vehicle suppliers, the Company anticipates additional openings or acquisitions in new regions, as well as the regions currently served by the Company. * To date in fiscal 1998, Copart has acquired an auction facility in Avon, Minnesota and leased property for new facilities in Raleigh, North Carolina and Orlando, Florida. During fiscal 1997, the Company acquired facilities near Baton Rouge, Louisiana, and Salt Lake City, Utah. In addition, the Company opened new facilities in Woodinville, Washington and Hammond, Indiana to increase capacity in those markets. The Company believes that these acquisitions and openings solidify the Company's nationwide service and expand the Company's coverage of the southeastern states. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill and covenants not to compete. *

                         RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 Compared to Three Months Ended October 31, 1996

REVENUES

    Revenues were approximately $27.5 million during the three months ended October 31, 1997, a decrease of approximately $5.0 million, or 15%, over the three months ended October 31, 1996. The change in revenues is due to a $3.3 million increase in salvage fees offset by an $8.3 million decrease in purchase vehicle revenues, due to terminated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

     Acquired facilities in Salt Lake City, Utah and Baton Rouge, Louisiana contributed $0.9 million of new salvage fee revenues for the three months ended October 31, 1997. Existing yard salvage fee revenues increased by $2.5 million, or 11%, and existing yard purchased vehicle revenues decreased by $8.3 million, or 81% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

    Yard and fleet expenses were approximately $18.0 million during the three months ended October 31, 1997, a decrease of approximately $6.4 million, or 26%, over the comparable period in fiscal 1997. Approximately $0.7 million of yard and fleet expenses were the result of the acquisition of the Baton Rouge and Salt Lake City operations. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Yard and fleet expenses decreased to 66% of revenues during the first quarter of fiscal 1998, as compared to 75% of revenues during the same period of fiscal 1997.

    General and administrative expenses were approximately $2.7 million during the three months ended October 31, 1997, an increase of approximately $0.2 million, or 6%, over the comparable period in fiscal 1997. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses increased to 10% of revenues during the first quarter of fiscal 1998, as compared to 8% of revenues during the first quarter of fiscal 1997.

    Depreciation and amortization expense was approximately $1.9 million during the three months ended October 31, 1997, an increase of approximately $0.2 million, or 9%, over the comparable period in fiscal 1997. This increase was primarily due to the amortization of goodwill and start up costs associated with acquisitions and new openings, plus, the amortization of software development costs.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

    The Company's operating income was $4.8 million during the three months ended October 31, 1997, an increase of approximately $1.0 million or 26% over the comparable period in fiscal 1997. New facilities in Salt Lake City and Baton Rouge produced $.2 million of this increase. Existing facilities produced $.8 million of the increase due to improved PIP percentages, higher salvage values, the reduction of Purchase Program contracts, and overall fee increases.

    Total other income was approximately $0.3 million during the three months ended October 31, 1997, an increase of approximately $0.3 million, over the three months ended October 31, 1996. This increase was due primarily to additional interest income and rental income.

    The effective income tax rate of 39% applicable to the three months ended October 31, 1997 is comparable to the effective income tax rate for the three months ended October 31, 1996 of 40%.

    Due to the foregoing factors, Copart realized net income of approximately $3.1 million for the three months ended October 31, 1997, compared to net income of approximately $2.3 million for the three months ended October 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    Copart has financed its growth principally through cash generated from operations, debt financing, initial and secondary public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

    At October 31, 1997, Copart had working capital of approximately $50.6 million, including cash and cash equivalents of approximately $30.9 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of seller's fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyer's fees.

    The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

    Copart generated cash from operations of approximately $8.2 million and $4.6 million, during the three months ended October 31, 1997 and 1996, respectively.

    Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $2.6 million and $2.3 million for the three months ended October 31, 1997, and 1996, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $4.0 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

    Cash and cash equivalents increased by approximately $3.3 million and $2.4 million for the three months ended October 31, 1997 and 1996, respectively. The Company's liquidity and capital resources have not been materially affected by inflation; however, they are subject to seasonal fluctuations.

    The Company believes that its currently available cash, cash generated from operations and borrowing availability under its bank credit facilities and equipment leasing lines will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for the next 12 months. However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, or if new financing is required, that it will be available on reasonable terms if at all.


MANAGEMENT CHANGE

    Wayne R. Hilty was promoted to Vice President of Finance effective November 7, 1997. Mr. Hilty has been the Company's Vice President and Controller since January 1997, and previously was an independent consultant to the Company.


FACTORS AFFECTING FUTURE RESULTS

    Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the first quarter of both fiscal 1998 and 1997, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 16% of Copart's revenues. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases. There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

    The Company's operating results have fluctuated in the past and may fluctuate significantly in the future depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, the availability of vehicles and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

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

    The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities that are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation that are not currently reserved for. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. The soil contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consquence of hazardous material contamination, which could have a material adverse effect on the Company.

    The salvage vehicle auction industry is highly fragmented in many markets. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAA"). Over the last three years, IAA acquired and opened a number of salvage vehicle auction facilities. IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers.

                             PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS.

         11.1 Computation of Net Income per Share
         27.1 Financial Data Schedule

    (b)  REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed during the quarter ended October 31, 1997.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COPART, INC.

                                  ------------------------------------------
                                  Willis J. Johnson, Chief Executive Officer and acting Chief Financial Officer
                                  (duly authorized officer and principal
                                  financial and accounting officer)
                                  Date: December 8, 1997