Form 10-Q
period 1998-01-31
COPART INC
filed 1998-03-16
CIK 900075

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998


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

 Number of shares of Common Stock outstanding as of March 9, 1998: 13,233,694

                           COPART, INC. AND SUBSIDIARIES

                           INDEX TO THE QUARTERLY REPORT

                                  JANUARY 31, 1998

          DESCRIPTION                                            PAGE
          -----------                                            ----
     PART I - Financial Information

          ITEM 1 - FINANCIAL STATEMENTS
               Consolidated Balance Sheets                         3
               Consolidated Statements of Income                   4
               Consolidated Statements of Cash Flows               5
               Notes to Consolidated Financial Statements          6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
               Vehicle Processing Programs                         8
               Composition of Revenues                             8
               Composition of Costs and Expenses                   9
               Acquisitions and New Openings                       9
               Results of Operations                               9
               Liquidity and Capital Resources                    11
               Management Change                                  12
               Factors Affecting Future Results                   12

     PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    SHAREHOLDERS                                  15


          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K               16
               Signatures                                         17
               Exhibit 27.0 Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    January 31,        July 31,
                                                                       1998               1997
                                                                  --------------     --------------
                                                                    (Unaudited)
                                  ASSETS

 Current assets:
     Cash and cash equivalents                                     $  27,748,000      $  27,684,500
     Accounts receivable, net                                         35,551,400         31,337,100
     Vehicle pooling costs                                             9,779,600          8,822,500
     Inventory                                                            93,000            278,700
     Deferred income taxes                                               343,700            343,700
     Prepaid expenses and other assets                                 3,344,600          2,825,200
                                                                   -------------      -------------
         Total current assets                                         76,860,300         71,291,700
 Property and equipment, net                                          33,370,800         30,651,300
 Intangibles and other assets, net                                    72,530,400         73,396,500
                                                                   -------------      -------------
         Total assets                                              $ 182,761,500      $ 175,339,500
                                                                   -------------      -------------
                                                                   -------------      -------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Current portion of long-term debt                             $     473,100      $   1,938,800
     Accounts payable and accrued liabilities                         12,467,500         11,757,300
     Deferred revenue                                                  5,529,400          5,566,300
     Income taxes payable                                              1,067,700             83,200
     Other current liabilities                                         2,744,000          3,016,100
                                                                   -------------      -------------
         Total current liabilities                                    22,281,700         22,361,700
 Deferred income taxes                                                   975,200            975,200
 Long-term debt, less current portion                                  7,891,300          7,814,200
 Other liabilities                                                     1,524,900          1,374,000
                                                                   -------------      -------------
         Total liabilities                                            32,673,100         32,525,100
                                                                   -------------      -------------

 Shareholders' equity:
     Common stock, no par value - 30,000,000 shares authorized;
      13,214,814  and 13,071,111 shares issued and outstanding at
      January 31, 1998 and July 31, 1997, respectively               111,731,500        111,050,600
     Retained earnings                                                38,356,900         31,763,800
                                                                   -------------      -------------
         Total shareholders' equity                                  150,088,400        142,814,400
                                                                   -------------      -------------
 Commitments and contingencies
     Total liabilities and shareholders' equity                    $ 182,761,500      $ 175,339,500
                                                                   -------------      -------------
                                                                   -------------      -------------


             See accompanying notes to consolidated financial statements.

                                COPART, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                         Three months ended January 31,   Six months ended January 31,
                                         ------------------------------ -----------------------------
                                               1998           1997           1998           1997
                                          -------------  -------------  ------------- -------------
 Revenues:
     Salvage fees                         $  25,038,800  $  22,681,400  $  50,622,200 $  44,939,700
     Purchased vehicle revenue                1,134,900      7,683,100      3,042,300    17,941,900
                                          -------------  -------------  ------------- -------------
          Total revenues                     26,173,700     30,364,500     53,664,500    62,881,600
                                          -------------  -------------  ------------- -------------

 Operating costs and expenses:
     Yard and fleet                          16,175,600     20,906,900     34,213,100    45,258,600
     General and administrative               2,687,100      2,708,600      5,395,400     5,266,800
     Depreciation and amortization            1,928,800      1,793,700      3,859,300     3,565,400
                                          -------------  -------------  ------------- -------------
          Total operating expenses           20,791,500     25,409,200     43,467,800    54,090,800
                                          -------------  -------------  ------------- -------------
          Operating income                    5,382,200      4,955,300     10,196,700     8,790,800
                                          -------------  -------------  ------------- -------------
 Other income:
     Interest income, net                       249,300         35,100        445,600        45,300
     Other income                                29,200         50,700        166,200        77,800
                                          -------------  -------------  ------------- -------------
          Total other income                    278,500         85,800        611,800       123,100
                                          -------------  -------------  ------------- -------------
          Income before income taxes          5,660,700      5,041,100     10,808,500     8,913,900

 Income taxes                                 2,207,700      2,029,500      4,215,400     3,565,500
                                          -------------  -------------  ------------- -------------
          Net income                       $  3,453,000   $  3,011,600   $  6,593,100  $  5,348,400
                                          -------------  -------------  ------------- -------------
                                          -------------  -------------  ------------- -------------

 Basic net income per share                      $  .26         $  .23         $  .50        $  .42
                                          -------------  -------------  ------------- -------------
                                          -------------  -------------  ------------- -------------
 Weighted average shares
     outstanding                             13,153,300     12,825,200     13,121,000    12,736,400
                                          -------------  -------------  ------------- -------------
                                          -------------  -------------  ------------- -------------
 Diluted net income per share                    $  .26         $  .23         $  .49        $  .41
                                          -------------  -------------  ------------- -------------
                                          -------------  -------------  ------------- -------------
 Weighted average shares and dilutive
     potential common shares outstanding     13,456,000     13,260,100     13,427,200    13,201,300
                                          -------------  -------------  ------------- -------------
                                          -------------  -------------  ------------- -------------


             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six months ended January 31,
                                                                   ---------------------------------
                                                                         1998               1997
                                                                   -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  6,593,100        $  5,348,400
     Adjustments to reconcile net income
      to net cash provided by operating activities:
          Depreciation and amortization                                3,859,300           3,565,400
          Deferred rent                                                  150,900             289,300
          Loss (gain) on sale of assets                                   15,900             (37,500)
          Changes in operating assets and liabilities:
               Accounts receivable                                    (4,214,300)         (7,566,300)
               Vehicle pooling costs                                    (957,100)         (1,541,400)
               Inventory                                                 185,700            (139,900)
               Prepaid expenses and other current assets                (692,600)           (370,900)
               Accounts payable and accrued liabilities                  438,100           1,090,100
               Deferred revenue                                          (36,900)            878,900
               Income taxes                                              984,500             699,000
                                                                     -----------         -----------
                Net cash provided by operating activities              6,326,600           2,215,100
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (4,932,300)         (4,568,300)
     Proceeds from sale of property and equipment                        116,400           1,067,400
     Other liabilities                                                         -              (1,400)
     Purchase of net current assets in connection with acquisitions            -            (287,900)
     Purchase of property and equipment in connection
       with acquisitions                                                 (90,500)           (466,600)
     Purchase of intangible assets in connection
       with acquisition                                                 (541,600)           (686,000)
                                                                     -----------         -----------
                Net cash used in investing activities                 (5,448,000)         (4,942,800)
                                                                     -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of stock options and warrants            523,900           2,254,900
     Proceeds from issuance of
       Employee Stock Purchase Plan shares                               157,000             156,900
     Principal payments on notes payable                              (1,496,000)           (370,800)
                                                                     -----------         -----------
                Net cash (used in) provided by financing activities     (815,100)          2,041,000
                                                                     -----------         -----------

Net increase (decrease) in cash and cash equivalents                      63,500            (686,700)

Cash and cash equivalents at beginning of period                      27,684,500          13,026,200
                                                                     -----------         -----------
Cash and cash equivalents at end of period                          $ 27,748,000        $ 12,339,500
                                                                     -----------         -----------
                                                                     -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                   $   348,700         $   430,800
                                                                     -----------         -----------
                                                                     -----------         -----------
     Income taxes paid                                               $ 3,238,900         $ 2,874,600
                                                                     -----------         -----------
                                                                     -----------         -----------

             See accompanying notes to consolidated financial statements.

                           COPART, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JANUARY 31, 1998
                                    (UNAUDITED)

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

     Gross proceeds generated from auctioned salvage vehicles were approximately $117,535,900 and $123,585,500 for the three months ended January 31, 1998 and 1997, and $247,095,200 and $254,272,700 for the six months ended January 31, 1998 and 1997, respectively.

     The Company auctioned approximately 91,800 and 99,000 vehicles during the three months ended January 31, 1998 and 1997, and 186,900 and 198,100 vehicles during the six months ended January 31, 1998 and 1997, respectively.


NOTE 2 - New Acquisition and Openings:

     On September 17, 1997, the Company purchased certain assets of a salvage vehicle auction facility located in Avon, Minnesota. During November 1997, the Company executed leases to open new facilities in Raleigh, North Carolina and Orlando, Florida. The Raleigh facility opened for business in December of 1997. The Orlando facility is scheduled to open March 1, 1998.

NOTE 3 - Net Income Per Share:

     For the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as options and warrants, "diluted" EPS. Prior period results have been restated to conform to the new standard. Basic EPS did not differ materially from diluted EPS as presented in the accompanying consolidated financial statements. The following table reflects the earnings per share calculations for the three months and six months ended January 31, 1998 and 1997 respectively.


                                        Three months ending January 31,    Six months ended January 31,
                                        --------------------------------   ----------------------------
                                                1998          1997            1998            1997
                                           -------------   ------------    -----------    -------------
BASIC NET INCOME PER SHARE

 Weighted average common shares
     issued and outstanding                  13,153,300      12,825,200      13,121,000      12,736,400
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------
Net income                                 $  3,453,000    $  3,011,600    $  6,593,100   $   5,348,400
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------
Basic net income per share                       $  .26          $  .23          $  .50          $  .42
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------

DILUTED NET INCOME PER SHARE

Weighted average common shares
     issued and outstanding                  13,153,300      12,825,200      13,121,000      12,736,400
Common stock equivalents:
     Warrants and stock options                 302,700         434,900         306,200         464,900
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------
Weighted average common and dilutive
      potential common shares outstanding    13,456,000      13,260,100      13,427,200      13,201,300
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------

Net income                                 $  3,453,000    $  3,011,600    $  6,593,100   $   5,348,400
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------

Diluted net income per share                     $  .26          $  .23          $  .49          $  .41
                                           ------------    ------------    ------------   -------------
                                           ------------    ------------    ------------   -------------

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

      For the three months ended January 31, 1998 and 1997, approximately 45% and 31%, respectively, and for the six months ended January 31, 1998 and 1997, approximately 43% and 29%, respectively, of the vehicles sold by Copart were processed under the PIP. The increase in the percentage of vehicles sold under the PIP resulted from the conversion of vehicle suppliers from purchase and fixed fee programs to the PIP. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

      For the three months ended January 31, 1998 and 1997, approximately 54% and 62%, respectively, and for the six months ended January 31, 1998 and 1997, approximately 56% and 63%, respectively, of the vehicles sold by Copart were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to covert contracts from fixed fee to PIP.

      For the three months ended January 31, 1998 and 1997, approximately 1% and 7%, respectively, and for the six months ended January 31, 1998 and 1997, approximately 1% and 8%, respectively, of the vehicles sold by Copart were processed pursuant to the Purchase Program. The decrease in the percentage of vehicles sold under the Purchase Program is due to the Company's termination of unprofitable contracts during the first and second quarters of fiscal 1997.

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

     As part of the Company's overall expansion strategy of offering integrated nationwide service to vehicle suppliers, the Company anticipates additional openings or acquisitions in new regions, as well as the regions currently served by the Company. * To date in fiscal 1998, Copart has acquired an auction facility in Avon, Minnesota and opened new facilities in Raleigh, North Carolina and Orlando, Florida. During fiscal 1997, the Company acquired facilities near Baton Rouge, Louisiana, and Salt Lake City, Utah. In addition, the Company opened new facilities in Woodinville, Washington and Hammond, Indiana to increase capacity in those markets. The Company believes that these acquisitions and openings solidify the Company's nationwide service and expand the Company's coverage of the southeastern states. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill and covenants not to compete. *

                           RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

REVENUES

     Revenues were approximately $26.2 million during the three months ended January 31, 1998, a decrease of approximately $4.2 million, or 14%, over the three months ended January 31, 1997. The change in revenues is due to a $2.4 million increase in salvage fees offset by a $6.5 million decrease in purchase vehicle revenues, due to terminated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

      Acquired facilities in Salt Lake City and Baton Rouge, contributed $0.9 million of new salvage fee revenues for the three months ended January 31, 1998. Existing yard salvage fee revenues increased by $1.4 million, or 6%, and existing yard purchased vehicle revenues decreased by $6.7 million, or 87% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $16.2 million during the three months ended January 31, 1998, a decrease of approximately $4.7 million, or 23%, over the comparable period in fiscal 1997. Approximately $0.6 million of yard and fleet expenses were the result of the acquisition of Salt Lake City and Baton Rouge, facilities. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Under the Purchase Program, the Company records the cost of Purchase Program vehicles in yard and fleet expenses. Yard and fleet expenses decreased to 62% of revenues during the first quarter of fiscal 1998, as compared to 69% of revenues during the same period of fiscal 1997.

     General and administrative expenses were approximately $2.7 million during the three months ended January 31, 1998, which was unchanged from the same period in 1997. General and administrative expenses remained comparable at 10% of revenues during the second quarter of fiscal 1998 compared to 9% during the same period of fiscal 1997.

     Depreciation and amortization expense was approximately $1.9 million during the three months ended January 31, 1998 which was comparable to the $1.8 million for the same period in 1997.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $5.4 million during the three months ended January 31, 1998, an increase of approximately $0.4 million or 9% over the comparable period in fiscal 1997. New facilities in Salt Lake City and Baton Rouge, produced $.3 million of this increase. Existing facilities produced $0.1 million of the increase due to improved PIP percentages, higher salvage values, and the reduction of Purchase Program contracts.

     The effective income tax rate of 39% applicable to the three months ended January 31, 1998 is comparable to the effective income tax rate for the three months ended January 31, 1997 of 40%.

     Due to the foregoing factors, Copart realized net income of approximately $3.5 million for the three months ended January 31, 1998, compared to net income of approximately $3.0 million for the three months ended January 31, 1997.

Six Months Ended January 31, 1998 Compared to Six Months Ended January 31, 1997

REVENUES

     Revenues were approximately $53.7 million during the six months ended January 31, 1998, a decrease of approximately $9.2 million, or 15%, over the six months ended January 31, 1997 based on 186,900 vehicles processed. The change in revenues is due to a $5.7 million increase in salvage fees offset by a $14.9 million decrease in purchase vehicle revenues, due to terminated or renegotiated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

      Acquired facilities in Salt Lake City and Baton Rouge contributed $1.7 million of new salvage fee revenues for the six months ended January 31, 1998. Existing yard salvage fee revenues increased by approximately $4.0 million, or 9% and existing yard vehicle revenues decreased by $15.0 million, or 84% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $34.2 million during the six months ended January 31, 1998, a decrease of approximately $11.0 million, or 24%, over the comparable period in fiscal 1997. Approximately $1.3 million of the yard and fleet expenses were the result of the acquisitions of Salt Lake City, and Baton Rouge. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Under the Purchase Program, the Company records the cost of Purchase Program vehicles in yard and fleet expenses. Yard and fleet expenses decreased to 64% of revenues during the first six months of fiscal 1998, as compared to 72% of revenues during the same period of fiscal 1997.

     General and administrative expenses increased to 10% of revenues during the six months ended January 31, 1998, as compared to 8% of revenues during the six months ended January 31, 1997 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $3.9 million during the six months ended January 31, 1998, an increase of approximately $0.3 million, or 8%, over the six months ended January 31, 1997. The increase was due primarily to the amortization of start up costs associated with new openings and capital expenditures associated with improvements at the Company's facilities.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $10.2 million during the six months ended January 31, 1998, an increase of approximately $1.4 million or 16% over the comparable period in fiscal 1997. New facilities in Salt Lake City and Baton Rouge produced $0.6 million of this increase. Existing facilities produced $0.8 million of the increase due to improved PIP percentages, higher salvage values, and the reduction of Purchase Program contracts.

     The effective income tax rate of 39% applicable to the six months ended January 31, 1998 is comparable to the effective income tax rate for the six months ended January 31, 1997 of 40%.

     Due to the foregoing factors, Copart realized net income of approximately $6.6 million for the six months ended January 31, 1998, compared to net income of approximately $5.3 million for the six months ended January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt financing, initial and secondary public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

     At January 31, 1998, Copart had working capital of approximately $54.6 million, including cash and cash equivalents of approximately $27.7 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of seller's fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyer's fees.

     The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

     Copart generated cash from operations of approximately $6.3 million and $2.2 million, during the six months ended January 31, 1998 and 1997, respectively.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $4.9 million and $4.6 million for the six months ended January 31, 1998, and 1997, respectively. Copart's capital expenditures have related primarily to opening and improving facilities, acquiring yard equipment and software development. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $3.3 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

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

MANAGEMENT CHANGE

     Wayne R. Hilty was promoted to Senior Vice President and Chief Financial Officer effective January 12, 1998. Mr. Hilty has been the Company's Vice President and Controller since January 1997, and previously was an independent consultant to the Company.

FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the second quarter of both fiscal 1998 and 1997, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 16% of Copart's revenues. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases. There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

                      PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on December 9, 1997 (the "Meeting").

     (b)  The following directors were elected at the Meeting:

               Willis J. Johnson
               Marvin L. Schmidt
               A. Jayson Adair
               James Grosfeld
               James E. Meeks
               Jonathan Vannini
               Harold Blumenstein

     (c)  The results of the vote on the matters voted upon at the meeting are:

               (i)   ELECTION OF DIRECTORS       FOR        WITHHELD
                     ---------------------       ---        --------
                     Willis J. Johnson        12,376,992     41,894
                     Marvin L. Schmidt        12,377,992     40,894
                     A. Jayson Adair          12,374,277     44,609
                     James Grosfeld           12,377,792     41,094
                     James E. Meeks           12,377,442     41,444
                     Jonathan Vannini         12,375,852     43,034
                     Harold Blumenstein       12,377,142     41,744

               (ii) Ratification of KPMG Peat Marwick LLP as independent auditors for the Company for fiscal year 1998:

                     FOR             AGAINST     ABSTAINED       NO VOTE
                     -----------------------     -----------------------
                     12,402,389        8,041     8,456               -0-

               (iii) Approval to increase the number of shares reserved for issuance in the 1994 Employee Stock Purchase Plan from 85,000 shares to 170,000 shares:

                     FOR             AGAINST     ABSTAINED       NO VOTE
                     -----------------------     -----------------------
                     11,069,754    1,315,923     15,594         17,615

               The foregoing matters are described in more detail in the Company's definitive proxy statement dated November 7, 1997 relating to the Meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          27.0 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          None

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COPART, INC.


                                   ------------------------------------
                                   Wayne R. Hilty, Senior Vice President and
                                   Chief Financial Officer (duly authorized officer and principal financial and accounting officer)
                                   Date: March 9, 1998