Form 10-Q
period 1998-04-30
COPART INC
filed 1998-06-11
CIK 900075

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1998


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

                         YES   X       NO
                              -----         -----

    Number of shares of Common Stock outstanding as of June 8, 1998: 13,223,414

                            COPART, INC. AND SUBSIDIARIES

                            INDEX TO THE QUARTERLY REPORT

                                    APRIL 30, 1998


          DESCRIPTION                                            PAGE
          -----------                                            ----
     PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS
                 Consolidated Balance Sheets                       3
                 Consolidated Statements of Income                 4
                 Consolidated Statements of Cash Flows             5
                 Notes to Consolidated Financial Statements        6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                 Vehicle Processing Programs                       8
                 Composition of Revenues                           8
                 Composition of Costs and Expenses                 9
                 Acquisitions and New Openings                     9
                 Results of Operations                             9
                 Liquidity and Capital Resources                  11
                 Factors Affecting Future Results                 12

     PART II - OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K               15
                 Signatures                                       16
                 Exhibit 27.0 Financial Data Schedule             17


                            PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            COPART, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                                               April 30,                July 31,
                                                                                 1998                     1997
                                                                          -----------------        -----------------
                                                                              (Unaudited)
                                      ASSETS
 Current assets:
        Cash and cash equivalents                                          $    36,669,000          $    27,684,500
        Accounts receivable, net                                                30,838,300               31,337,100
        Vehicle pooling costs                                                    8,934,900                8,822,500
        Inventory                                                                   69,200                  278,700
        Deferred income taxes                                                      343,700                  343,700
        Prepaid expenses and other assets                                        3,997,600                2,825,200
                                                                          -----------------        -----------------
               Total current assets                                             80,852,700               71,291,700
 Property and equipment, net                                                    35,688,400               30,651,300
 Intangibles and other assets, net                                              72,271,600               73,396,500
                                                                          -----------------        -----------------
               Total assets                                                $   188,812,700          $   175,339,500
                                                                          -----------------        -----------------
                                                                          -----------------        -----------------

                             LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
        Current portion of long-term debt                                  $       524,200          $     1,938,800
        Accounts payable and accrued liabilities                                14,722,800               11,757,300
        Deferred revenue                                                         5,044,600                5,566,300
        Income taxes payable                                                       823,200                   83,200
        Other current liabilities                                                2,758,300                3,016,100
                                                                          -----------------        -----------------
               Total current liabilities                                        23,873,100               22,361,700
 Deferred income taxes                                                             975,200                  975,200
 Long-term debt, less current portion                                            7,935,300                7,814,200
 Other liabilities                                                               1,600,400                1,374,000
                                                                          -----------------        -----------------
               Total liabilities                                                34,384,000               32,525,100
                                                                          -----------------        -----------------

 Shareholders' equity:
        Common stock, no par value - 30,000,000 shares authorized;
           13,223,414 and 13,071,111 shares issued and outstanding at
           April 30, 1998 and July 31, 1997, respectively                      111,769,000              111,050,600
        Retained earnings                                                       42,659,700               31,763,800
                                                                          -----------------        -----------------
               Total shareholders' equity                                      154,428,700              142,814,400
                                                                          -----------------        -----------------
 Commitments and contingencies
               Total liabilities and shareholders' equity                  $   188,812,700          $   175,339,500
                                                                          -----------------        -----------------
                                                                          -----------------        -----------------


             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)


                                                       Three months ended April 30,            Nine months ended April 30,
                                                    ----------------------------------      ----------------------------------

                                                         1998                1997                1998                1997
                                                    --------------      --------------      --------------      --------------
Revenues:
   Salvage fees                                      $ 25,505,500        $ 24,064,000        $ 69,552,200        $ 63,609,200
   Transportation revenue                               3,958,500           3,117,300          10,534,000           8,511,800
   Purchased vehicle revenue                            1,104,700           6,625,500           4,147,100          24,567,400
                                                    --------------      --------------      --------------      --------------
          Total revenues                               30,568,700          33,806,800          84,233,300          96,688,400
                                                    --------------      --------------      --------------      --------------

 Operating costs and expenses:
   Yard and fleet                                      18,718,100          23,976,000          52,931,200          69,234,600
   General and administrative                           3,276,400           2,584,600           8,671,800           7,851,400
   Depreciation and amortization                        1,924,100           1,941,300           5,783,400           5,506,700
                                                    --------------      --------------      --------------      --------------
          Total operating expenses                     23,918,600          28,501,900          67,386,400          82,592,700
                                                    --------------      --------------      --------------      --------------
          Operating income                              6,650,100           5,304,900          16,846,900          14,095,700
                                                    --------------      --------------      --------------      --------------

 Other income:
   Interest income, net                                   279,900              23,000             725,600              68,300
   Other income                                           123,000             169,500             289,200             247,300
                                                    --------------      --------------      --------------      --------------
          Total other income                              402,900             192,500           1,014,800             315,600
                                                    --------------      --------------      --------------      --------------
          Income before income taxes                    7,053,000           5,497,400          17,861,700          14,411,300

 Income taxes                                           2,750,500           2,199,400           6,965,800           5,764,900
                                                    --------------      --------------      --------------      --------------
          Net income                                 $  4,302,500        $  3,298,000        $ 10,895,900        $  8,646,400
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Basic net income per share                          $        .33        $        .25        $        .83        $        .67
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Weighted average shares
    outstanding                                        13,217,700          12,983,200          13,152,500          12,816,900
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Diluted net income per share                        $        .32        $        .25        $        .81        $        .65
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Weighted average shares and dilutive
   potential common shares outstanding                 13,528,800          13,425,700          13,458,200          13,263,800
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------


             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                          Nine months ended April 30,
                                                                      ------------------------------------
                                                                            1998                1997
                                                                      ----------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   10,895,900      $    8,646,400
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                          5,783,200           5,506,700
     Deferred rent                                                            226,400             439,100
     Deferred income taxes                                                          -             291,600
     Loss (gain) on sale of assets                                             35,500            (124,500)
     Employee stock purchase plan compensation                                 23,600              27,600
     Changes in operating assets and liabilities:
          Accounts receivable                                                 498,800          (5,324,200)
          Vehicle pooling costs                                               (28,000)            115,200
          Inventory                                                           209,500             602,100
          Prepaid expenses and other current assets                        (1,400,300)           (655,900)
          Accounts payable and accrued liabilities                          2,707,700           1,672,800
          Deferred revenue                                                   (521,700)            281,900
          Income taxes                                                        740,000           2,600,100
                                                                      ----------------    ----------------
           Net cash provided by operating activities                       19,170,600          14,078,900
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (8,383,100)         (5,271,700)
   Proceeds from sale of property and equipment                               347,400           1,362,600
   Other intangible asset addition                                             (5,200)         (1,930,200)
   Purchase of net current assets in connection with acquisitions            (262,000)           (839,900)
   Purchase of property and equipment in connection
    with acquisitions                                                        (492,900)           (466,600)
   Purchase of intangible assets in connection
    with acquisition                                                         (791,600)         (2,130,700)
                                                                      ----------------    ----------------
           Net cash used in investing activities                           (9,587,400)         (9,276,500)
                                                                      ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options and warrants                   561,400           2,304,800
   Proceeds from issuance of
     Employee Stock Purchase Plan shares                                      133,400             156,900
   Principal payments on notes payable                                     (1,293,500)           (680,300)
                                                                      ----------------    ----------------
           Net cash (used in) provided by financing activities               (598,700)          1,781,400
                                                                      ----------------    ----------------

 Net increase in cash and cash equivalents                                  8,984,500           6,583,800

 Cash and cash equivalents at beginning of period                          27,684,500          13,026,200
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------
 Cash and cash equivalents at end of period                            $   36,669,000      $   19,610,000
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                       $      499,200      $      634,300
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------
   Income taxes paid                                                   $    5,920,581      $    2,874,500
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------

             See accompanying notes to consolidated financial statements.

                            COPART, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    APRIL 30, 1998
                                     (UNAUDITED)

NOTE 1 - General:

     In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended April 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     Gross proceeds generated from auctioned salvage vehicles were approximately $146,943,700 and $148,866,400 for the three months ended April 30, 1998 and 1997, and $394,038,900 and $403,139,200 for the nine months ended April 30, 1998 and 1997, respectively.


NOTE 2 - New Acquisition and Openings:

     On September 17, 1997, the Company purchased certain assets of a 20-acre salvage vehicle auction facility located in Avon, Minnesota. On April 24, 1998 the Company purchased certain assets of a 23-acre salvage vehicle auction facility located in Columbia, South Carolina. During May of 1998 the Company purchased certain assets of a 40-acre salvage vehicle auction facility located in Mobile, Alabama and the Company purchased certain assets of a 39-acre salvage
facility in San Diego, California.   In addition, during the first nine months
of fiscal 1998, the Company opened a new 28-acre salvage vehicle auction facility in Raleigh, North Carolina and a 22-acre facility in Orlando, Florida. During May of 1998 the Company opened a 9-acre salvage vehicle auction facility in Las Vegas, Nevada. With the addition of these locations, the Company has 59 facilities occupying approximately 1,264 acres nationwide.

NOTE 3 - Net Income Per Share:

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" on January 31, 1998. SFAS No. 128 requires the presentation of "basic" earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as options and warrants, "diluted" EPS. Prior period results have been restated to conform to the new standard. Basic EPS did not differ materially from diluted EPS as presented in the accompanying consolidated financial statements. The following table reflects the earnings per share calculations for the three months and nine months ended April 30, 1998 and 1997 respectively.


                                                       Three months ending April 30,           Nine months ended April 30,
                                                    --------------------------------------------------------------------------
                                                         1998                1997                1998                1997
                                                    --------------      --------------      --------------      --------------
 BASIC NET INCOME PER SHARE

 Weighted average shares
   issued and outstanding                              13,217,700          12,983,200          13,152,500          12,816,900
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Net income                                          $  4,302,500        $  3,298,000        $ 10,895,900        $  8,646,400
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Basic net income per share                          $        .33        $        .25        $        .83        $        .67
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 DILUTED NET INCOME PER SHARE


 Weighted average shares
   issued and outstanding                              13,217,700          12,983,200          13,152,500          12,816,900
 Common stock equivalents:
   Warrants and stock options                             311,100             442,500             305,700             446,900
                                                    --------------      --------------      --------------      --------------
 Weighted average shares and dilutive
   potential common shares outstanding                 13,528,800          13,425,700          13,458,200          13,263,800
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------


 Net income                                          $  4,302,500        $  3,298,000        $ 10,895,900        $  8,646,400
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

 Diluted net income per share                        $        .32        $        .25        $        .81        $        .65
                                                    --------------      --------------      --------------      --------------
                                                    --------------      --------------      --------------      --------------

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

     For the three months ended April 30, 1998 and 1997, approximately 48% and 35%, respectively, and for the nine months ended April 30, 1998 and 1997, approximately 45% and 31%, respectively, of the vehicles sold by Copart were processed under the PIP. The increase in the percentage of vehicles sold under the PIP resulted from the conversion of vehicle suppliers from purchase and fixed fee programs to the PIP. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

     For the three months ended April 30, 1998 and 1997, approximately 51% and 60%, respectively, and for the nine months ended April 30, 1998 and 1997, approximately 54% and 62%, respectively, of the vehicles sold by Copart were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to covert contracts from fixed fee to PIP.

     For the three months ended April 30, 1998 and 1997, approximately 1% and 5%, respectively, and for the nine months ended April 30, 1998 and 1997, approximately 1% and 7%, respectively, of the vehicles sold by Copart were processed pursuant to the Purchase Program. The decrease in the percentage of vehicles sold under the Purchase Program is due to the Company's termination of unprofitable contracts.

     Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP, the percentage of vehicles processed under these programs in future periods may vary. *

COMPOSITION OF REVENUES

     Revenues consist of salvage fees charged vehicle suppliers and vehicle buyers, transportation revenue, and purchased vehicle revenue. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed programs where the Company charges for title processing, special preparation, storage and auctioning. Salvage fees also include fees charged vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at the Company's auctions for vehicles processed under the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

     Copart has experienced significant growth as it acquired 34 salvage vehicle auction facilities and established 11 new facilities since the beginning of fiscal 1995. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the net tangible assets acquired, consisting principally of goodwill, is being amortized over periods not exceeding 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

     As part of the Company's overall expansion strategy of offering integrated nationwide service to vehicle suppliers, the Company anticipates additional openings or acquisitions in new regions, as well as the regions currently served by the Company. * To date in fiscal 1998, Copart has acquired auction facilities in Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; and San Diego, California, and opened new facilities in Raleigh, North Carolina; Orlando, Florida; and Las Vegas Nevada. During fiscal 1997, the Company acquired facilities near Baton Rouge, Louisiana, and Salt Lake City, Utah. In addition, the Company opened new facilities in Woodinville, Washington and Hammond, Indiana to increase capacity in those markets. The Company believes that these acquisitions and openings solidify the Company's nationwide service and expand the Company's coverage of the southeastern states. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill and covenants not to compete. *

                                RESULTS OF OPERATIONS


Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

REVENUES

     Revenues were approximately $30.6 million during the three months ended April 30, 1998, a decrease of approximately $3.2 million, or 10%, over the three months ended April 30, 1997. The change in revenues is due primarily to a $1.4 million increase in salvage fees plus an $0.8 million increase in transportation revenue, offset by a $5.5 million decrease in purchase vehicle revenues, due to terminated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

     New facilities in Salt Lake City, Baton Rouge, Avon, Raleigh, and Columbia, contributed $1.4 million of new salvage fees and transportation revenues for the three months ended April 30, 1998. Existing yard salvage fee and transportation revenues increased by $0.9 million, or 3%, and existing yard purchased vehicle revenues decreased by $5.4 million, or 82% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $18.7 million during the three months ended April 30, 1998, a decrease of approximately $5.3 million, or 22%, over the comparable period in fiscal 1997. Approximately $1.0 million of yard and fleet expenses were the result of the addition of Salt Lake City, Baton Rouge, Avon, Raleigh and Columbia facilities. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Under the Purchase Program, the Company records the cost of Purchase Program vehicles in yard and fleet expenses. Yard and fleet expenses decreased to 61% of revenues during the third quarter of fiscal 1998, as compared to 71% of revenues during the same period of fiscal 1997.

     General and administrative expenses were approximately $3.3 million during the three months ended April 30, 1998, an increase of approximately $0.7 million, or 27% over the comparable period in fiscal 1997. General and administrative expenses increased to 11% of revenues during the third quarter of fiscal 1998 compared to 8% during the same period of fiscal 1997 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $1.9 million during the three months ended April 30, 1998 which was comparable to the $1.9 million for the same period in 1997.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $6.6 million during the three months ended April 30, 1998, an increase of approximately $1.3 million or 25% over the comparable period in fiscal 1997. New facilities in Salt Lake City, Baton Rouge, Avon, Raleigh, and Columbia produced $.5 million of this increase. Existing facilities produced $0.8 million of the increase due primarily to improved PIP percentages and the reduction of Purchase Program contracts.

     Total other income was approximately $0.4 million during the three months ended April 30, 1998, an increase of approximately $0.2 million, over the comparable period in fiscal 1997. This increase was due primarily to additional interest income.

     The effective income tax rate of 39% applicable to the three months ended April 30, 1998 is comparable to the effective income tax rate for the three months ended April 30, 1997 of 40%.

     Due to the foregoing factors, Copart realized net income of approximately $4.3 million for the three months ended April 30, 1998, an increase of approximately $1.0 million, or 30% over the comparable period in fiscal 1997.


Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

REVENUES

     Revenues were approximately $84.2 million during the nine months ended April 30, 1998, a decrease of approximately $12.5 million, or 13%, over the nine months ended April 30, 1997. The change in revenues is due primarily to a $5.9 million increase in salvage fees plus a $2.0 million increase in transportation revenue, offset by a $20.4 million decrease in purchase vehicle revenue, due to terminated or renegotiated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

     New facilities in Salt Lake City, Baton Rouge, Avon, Raleigh, and Columbia contributed $3.3 million of new salvage fee revenues for the nine months ended April 30, 1998. Existing yard salvage fee and transportation revenue increased by approximately $4.7 million, or 6% and existing yard purchase vehicle revenues decreased by $20.0 million, or 82% compared to the same period in the prior year.


OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $52.9 million during the nine months ended April 30, 1998, a decrease of approximately $16.3 million, or 24%, over the comparable period in fiscal 1997. Approximately $2.3 million of the yard and fleet expenses were the result of the addition of Salt Lake City, Baton Rouge, Avon, Raleigh, and Columbia. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Under the Purchase Program, the Company records the cost of Purchase Program vehicles in yard and fleet expenses. Yard and fleet expenses decreased to 63% of revenues during the first nine months of fiscal 1998, as compared to 72% of revenues during the same period of fiscal 1997.

     General and administrative expenses increased to 10% of revenues during the nine months ended April 30, 1998, as compared to 8% of revenues during the nine months ended April 30, 1997 primarily as a result of the accounting impact of the Purchase Program.

     Depreciation and amortization expense was approximately $5.8 million during the nine months ended April 30, 1998, an increase of approximately $0.3 million, or 5%, over the nine months ended April 30, 1997. The increase was due primarily to the amortization of start up costs associated with new openings and capital expenditures associated with improvements at the Company's facilities.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $16.8 million during the nine months ended April 30, 1998, an increase of approximately $2.8 million or 20% over the comparable period in fiscal 1997. New facilities in Salt Lake City, Baton Rouge, Avon, Raleigh, and Columbia produced $1.1 million of this increase. Existing facilities produced $1.7 million of the increase due primarily to improved PIP percentages, higher salvage values, and the reduction of Purchase Program contracts.

     Total other income was approximately $1.0 million during the nine months ended April 30, 1998, an increase of approximately $0.7 million, over the comparable period in fiscal 1997. This increase was due primarily to additional interest income.

     The effective income tax rate of 39% applicable to the nine months ended April 30, 1998 is comparable to the effective income tax rate for the nine months ended April 30, 1997 of 40%.

     Due to the foregoing factors, Copart realized net income of approximately $10.9 million for the nine months ended April 30, 1998, an increase of approximately $2.2 million, over the comparable period in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

     At April 30, 1998, Copart had working capital of approximately $57.0 million, including cash and cash equivalents of approximately $36.7 million.
The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of seller's fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyer's fees.

     The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

     Copart generated cash from operations of approximately $19.2 million and $14.1 million, during the nine months ended April 30, 1998 and 1997, respectively.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $8.4 million and $5.3 million for the nine months ended April 30, 1998, and 1997, respectively. Copart's capital expenditures have related primarily to opening and improving facilities, acquiring yard equipment and software development. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $2.4 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

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


FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the third quarter of both fiscal 1998 and 1997, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 16% of Copart's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases. There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially own approximately 41% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholders.

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

                             PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------

          27.0   Financial Data Schedule

     (b)  Reports on Form 8-K.
          -------------------

          None

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COPART, INC.


                              /s/ Wayne R. Hilty
                              ----------------------------------------------
                              Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)
                              Date: June 8, 1998