Form 10-K405
period 1998-07-31
COPART INC
filed 1998-10-14
CIK 900075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: July 31, 1998

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                         Commission File Number 0-23255

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock
                                (TITLE OF CLASS)
                              -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of October 9, 1998 was $172,557,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

         At October 9, 1998 registrant had outstanding 13,303,160 shares of Common Stock.

                             ----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 8, 1998 (the "Proxy Statement").

                                TABLE OF CONTENTS

PART I                                                                                     PAGE
                                                                                           ----
         ITEM 1 - Business
                     General                                                                  3
                     The Salvage Vehicle Auction Industry                                     3
                     Industry Participants                                                    3
                     The Insurance Adjustment and Vehicle Auction Process                     4
                     Operating Strategy                                                       5
                     Growth Strategy                                                          8
                     Supply Arrangements and Supplier Marketing                              10
                     Buyers                                                                  10
                     Competition                                                             11
                     Environmental Matters                                                   11
                     Governmental Regulations                                                13
                     Management Information System                                           14
                     Employees                                                               14
                     Factors Affecting Future Results                                        14
                     Executive Officers of the Registrant                                    16

         ITEM 2 - Properties                                                                 17
         ITEM 3 - Legal Proceedings                                                          18
         ITEM 4 - Submission of Matters to a Vote of Security Holders                        18

PART II

         ITEM 5 - Market Registrant's Common Equity and Related
                  Stockholder Matters                                                        19
         ITEM 6 - Selected Financial Data                                                    20
         ITEM 7 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        21
         ITEM 7A - Quantitative and Qualitative Disclosures About
                   Market Risk                                                               26
         ITEM 8 - Financial Statements and Supplementary Data                                27
         ITEM 9 - Changes in and Disagreements with Accountants on
                  Accounting And Financial Disclosure                                        27

PART III

         ITEM 10 - Directors and Executive Officers of the Registrant                        27
         ITEM 11 - Executive Compensation                                                    27
         ITEM 12 - Security Ownership of Certain Beneficial Owners
                   and Management                                                            27
         ITEM 13 - Certain Relationships and Related Transactions                            27

PART IV

         ITEM 14 - Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                               28

                                     PART I

ITEM 1.  BUSINESS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW OR INCORPORATED BY REFERENCE INTO THIS REPORT. THE COMPANY HAS ATTEMPTED TO IDENTIFY FORWARD-LOOKING STATEMENTS BY PLACING AN ASTERISK IMMEDIATELY FOLLOWING THE SENTENCE OR PHRASE THAT CONTAINS THE FORWARD-LOOKING STATEMENT.

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

         During fiscal year ending July 31, 1998, Copart has acquired six additional salvage vehicle auction facilities and opened three new facilities. Acquisitions include facilities in Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan. New salvage vehicle auction sites have been opened in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. In addition, Copart has expanded its operations at six existing facilities with the acquisition of over 30 acres of adjacent land.

         Copart was organized as a California corporation in 1982. The Company's principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and its telephone number at that address is (707) 748-5000.

THE SALVAGE VEHICLE AUCTION INDUSTRY

         Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles to the salvage vehicle auction industry historically has been insurance companies. Of the total number of vehicles processed by the Company in fiscal 1998, approximately 89% were obtained from insurance company suppliers. While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities continue to exist either to open or acquire facilities. *

INDUSTRY PARTICIPANTS

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

-------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

VEHICLE SUPPLIERS. The primary suppliers of salvage vehicles are insurance companies. Additional suppliers include automobile dealers, automobile rental companies, financial institutions and vehicle leasing companies.

VEHICLE BUYERS. Vehicle dismantlers, rebuilders, repair licensees and used car dealers are the primary buyers of salvage vehicles. Vehicle dismantlers, which the Company believes are the largest group of salvage vehicle buyers, either dismantle a vehicle and sell parts individually or sell the entire vehicle to rebuilders, used automobile dealers or the public. Vehicle rebuilders and vehicle repair licensees repair salvage vehicles for sale to used car dealers and noncommercial buyers. Used automobile dealers will generally purchase directly from a salvage vehicle auction facility, recovered stolen or slightly damaged vehicles.

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

         After being received and evaluated at the salvage vehicle auction facility, the vehicle remains in storage and cannot be sold at an auction until ownership documents are transferred from the insured vehicle owner and title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency (or "DMV"). If a vehicle is a total loss (as determined by the insurance company), it can be sold in most states upon settlement with and receipt of title documents from the insured. Total loss vehicles may be sold in most states only after obtaining a salvage certificate from the DMV; however, in some states only a bill of sale from the insured is required. Upon receipt of the appropriate documentation from the state DMV or the insured, which is generally received within 45 to 60 days of vehicle pick-up, the salvage vehicle auction company auctions the vehicle. Vehicles are sold primarily through live auctions, which are typically held weekly or biweekly at each facility, and occasionally by sealed bid auctions.

         At the Company's facilities, the vehicles to be auctioned are moved from storage areas to a sales area for the convenience of the buyers. At the Company and many other facilities, the auctioneer works from a bus that proceeds through the sales area from vehicle to vehicle. Certain vehicles that are driveable are driven through an auction display area. Minimum bids are occasionally set by vehicle suppliers on high-value and specialty cars, and often facilities have standing guaranteed bids of between $25 to $50 per vehicle from local dismantlers for "junk" vehicles.

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

PERCENTAGE FEE CONSIGNMENT. Copart introduced its Percentage Incentive Program, (the "PIP",) as an innovative processing program to better serve the needs of certain vehicle suppliers. Under the PIP, Copart agrees to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for predetermined percentages of vehicle sales prices. Because Copart's revenues under the PIP are directly linked to the vehicle's auction price, Copart has an incentive to actively merchandise the vehicles in order to maximize the net return on salvage vehicles. Under the PIP, Copart provides the vehicle supplier, at Copart's expense, with transport of the vehicle to the nearest Company facility, storage at its facilities for


-----------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

up to 90 days, and DMV processing. In addition, Copart provides merchandising services such as covering/taping openings to protect vehicle interiors from weather, adding tires if needed, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. The Company believes its merchandising increases the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and the Company. In fiscal 1998, approximately 46% of all salvage vehicles processed by Copart were processed under the PIP.

FIXED FEE CONSIGNMENT. Under the fixed fee consignment program, the Company sells vehicles for a fixed consignment fee, generally $50 to $150 per vehicle. In addition to the consignment fees, the Company usually charges for, or includes in its fee to the vehicle supplier, the cost of transporting the vehicle to the Company's facility, storage of the vehicle, and other incidental costs. Approximately 53% of all salvage vehicles processed by Copart in fiscal 1998 were processed under the fixed fee consignment program.

PURCHASE CONTRACT. Under a purchase contract arrangement, the Company agrees to buy salvage vehicles of a vehicle supplier in a specific market. The vehicles generally are purchased for a pre-determined percentage of the vehicle's ACV and then resold by the Company for its own account. Under a purchase contract, the Company usually provides vehicle suppliers with free towing to its premises and storage at its facilities for up to 90 days. Approximately 1% of all salvage vehicles processed by the Company during fiscal 1998 were processed under purchase contracts.

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

COPART ACCESS. In August of 1998, the Company introduced Copart Access - an Internet based service for vehicle suppliers. On the Access web pages at Copart.com, suppliers can enter assignments, check auction calendars, view photos and details of their vehicles in storage, view and reprint invoices and body-shop receipts, run a Pro Quote salvage estimate and see graphs of the historic performance of their vehicles at Copart auctions.

MONTHLY REPORTING. Upon request, the Company provides vehicle suppliers with monthly reports that summarize all of their salvage vehicles processed by the Company. These reports are able to track the vehicle suppliers' gross and net return on each vehicle, service charges, and other data that enable the vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process. In addition, when the suppliers receive payment, they also receive a detailed closing invoice, noting any advance charges paid by the Company on their behalf. Copart's vehicle suppliers can obtain all of their payment and invoice information on-line through Salvage Lynk.

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

VEHICLE INSPECTION STATION. The Company offers certain of its major insurance company suppliers office and yard space to house a Vehicle Inspection Station ("VIS") on-site at its auction facilities. At July 31, 1998, there were 29 VIS's at 23 of the Company's facilities. An on-site VIS provides an insurance company a central location to inspect potential total loss vehicles and reduces storage charges that otherwise may be incurred at the initial storage and repair facility. The Company believes that providing an on-site VIS enables the Company to improve the level of service it provides to such insurance companies.

VEHICLE PREPARATION AND MERCHANDISING. The Company has developed merchandising techniques designed to increase the volume and sale price of salvage vehicles. Under the PIP, Copart provides vehicle weather protection, including shrink-wrapping vehicles to protect them from inclement weather, cleaning and drive-through sales of driveable vehicles, which the Company believes enhance salvage vehicle presentation and increase vehicle sales prices. Direct mailings are also made to select vehicle buyers, identified through the Company's database of buyers, to alert them to the availability of salvage vehicles in which they might be interested.

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

BUYER NETWORK. The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale business. Copart's database of buyers also includes vehicle preference and purchasing history by buyer. This data enables a local facility manager to notify key prospective buyers throughout the region or country of the sale of salvage vehicles that may match their preferences. Sales notices listing the salvage vehicles to be auctioned on a particular day and location are made available at each auction and on the internet. Each notice details for each vehicle, among other things, the year and make of the vehicle, the description of the damage, the status of title and the order of the vehicle in the auction.

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

MULTIPLE LOCATIONS. The Company had a total of 60 facilities in 31 states at July 31, 1998. The Company's multiple locations provide vehicle suppliers certain advantages, including (i) a reduction in administrative time and effort, (ii) a reduction in overall towing costs, (iii) the ability for adjusters to make inspections of vehicles in their area, as opposed to traveling long distances, (iv) the convenience to the insurance company's customers of inspecting their vehicles and retrieving any personal belongings left in the vehicle and (v) access to buyers in a broad geographic area.

GROWTH STRATEGY

         The Company's growth strategy is to (i) open or acquire new facilities, (ii) increase salvage vehicle volume from new and existing suppliers, (iii) increase revenues and profitability at its existing facilities, and (iv) pursue regional and national supply agreements with vehicle suppliers.* While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities exist to either open or acquire new facilities.*

EXISTING MARKETS. The Company attempts to increase vehicle volume from existing and new suppliers by promoting its ability to increase a supplier's net returns and to provide a broad selection of services to suppliers. The Company also believes that a portion of its sales growth in existing markets has been attributable to recommendations from branch offices of insurance company suppliers to other branch offices of the same insurance company. Because a number of the Company's current insurance company suppliers are large national companies with branch offices throughout the country, the Company believes that such referrals provide the potential for future growth in sales in existing, as well as new, geographic markets.*

NEW FACILITIES. Since its formation in 1982, Copart has expanded, primarily through acquisitions, from a single facility in Vallejo, California, to an integrated network of 60 facilities located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa and Michigan.

         The Company's strategy is to offer integrated service to vehicle suppliers on a regional or national basis by acquiring or opening salvage facilities in new markets as well as in regions currently served by the Company. The Company believes that by either opening or acquiring new operations in such markets, it can capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of the Company's operating procedures.* During fiscal 1996, the Company acquired two facilities in or near Jackson, Mississippi and El Paso, Texas, and opened five new facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Van Nuys, California; Indianapolis, Indiana and Phoenix, Arizona. During fiscal 1997, the Company acquired two facilities in or near Baton Rouge, Louisiana and Salt Lake City, Utah and opened two new facilities in or near Hammond, Indiana and Woodinville, Washington. During fiscal 1998, the Company acquired six facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened three new facilities in or near Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. Copart has expanded its operations at six existing facilities with the acquisition of over 30 acres of adjacent land. In addition, the Company believes that the establishment of a national presence both enhances the ability of a salvage vehicle auction company to enter into state, regional or national supply agreements with vehicle suppliers and to develop name recognition with vehicle suppliers and buyers.* The Company, in the normal course of its business, maintains an active dialogue with acquisition candidates of various sizes.

         The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs and (iii) initiating the Company's value-enhancing merchandising procedures. * In addition, the Company attempts to effect cost efficiencies at each of its


------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

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

         The following chart sets forth facilities acquired or opened by Copart since the beginning of fiscal 1996, through July 31, 1998.

                                          ACQUISITION/
LOCATION                                  OPENING DATE          GEOGRAPHIC SERVICE AREA
--------                                  ------------          -----------------------

Detroit, Michigan                           July 1998             Michigan, Northern Ohio
Des Moines, Iowa                            June 1998             Iowa, Eastern Nebraska
San Diego, California                       May 1998              San Diego, California
Mobile, Alabama                             May 1998              Alabama, Southeast Mississippi, Florida
                                                                  Panhandle
Las Vegas, Nevada                           May 1998              Southern Nevada, Northwest Arizona
Columbia, South Carolina                    April 1998            South Carolina, Eastern Georgia
Orlando, Florida                            June 1998             Central Florida
Raleigh, North Carolina                     March 1998            Eastern North Carolina,Virginia
Avon, Minnesota                             November 1998         Northern Minnesota, Eastern North and South
                                                                  Dakota
Salt Lake City, Utah                        March 1997            Utah, Western Colorado
Baton Rouge, Louisiana                      January 1997          Southern Louisiana, Western Mississippi
Hammond, Indiana                            October 1996          Chicago, Southern Illinois, Indiana
Woodinville, Washington                     September 1996        Washington
Phoenix, Arizona                            February 1996         Arizona
El Paso, Texas                              December 1995         Southwest Texas, Southern New Mexico
Van Nuys, California                        November 1995         Greater Los Angeles area
Jacksonville, Florida                       November 1995         Northeast Florida
Indianapolis, Indiana                       September 1995        Indiana
Jackson, Mississippi                        August 1995           Mississippi, Western Louisiana
Charlotte, North Carolina                   August 1995           North Carolina

SUPPLY ARRANGEMENTS AND SUPPLIER MARKETING

         The Company currently obtains salvage vehicles from thousands of vehicle suppliers, including local and regional offices of such suppliers. In fiscal 1998, vehicles supplied by its single largest supplier accounted for approximately 16% of the Company's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that generally are subject to cancellation by either party upon 30 to 90 days' notice.

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

         The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale businesses. The Company believes that it has established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services. In order to gain admission to a Company auction and become a registered buyer, prospective buyers must pay an initial registration fee and an annual fee, have a vehicle dismantler's, dealer's or repair license, have an active resale license, and provide requested personal and business information. Registration entitles a buyer to transact business at any Company auction subject to local licensing and permitting. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. The Company markets to buyers through customer incentive programs, sales notices, telemarketing and participation in trade show events. In addition, Copart has initiated programs specifically designed to address the needs of its wholesale and high volume buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than 1% of the Company's net revenues in fiscal 1998.

COMPETITION

         The salvage vehicle auction industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAA"). Over the last several years, IAA acquired and opened a number of salvage vehicle auction facilities. IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers. * Vehicle suppliers may enter into state, regional or national supply agreements with competitors of the Company.

         The Company has a number of regional and national contracts with various suppliers. There can be no assurance that the existence of other state, regional or national contracts entered into by the Company's competitors will not have a material adverse effect on the Company or the Company's expansion plans. Furthermore, the Company is likely to face competition from major competitors in the acquisition of salvage vehicle auction facilities, which could significantly increase the cost of such acquisitions and thereby materially impede the Company's expansion objectives or have a material adverse effect on the Company's results of operations. * Potential competitors could include vehicle suppliers, some of which presently supply salvage vehicles to the Company and used car auction companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, there can be no assurance that they may not in the future decide to dispose of their salvage vehicles directly to buyers. Existing or new competitors may be significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

         See "Factors Affecting Future Results" below.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in approved aboveground containment tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities which are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation except with regard to the Dallas Operation (as defined below).* Environmental laws and regulations, however, could become more stringent

----------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

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

         In connection with its acquisition of a facility in the Dallas metropolitan area (the "Dallas Operation") in March 1994, the Company will pay $3.0 million for environmental corrective action and consulting expenses associated with an approximately six-acre portion of the Dallas Operation's real property which contains elevated levels of lead due to the prior activities of the former operators. If total costs of corrective action at the Dallas Operation do not exceed $3.0 million, then the remaining funds after payment of all costs of corrective action, up to $3.0 million, will be paid as consulting fees to the former principal shareholder of the Dallas Operation. If the total costs of corrective action exceed $3.0 million, then the former principal shareholder of the Dallas Operation will pay the next $1.2 million of costs of corrective action. The Company and such former principal shareholder are each obligated to pay up to $1.5 million of the costs for corrective action, if incurred, between $4.2 million and $7.2 million. If the total costs of corrective action exceed $7.2 million, then such former principal shareholder will either pay up to the next $1.0 million, or notify the Company to pay up to the next $1.0 million in exchange for a dollar-for-dollar credit toward the purchase price of the Dallas Operation's real property, calculated as the greater of $1.0 million or the then fair market value. Such former principal shareholder's obligations under this arrangement are secured by a pledge of 225,000 shares of the Company's Common Stock. However, there can be no assurance that such former principal shareholder will be able to meet his obligations or that the pledged stock will be sufficient to cover such obligations. In March 1995, the Texas Natural Resource Conservation Commission ("TNRCC") authorized the Company to perform a Corrective Measure Study ("CMS") to determine if the proposed on-site soil stabilization remedy would be effective. In August 1995, the Company's environmental consultant submitted a Baseline Risk Assessment ("BRA") to the TNRCC, which concluded that neither human health nor the environment are placed at risk by the lead battery casing chips at the site. In April 1996, the TNRCC approved the BRA, and in October 1996 approved a modified CMS. Following such approval, the Company contracted to complete the on-site stabilization and asphalt cap for a contract price of $687,000. During the course of the project to stabilize and asphalt cap the contaminated soil, a dispute arose among the Company, the environmental engineer, and the general contractor hired to perform the remediation work. The asphalt cap began to fail almost immediately after the Company began to resume its operations on the cap. Ultimately, the Company dismissed both the contractor and the engineer, and has filed suit against both for the defects in the construction and/or design. The Company hired a new engineer to design a concrete cap to cover the remediated area. The concrete cap in lieu of an asphalt cap is estimated to add $650,000 toward the cost to complete the in-site remediation. Said concrete cap is approximately 80% complete to date. The Company has also retained the services of another environmental engineer to coordinate completion of the corrective action approved by the TNRCC. The Company anticipates that the concrete capping of the site will be completed prior to the end of calendar year 1998. Upon completion of the on-site soil stabilization to the satisfaction of the TNRCC, the TNRCC has indicated that it will issue a no-further-action letter, at which time the remaining funds shall be paid as consulting fees as set forth above. There can be no assurance that the ultimate cost of corrective action, or any other liabilities with respect to the site, including costs and liability resulting from the litigation with the former environmental engineer and general contractor, will not exceed the $3.0 million which the Company is obligated to pay for remediation costs and consulting fees to the former principal shareholder of the Dallas Operation, or that such actual costs will not have a material adverse effect on the Company.

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

         In connection with the acquisition of NER Auction Systems ("NER"), environmental consultants were engaged to perform a limited environmental assessment of the properties on which NER conducted its business. Prior to the acquisition, the site assessment for the Company's leased facility located in Bellingham, Massachusetts, reported concentrations of Benzene and MTBE in the groundwater, which slightly exceed the reportable concentrations under the Massachusetts environmental laws. The former principal shareholder of NER has undertaken a remedial plan to remediate the groundwater contamination. To the best knowledge of the Company, that remedial plan is on-going. It remains unclear if any of the contamination has migrated off-site and additional remediation costs may be necessary if any groundwater beyond the site has been contaminated. Pursuant to the terms of the NER acquisition, Copart is indemnified as to any environmental liabilities relating to sites being leased from NER, including the Bellingham site by the former shareholders of NER. There can be no assurance that this indemnification will be adequate.

         The Company does not believe that the metals and hydrocarbon soil contamination, PCE, storage tank removal or Bellingham Remediation will, either individually or in the aggregate, have a material adverse effect on the Company.*

GOVERNMENTAL REGULATIONS

         The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. The Company is also subject to environmental regulations. The Company believes that it is in compliance in all-material respects with applicable regulatory requirements. The Company may be subject to similar types of regulations by federal, state, and local governmental agencies in new markets. Although the Company believes that it has all permits necessary to conduct its business and is in material compliance with applicable regulatory requirements, failure to comply with present or future regulations or changes in interpretations of existing regulations could result in impairment of the Company's operations and the imposition of penalties and other liabilities.

----------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

MANAGEMENT INFORMATION SYSTEM

         The Company's management information system ("MIS") consists of an expandable, integrated IBM AS/400 computer located in Benicia, California, integrated computer interfaces (Internet and Salvage Lynk) and proprietary software which enables salvage vehicles to be tracked by the Company and vehicle suppliers throughout the salvage vehicle auction process. By providing this accessibility, the Company provides a marketing benefit to its customers in streamlining their internal salvage tracking process. The Company's MIS is an essential part of its strategy to provide superior service to its clients and buyers, as well as to effectively support internal operations. In February 1997, Copart finished the development of a new proprietary operating system, the Copart Auction System ("CAS"). During fiscal 1998, the Company fully implemented CAS at all locations. The new system is written for the millenium change and is designed to be more efficient in processing and billing vehicles. The Company continues to research new computer technologies to enhance its MIS development. Other functions provided by MIS include accounting, inventory and salvage vehicle supplier and buyer information. The Company believes that, with planned upgrades and integration of new acquisitions, the Company's MIS will serve its information management needs for the foreseeable future. *

EMPLOYEES

         As of July 31, 1998, the Company had approximately 1,181 full-time employees, of whom approximately 118 were engaged in general and administrative functions and approximately 1,063 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

                        FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In fiscal 1998, vehicles supplied by Copart's single largest supplier accounted for approximately 16% of Copart's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. While the Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases, there can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. * A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

         Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially owns approximately 41% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult, absent the support of Mr. Johnson and such other existing shareholders.

         While the Company believes that the proceeds from its financing and public offerings, cash generated from operations, borrowing availability under its line of credit and existing equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements for the next 12 months, there can be no assurance that additional funding will not be required sooner, depending on a number of factors including the rate at which the Company acquires or opens new facilities, the size and timing of capital expenditures for existing facilities, the extent of future environmental remediation costs, if any, and other factors. There can be no assurance that any such funding would be available if, and when, required by the Company, on acceptable terms to the Company or at all.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages as of July 31, 1998 are as follows:

NAME                               AGE     POSITION
----                               ---     --------
Willis J. Johnson                   51     Chief Executive Officer and Director
A. Jayson Adair                     29     President and Director
James E. Meeks                      49     Executive Vice President and Chief Operating Officer
Wayne R. Hilty                      42     Senior Vice President and Chief Financial Officer
Paul A. Styer                       42     Senior Vice President, General Counsel and Secretary

         WILLIS J. JOHNSON, co-founder of the Company, has served as Chief Executive Officer of the Company since 1986, and has been a Board member since 1982. Mr. Johnson was also President of the Company from 1986 through May 1995. Mr. Johnson has over 26 years of experience in owning and operating auto dismantling and vehicle salvage companies.

         A. JAYSON ADAIR has served as President of the Company since October 1996 and as a director since September 1992. From April 1995 to October 1996, Mr. Adair served as Executive Vice President, from August 1990 until April 1995, Mr. Adair served as Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as the Company's Manager of Operations.

         JAMES E. MEEKS has served as Vice President and Chief Operating Officer of the Company since September 1992 when he joined the Company concurrent with the Company's purchase of South Bay Salvage Pool (the "San Martin Operation"). Mr. Meeks has served as Executive Vice President and Director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks is also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he has operated since 1991. Mr. Meeks has also been an officer and director of E & H Dismantlers, a self-service auto dismantler, since 1967. Mr. Meeks has over 31 years of experience in the vehicle dismantling business.

         WAYNE R. HILTY has served as Senior Vice President and Chief Financial Officer of the Company since January 1998. Mr. Hilty has been the Company's Vice-President and Controller since 1997, and previously was an independent consultant to the Company. Mr. Hilty received a B.S. from San Francisco State University in 1980 and became a certified public accountant in 1983 with Arthur Young and Company.

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

ITEM 2.  PROPERTIES

FACILITIES INFORMATION

         The following table sets forth certain information regarding the facilities currently used by the Company.

     FACILITY                      OPENED/      APPROXIMATE        EXPIRATION OF
     LOCATION                      ACQUIRED        ACREAGE          LEASE TERM              PURCHASE OPTION
     --------                      --------        -------          ----------              ---------------
Vallejo, California                  (1)             25         February 2000                     Yes
Sacramento, California                A              12         Company owned                Not applicable
Hayward, California                   O               8         Month-to-month                     No
Fresno, California                    A              20         July 2000                         Yes
Bakersfield, California               A               7         Company owned                Not applicable
San Martin, California                A              14         August 2002                       Yes
Colton, California                    A              14         November 2002            Right of first refusal
Seattle, Washington                   A              11         March 2001                        Yes
Portland, Oregon                      O              33         June 2001                         Yes
Los Angeles, California               A              12         June 1998                Right of first refusal
Houston, Texas                        A              62         January 2004             Right of first refusal
Dallas, Texas (2)                     A              78         March 2004                        Yes
Lufkin, Texas                         A              19         May 1999                          Yes
Longview, Texas                       A              20         May 1999                          Yes
Atlanta, Georgia                      A              62         July 2004                         Yes
Sacramento, California                O              11         Month-to-month               Not applicable
Kansas City, Kansas                   A              27         October 2004                      Yes
Oklahoma City, Oklahoma               A              20         November 2005                     Yes
Tulsa, Oklahoma                       A              10         August 2005                       Yes
St. Louis, Missouri                   A              21         March 2005                        Yes
Conway, Arkansas                      A              22         March 2005                        Yes
West Memphis, Arkansas                A              21         April 2005                        Yes
Hartford, Connecticut                 A              30         May 2005                          Yes
Marlboro, New York                    A              25         May 2005                          Yes
Syracuse, New York                    A              16         May 2005                          Yes
Philadelphia, Pennsylvania            A              50         May 2005                          Yes
Boston, Massachusetts                 A              27         May 2005                          Yes
Pittsburgh, Pennsylvania              A              30         May 2005                          Yes
Columbus, Ohio                        A              20         May 2005                          Yes
Southampton, New York                 A              18         July  2000                        Yes
Glassboro, New Jersey                 A              18         May 2005                          Yes
Waldorf, Maryland                     A              36         May 2005                          Yes
Buffalo, New York                     A              14         May 2005                          Yes
Miami, Florida                        A              18         May 2005                          Yes
Tampa, Florida                        A              13         May 2005                          Yes
Chicago, Illinois                     A              15         September 1999         Right of first refusal (3)
Minneapolis, Minnesota                A              10         December 2001                      No
St. Cloud, Minnesota                  A              20         August 2003            Right of first refusal (3)
Madison, Wisconsin                    A              25         August 2003            Right of first refusal (3)

     FACILITY                      OPENED/      APPROXIMATE        EXPIRATION OF
     LOCATION                      ACQUIRED        ACREAGE          LEASE TERM              PURCHASE OPTION
     --------                      --------        -------          ----------              ---------------

Milwaukee, Wisconsin                   A              18        August 2003            Right of first refusal (3)
Jackson, Mississippi                   A              15        July 2005                          Yes
Charlotte, North Carolina              O              24        July 2005                          Yes
Jacksonville, Florida                  O              28        October 2005                       Yes
Van Nuys, California                   O              40        Company owned                Not applicable
Indianapolis, Indiana                  O              15        February 2001                      No
El Paso, Texas                         A              18        Company owned                Not applicable
Phoenix, Arizona                       O              13        February 2001                      Yes
Hammond, Indiana                       O              38        September 2001           Right of first refusal
Woodinville, Washington                O              10        August 2001                        No
Baton Rouge, Louisiana                 A              30        Company owned                Not applicable
Salt Lake City, Utah                  O/A             27        March 2007                         Yes
Avon, Minnesota                        A              19        October 2007                       Yes
Raleigh, North Carolina                O              28        November 2007                      Yes
Orlando, Florida                       O              22        November 2007            Right of first refusal
Columbia, South Carolina               A              23        Company Owned                Not Applicable
Las Vegas, Nevada                      O              9         January 2003             Right of first refusal
Mobile, Alabama                        A              38        April 2008                         Yes
San Diego, California                  A              31        March 2008                         Yes
Des Moines, Iowa                       A              15        June 2008                Right of first refusal
Detroit, Michigan                      A              43        July 2003                          Yes
Benicia, California (4)               N/A        29,200/sq ft   April 2005                         No
---------

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

(3) Right of first refusal for these properties is held by the NER Auction Group entities which are leasing such properties from third party landowners and as to which Copart is the sublessee.

(4)  Corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DISTRIBUTIONS

         The following table summarizes the high and low sales prices per share for each quarter during the last two fiscal years. As of July 31, 1998, there were 13,275,060 shares outstanding. The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol CPRT since March 17, 1994. As of July 31, 1998, the Company had 294 shareholders of record.

1997                                          High                                         Low
----                                          ----                                         ---
First Quarter                                 21 1/8                                       14 3/8
Second Quarter                                18 3/4                                       10 1/4
Third Quarter                                 18 3/4                                       12 3/4
Fourth Quarter                                19                                           12 7/8

1998                                          High                                         Low
----                                          ----                                         ---
First Quarter                                 19                                           15 5/8
Second Quarter                                18 3/8                                       15 1/4
Third Quarter                                 20 1/2                                       15
Fourth Quarter                                24 1/2                                       17 1/8

         The Company has not paid a cash dividend since 1984 and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The tables below summarize the Selected Consolidated Financial Data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected financial data presented below have been derived from the Company's consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 1998 and 1997 and for each of the years in the three-year period ended July 31, 1998. The selected operating data for the years ended July 31, 1995 and 1994 and the balance sheet data as of July 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included herein:

  (in 000's except per share and other data)
  SELECTED OPERATING DATA                1998              1997              1996             1995             1994
                                         ----              ----              ----             ----             ----
  Revenues                             $114,206          $126,276          $118,248         $ 58,117         $ 22,794
  Operating income                       23,508            18,853            17,802           11,261            4,112
  Income before income taxes
    and extraordinary item               24,945            19,475            18,190           11,437            3,710
  Extraordinary item, net                    --                --                --               --           (1,633)
  Net income                             15,216            11,993            11,185            6,894              590

  Basic per share amounts:
    Income before extraordinary item       1.15               .93               .90              .71              .35
    Net income                             1.15               .93               .90              .71              .09
    Weighted average shares              13,181            12,874            12,433            9,733            6,335

  Diluted per share amounts:
    Income before extraordinary item       1.13               .90               .85              .65              .30
    Net income                             1.13               .90               .85              .65              .08
    Weighted average shares              13,450            13,257            13,216           10,614            7,305

  BALANCE SHEET DATA

    Cash and short-term investments    $ 28,796          $ 27,685          $ 13,026         $ 13,779         $ 17,871
    Working capital                      54,829            48,930            40,586           32,756           21,890
    Total assets                        190,942           175,340           158,066          135,158           62,569
    Total debt                            8,425             9,753            11,260            3,734            4,019
    Shareholders' equity                160,183           142,814           126,245          113,116           49,288

  OTHER

    Gross proceeds (000's)             $534,818          $537,657          $506,916         $317,788         $144,397
    Number of auction facilities             60                53                49               42               15

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company processes salvage vehicles principally on a consignment method, on either the Percentage Incentive Program or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue. The Company also processes a percentage of its salvage vehicles pursuant to purchase contracts (the "Purchase Program") under which the Company records the gross proceeds of the vehicle sale in purchased vehicle revenues and cost of the vehicle in yard and fleet expenses.

         For the fiscal years ended July 31, 1998, 1997 and 1996, approximately 46%, 33%, and 25% of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP in fiscal 1998 is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

         For the fiscal years ended July 31, 1998, 1997 and 1996, approximately 53%, 61% and 69%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

         For the fiscal years ended July 31, 1998, 1997 and 1996, approximately 1%, 6% and 6% of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program. The decrease in vehicles sold under the Purchase between fiscal 1998 and 1997 is attributable to the termination, or renegotiation to consignment contracts, of certain vehicle purchase contracts.

         Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP Program by vehicle suppliers, the percentage of vehicles processed under this program in future periods may vary. *

         Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees and marketing expenses.

         The period-to-period comparability of Copart's operating results and financial condition is substantially affected by business acquisitions and new openings made by Copart during such periods.

ACQUISITIONS AND NEW OPERATIONS

         Copart has experienced significant growth as it acquired ten salvage vehicle auction facilities and established ten new facilities since the beginning of fiscal 1996. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

-------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

         As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 1998, Copart acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. In fiscal 1997, Copart acquired facilities near Baton Rouge, Louisiana and Salt Lake City, Utah and opened new facilities in Woodinville, Washington and Hammond, Indiana. In fiscal 1996, Copart acquired two facilities in or near Jackson, Mississippi and El Paso, Texas and opened five new facilities in or near Charlotte, North Carolina; Jacksonville, Florida; Indianapolis, Indiana; Van Nuys, California; and Phoenix, Arizona. The Company believes that these acquisitions and openings help to solidify the Company's coverage of the United States. The Company expects to incur future amortization charges in connection with anticipated acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

         The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs, (iii) making available vehicle purchase programs which are designed to reduce vehicle suppliers' administrative expenses and (iv) initiating the Company's merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operational procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the consolidated statements of income of Copart expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

                                                 YEARS ENDED JULY 31,
                                                 --------------------
                                         1998           1997           1996
                                         ----           ----           ----
Revenues                                100.0%         100.0%         100.0%
                                        -----          -----          -----

Operating expenses:
  Yard and fleet                         62.6           70.8           70.6
  General and administrative              9.9            8.4            9.2
  Depreciation and amortization           6.9            5.9            5.1
                                        -----          -----          -----

    Total operating expenses             79.4           85.1           84.9
                                        -----          -----          -----

Operating income                         20.6           14.9           15.1
Other income, net                         1.3            0.5            0.3
                                        -----          -----          -----

Income before income taxes               21.9           15.4           15.4
Income taxes                              8.5            5.9            5.9
                                        -----          -----          -----
Net income                               13.4%           9.5%           9.5%
                                        -----          -----          -----
                                        -----          -----          -----

---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

FISCAL 1998 COMPARED TO FISCAL 1997

         Revenues were approximately $114.2 million during fiscal 1998, a decrease of approximately $12.1 million, or 9.6%, over fiscal 1997. The change in revenues is due primarily to a $7.9 million increase in salvage fees plus a $2.9 million increase in transportation revenue, offset by a $22.9 million decrease in purchase vehicle revenues, due to terminated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

         New facilities in Avon, Raleigh, Orlando, Columbia, Mobile, Des Moines and San Diego contributed $2.0 million of new salvage fees and transportation revenues during fiscal 1998. Existing yard salvage fees and transportation revenues increased by $8.8 million, or 9.0%, and existing yard purchased vehicle revenues decreased by $23.1 million, or 81.6% during fiscal 1998, as compared to a drop of 16.6% during 1997.

         Yard and fleet expenses were approximately $71.5 million during fiscal 1998, a decrease of approximately $17.8 million, or 20%, over fiscal 1997. Approximately $1.8 million of the change was the result of the acquisition of the Avon, Columbia, Mobile, Des Moines and San Diego operations and the opening of Copart's Raleigh and Orlando facilities. The remainder of the decrease in yard and fleet expenses was primarily attributable to the decrease in the cost of Purchase Program vehicles. Yard and fleet expense decreased to 62.6% of revenues during fiscal 1998, as compared to 70.8% of revenues during fiscal 1997.

         General and administrative expenses were approximately $11.3 million during fiscal 1998, an increase of approximately $0.7 million, or 7.1%, over fiscal 1997, due primarily to increased personnel expense. General and administrative expenses increased to 9.9% of revenues during fiscal 1998, as compared to 8.4% of revenues during fiscal 1997 primarily as a result of the accounting impact of the Purchase Program.

         Depreciation and amortization expense was approximately $7.8 million during fiscal 1998, an increase of approximately $0.4 million, or 5.1%, over fiscal 1997. This increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

         Interest expense was approximately $651,000 during fiscal 1998, a decrease of $175,500 over fiscal 1997. This decrease was attributable to the decrease in total debt.

         The effective income tax rate of 39% applicable to fiscal 1998 is comparable to the fiscal 1997 effective income tax rate of 38%.

         Due to the foregoing factors, Copart realized net income of $15.2 million for fiscal 1998, compared to net income of $12.0 million for fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

         Revenues were approximately $126.3 million during fiscal 1997, an increase of approximately $8.0 million, or 7%, over fiscal 1996. Approximately $4.2 million of the increase in revenues was the result of the acquisition of the El Paso, Baton Rouge, and Salt Lake City operations and the opening of Copart's Charlotte, Jacksonville, Indianapolis, and Phoenix facilities. Existing yard revenues increased overall by approximately $3.8 million, or 3%, over fiscal 1996, despite decreased revenues from Purchase Program vehicles of approximately $5.8 million. Under the Purchase Program the Company records the gross proceeds of the vehicle sale in revenue. After eliminating the accounting impact of the Purchase Program, the remainder of the increase in revenues at existing operations was primarily attributable to increased per unit revenues of approximately 10%.

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

         Depreciation and amortization expense was approximately $7.5 million during fiscal 1997, an increase of approximately $1.5 million, or 24%, over fiscal 1996. This increase was due primarily to the amortization of goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

         Interest expense was approximately $826,000 during fiscal 1997, an increase of $375,000 over fiscal 1996. This increase was attributable to the increase in debt associated with the land acquisition in Van Nuys in May 1996.

         The effective income tax rate of 38% applicable to fiscal 1997 is comparable to the fiscal 1996 effective income tax rate of 39%.

         Due to the foregoing factors, Copart realized net income of $12.0 million for fiscal 1997, compared to net income of $11.2 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

         At July 31, 1998, Copart had working capital of approximately $54.8 million, including cash, cash equivalents and short-term investments of approximately $28.8 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has a bank credit facility provided by Wells Fargo Bank, N.A., U.S. Bank of California and Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $50 million, which matures in February 2002. The amount available under the facility reduces by $10 million in February 2000 and 2001, leaving the principal balance available as follows: March 1, 2000, $40 million available; March 1, 2001, $30 million available; February 28, 2002, the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 1998, there are no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on payment of dividends, with which it is in compliance.

         The Company has entered into various operating lease lines for the purpose of leasing up to $10.1 million of yard and fleet equipment, of which approximately $6.3 million was available as of July 31, 1998.

         Copart generated cash from operations of approximately $21.9 million, $24.6 million and $11.3 million in fiscal years 1998, 1997 and 1996, respectively.

         During the fiscal year ended July 31, 1998, Copart used cash for the acquisition of the Avon, Columbia, Mobile, San Diego, Des Moines and Detroit operations, which had an aggregate cash cost of approximately $9.8 million. During the fiscal year ended July 31, 1997, Copart used cash for the acquisition of the Baton Rouge and the Salt Lake City operations, which had an aggregate cash cost of approximately $3.4 million. During the fiscal year ended July 31, 1996, Copart used cash for the acquisition of the Jackson, Mississippi and El Paso, Texas facilities, which had an aggregate cash cost of approximately $2.8 million.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $11.4 million, $8.8 million and $9.1 million for fiscal 1998, 1997 and 1996, respectively. During the fiscal year ended July 31, 1996, Copart acquired approximately 40 acres of land at the Van Nuys facility for the purchase price of $10.5 million, for which the Company paid $3.0 million in cash and issued the seller a promissory note secured by the real property in the principal amount of $7.5 million, payable interest only at the rate of 7.2% per annum, with the principal payable in 5 years. Copart's capital expenditures have related primarily to opening and operating facilities and acquiring software, yard and computer equipment. Historically, while Copart has sub-contracted for a significant portion of its vehicle transport services, the Company has implemented a program for converting long haul transports to its own fleet of vehicle carriers at each facility. Based upon the potential for increased revenues from Company-owned vehicle towing services, the Company has entered into agreements to acquire approximately $1.0 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

         During fiscal 1998, the Company acquired approximately $13.1 million of short-term investments. In fiscal 1998, 1997 and 1996, the Company generated approximately $1.8, $2.4 and $0.6 million through the exercise of stock options and warrants, respectively.

         Cash and cash equivalents decreased by approximately $12.0 million and increased by $14.7 million in fiscal 1998 and 1997, respectively. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

         The Company believes that its currently available cash, cash generated from operations and borrowing availability under the Bank Credit Facility and existing equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements and fund openings and acquisitions of new facilities for the next 12 months.* However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, depending upon certain factors, including the rate at which the Company opens or acquires new facilities.


-------------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

YEAR 2000 COMPLIANCE

         The Company's critical business systems including CAS and general ledger applications are Year 2000 compliant. Copart has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within Copart's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Copart, in fiscal year 1999. This statement is not expected to have a material impact on Copart's disclosures within the consolidated financial statements.

         In 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises are to report information about operating segments in the annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by Copart, in fiscal year 1999. This statement is not expected to have a material impact on Copart's disclosures within the consolidated financial statements.

         In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. This statement is not expected to have a material impact on Copart's results of operations.

         In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. The adoption of SOP No. 98-1 is not expected to have a material impact on Copart's results of operations.

         In 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. The adoption of SOP No. 98-5 is not expected to have a material impact on Copart's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Part IV, Item 14 (a) for an index to the financial statements and supplementary financial information which are attached thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                   Page
(a)  1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          The following documents are filed as part of this report:

          Independent Auditors' Report...........................................................    32

          Consolidated Balance Sheets at July 31,
            1998 and 1997........................................................................    33

          Consolidated Statements of Income for the
            three years ended July 31, 1998......................................................    34

          Consolidated Statements of Shareholders'
            Equity for the three years ended
            July 31, 1998........................................................................    35

          Consolidated Statements of Cash Flows for the
            three years ended July 31, 1998......................................................    36

          Notes to Consolidated Financial Statements.............................................    38

     2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

          II - Valuation and Qualifying Accounts.................................................    51

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

    *10.10+  Employment for Senior Executive, dated September 1, 1992, between
             Paul A. Styer and the Registrant
    *10.11   Employment Contract for Senior Executive, dated September 1, 1992, between James E. Meeks and the Registrant
    *10.12   Common Stock Warrant, dated November 9, 1993, issued to James
             Grosfeld
  ***10.13   Credit Agreement among Copart, Inc. and Wells Fargo Bank, National
             Association, U.S. Bank of California and Wells Fargo Bank, National
             Association, as Agent, dated May 1, 1995
 ****10.14   Agreement for Purchase and Sale of Assets of NER Auction Systems,
             dated January 13, 1995, among Registrant, the list of Sellers as set forth therein, Richard A. Polidori, Gordon VanValkenberg, and
             Stephen Powers
 *****10.15  Contract of Sale by and between the Stroh Companies, Inc. as Seller and Copart, Inc. as Purchaser, dated April 4, 1996
******10.16  Amended and Restated Credit Agreement among Copart, Inc. and Wells
             Fargo Bank, National Association, U.S. Bank of California and Fleet
             National Bank and Wells Fargo Bank, National Association, as Agent, dated March 7, 1997
      23.1   Consent of KPMG Peat Marwick LLP
      24.1   Power of Attorney (See page 30 of this Form 10-K)
      27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     None

(c)  See response to Item 14(a)(3) above.
(d)  See response to Item 14(a)(2) above.


-------------------------
* Incorporated by reference from exhibit to registrant's Registration Statement on Form S-1, as amended (File No. 33- 74250).
+      Denotes a compensation plan in which an executive officer participates.
*** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission.
**** Incorporated by reference from exhibit to registrant's Registration Statement on Form S-3, as amended (File No. 33- 91110) filed with the Securities and Exchange Commission.
***** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission.
****** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1997, filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Registrant

                                           COPART, INC.



October 1, 1998                   BY:      /s/ Willis J. Johnson
                                           ---------------------------
                                           Willis J. Johnson
                                           Chief Executive Officer


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


       Signature                               Capacity in Which Signed                   Date
       ---------                               ------------------------                   ----

   /s/ Willis J. Johnson                          Chief Executive Officer             October 1, 1998
   ----------------------                     (Principal Executive Officer,
   Willis J. Johnson                                   and Director)

   /s/ Wayne R. Hilty                          Senior Vice President and              October 1, 1998
   ----------------------                       Chief Financial Officer
   Wayne R. Hilty                              (Principal Financial and
                                                 Accounting Officer)

   /s/ A. Jayson Adair                                President                       October 1, 1998
   ----------------------                           and Director
   A. Jayson Adair


   /s/ James E. Meeks                         Executive Vice President,               October 1, 1998
   ----------------------                Chief Operating Officer and Director
   James E. Meeks

   /s/ James Grosfeld                                  Director                       October 1, 1998
   ----------------------
   James Grosfeld

   /s/ Marvin L. Schmidt                         Senior Vice President                October 1, 1998
   ----------------------                       of Corporate Development
   Marvin L. Schmidt                                  and Director


   /s/ Jonathan Vannini                                Director                       October 1, 1998
   ----------------------
   Jonathan Vannini

   /s/ Harold Blumenstein                              Director                       October 1, 1998
   ----------------------
   Harold Blumenstein

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG Peat Marwick LLP

San Francisco, California
September 18, 1998

                        COPART, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                    July 31,                 July 31,
                                                                                      1998                     1997
                                                                              ---------------------    ---------------------
                                    ASSETS

 Current assets:
          Cash and cash equivalents                                                  $  15,733,500            $  27,684,500
          Short-term investments                                                        13,062,200                        -
          Accounts receivable, net                                                      32,751,500               31,337,100
          Vehicle pooling costs                                                          9,399,700                9,101,200
          Deferred income taxes                                                            614,900                  343,700
          Prepaid expenses and other assets                                              3,426,600                2,825,200
                                                                              ---------------------    ---------------------
                       Total current assets                                             74,988,400               71,291,700
 Property and equipment, net                                                            37,562,300               30,651,300
 Intangibles and other assets, net                                                      78,391,400               73,396,500
                                                                              ---------------------    ---------------------
                       Total assets                                                  $ 190,942,100            $ 175,339,500
                                                                              ---------------------    ---------------------
                                                                              ---------------------    ---------------------


                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
          Current portion of long-term debt                                         $      621,300            $   1,938,800
          Accounts payable and accrued liabilities                                      11,674,800               11,757,300
          Deferred revenue                                                               5,602,800                5,566,300
          Income taxes payable                                                                   -                   83,200
          Other current liabilities                                                      2,260,800                3,016,100
                                                                              ---------------------    ---------------------
                       Total current liabilities                                        20,159,700               22,361,700
 Deferred income taxes                                                                   1,122,000                  975,200
 Long-term debt, less current portion                                                    7,804,100                7,814,200
 Other liabilities                                                                       1,673,700                1,374,000
                                                                              ---------------------    ---------------------
                       Total liabilities                                                30,759,500               32,525,100
                                                                              ---------------------    ---------------------

 Shareholders' equity:
          Common stock, no par value - 30,000,000 shares authorized;
               13,275,060 and 13,071,111 shares issued and outstanding at
               July 31, 1998 and 1997, respectively                                    113,202,600              111,050,600
          Retained earnings                                                             46,980,000               31,763,800
                                                                              ---------------------    ---------------------
                       Total shareholders' equity                                      160,182,600              142,814,400
                                                                              ---------------------    ---------------------
 Commitments and contingencies
                       Total liabilities and shareholders' equity                    $ 190,942,100            $ 175,339,500
                                                                              ---------------------    ---------------------
                                                                              ---------------------    ---------------------

         See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                             Years ended July 31,
                                                        -----------------------------------------------------------------

                                                               1998                   1997                   1996
                                                        -------------------    -------------------    -------------------

 Revenues:
        Salvage fees                                         $  94,471,600          $  86,533,900          $  75,898,600
        Transportation revenue                                  14,327,700             11,390,900              8,342,800
        Purchased vehicle revenue                                5,406,700             28,351,100             34,006,200
                                                        -------------------    -------------------    -------------------
              Total revenues                                   114,206,000            126,275,900            118,247,600
                                                        -------------------    -------------------    -------------------
 Operating costs and expenses:
       Yard and fleet                                           71,546,900             89,393,500             83,541,800
       General and administrative                               11,306,600             10,566,100             10,907,500
       Depreciation and amortization                             7,844,900              7,463,300              5,996,700
                                                        -------------------    -------------------    -------------------
              Total operating expenses                          90,698,400            107,422,900            100,446,000
                                                        -------------------    -------------------    -------------------
              Operating income                                  23,507,600             18,853,000             17,801,600
                                                        -------------------    -------------------    -------------------

 Other income (expense):
       Interest expense                                           (650,600)              (826,100)              (450,800)
       Interest income                                           1,747,100              1,066,500                680,200
       Other income                                                340,500                381,400                158,900
                                                        -------------------    -------------------    -------------------
              Total other income                                 1,437,000                621,800                388,300
                                                        -------------------    -------------------    -------------------
              Income before income taxes                        24,944,600             19,474,800             18,189,900

 Income taxes                                                    9,728,400              7,482,200              7,004,500
                                                        -------------------    -------------------    -------------------
              Net income                                     $  15,216,200          $  11,992,600          $  11,185,400
                                                        -------------------    -------------------    -------------------
                                                        -------------------    -------------------    -------------------

 Basic net income per share                                  $        1.15          $        .93           $         .90
                                                        -------------------    -------------------    -------------------
                                                        -------------------    -------------------    -------------------
 Weighted average shares
      outstanding                                               13,181,300             12,873,900             12,433,200
                                                        -------------------    -------------------    -------------------
                                                        -------------------    -------------------    -------------------

 Diluted net income per share                                $        1.13          $         .90          $         .85
                                                        -------------------    -------------------    -------------------
                                                        -------------------    -------------------    -------------------
 Weighted average shares and dilutive
       potential common shares outstanding                      13,449,700             13,256,700             13,215,600
                                                        -------------------    -------------------    -------------------
                                                        -------------------    -------------------    -------------------


       See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       Common Stock
                                          -----------------------------------------

                                             Outstanding                                      Retained            Shareholders'
                                               shares                   Amount                Earnings                Equity
                                          ----------------          --------------         -------------          --------------
 BALANCES AT JULY 31, 1995                      12,372,224          $  104,529,800          $  8,585,800          $  113,115,600
          Shares issued for acquisitions               288                   6,200                     -                   6,200
          Exercise of stock options                157,508                 586,600                     -                 586,600
          Exercise of warrants and
             related tax benefit                    87,431                 860,300                     -                 860,300
          Shares issued for Employee
             Stock Purchase Plan                    21,062                 434,200                     -                 434,200
          Shares issued for software                 2,700                  56,700                     -                  56,700
          Net Income                                    -                       -             11,185,400              11,185,400
                                          ----------------          --------------         -------------          --------------
 BALANCES AT JULY 31, 1996                      12,641,213             106,473,800            19,771,200             126,245,000
          Exercise of stock options and
             related tax benefit                    45,400               1,147,000                     -               1,147,000
          Exercise of warrants and
             related tax benefit                   357,001               3,023,800                     -               3,023,800
          Shares issued for Employee
             Stock Purchase Plan                    27,497                 406,000                     -                 406,000
          Net Income                                    -                       -             11,992,600              11,992,600
                                          ----------------          --------------         -------------          --------------
 BALANCES AT JULY 31, 1997                      13,071,111             111,050,600            31,763,800             142,814,400
          Exercise of stock options and
             related tax benefit                   151,458               1,579,100                     -               1,579,100
          Exercise of warrants and
             related tax benefit                    32,223                 223,600                     -                 223,600
          Shares issued for Employee
             Stock Purchase Plan                    20,268                 349,300                     -                 349,300
          Net Income                                    -                       -             15,216,200              15,216,200
                                          ----------------          --------------         -------------          --------------
 BALANCES AT JULY 31, 1998                      13,275,060          $  113,202,600          $ 46,980,000           $ 160,182,600
                                          ----------------          --------------         -------------          --------------
                                          ----------------          --------------         -------------          --------------

           See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Years ended July 31,
                                                                       -------------------------------------------------------------

                                                                             1998                  1997                 1996
                                                                       ------------------    ------------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 15,216,200          $ 11,992,600         $ 11,185,400
     Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation and amortization                                         7,844,900             7,463,300            5,996,700
         Deferred rent                                                           299,700               404,300              991,200
         Deferred income taxes                                                  (124,400)              399,600             (270,100)
         Loss (gain) on sale of assets                                           100,600              (197,200)             (62,300)
         Employee Stock Purchase Plan compensation                                52,400               101,400               91,600
         Changes in operating assets and liabilities:
               Accounts receivable                                              (349,800)             (827,500)          (5,528,500)
               Vehicle pooling costs                                             506,700             1,849,600             (570,800)
               Prepaid expenses and other current assets                        (217,700)             (580,000)          (1,738,800)
               Accounts payable and accrued liabilities                         (941,300)            1,352,900              820,000
               Deferred revenue                                                 (450,100)               (4,200)             248,000
               Income taxes                                                      (83,200)            2,624,100              118,100
                                                                       ------------------    ------------------   ------------------
                   Net cash provided by operating activities                  21,854,000            24,578,900           11,280,500
                                                                       ------------------    ------------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (11,375,700)           (8,828,300)          (9,084,900)
     Proceeds from sale of property and equipment                                425,600             1,853,800              516,600
     Purchase of short-term investments, net                                 (13,062,200)                    -                    -
     Other intangible asset additions                                           (140,000)             (222,700)            (123,500)
     Purchase of net current assets in connection with acquisitions           (1,379,900)             (839,900)            (511,200)
     Purchase of property and equipment in connection
        with acquisitions                                                       (761,100)             (466,600)            (174,500)
     Purchase of intangible assets in connection
       with acquisitions                                                      (7,679,500)           (2,130,700)          (2,296,800)
     Deferred preopening costs                                                  (604,200)             (456,100)            (714,700)
                                                                       ------------------    ------------------   ------------------
                    Net cash used in investing activities                    (34,577,000)          (11,090,500)         (12,389,000)
                                                                       ------------------    ------------------   ------------------

                             CONTINUED ON NEXT PAGE

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years ended July 31,
                                                                       -------------------------------------------------------------

                                                                             1998                  1997                 1996
                                                                       ------------------    ------------------   ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of stock options and warrants                  1,802,700             2,372,100              586,600
     Proceeds from issuance of
         Employee Stock Purchase Plan shares                                     296,900               304,600              342,600
     Proceeds from issuance of notes payable                                     558,000                     -                    -
     Principal payments on notes payable                                      (1,885,600)           (1,506,800)            (573,700)
                                                                       ------------------    ------------------   ------------------
                      Net cash provided by financing activities                  772,000             1,169,900              355,500
                                                                       ------------------    ------------------   ------------------
 Net (decrease) increase in cash and cash equivalents                        (11,951,000)           14,658,300             (753,000)

 Cash and cash equivalents at beginning of period                             27,684,500            13,026,200           13,779,200
                                                                       ------------------    ------------------   ------------------
 Cash and cash equivalents at end of period                                 $ 15,733,500          $ 27,684,500         $ 13,026,200
                                                                       ------------------    ------------------   ------------------
                                                                       ------------------    ------------------   ------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                            $  650,600            $  826,100           $  450,800
                                                                       ------------------    ------------------   ------------------
                                                                       ------------------    ------------------   ------------------
     Income taxes paid                                                        $8,823,100            $4,864,900           $7,160,300
                                                                       ------------------    ------------------   ------------------
                                                                       ------------------    ------------------   ------------------


          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 1998, 1997 AND 1996

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

         Gross proceeds generated from auctioned vehicles were approximately $534,818,000, $537,657,000, and $506,916,000, for the years ended July 31, 1998,
1997 and 1996, respectively.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenues are recorded at the date the vehicles are sold at auction.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Short-term investments at July 31, 1998 consist of corporate debt and municipal bonds. The Company has classified its short-term investments as available for sale. Available for sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Since the market value of short-term investments approximates cost at July 31, 1998, net unrealized gains and losses on available for sale securities for 1998 were not material.

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

INTANGIBLE ASSETS

         Intangible assets consist primarily of covenants not to compete, goodwill and options to purchase leased property. Amortization, except for the options to purchase leased property, is provided on the straight-line method over the estimated lives, which range from five to forty years.

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

NET INCOME PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," during 1998. Accordingly, all prior period net income per share amounts have been restated in accordance with this standard.

         Basic net income per share amounts were computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share amounts were computed by dividing net income, adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options and warrants outstanding using the treasury stock method. The adoption of this accounting standard did not have a material effect on the Company's reported net income per share amounts.

ACCOUNTING FOR STOCK OPTIONS

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide pro forma disclosure provision required by SFAS No. 123.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually evaluates the recoverability of its long-lived assets by assessing whether the book value of the asset can be recovered through expected and undiscounted cashflows.

(2)       ACQUISITIONS

FISCAL 1998 TRANSACTIONS

         During fiscal 1998 the Company had the following acquisitions: Central Minnesota Salvage Center, of Avon, Minnesota; O'Neal's Equipment Sales, Inc., of Columbia, South Carolina; Southern Salvage, Inc., of Mobile, Alabama; Auto Storage Auction Pool, of San Diego, California; Mid Iowa Salvage Pool, Inc., of Des Moines, Iowa and Auto Salvage Pools, Inc. and Auto Pool Auction, Inc., of Detroit, Michigan. The consideration paid for these acquisitions consisted of $9,820,500 in cash. The acquired net assets consisted of land, accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $5,551,500 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with the Avon, Minnesota; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan acquisitions, the Company entered into leases for the use of these facilities.

FISCAL 1997 TRANSACTIONS

         During fiscal 1997 the Company had the following acquisitions: SALA Insurance Salvage, Inc., of Baton Rouge, Louisiana and Western Affiliated Salvage Pool and Auction of Salt Lake City, Utah. The consideration paid for these acquisitions consisted of $3,437,200 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $2,130,700 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with the Salt Lake City acquisition, the Company entered into a lease for the use of the facility.

FISCAL 1996 TRANSACTIONS

         During fiscal 1996 the Company had the following acquistions:
Mississippi Salvage Disposal Company, Inc., of Jackson, Mississippi and Sun City Salvage Pool, Inc., of El Paso, Texas. The consideration paid for these acquisitions consisted of $2,782,500 in cash. The Company also paid $200,000 for an option to purchase land. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $1,746,800 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities. In addition, the Company paid $125,000 in June 1996 for contingent consideration related to fiscal 1994 acquisitions.

         The following unaudited pro forma financial information assumes the 1998 and 1997 acquisitions occurred at the beginning of fiscal 1997. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1997, or of the results which may occur in the future.

                                                      YEARS ENDED JULY 31,
                                                      --------------------

                                                    1998             1997
                                                    ----             ----

Revenues                                        $119,353,900     $135,437,500
                                                ------------     ------------
                                                ------------     ------------

Operating income                                $ 24,628,400     $ 20,793,200
                                                ------------     ------------
                                                ------------     ------------

Net income                                      $ 15,630,900     $ 12,695,700
                                                ------------     ------------
                                                ------------     ------------

Basic net income per share                      $       1.19     $        .99
                                                ------------     ------------
                                                ------------     ------------

Diluted net income per share                    $       1.16     $        .96
                                                ------------     ------------
                                                ------------     ------------


(3)       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                           JULY 31,
                                                           --------
                                                     1998             1997
                                                     ----             ----
Advance charges receivable                    $20,485,300          $20,272,600
Trade accounts receivable                      11,100,200           10,274,500
Other receivables                               1,551,000              889,000
                                              -----------          -----------
                                               33,136,500           31,436,100
Less allowance for doubtful accounts              385,000               99,000
                                              -----------          -----------
                                              $32,751,500          $31,337,100
                                              -----------          -----------
                                              -----------          -----------

         Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees to be collected from insurance companies and buyers.

(4)       PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                  JULY 31,
                                                                  --------

                                                           1998          1997
                                                           ----          ----
Transportation and other equipment                      $ 9,620,300   $10,024,600
Office furniture and equipment                            9,147,000     7,234,200
Land, buildings and leasehold improvements               32,040,100    23,135,200
                                                        -----------   -----------
                                                         50,807,400    40,394,000
Less accumulated depreciation and amortization           13,245,100     9,742,700
                                                        -----------   -----------
                                                        $37,562,300   $30,651,300
                                                        -----------   -----------
                                                        -----------   -----------

         Included in property and equipment as of July 31, 1998 and 1997, are $1,488,000 and $939,100 respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $436,100 and $349,800 as of July 31, 1998 and 1997, respectively.


(5)       INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consists of the following:

                                                         JULY 31,
                                                         --------

                                                1998                  1997
                                                ----                  ----
Covenants not to compete                     $ 7,307,500          $ 5,212,500
Goodwill                                      77,968,700           72,244,000
Options to purchase leased property            3,455,000            3,455,000
Other                                            333,500              333,500
                                             -----------          -----------
                                              89,064,700           81,245,000
Less accumulated amortization                 10,673,300            7,848,500
                                             -----------          -----------
                                             $78,391,400          $73,396,500
                                             -----------          -----------
                                             -----------          -----------

(6)       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consists of the following:

                                                              JULY 31,
                                                              --------

                                                     1998                 1997
                                                     ----                 ----
Trade accounts payable                           $   900,200          $   527,800
Accounts payable to insurance companies            8,054,200            8,392,500
Accrued payroll                                    1,731,000            1,789,300
Other accrued liabilities                            989,400            1,047,700
                                                 -----------          -----------
                                                 $11,674,800          $11,757,300
                                                 -----------          -----------
                                                 -----------          -----------


(7)       LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                               JULY 31,
                                                                                               -------
                                                                                         1998           1997
                                                                                         ----           ----
Note payable to a corporation, secured by land, payable in monthly interest only installments of $45,000 through May 2001, when balance is due, bearing
   interest at 7.2%                                                                   $ 7,500,000   $ 7,500,000

Unsecured note payable to an individual, payable in monthly installments of
   $33,000 through September 1997 when the balance becomes due, bearing
   interest at 10%                                                                            -       1,575,000

Notes payable under capital leases, secured by equipment, payable in monthly installments of $1,600 to $34,800 through April 2001, bearing interest from
   3.9% to 8.5%                                                                          725,700       500,500

Unsecured notes payable to individuals, payable in monthly installments of
   $4,000 to $5,000 through February 2000, bearing interest from 10% to 12%                85,600       136,000

Notes payable to financial institutions, secured by equipment, payable in monthly installments of $1,400 to $25,000 through November 1998, bearing
   interest from 7.5% to 9.5%                                                             114,100        41,500
                                                                                    -------------    -----------
                                                                                        8,425,400      9,753,000
Less current portion                                                                      621,300      1,938,800
                                                                                    -------------    -----------
                                                                                    $   7,804,100    $ 7,814,200
                                                                                    -------------    -----------
                                                                                    -------------    -----------


The aggregate maturities of long-term debt are as follows:

    YEARS ENDING JULY 31,
    ---------------------
    1999                     $   621,300
    2000                         246,900
    2001                       7,557,200
                              ----------
                             $ 8,425,400
                              ----------
                              ----------

         The Company has a bank credit facility provided by Wells Fargo Bank, N.A., U.S. Bank of California and Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $50 million, which matures in February 2002. The amount available under the facility reduces by $10 million in February 2000 and 2001, leaving the principal balance available as follows: March 1, 2000, $40 million available; March 1, 2001, $30 million available; February 28, 2002, the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 1998, there are no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on payment of dividends, with which it is in compliance.

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

         In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which 40,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified stock options to purchase 3,000 shares and subsequent grants to purchase 1,500 shares at specified intervals.

         The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued at July 31, 1998.

         The Copart, Inc. Employee Stock Purchase Plan (the "ESPP") provides for the purchase of up to 170,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. Shares of Common Stock issued pursuant to the ESPP during fiscal 1998, 1997 and 1996 were 20,268, 27,497 and 21,062, respectively. Additional compensation expense of $52,400, $101,400 and $91,600 was recognized in fiscal 1998, 1997, and 1996, respectively.

            Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of .60, a forfeiture rate of .05, a weighted-average expected life of the options of five years and a risk-free interest rate of 5.8%, 6.6% and 6.7% for 1998, 1997 and 1996, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma net income and net income per common share would approximate the following:


                                                                             As Reported              Pro Forma
                                                                             -----------              ---------
Year Ended July 31, 1998:
  Net Income                                                                 $15,216,200            $14,772,300
                                                                             -----------            -----------
                                                                             -----------            -----------
  Basic Net Income per share                                                 $      1.15            $      1.12
                                                                             -----------            -----------
                                                                             -----------            -----------
  Diluted Net Income per share                                               $      1.13            $      1.10
                                                                             -----------            -----------
                                                                             -----------            -----------

Year Ended July 31, 1997:
  Net Income                                                                 $11,992,600            $11,867,300
                                                                             -----------            -----------
                                                                             -----------            -----------
  Basic Net Income per share                                                 $       .93            $       .92
                                                                             -----------            -----------
                                                                             -----------            -----------
  Diluted Net Income per share                                               $       .90            $       .90
                                                                             -----------            -----------
                                                                             -----------            -----------

Year Ended July 31, 1996:
  Net Income                                                                 $11,185,400            $11,179,400
                                                                             -----------            -----------
                                                                             -----------            -----------
  Basic Net Income per share                                                        $.90                   $.90
                                                                             -----------            -----------
                                                                             -----------            -----------
  Diluted Net Income per share                                                      $.85                   $.85
                                                                             -----------            -----------
                                                                             -----------            -----------


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996. A summary of stock option activity for the years ended July 31, 1998, 1997 and 1996 follows:

                                                  1998                          1997                       1996
                                                  ----                          -----                      ----

                                                     WEIGHTED-                        WEIGHTED-                 WEIGHTED-
                                                      AVERAGE                          AVERAGE                    AVERAGE
                                                      EXERCISE                         EXERCISE                  EXERCISE
                                        SHARES         PRICE            SHARES          PRICE        SHARES       PRICE
                                        ------         -----            ------          -----        ------       -----
Outstanding at beginning of year           755,775   $      8.95            845,500   $      9.16      889,400  $      7.62
Granted                                    283,000         17.30                  -             -      149,000        13.48
Exercised                                (151,458)          5.45           (45,400)          5.42    (157,500)         3.76
Cancelled                                 (29,167)         10.23           (44,325)         16.47     (35,400)        12.80
                                         ---------                        ---------                  ---------
Outstanding at year end                    858,150          12.28           755,775          8.95      845,500         9.16
                                         ---------                        ---------                  ---------
                                         ---------                        ---------                  ---------
Options exercisable at year end            447,367          8.51            505,525          6.64      389,283         5.76

Weighted average fair value of
options granted during the year:                     $      9.83                      $         -                $     8.49
                                                     -----------                      -----------                ----------
                                                     -----------                      -----------                ----------

A summary of stock option activity for the year ended July 31, 1998 follows:


                                              Options Outstanding                          Options Exercisable
                                              -------------------                          -------------------

                                                      Weighted-
                                                        Average     Weighted-                                 Weighted-
          Range of                       Number       Remaining       Average                 Number            Average
          Exercise               Outstanding at     Contractual      Exercise         Exercisable at           Exercise
           Prices                 July 31,1998            Life         Price          July 31, 1998              Price
           ------                 -------------          -----         ------         --------------             -----
        1.00 - 2.00                     204,000            4.30        $ 1.80                204,000             $ 1.80
       12.00 - 16.00                    303,900            7.40         12.77                176,867              12.26
       17.00 - 23.44                    350,250            8.04         17.95                 66,500              19.13
                                        -------                                              -------

                                        858,150            7.37      $  12.28                447,367             $ 8.51
                                        -------                                              -------
                                        -------                                              -------



9)        INCOME TAXES

         Income tax expense (benefit) consists of:

                                            Years ended July 31,
                                --------------------------------------------
                                   1998            1997              1996
                                   ----            ----              ----
Federal:
    Current                     $8,888,100       $6,390,300       $6,362,400
    Deferred                      (112,200)         359,400         (233,800)
                                ----------       ----------       ----------
                                 8,775,900        6,749,700        6,128,600
                                ----------       ----------       ----------
State:
   Current                         964,700          692,300          912,200
   Deferred                        (12,200)          40,200          (36,300)
                                ----------       ----------       ----------
                                   952,500          732,500          875,900
                                ----------       ----------       ----------
                                $9,728,400       $7,482,200       $7,004,500
                                ----------       ----------       ----------
                                ----------       ----------       ----------

  The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income before income taxes and the actual income tax expense follows:


                                                                1998     1997    1996
                                                                ----     ----    ----
Income tax expense at statutory rate                             34%      34%     34%
State income taxes, net of federal income tax benefit             4        3       4
Amortization of goodwill                                          1        1       1
                                                                ----     ----    ----
                                                                 39%      38%     39%
                                                                ----     ----    ----
                                                                ----     ----    ----

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                     July 31,
                                                     -------------------------------------
                                                         1998                      1997
                                                         ----                      ----
Deferred tax assets:
    Allowance for doubtful accounts receivable       $   179,400               $      -
    Accrued vacation                                      97,800                   108,300
    State taxes                                          337,700                   235,400
    Depreciation                                         726,300                   182,100
                                                     -----------               -----------
         Total gross deferred tax assets               1,341,200                   525,800
                                                     -----------               -----------

Deferred tax liabilities:
     Amortization of intangible assets                (1,848,300)               (1,157,300)
                                                     -----------               -----------
          Total gross deferred tax liabilities        (1,848,300)               (1,157,300)
                                                     -----------               -----------
          Net deferred tax liability                 $  (507,100)              $  (631,500)
                                                     -----------               -----------
                                                     -----------               -----------


         In fiscal 1998 and 1997, the Company recognized a tax benefit of $977,200 and $1,798,700, respectively, upon the exercise of certain stock warrants and options.


(10)       NET INCOME PER SHARE

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                                                                Years ending July 31,
                                                                 ----------------------------------------------
                                                                       1998             1997            1996
                                                                       ----             ----            ----
         Basic weighted shares outstanding                         13,181,300        12,873,900      12,433,200

         Stock options and warrants outstanding                       268,400           382,800         782,400
                                                                 ------------       -----------     -----------
         Diluted weighted average shares outstanding               13,449,700        13,256,700      13,215,600
                                                                 ------------       -----------     -----------
                                                                 ------------       -----------     -----------


(11)      MAJOR CUSTOMERS

         One customer accounted for 16% of revenue in fiscal 1998, 1997, and 1996, respectively. No other customer accounted for more than 10% of revenues. No buyer of auto salvage accounted for more than 1% of gross proceeds in any period.

(12)     COMMITMENTS AND CONTINGENCIES

         LEASES:

         The Company leases certain facilities under operating leases and has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the years ended July 31, 1998, 1997 and 1996 aggregated, $6,967,800, $6,223,300 and $5,536,400, respectively.

         The Company has operating leasing lines with certain financial institutions of approximately $10,100,000 for the purpose of leasing yard and fleet equipment of which approximately $6,300,000 was available as of July 31, 1998.

         Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 1998 are as follows:


                                               CAPITAL      OPERATING
YEARS ENDING JULY 31,                          LEASES         LEASES
---------------------                          ------         ------
1999                                          $500,600      $11,542,600
2000                                           209,700       11,404,900
2001                                            58,700       10,183,500
2002                                                --        7,707,500
2003                                                --        6,486,900
Thereafter                                          --        9,681,400
                                              --------      -----------
                                               769,000      $57,006,800
                                                            -----------
                                                            -----------
Less amount representing interest               43,300
                                              --------
                                              $725,700
                                              --------
                                              --------

      COMMITMENT:

        The Company has entered into agreements to acquire approximately $1.0 million of multi-vehicle transport trucks and forklifts.

      CONTINGENCIES:

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(13)      RELATED PARTY TRANSACTIONS

         The Company leases certain of its facilities from affiliates of the Company under lease agreements. Rental payments under these leases aggregated $398,200, $388,800 and $1,517,900 for the years ended July 31, 1998, 1997 and
1996, respectively, and expire on various dates through 2005.

         An affiliate provided $608,400, $565,500 and $559,800 of tow services to the Company in fiscal 1998, 1997 and 1996, respectively.

(14)      NONCASH FINANCING AND INVESTING ACTIVITIES

         In fiscal 1998, 1997 and 1996, 36,396, 54,140 and 94,607 warrants were exercised in a non-cash transaction, which resulted in the issuance of 32,223, 46,953 and 87,431 shares of common stock, respectively.

         In fiscal 1996, 2,700 shares, valued at $56,700, were issued to an outside consultant for services rendered in connection with the development of computer software. In addition, 288 shares of common stock were issued as contingent consideration related to the acquisition of the St. Louis facility.

         In fiscal 1996, the Company acquired (i) $62,900 of intangible assets through the issuance of common stock, and (ii) $599,800 of tangible assets through the issuance of notes payable in connection with capital leases. In addition, in fiscal 1996, the Company acquired real property for the purchase price of $10.5 million of which $3 million was paid in cash, and $7.5 million was paid through the issuance of a note payable.

(15)      QUARTERLY INFORMATION (UNAUDITED)

                                                                                FISCAL QUARTER
                                                                                --------------

                                                  FIRST            SECOND            THIRD             FOURTH             TOTAL
                                                  -----            ------            -----             ------             -----
1998
Revenues                                    $    27,490,800     $ 26,173,700      $  30,568,700     $    29,972,800   $ 114,206,000
                                            ---------------    --------------    --------------    ----------------   ------------
                                            ---------------    --------------    --------------    ----------------   ------------

Operating income                            $     4,814,600     $  5,382,200      $   6,650,100     $     6,660,700   $  23,507,600
                                            ---------------    --------------    --------------    ----------------   ------------
                                            ---------------    --------------    --------------    ----------------   ------------

 Net income                                 $     3,140,100    $    3,453,000    $    4,302,500    $      4,320,600   $ 15,216,200
                                            ---------------    --------------    --------------    ----------------   ------------
                                            ---------------    --------------    --------------    ----------------   ------------

 Basic net income per share                 $           .24    $          .26    $          .33    $            .33   $       1.15
                                            ---------------    --------------    --------------    ----------------   ------------
                                            ---------------    --------------    --------------    ----------------   ------------

 Diluted net income per share               $           .23    $          .26    $          .32    $            .32   $       1.13
                                            ---------------    --------------    --------------    ----------------   ------------
                                            ---------------    --------------    --------------    ----------------   ------------

                                                  FIRST             SECOND             THIRD             FOURTH            TOTAL
                                                  -----             ------             -----             ------            -----

 1997
 Revenues                                   $    32,517,100    $   30,364,500    $   33,806,800    $    29,587,500    $126,275,900
                                            ---------------    --------------    --------------    ---------------    ------------
                                            ---------------    --------------    --------------    ---------------    ------------

 Operating income                           $     3,835,500    $    4,955,300    $    5,304,900    $     4,757,300    $ 18,853,000
                                            ---------------    --------------    --------------    ---------------    ------------
                                            ---------------    --------------    --------------    ---------------    ------------

 Net income                                 $     2,336,800    $    3,011,600    $    3,298,000    $     3,346,200    $ 11,992,600
                                            ---------------    --------------    --------------    ---------------    ------------
                                            ---------------    --------------    --------------    ---------------    ------------

 Basic net income per share                 $           .19    $          .23    $          .25    $           .26    $        .93
                                            ---------------    --------------    --------------    ---------------    ------------
                                            ---------------    --------------    --------------    ---------------    ------------

 Diluted net income per share               $           .18    $          .23    $          .25    $           .25    $        .90
                                            ---------------    --------------    --------------    ---------------    ------------
                                            ---------------    --------------    --------------    ---------------    ------------

FORM 10-K
---------

The Company will provide, without charge to each Shareholder, upon written request a copy of its Form 10-K as required to be filed with the Securities & Exchange Commission pursuant to rule 13a-1, under the Securities Exchange Act of 1934. Your written request should be directed to: Chief Financial Officer, Copart, Inc.


ANNUAL MEETING
--------------

The Annual meeting of Shareholders will be held at 5500 E. Second Street, Benicia, California 94510 at 9:00 a.m.
December 8, 1998.

                                                                    SCHEDULE II

                          COPART, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996


                                                                            DEDUCTIONS
                                     BALANCE AT      CHARGED TO COSTS    APPLICATIONS TO   BALANCE AT
   DESCRIPTION AND YEAR           BEGINNING OF YEAR    AND EXPENSES          BAD DEBT      END OF YEAR
   --------------------           -----------------    ------------          --------      -----------

Reserve for doubtful accounts:

July 31, 1998                         $99,000            $374,000            $(88,000)       $385,000
                                      -------            --------            ---------       --------
                                      -------            --------            ---------       --------
July 31, 1997                         $99,000            $ 96,300            $(96,300)        $99,000
                                      -------            --------            ---------       --------
                                      -------            --------            ---------       --------
July 31, 1996                         $99,000            $    -              $     -          $99,000
                                      -------            --------            ---------       --------
                                      -------            --------            ---------       --------

                                                                            51