Form 10-Q
period 1998-10-31
COPART INC
filed 1998-12-08
CIK 900075

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998

                                         OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                          Commission file number: 0-23255


                                    COPART, INC.

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                   94-2867490
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

                       5500 E. SECOND STREET, BENICIA, CA  94510
                  (Address of principal executive offices with zip code)

        Registrant's telephone number, including area code:  (707) 748-5000

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

                    YES   _X_       NO  ___

     Number of shares of Common Stock outstanding as of December 1, 1998:
13,317,710

                           COPART, INC. AND SUBSIDIARIES

                           INDEX TO THE QUARTERLY REPORT


                                  OCTOBER 31, 1998


          Description                                                      Page
          -----------                                                      ----
PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS
               Consolidated Balance Sheets                                   3
               Consolidated Statements of Income                             4
               Consolidated Statements of Cash Flows                         5

               Notes to the Consolidated Financial Statements                6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
               Vehicle Processing Programs                                   7
               Composition of Revenues                                       7
               Composition of Costs and Expenses                             8
               Acquisitions and New Openings                                 8

               Results of Operations
                    Revenues                                                 8
                    Operating Costs and Expenses                             9
                    Operating Income, Other Income
                      and Income Taxes                                       9

               Liquidity and Capital Resources                               9

               Year 2000 Compliance                                         10

               Factors Affecting Future Results                             10

PART II - OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        13
          Signatures                                                       14

                            COPART, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                       October 31,        July 31,
                                                                          1998              1998
                                                                       -----------        --------
                                                                       (Unaudited)
                                             ASSETS

 Current assets:
      Cash and cash equivalents                                       $ 22,757,400      $ 15,733,500
      Short-term investments                                             8,893,700        13,062,200
      Accounts receivable, net                                          34,256,700        32,751,500
      Vehicle pooling costs                                             10,033,600         9,399,700
      Deferred income taxes                                                614,900           614,900
      Prepaid expenses and other assets                                  3,324,000         3,426,600
                                                                      ------------      ------------
                   Total current assets                                 79,880,300        74,988,400
 Property and equipment, net                                            40,521,700        37,562,300
 Intangibles and other assets, net                                      77,602,400        78,391,400
                                                                      ------------      ------------
                   Total assets                                       $198,004,400      $190,942,100
                                                                      ------------      ------------
                                                                      ------------      ------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Current portion of long-term debt                               $    538,200      $    621,300
      Accounts payable and accrued liabilities                          12,664,900        11,674,800
      Deferred revenue                                                   6,019,400         5,602,800
      Income taxes payable                                               1,926,900               -
      Other current liabilities                                          1,688,100         2,260,800
                                                                      ------------      ------------
                   Total current liabilities                            22,837,500        20,159,700
 Deferred income taxes                                                   1,122,000         1,122,000
 Long-term debt, less current portion                                    7,676,200         7,804,100
 Other liabilities                                                       1,700,100         1,673,700
                                                                      ------------      ------------
                   Total liabilities                                    33,335,800        30,759,500
                                                                      ------------      ------------

 Shareholders' equity:
      Common stock, no par value - 30,000,000 shares authorized;
           13,316,160 and 13,275,060 shares issued and outstanding at
           October 31, 1998 and July 31, 1998, respectively            113,497,900       113,202,600
      Retained earnings                                                 51,170,700        46,980,000
                                                                      ------------      ------------
                   Total shareholders' equity                          164,668,600       160,182,600
                                                                      ------------      ------------
 Commitments and contingencies
                   Total liabilities and shareholders' equity         $198,004,400      $190,942,100
                                                                      ------------      ------------
                                                                      ------------      ------------



            See accompanying notes to consolidated financial statements.

                         COPART, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Three months ended October 31,
                                                                      ------------------------------
                                                                          1998               1997
                                                                      ------------       -----------
 Revenues:
        Salvage fees                                                   $25,223,700       $22,565,900
        Transportation revenue                                           3,981,900         3,017,500
        Purchased vehicle revenue                                          987,500         1,907,400
                                                                       -----------       -----------
                Total revenues                                          30,193,100        27,490,800
                                                                       -----------       -----------

 Operating costs and expenses:
       Yard and fleet                                                   18,580,400        18,037,400
       General and administrative                                        2,976,000         2,708,300
       Depreciation and amortization                                     2,289,800         1,930,500
                                                                       -----------       -----------
                Total operating expenses                                23,846,200        22,676,200
                                                                       -----------       -----------
                Operating income                                         6,346,900         4,814,600
                                                                       -----------       -----------

 Other income (expense):
       Interest expense                                                   (149,500)         (191,300)
       Interest income                                                     437,900           387,500
       Other income                                                        234,600           137,000
                                                                       -----------       -----------
                Total other income                                         523,000           333,200
                                                                       -----------       -----------
                Income before income taxes                               6,869,900         5,147,800

 Income taxes                                                            2,679,200         2,007,700
                                                                       -----------       -----------
                Net income                                             $ 4,190,700       $ 3,140,100
                                                                       -----------       -----------
                                                                       -----------       -----------

 Basic net income per share                                            $       .32       $       .24
                                                                       -----------       -----------
                                                                       -----------       -----------
 Weighted average shares
      outstanding                                                       13,290,300        13,088,600
                                                                       -----------       -----------
                                                                       -----------       -----------

 Diluted net income per share                                          $       .31       $       .23
                                                                       -----------       -----------
                                                                       -----------       -----------
 Weighted average shares and dilutive
       potential common shares outstanding                              13,610,900        13,460,300
                                                                       -----------       -----------
                                                                       -----------       -----------


        See accompanying notes to consolidated financial statements.

                         COPART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three months ended October 31,
                                                                      ------------------------------
                                                                           1998              1997
                                                                      ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $ 4,190,700      $  3,140,100
      Adjustments to reconcile net income
         to net cash provided by operating activities:
           Depreciation and amortization                                 2,289,800         1,930,500
           Deferred rent                                                    26,400            75,400
           Gain on sale of assets                                         (128,500)          (16,100)
           Changes in operating assets and liabilities:
                Accounts receivable                                     (1,505,200)         (659,700)
                Vehicle pooling costs                                     (633,900)          232,500
                Prepaid expenses and other current assets                   67,400           164,700
                Accounts payable and accrued liabilities                   417,400         2,049,200
                Deferred revenue                                           416,600          (401,800)
                Income taxes                                             1,926,900         1,707,400
                                                                       -----------      ------------
                     Net cash provided by operating activities           7,067,600         8,222,200
                                                                       -----------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                (4,423,100)       (2,873,800)
      Proceeds from sale of property and equipment                         238,400            36,700
      Sale of short-term investments, net                                4,168,500               -
      Other intangible asset additions                                      (4,500)              -
      Purchase of intangible assets in connection
        with acquisitions                                                      -            (537,600)
      Deferred preopening costs                                           (107,300)              -
                                                                       -----------      ------------
                      Net cash used in investing activities               (128,000)       (3,374,700)
                                                                       -----------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants             295,300            95,700
      Principal payments on notes payable                                 (211,000)       (1,680,600)
                                                                       -----------      ------------
                      Net cash  provided by (used in) financing
                         activities                                         84,300        (1,584,900)
                                                                       -----------      ------------

 Net increase in cash and cash equivalents                               7,023,900         3,262,600

 Cash and cash equivalents at beginning of period                       15,733,500        27,684,500
                                                                       -----------      ------------
 Cash and cash equivalents at end of period                            $22,757,400       $30,947,100
                                                                       -----------      ------------
                                                                       -----------      ------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                    $   149,500       $   191,300
                                                                       -----------      ------------
                                                                       -----------      ------------
      Income taxes paid                                                $   713,700       $   314,100
                                                                       -----------      ------------
                                                                       -----------      ------------


             See accompanying notes to consolidated financial statements.

                           COPART, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 1998
                                    (UNAUDITED)

NOTE 1 - General:

     In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 filed with the Securities and Exchange Commission.

     Gross proceeds generated from auctioned salvage vehicles were approximately $147,205,700 and $129,559,300 for the three months ended October 31, 1998 and 1997, respectively.

NOTE 2 - Net Income Per Share:

     There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                               Three months ending October 31,
                                               -------------------------------
                                                     1998           1997
                                                     ----           ----
Basic weighted shares outstanding                 13,290,300     13,088,600

Stock options and warrants outstanding               320,600        371,700
                                                  ----------     ----------
Diluted weighted average shares outstanding       13,610,900     13,460,300
                                                  ----------     ----------
                                                  ----------     ----------


NOTE 3 - Recently Adopted Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information." The Company adopted both of these standards on August 1, 1998. The adoption of SFAS No. 130 and SFAS No. 131 did not have a material effect on the financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      For the three months ended October 31, 1998 and 1997, approximately 47% and 41%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

      For the three months ended October 31, 1998 and 1997, approximately 52% and 57%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

      For the three months ended October 31, 1998 and 1997, approximately 1% and 2%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program. The decrease in the percentage of vehicles sold under the Purchase Program is due to the Company's termination or renegotiation to consignment contracts, of certain vehicle purchase contracts.

     Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP program by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

COMPOSITION OF REVENUES

     Revenues consist of salvage fees charged vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed programs where the Company charges for title processing, special preparation, storage and auctioning. Salvage fees also include fees charged vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at the Company's auctions for vehicles processed under the Purchase Program.

COMPOSITION OF COSTS AND EXPENSES

     Costs attributable to yard and fleet expenses consist primarily of operating personnel, (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and acquisition costs of salvage vehicles under the Purchase Program. Costs associated with general and administrative expenses consist primarily of executive, accounting, data processing and sales personnel, professional fees and marketing expenses.

ACQUISITIONS AND NEW OPENINGS

     Copart has experienced significant growth as it acquired ten salvage vehicle auction facilities and established ten new facilities since the beginning of fiscal 1996. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired, consisting principally of goodwill, is being amortized over periods not exceeding 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

     As part of the Company's overall expansion strategy of offering integrated nationwide service to vehicle suppliers, the Company anticipates additional openings or acquisitions in new regions, as well as the regions currently served by the Company. * During fiscal 1998, the Company acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan. In addition, the Company opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill and covenants not to compete. *

                               RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

REVENUES

     Revenues were approximately $30.2 million during the three months ended October 31, 1998, an increase of approximately $2.7 million, or 10%, over the three months ended October 31, 1997. The change in revenues is due primarily to a $2.7 million increase in salvage fees plus a $1.0 million increase in transportation revenue, offset by a $0.9 million decrease in purchase vehicle revenues, due to terminated contracts. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

     New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit contributed $2.7 million of new salvage fee transportation revenues for the three months ended October 31, 1998.
Existing yard salvage fee and transportation revenues increased by $1.0 million, or 4.0%, and existing yard purchased vehicle revenues decreased by $1.0 million, or 50% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $18.6 million during the three months ended October 31, 1998, an increase of approximately $0.5 million, or 3%, over the comparable period in fiscal 1998. Approximately $2.1 million of yard and fleet expenses were the result of the addition of Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit facilities. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Yard and fleet expenses decreased to 62% of revenues during the first quarter of fiscal 1999, as compared to 66% of revenues during the same period of fiscal 1998.

     General and administrative expenses were approximately $3.0 million during the three months ended October 31, 1998, an increase of approximately $0.3 million, or 10%, over the comparable period in fiscal 1998. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses remained unchanged at 10% of revenues during the first quarter of fiscal 1999 and 1998.

     Depreciation and amortization expense was approximately $2.3 million during the three months ended October 31, 1998, an increase of approximately $0.4 million, or 19%, over the comparable period in fiscal 1998. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1998.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $6.3 million during the three months ended October 31, 1998, an increase of approximately $1.5 million or 32% over the comparable period in fiscal 1998. New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit produced $0.5 million of this increase. Existing facilities produced $1.0 million of the increase due to improved PIP percentages, the reduction of Purchase Program contracts, and the implementation of the Copart Auction System.

     Total other income was approximately $0.5 million during the three months ended October 31, 1998, an increase of approximately $0.2 million, over the three months ended October 31, 1997. This increase was due primarily to additional interest income and rental income.

     The effective income tax rate used for the three months ended October 31, 1998 and 1997 was 39%.

     Due to the foregoing factors, Copart realized net income of approximately $4.2 million for the three months ended October 31, 1998, compared to net income of approximately $3.1 million for the three months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

     At October 31, 1998, Copart had working capital of approximately $57.0 million, including cash, cash equivalents and short-term investments of approximately $31.7 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

     The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

     Copart generated cash from operations of approximately $7.1 million and $8.2 million, during the three months ended October 31, 1998 and 1997, respectively.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $4.4 million and $2.9 million for the three months ended October 31, 1998, and 1997, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

          Cash and cash equivalents increased by approximately $7.0 million and $3.3 million for the three months ended October 31, 1998 and 1997, respectively. The increase is due to the sale of approximately $4.2 million of short-term investments. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

     The Company believes that its currently available cash, cash generated from operations and borrowing availability under its bank credit facilities and equipment leasing lines will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for at least 12 months. However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, or if new financing is required, that it will be available on reasonable terms if at all.

YEAR 2000 COMPLIANCE

     The Company's critical business systems including Copart Auction Systems
(CAS) and general ledger applications are Year 2000 compliant. Copart has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within Copart's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on the Company's results of operations.

FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the first quarter of fiscal 1999 and 1998, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 15% and 16%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

      The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities that are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation that are not currently reserved for.* Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. The soil contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

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

          27.1 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          None

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COPART, INC.


                                   /s/ Wayne R. Hilty
                                   ---------------------------------------------
                                   Wayne R. Hilty, Senior Vice President and
                                   Chief Financial Officer (duly authorized
                                   officer and principal financial and
                                   accounting officer)
                                   Date: December 1, 1998