Form 10-Q
period 1999-01-31
COPART INC
filed 1999-03-11
CIK 900075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999

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

                    YES    X               NO
                       --------              --------

     Number of shares of Common Stock outstanding as of March 3, 1999:
26,687,500

                         COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                JANUARY 31, 1999

    Description                                                 Page
    -----------                                                 ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS
             Consolidated Balance Sheets                          3
             Consolidated Statements of Income                    4
             Consolidated Statements of Cash Flows                5

             Notes to the Consolidated Financial Statements       6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             Vehicle Processing Programs                          8
             Composition of Revenues                              8
             Composition of Costs and Expenses                    9
             Acquisitions and New Openings                        9

             Results of  Operations                               9

             Liquidity and Capital Resources                     11

             Year 2000 Compliance                                12

             Factors Affecting Future Results                    13

PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                    16

    ITEM 6 - EXHIBITS AND  REPORTS ON FORM 8-K                   16
             Signatures                                          17

                        COPART, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                   January 31,                July 31,
                                                                                      1999                     1998
                                                                              ----------------------   ----------------------
                                                                                   (Unaudited)
                                    ASSETS
 Current assets:
           Cash and cash equivalents                                                   $ 22,795,200             $ 15,733,500
           Short-term investments                                                           713,900               13,062,200
           Accounts receivable, net                                                      40,698,100               32,751,500
           Vehicle pooling costs                                                         11,519,200                9,399,700
           Deferred income taxes                                                            614,900                  614,900
           Prepaid expenses and other assets                                              3,422,700                3,426,600
                                                                              ----------------------   ----------------------
                        Total current assets                                             79,764,000               74,988,400
 Property and equipment, net                                                             45,356,300               37,562,300
 Intangibles and other assets, net                                                       76,812,300               78,391,400
                                                                              ----------------------   ----------------------
                        Total assets                                                   $201,932,600             $190,942,100
                                                                              ----------------------   ----------------------
                                                                              ----------------------   ----------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
           Current portion of long-term debt                                           $    464,700             $    621,300
           Accounts payable and accrued liabilities                                      11,653,300               11,674,800
           Deferred revenue                                                               6,625,500                5,602,800
           Income taxes payable                                                           1,108,000                        -
           Other current liabilities                                                      1,699,400                2,260,800
                                                                              ----------------------   ----------------------
                        Total current liabilities                                        21,550,900               20,159,700
 Deferred income taxes                                                                    1,122,000                1,122,000
 Long-term debt, less current portion                                                     7,624,900                7,804,100
 Other liabilities                                                                        1,714,000                1,673,700
                                                                              ----------------------   ----------------------
                        Total liabilities                                                32,011,800               30,759,500
                                                                              ----------------------   ----------------------
 Shareholders' equity:
           Common stock, no par value - 30,000,000 shares authorized; 26,687,000 and 26,550,120 shares issued and outstanding
                at January 31, 1999 and July 31, 1998, respectively                     113,928,500              113,202,600
           Retained earnings                                                             55,992,300               46,980,000
                                                                              ----------------------   ----------------------
                        Total shareholders' equity                                      169,920,800              160,182,600
                                                                              ----------------------   ----------------------
 Commitments and contingencies
                        Total liabilities and shareholders' equity                     $201,932,600             $190,942,100
                                                                              ----------------------   ----------------------
                                                                              ----------------------   ----------------------

          See accompanying notes to consolidated financial statements.

              COPART, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)

                                                Three months ended January 31,     Six months ended January 31,
                                             --------------------------------    --------------------------------
                                                  1999              1998              1999              1998
                                             --------------    --------------    --------------    --------------
 Revenues:
        Salvage fees                           $27,133,300       $21,480,700       $52,357,000       $44,046,700
        Transportation revenue                   3,938,100         3,558,000         7,920,000         6,575,500
        Purchased vehicle revenue                  982,900         1,134,900         1,970,400         3,042,300
                                             --------------    --------------    --------------    --------------
              Total revenues                    32,054,300        26,173,600        62,247,400        53,664,500
                                             --------------    --------------    --------------    --------------
 Operating costs and expenses:
        Yard and fleet                          19,122,800        16,175,600        37,703,200        34,213,100
        General and administrative               3,058,000         2,687,100         6,034,000         5,395,400
        Depreciation and amortization            2,435,300         1,928,800         4,725,100         3,859,300
                                             --------------    --------------    --------------    --------------
              Total operating expenses          24,616,100        20,791,500        48,462,300        43,467,800
                                             --------------    --------------    --------------    --------------
              Operating income                   7,438,200         5,382,100        13,785,100        10,196,700
                                             --------------    --------------    --------------    --------------
 Other income (expense):
        Interest expense                          (147,200)         (157,400)         (296,700)         (348,700)
        Interest income                            381,100           406,700           819,000           794,300
        Other income                               167,900            29,200           402,500           166,200
                                             --------------    --------------    --------------    --------------
              Total other income                   401,800           278,500           924,800           611,800
                                             --------------    --------------    --------------    --------------
              Income before income taxes         7,840,000         5,660,600        14,709,900        10,808,500

 Income taxes                                    3,018,400         2,207,700         5,697,600         4,215,400
                                             --------------    --------------    --------------    --------------
              Net income                       $ 4,821,600       $ 3,452,900       $ 9,012,300       $ 6,593,100
                                             --------------    --------------    --------------    --------------
                                             --------------    --------------    --------------    --------------
 Basic net income per share                    $       .18       $    $  .13       $       .34       $       .25
                                             --------------    --------------    --------------    --------------
                                             --------------    --------------    --------------    --------------
 Weighted average shares
        outstanding                             26,652,000        26,306,600        26,616,300        26,242,000
                                             --------------    --------------    --------------    --------------
                                             --------------    --------------    --------------    --------------
 Diluted net income per share                  $       .18       $       .13       $       .33       $       .25
                                             --------------    --------------    --------------    --------------
                                             --------------    --------------    --------------    --------------
 Weighted average shares and dilutive
        potential common shares outstanding     27,537,400        26,912,000        27,391,600        26,854,400
                                             --------------    --------------    --------------    --------------
                                             --------------    --------------    --------------    --------------

          See accompanying notes to consolidated financial statements.

              COPART, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                                                                  Six months ended January 31,
                                                                         --------------------------------------------
                                                                                 1999                    1998
                                                                         --------------------   ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $  9,012,300             $ 6,593,100
      Adjustments to reconcile net income
         to net cash provided by operating activities:
            Depreciation and amortization                                          4,725,100               3,859,300
            Deferred rent                                                             40,300                 150,900
            (Gain)/ loss on sale of assets                                          (158,000)                 15,900
            Employee Stock Purchase Plan compensation                                 37,500                  23,600
            Changes in operating assets and liabilities:
               Accounts receivable                                                (7,946,600)             (4,214,300)
               Vehicle pooling costs                                              (2,119,500)               (771,400)
               Prepaid expenses and other current assets                            (189,300)               (692,600)
               Accounts payable and accrued liabilities                             (582,900)                438,100
               Deferred revenue                                                    1,022,700                 (36,900)
               Income taxes                                                        1,108,000                 984,500
                                                                         --------------------   ---------------------
                   Net cash provided by operating activities                       4,949,600               6,350,200
                                                                         --------------------   ---------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                         (10,736,700)             (4,932,300)
      Proceeds from sale of property and equipment                                   277,000                 116,400
      Sale of short-term investments, net                                         12,348,300                       -
      Other intangible asset additions                                                (4,500)                      -
      Purchase of property and equipment in connection
          with acquisitions                                                                -                 (90,500)
      Purchase of intangible assets in connection
         with acquisitions                                                                 -                (541,600)
      Deferred preopening costs                                                     (124,600)                      -
                                                                         --------------------   ---------------------
                   Net cash provided by (used in) investing                        1,759,500              (5,448,000)
                       activities                                        --------------------   ---------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants                       476,100                 523,900
      Proceeds from issuance of
         Employee Stock Purchase Plan shares                                         212,300                 133,400
      Principal payments on notes payable                                           (335,800)             (1,496,000)
                                                                         --------------------   ---------------------
                   Net cash  provided by (used in) financing
                       activities                                                    352,600                (838,700)
                                                                         --------------------   ---------------------
 Net increase in cash and cash equivalents                                         7,061,700                  63,500

 Cash and cash equivalents at beginning of period                                 15,733,500              27,684,500
                                                                         --------------------   ---------------------
 Cash and cash equivalents at end of period                                     $ 22,795,200             $27,748,000
                                                                         --------------------   ---------------------
                                                                         --------------------   ---------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                             $    296,700             $   348,700
                                                                         --------------------   ---------------------
                                                                         --------------------   ---------------------
      Income taxes paid                                                         $  4,432,500             $ 3,238,900
                                                                         --------------------   ---------------------
                                                                         --------------------   ---------------------

      See accompanying notes to consolidated financial statements.

                        COPART, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JANUARY 31, 1999
                                 (UNAUDITED)

NOTE 1 - General:

         In the opinion of the management of Copart, Inc. (the "Company" or "Copart"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 filed with the Securities and Exchange Commission.

         Gross proceeds generated from auctioned salvage vehicles were approximately $136,140,300 and $117,535,900 for the three months ended January 31, 1999 and 1998, and $283,346,000 and $247,095,200 for the six
months ended January 31, 1999 and 1998, respectively.

NOTE 2 - Net Income Per Share:

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                                      Three months ended January 31,         Six months ended January 31,
                                                      -------------------------------        ----------------------------
                                                          1999               1998                 1999           1998
                                                      -------------     -------------        -------------   ------------
Basic weighted shares outstanding                        26,652,000        26,306,600           26,616,300     26,242,000

Stock options and warrants outstanding                      885,400           605,400              775,300        612,400
                                                       ------------       -----------          -----------    -----------

Diluted weighted average shares outstanding              27,537,400        26,912,000           27,391,600     26,854,400
                                                       ------------       -----------          -----------    -----------
                                                       ------------       -----------          -----------    -----------

NOTE 3 - Stock Split

         On December 29,1998, the Board of Directors approved a two-for-one stock split of the Company's Common Stock. On the payment date of January 28, 1999, shareholders received one additional share for each share owned on the record date of January 14,1999. The impact of this stock split has been reflected retroactively in the accompanying consolidated financial statements.

NOTE 4 - Recently Adopted Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company adopted SFAS No. 130 during the period ended October 31, 1998, however the adoption of SFAS No. 130 did not have any effect on the reporting and display of the financial position, results of operations or cash flows of the Company. There is no difference, in the six months ended January 31, 1999, between net income and comprehensive income.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW IN THIS REPORT. THE COMPANY HAS ATTEMPTED TO IDENTIFY FORWARD-LOOKING STATEMENTS BY PLACING AN ASTERISK IMMEDIATELY FOLLOWING THE SENTENCE OR PHRASE THAT CONTAINS THE FORWARD-LOOKING STATEMENT.

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

          For the three months ended January 31, 1999 and 1998, approximately 50% and 45%, respectively, and for the six months ended January 31, 1999 and 1998, approximately 49% and 43%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

          For the three months ended January 31, 1999 and 1998, approximately 49% and 54%, respectively, and for the six months ended January 31, 1999 and 1998, approximately 50% and 56%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

          For the three and six months ended January 31, 1999 and 1998, approximately 1%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

         Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP program by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

COMPOSITION OF REVENUES

         Revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed programs where the Company charges for title processing, special preparation, storage and auctioning. Salvage fees also include fees charged vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at the Company's auctions for vehicles processed under the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

         Copart has experienced significant growth as it acquired ten salvage vehicle auction facilities and established twelve new facilities since the beginning of fiscal 1996. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired, consisting principally of goodwill, is being amortized over periods not exceeding 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

         As part of the Company's overall expansion strategy of offering integrated nationwide service to vehicle suppliers, the Company anticipates additional openings or acquisitions in new regions, as well as the regions currently served by the Company. * To date during fiscal 1999, the Company opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. During fiscal 1998, the Company acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan. In addition, during fiscal 1998, the Company opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill and covenants not to compete. *

                          RESULTS OF OPERATIONS

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

REVENUES

         Revenues were approximately $32.1 million during the three months ended January 31, 1999, an increase of approximately $5.9 million, or 22.5%, over the three months ended January 31, 1998. The change in revenues is due primarily to a $5.7 million increase in salvage fees plus a $0.4 million increase in transportation revenue, offset by a $0.2 million decrease in purchase vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

          New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit contributed $3.1 million of new salvage fee and transportation revenues for the three months ended January 31, 1999. Existing yard salvage fee and transportation revenues increased by $2.9 million, or 11.7%, and existing yard purchase vehicle revenues decreased by $0.2 million, or 20%, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $19.1 million during the three months ended January 31, 1999, an increase of approximately $2.9 million, or 18%, over the comparable period in fiscal 1998. Approximately $2.4 million of yard and fleet expenses were attributable to new facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit. The remainder of the increase in yard and fleet was attributable to yard and fleet expenses from existing operations. Yard and fleet expenses decreased to 60% of revenues during the second quarter of fiscal 1999, as compared to 62% of revenues during the same period of fiscal 1998.

         General and administrative expenses were approximately $3.1 million during the three months ended January 31, 1999, an increase of approximately $0.4 million, or 14%, over the comparable period in fiscal 1998. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses remained unchanged at 10% of revenues during the second quarter of fiscal 1999 and 1998.

         Depreciation and amortization expense was approximately $2.4 million during the three months ended January 31, 1999, an increase of approximately $0.5 million, or 26%, over the comparable period in fiscal 1998. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1998.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $7.4 million during the three months ended January 31, 1999, an increase of approximately $2.1 million, or 38%, over the comparable period in fiscal 1998. New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit produced $0.4 million of this increase. Existing facilities produced $1.7 million of the increase due to improved PIP percentages and the implementation of the Copart Auction System.

         Total other income was approximately $0.4 million during the three months ended January 31, 1999, an increase of approximately $0.1 million, over the three months ended January 31, 1998. This increase was due primarily to additional rental income.

         The effective income tax rate for both of the three-month periods ended January 31, 1999 and 1998 was approximately 39%.

         Due to the foregoing factors, Copart realized net income of approximately $4.8 million for the three months ended January 31, 1999, compared to net income of approximately $3.5 million for the three months ended January 31, 1998.

Six Months Ended January 31, 1999 Compared to Six Months Ended January 31,
1998

REVENUES

         Revenues were approximately $62.2 million during the six months ended January 31, 1999, an increase of approximately $8.6 million, or 16.0%, over the six months ended January 31, 1998. The change in revenues is due primarily to a $8.3 million increase in salvage fees plus a $1.4 million increase in transportation revenue, offset by a $1.1 million decrease in purchase vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

         New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit contributed $5.8 million of new salvage fee and transportation revenues for the six months ended January 31, 1999. Existing yard salvage fee and transportation revenues increased by $3.7 million, or 7.3%, and existing yard purchased vehicle revenues decreased by $1.2 million, or 40% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $37.7 million during the six months ended January 31, 1999, an increase of approximately $3.5 million, or 10%, over the comparable period in fiscal 1998. Approximately $4.6 million of yard and fleet expenses were attributable to new facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit. The decrease in existing facilities yard and fleet expense was primarily the result of the decrease in the cost of Purchase Program vehicles due to terminated or renegotiated purchase contracts. Yard and fleet expenses decreased to 61% of revenues during the first six months of fiscal 1999, as compared to 64% of revenues during the same period of fiscal 1998.

         General and administrative expenses were approximately $6.0 million during the six months ended January 31, 1999, an increase of approximately $0.6 million, or 12%, over the comparable period in fiscal 1998. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses remained unchanged at 10% of revenues during the first six months of fiscal 1999 and 1998.

         Depreciation and amortization expense was approximately $4.7 million during the six months ended January 31, 1999, an increase of approximately $0.9 million, or 22%, over the comparable period in fiscal 1998. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1998.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $13.8 million during the six months ended January 31, 1999, an increase of approximately $3.6 million or 35% over the comparable period in fiscal 1999. New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines and Detroit produced $0.8 million of this increase. Existing facilities produced $2.8 million of the increase due to improved PIP percentages and the implementation of the Copart Auction System.

         Total other income was approximately $0.9 million during the six months ended January 31, 1999, an increase of approximately $0.3 million, over the six months ended January 31, 1998. This increase was due primarily to additional rental income.

         The effective income tax rate for both of the six-month periods ended January 31, 1999 and 1998 was approximately 39%.

         Due to the foregoing factors, Copart realized net income of approximately $9.0 million for the six months ended January 31, 1999, compared to net income of approximately $6.6 million for the six months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

         At January 31, 1999, Copart had working capital of approximately $58.2 million, including cash, cash equivalents and short-term investments of approximately $23.5 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

         Copart generated cash from operations of approximately $4.9 million and $6.4 million, during the six months ended January 31, 1999 and 1998, respectively.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $10.7 million and $4.9 million for the six months ended January 31, 1999, and 1998, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

         Cash, cash equivalents and short-term investments decreased by approximately $5.3 million for the six months ended January 31, 1999. The decrease is due primarily to additions to property and equipment, increases in accounts receivable, and other working capital changes. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

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

YEAR 2000 COMPLIANCE

GENERAL

         Various year 2000 issues result from computer programs written using a two-digit date field rather than four to define the applicable year. Certain computer programs utilizing a two-digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

         The Company's internal information technology (IT) systems include all hardware and software used in its computer systems. The Company's non-IT systems include telephone and alarm systems, office equipment, and motor vehicle electronic components.

COMPANY'S STATE OF READINESS

         The Company has completed an assessment of its internal information systems relative to the Year 2000 issue. The assessment has confirmed that the hardware and software the Company currently uses is Year 2000 compliant. In addition, the company has surveyed non-IT systems and concluded that they are also year 2000 compliant.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The Company has not had any specific Year 2000 costs. The systems used by the Company are relatively new and Year 2000 compliance was built into these new systems.

RISKS TO THE COMPANY

         The Company has initiated informal communications with many of its significant third parties and suppliers (Insurance companies, Banks and State Motor Vehicle Departments) to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received some assurances regarding these issues from these third parties, but there are no guarantees these third party systems will be compliant. In addition, the event of non-compliance may have a material effect on the operations of the Company. For example, if some of the Company's suppliers are not Year 2000 compliant it could impact the Company's ability to obtain orders from those suppliers.

         The Company believes its exposure to the Year 2000 issue will come mainly from third parties, either as the result of these parties not being prepared, or other parties these third parties rely upon not being prepared. Although there can be no assurance that unforeseen problems will not occur, the Company expects that all critical internal Year 2000 issues will be resolved as encountered.

CONTINGENCY PLANS

         The Company currently has no formal Year 2000 contingency plans.

FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the second quarter of fiscal 1999 and 1998, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 15% and 16%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

         The Company's operating results have fluctuated in the past and may fluctuate significantly in the future depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, the availability of vehicles and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

         The market price of the Company's Common Stock is subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the inability to continue to increase service fees, the timing and size of acquisitions and facility openings, the loss of vehicle suppliers or buyers, the announcement of new vehicle supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its vehicle suppliers, environmental problems or litigation. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the specific operating performance of companies.

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

         Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially owns approximately 40% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholders.

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

                       PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Company was held on December 8, 1998 (the "Meeting").

         (b)   The following directors were elected at the Meeting:

                      Willis J. Johnson
                      Marvin L. Schmidt
                      A. Jayson Adair
                      James Grosfeld
                      James E. Meeks
                      Jonathan Vannini
                      Harold Blumenstein

         (c) The results of the vote on the matters voted upon at the meeting are:

                   (i)   Election of Directors       For           Withheld
                         ---------------------       ---           --------
                         Willis J. Johnson           12,440,164    45,012
                         Marvin L. Schmidt           12,438,851    46,325
                         A. Jayson Adair             12,415,328    69,848
                         James Grosfeld              12,434,922    50,254
                         James E. Meeks              12,415,599    69,577
                         Jonathan Vannini            12,452,151    33,025
                         Harold Blumenstein          12,453,564    31,612

                   (ii) Ratification of KPMG LLP as independent auditors for the Company for fiscal year 1999:

                          For            Against    Abstained  No Vote
                          ---            ------     ---------  -------
                          12,482,579      786        1,811      -0-

               The foregoing matters are described in more detail in the Company's definitive proxy statement dated October 26, 1998 relating to the Meeting.

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

                            COPART, INC.

                            /s/ Wayne R. Hilty
                            ------------------------------------------------
                            Wayne R. Hilty, Senior Vice President and
                            Chief Financial Officer (duly authorized officer and principal financial and accounting officer)
                            Date: March 9, 1999