Form 10-Q/A
period 1998-10-31
COPART INC
filed 1999-03-15
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



(Mark One)

/X/ Amendment No.1 to Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998

                                       OR

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

                         YES   X       NO
                            -------      -------

    Number of shares of Common Stock outstanding as of December 1, 1998:
                                13,317,710

The Registrant is filing this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended October 31, 1998, in order to revise the discussion of its Year 2000 Compliance that is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of said Report.

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



                              COPART, INC.

                              /s/ Wayne R. Hilty
                              -----------------------------------------------
                              Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and
                              accounting officer)
                              Date: March 11, 1999