Form 10-Q
period 1999-04-30
COPART INC
filed 1999-06-14
CIK 900075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999

                     OR

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from              to
                                                             ------------
         ------------

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

                                    YES   X       NO
                                       -------      -------
   Number of shares of Common Stock outstanding as of June 3, 1999: 26,724,100

                          COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                 APRIL 30, 1999

       Description                                                       Page
       -----------                                                       ----
PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS
              Consolidated Balance Sheets                                  3
              Consolidated Statements of Income                            4
              Consolidated Statements of Cash Flows                        5
              Notes to the Consolidated Financial Statements               6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
              Vehicle Processing Programs                                  7
              Composition of Revenues                                      7
              Composition of Costs and Expenses                            8
              Acquisitions and New Openings                                8
              Results of Operations                                        8
              Liquidity and Capital Resources                             10
              Year 2000 Compliance                                        11
              Factors Affecting Future Results                            12

PART II - OTHER INFORMATION


      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           15
              Signatures                                                  15
              Exhibit 27.1 Financial Data Schedule                        16

ITEM 1- FINANCIAL STATEMENTS

                        COPART, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                                              April 30,                 July 31,
                                                                                1999                     1998
                                                                        ----------------------   ----------------------
                                    ASSETS

 Current assets:
           Cash and cash equivalents                                             $ 38,070,300             $ 15,733,500
           Short-term investments                                                           -               13,062,200
           Accounts receivable, net                                                36,195,000               32,751,500
           Vehicle pooling costs                                                   10,243,100                9,399,700
           Deferred income taxes                                                      614,900                  614,900
           Prepaid expenses and other assets                                        3,631,700                3,426,600
                                                                        ----------------------   ----------------------
                        Total current assets                                       88,755,000               74,988,400
 Property and equipment, net                                                       47,512,300               37,562,300
 Intangibles and other assets, net                                                 76,057,300               78,391,400
                                                                        ----------------------   ----------------------
                        Total assets                                            $ 212,324,600            $ 190,942,100
                                                                        ----------------------   ----------------------
                                                                        ----------------------   ----------------------


                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
           Current portion of long-term debt                                        $ 363,500                $ 621,300
           Accounts payable and accrued liabilities                                16,177,900               11,674,800
           Deferred revenue                                                         5,835,600                5,602,800
           Income taxes payable                                                     1,337,700                        -
           Other current liabilities                                                1,710,900                2,260,800
                                                                        ----------------------   ----------------------
                        Total current liabilities                                  25,425,600               20,159,700
 Deferred income taxes                                                              1,122,000                1,122,000
 Long-term debt, less current portion                                               7,592,500                7,804,100
 Other liabilities                                                                  1,727,900                1,673,700
                                                                        ----------------------   ----------------------
                        Total liabilities                                          35,868,000               30,759,500
                                                                        ----------------------   ----------------------

 Shareholders' equity:

           Common stock, no par value - 30,000,000 shares authorized; 26,724,100 and 26,550,120 shares issued and outstanding
                at April 30, 1999 and July 31, 1998, respectively                 114,179,400              113,202,600
           Retained earnings                                                       62,277,200               46,980,000
                                                                        ----------------------   ----------------------
                        Total shareholders' equity                                176,456,600              160,182,600
                                                                        ----------------------   ----------------------
 Commitments and contingencies
                        Total liabilities and shareholders' equity              $ 212,324,600            $ 190,942,100
                                                                        ----------------------   ----------------------
                                                                        ----------------------   ----------------------

         See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three months ended April 30,                 Nine months ended April 30,
                                               ---------------------------------------    -----------------------------------------
                                                     1999                  1998                  1999                   1998
                                               ------------------   ------------------    ------------------    -------------------
 Revenues:
        Salvage fees                                $33,885,300           $25,505,500           $86,242,300            $69,552,200
        Transportation revenue                        4,887,600             3,958,500            12,807,600             10,534,000
        Purchased vehicle revenue                     1,241,900             1,104,700             3,212,300              4,147,100
                                               -----------------   -------------------    ------------------    -------------------
              Total revenues                         40,014,800            30,568,700           102,262,200             84,233,300
                                               -----------------   -------------------    ------------------    -------------------
 Operating costs and expenses:
       Yard and fleet                                24,577,000            18,718,100            62,280,200             52,931,200
       General and administrative                     3,185,700             3,276,400             9,219,700              8,671,800
       Depreciation and amortization                  2,503,200             1,924,100             7,228,300              5,783,400
                                               -----------------   -------------------    ------------------    -------------------
              Total operating expenses               30,265,900            23,918,600            78,728,200             67,386,400
                                               -----------------   -------------------    ------------------    -------------------
              Operating income                        9,748,900             6,650,100            23,534,000             16,846,900
                                               -----------------   -------------------    ------------------    -------------------
 Other income (expense):
       Interest expense                                (144,700)             (150,400)             (441,400)              (499,000)
       Interest income                                  312,700               430,300             1,131,700              1,224,600
       Other income                                     138,800               123,000               541,300                289,200
                                               -----------------   -------------------    ------------------    -------------------
              Total other income                        306,800               402,900             1,231,600              1,014,800
                                               -----------------   -------------------    ------------------    -------------------
              Income before income taxes             10,055,700             7,053,000            24,765,600             17,861,700
 Income taxes                                         3,770,800             2,750,500             9,468,400              6,965,800
                                               -----------------   -------------------    ------------------    -------------------
              Net income                            $ 6,284,900           $ 4,302,500           $15,297,200            $10,895,900
                                               -----------------   -------------------    ------------------    -------------------
                                               -----------------   -------------------    ------------------    -------------------
 Basic net income per share                               $ .24                 $ .16                 $ .57                  $ .41
                                               -----------------   -------------------    ------------------    -------------------
                                               -----------------   -------------------    ------------------    -------------------
 Weighted average shares
      outstanding                                    26,705,800            26,435,400            26,645,500             26,305,000
                                               -----------------   -------------------    ------------------    -------------------
                                               -----------------   -------------------    ------------------    -------------------
 Diluted net income per share                             $ .23                 $ .16                 $ .55                  $ .40
                                               -----------------   -------------------    ------------------    -------------------
                                               -----------------   -------------------    ------------------    -------------------
 Weighted average shares and dilutive
       potential common shares outstanding           27,797,100            27,057,600            27,867,800             26,916,400
                                               -----------------   -------------------    ------------------    -------------------
                                               -----------------   -------------------    ------------------    -------------------


          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine months ended April 30,
                                                                          ---------------------------------------
                                                                                1999                 1998
                                                                          ------------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $ 15,297,200         $ 10,895,900
      Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                                            7,228,300            5,783,400
         Deferred rent                                                               54,200              226,400
         (Gain) / loss on sale of assets                                           (172,300)              35,500
         Employee Stock Purchase Plan compensation                                   37,500               23,600
         Changes in operating assets and liabilities:
                Accounts receivable                                              (3,443,500)             498,800
                Vehicle pooling costs                                              (843,400)             181,500
                Prepaid expenses and other current assets                          (379,600)          (1,400,500)
                Accounts payable and accrued liabilities                          3,953,200            2,707,700
                Deferred revenue                                                    232,800             (521,700)
                Income taxes                                                      1,337,700              740,000
                                                                          ------------------   ------------------
                   Net cash provided by operating activities                     23,302,100           19,170,600
                                                                          ------------------   ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                        (14,482,200)          (8,383,100)
      Proceeds from sale of property and equipment                                  307,700              347,400
      Sale of short-term investments, net                                        13,062,200                    -
      Other intangible asset additions                                              (29,100)              (5,200)
      Purchase of net current assets in connection with acquisitions                      -             (262,000)
      Purchase of property and equipment in connection
         with acquisitions                                                                -             (492,900)
      Purchase of intangible assets in connection
        with acquisitions                                                                 -             (791,600)
      Deferred preopening costs                                                    (293,800)                   -
                                                                          ------------------   ------------------
                    Net cash used in investing activities                        (1,435,200)          (9,587,400)
                                                                          ------------------   ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants                      727,000              561,400
      Proceeds from issuance of
         Employee Stock Purchase Plan shares                                        212,300              133,400
      Principal payments on notes payable                                          (469,400)          (1,293,500)
                                                                          ------------------   ------------------
                    Net cash  provided by / (used in) financing activities          469,900             (598,700)
                                                                          ------------------   ------------------
 Net increase in cash and cash equivalents                                       22,336,800            8,984,500
 Cash and cash equivalents at beginning of period                                15,733,500           27,684,500
                                                                          ------------------   ------------------
 Cash and cash equivalents at end of period                                    $ 38,070,300         $ 36,669,000
                                                                          ------------------   ------------------
                                                                          ------------------   ------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                               $ 441,600            $ 499,200
                                                                          ------------------   ------------------
                                                                          ------------------   ------------------
      Income taxes paid                                                         $ 8,955,500          $ 5,920,600
                                                                          ------------------   ------------------
                                                                          ------------------   ------------------

       See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (UNAUDITED)

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

         Gross proceeds generated from auctioned salvage vehicles were approximately $183,555,900 and $146,943,700 for the three months ended April 30, 1999 and 1998, and $466,901,900 and $394,038,900 for the nine months ended April 30, 1999 and 1998, respectively.

NOTE 2 - Net Income Per Share:

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                                        Three months ended April 30,           Nine months ended April 30,
                                                        -----------------------------          --------------------------
                                                           1999               1998                  1999          1998
                                                        -----------       -----------          -----------    -----------
Basic weighted shares outstanding                        26,705,800        26,435,400           26,645,500     26,305,000

Stock options and warrants outstanding                    1,091,300           622,200            1,222,300        611,400
                                                        -----------       -----------          -----------    -----------

Diluted weighted average shares outstanding              27,797,100        27,057,600           27,867,800     26,916,400
                                                        -----------       -----------          -----------    -----------
                                                        -----------       -----------          -----------    -----------

NOTE 3 - New Openings:

         During February 1999, the Company opened a new 60-acre full service automotive auction facility to service the Austin and San Antonio, Texas area and a new 15-acre facility in Nashville, Tennessee. With the addition of these locations, the Company has 62 facilities in 32 states.

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

          For the three months ended April 30, 1999 and 1998, approximately 51% and 48%, respectively, and for the nine months ended April 30, 1999 and 1998, approximately 49% and 45%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

          For the three months ended April 30, 1999 and 1998, approximately 48% and 51%, respectively, and for the nine months ended April 30, 1999 and 1998, approximately 50% and 54%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

          For the three and nine months ended April 30, 1999 and 1998, approximately 1%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

         Copart has experienced significant growth as it acquired ten salvage vehicle auction facilities and established fourteen new facilities since the beginning of fiscal 1996. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired, consisting principally of goodwill, is being amortized over periods not exceeding 40 years. Costs related to the opening of new auction facilities, such as preopening payroll and various training expenses, are deferred until the auction facilities open and are amortized over the subsequent 12 months.

         As part of the Company's overall expansion strategy of offering integrated nationwide service to vehicle suppliers, the Company anticipates additional openings or acquisitions in new regions, as well as the regions currently served by the Company. * To date during fiscal 1999, the Company has opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. During fiscal 1998, the Company acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan. In addition, during fiscal 1998, the Company opened new facilities in Orlando, Florida, Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill and covenants not to compete. *

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

REVENUES

         Revenues were approximately $40.0 million during the three months ended April 30, 1999, an increase of approximately $9.4 million, or 31.0%, over the three months ended April 30, 1998. The change in revenues is due primarily to a $8.4 million increase in salvage fees plus a $0.9 million increase in transportation revenue, plus a $0.1 million increase in purchased vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

          New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines, Detroit, Nashville and Austin/San Antonio contributed $3.7 million of new salvage fee and transportation revenues for the three months ended April 30, 1999. Existing yard salvage fee and transportation revenues increased by $5.6 million, or 19.1%, and existing yard purchased vehicle revenues increased by $0.1 million, or 6.6%, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $24.6 million during the three months ended April 30, 1999, an increase of approximately $5.9 million, or 31.3%, over the comparable period in fiscal 1998. Approximately $2.4 million of yard and fleet expenses were attributable to new facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines, Detroit, Nashville and Austin/San Antonio. The remainder of the increase in yard and fleet was attributable to yard and fleet expenses from existing operations. Yard and fleet expenses remained unchanged at 61% of revenues during the third quarter of fiscal 1999 and 1998.

         General and administrative expenses were approximately $3.2 million during the three months ended April 30, 1999, a decrease of approximately $0.1 million, or 3%, over the comparable period in fiscal 1998. General and administrative expenses decreased to 8% of revenues during the third quarter of fiscal 1999 as compared to 11% of revenues during the same period of fiscal 1998.

         Depreciation and amortization expense was approximately $2.5 million during the three months ended April 30, 1999, an increase of approximately $0.6 million, or 30%, over the comparable period in fiscal 1998. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1998 and the nine months ended April 30, 1999.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $9.7 million during the three months ended April 30, 1999, an increase of approximately $3.1 million, or 46.6% over the comparable period in fiscal 1998. New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines, Detroit, Nashville and Austin/San Antonio produced $1.4 million of this increase. Existing facilities produced $1.7 million of the increase due to improved PIP percentages, market share gains, favorable weather and other factors.

         Total other income was approximately $0.3 million during the three months ended April 30, 1999, a decrease of approximately $0.1 million, over the three months ended April 30, 1998. This decrease was due primarily to lower interest income.

         The Company's effective income tax rate of 38% applicable to the three months ended April 30, 1999 is comparable to the effective income tax rate for the three months ended April 30, 1998 of 39%.

         Due to the foregoing factors, Copart realized net income of approximately $6.3 million for the three months ended April 30, 1999, compared to net income of approximately $4.3 million for the three months ended April 30, 1998.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998

REVENUES

         Revenues were approximately $102.3 million during the nine months ended April 30, 1999, an increase of approximately $18.0 million, or 21.4%, over the nine months ended April 30, 1998. The change in revenues is due primarily to a $16.7 million increase in salvage fees plus a $2.2 million increase in transportation revenue, offset by a $0.9 million decrease in purchased vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

          New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines, Detroit, Nashville and Austin/San Antonio contributed $9.6 million of new salvage fee and transportation revenues for the nine months ended April 30, 1999. Existing yard salvage fee and transportation revenues increased by $9.3 million, or 11.7%, and existing yard purchased vehicle revenues decreased by $1.1 million, or 26.8% compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $62.3 million during the nine months ended April 30, 1999, an increase of approximately $9.3 million, or 17.7%, over the comparable period in fiscal 1998. Approximately $7.0 million of yard and fleet expenses were attributable to new facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines, Detroit, Nashville and Austin/San Antonio. The remainder of the increase in yard and fleet was attributable to yard and fleet expenses from existing operations. Yard and fleet expenses decreased to 61% of revenues during the first nine months of fiscal 1999, as compared to 63% of revenues during the same period of fiscal 1998.

         General and administrative expenses were approximately $9.2 million during the nine months ended April 30, 1999, an increase of approximately $0.5 million, or 6.3%, over the comparable period in fiscal 1998. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 9% of revenues during the first nine months of fiscal 1999, as compared to 10% of revenues during the first nine months of fiscal 1998.

         Depreciation and amortization expense was approximately $7.2 million during the nine months ended April 30, 1999, an increase of approximately $1.4 million, or 25%, over the comparable period in fiscal 1998. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1998 and the nine months ended April 30, 1999.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $23.5 million during the nine months ended April 30, 1999, an increase of approximately $6.7 million or 40% over the comparable period in fiscal 1999. New facilities in Avon, Raleigh, Orlando, Columbia, Las Vegas, Mobile, San Diego, Des Moines, Detroit, Nashville and Austin/San Antonio produced $2.2 million of this increase. Existing facilities produced $4.5 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors.

         Total other income was approximately $1.2 million during the nine months ended April 30, 1999, an increase of approximately $0.2 million over the nine months ended April 30, 1998. This increase was due primarily to additional rental income.

         The effective income tax rate of 38% applicable to the nine months ended April 30, 1999 is comparable to the effective income tax rate for the nine months ended April 30, 1998 of 39%.

         Due to the foregoing factors, Copart realized net income of approximately $15.3 million for the nine months ended April 30, 1999, compared to net income of approximately $10.9 million for the nine months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

         At April 30, 1999, Copart had working capital of approximately $63.3 million, including cash and cash equivalents of approximately $38.1 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

         Copart generated cash from operations of approximately $23.3 million and $19.2 million, during the nine months ended April 30, 1999 and 1998, respectively.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $14.5 million and $8.4 million for the nine months ended April 30, 1999, and 1998, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

         Cash and cash equivalents increased by approximately $22.3 million for the nine months ended April 30, 1999. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

         The Company believes that its currently available cash, cash generated from operations and borrowing availability under its bank credit facilities and equipment leasing lines will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for at least 12 months.* However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, or if new financing is required, that it will be available on reasonable terms if at all.

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

COMPANY'S STATE OF READINESS
         The Company has completed an assessment of its internal information systems relative to the Year 2000 issue. The assessment has determined that the hardware and software the Company currently uses is Year 2000 compliant. In addition, the Company has surveyed non-IT systems and concluded that they are also Year 2000 compliant.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The Company has not had any specific Year 2000 costs. All of the internal systems used by the Company are relatively new and Year 2000 compliance was built into these new systems.

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

FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the third quarter of fiscal 1999 and 1998, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 14% and 16%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event that vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

         The Company's operating results have fluctuated in the past and may fluctuate significantly in the future depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values of salvage vehicles, the availability of vehicles, and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

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

         The Company seeks to increase sales and profitability primarily through the increase of salvage vehicle volume and revenue at existing facilities, the opening of new facilities, and the acquisition of other salvage vehicle auction facilities. There can be no assurance that the Company will be able to continue to acquire additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized at such facilities prior to their acquisition by the Company. Additionally, as the Company continues to grow, its openings and acquisitions will have to be more numerous or of a larger size in order to have a material impact on the Company's operations. The ability of the Company to achieve its expansion objectives and to manage its growth is also dependent on other factors, including the integration of new facilities into existing operations, the establishment of new relationships or expansion of existing relationships with vehicle suppliers, the identification and lease of suitable premises on competitive terms and the availability of capital. The size and timing of such acquisitions and openings may vary. Management believes that facilities opened by the Company require more time to reach revenue and profitability levels comparable to its existing facilities and may have greater working capital requirements than those facilities acquired by the Company. Therefore, to the extent that the Company opens a greater number of facilities in the future than it has historically, the Company's growth rate in revenues and profitability may be adversely affected.

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

         The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities that are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation that are not currently reserved for. * Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. The soil contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

         The salvage vehicle auction industry is highly fragmented in many markets. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAAI"). IAAI is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers. The Company may also encounter competition from new market entrants that are significantly larger and have greater financial resources. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage buying groups, automobile manufacturers, automobile auctioneers, and software companies. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers.

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

                                    COPART, INC.
                                    /s/ Wayne R. Hilty
                                    -----------------------------------------
                                    Wayne R. Hilty, Senior Vice President and
                                    Chief Financial Officer (duly authorized
                                    officer and principal financial and
                                    accounting officer)
                                    Date: June 14, 1999