Form 10-K405
period 1999-07-31
COPART INC
filed 1999-10-18
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)

/X/      Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended: July 31, 1999

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

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of October 13, 1999 was $345,510,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

  At October 13, 1999 registrant had outstanding 26,848,469 shares of Common Stock.

                             ----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III incorporates certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 7, 1999 (the "Proxy Statement").

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I
         ITEM 1 - Business
                     General                                                                  3
                     The Salvage Vehicle Auction Industry                                     3
                     Industry Participants                                                    3
                     The Insurance Adjustment and Vehicle Auction Process                     4
                     Operating Strategy                                                       5
                     Growth Strategy                                                          8
                     Supply Arrangements and Supplier Marketing                              10
                     Buyers                                                                  11
                     Competition                                                             11
                     Environmental Matters                                                   12
                     Governmental Regulations                                                13
                     Management Information System                                           14
                     Employees                                                               14
                     Factors Affecting Future Results                                        14
                     Executive Officers of the Registrant                                    16

         ITEM 2 - Properties                                                                 17
         ITEM 3 - Legal Proceedings                                                          17
         ITEM 4 - Submission of Matters to a Vote of Security Holders                        17

PART II

         ITEM 5 - Market Registrant's Common Equity and Related
                  Stockholder Matters                                                        17
         ITEM 6 - Selected Financial Data                                                    18
         ITEM 7 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        19
         ITEM 7A - Quantitative and Qualitative Disclosures About
                   Market Risk                                                               25
         ITEM 8 - Financial Statements and Supplementary Data                                25
         ITEM 9 - Changes in and Disagreements with Accountants on
                  Accounting And Financial Disclosure                                        25

PART III

         ITEM 10 - Directors and Executive Officers of the Registrant                        25
         ITEM 11 - Executive Compensation                                                    25
         ITEM 12 - Security Ownership of Certain Beneficial Owners
                   and Management                                                            25
         ITEM 13 - Certain Relationships and Related Transactions                            25

PART IV

         ITEM 14 - Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                               26

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

         During fiscal year ending July 31, 1999, Copart has acquired three additional salvage vehicle auction facilities and opened two new facilities. Acquisitions include facilities in McAllen, Texas; Huntsville, Alabama and Wichita, Kansas. New salvage vehicle auction sites have been opened in Nashville, Tennessee and Austin/San Antonio, Texas.

         Copart was organized as a California corporation in 1982. The Company's principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and its telephone number at that address is (707) 748-5000.

THE SALVAGE VEHICLE AUCTION INDUSTRY

         Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles to the salvage vehicle auction industry historically has been insurance companies. Of the total number of vehicles processed by the Company in fiscal 1999, approximately 88% were obtained from insurance company suppliers. While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities continue to exist either to open or acquire facilities. *

INDUSTRY PARTICIPANTS

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

 VEHICLE BUYERS. Vehicle dismantlers, rebuilders, repair licensees and used car dealers are the primary buyers of salvage vehicles. Vehicle dismantlers, which the Company believes are the largest group of salvage vehicle buyers, either dismantle a vehicle and sell parts individually or sell the entire vehicle to rebuilders, used automobile dealers or the public. Vehicle rebuilders and vehicle repair licensees repair salvage vehicles for sale to used car dealers and noncommercial buyers. Used automobile dealers will generally purchase recovered stolen or slightly damaged vehicles directly from a salvage vehicle auction facility.

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

         In disposing of a salvage vehicle, a vehicle supplier assigns the vehicle to a salvage vehicle auction company with which it has a contractual or other relationship. Upon receipt of the pick-up order, which is conveyed by telephone, facsimile, through an Electronic Data Interchange (EDI) connection or by accessing the Company's web site, the salvage vehicle auction company dispatches one of its transporters or a contract towing company to transport the vehicle to the salvage vehicle auction company's facility. As a service to the vehicle supplier, the salvage vehicle auction company customarily pays advance charges (reimbursable charges paid by the Company on behalf of vehicle suppliers) to obtain the subject vehicle's release from a towing company or vehicle repair facility. Typically, advance charges are paid on behalf of the vehicle supplier and are recovered by the salvage vehicle auction company upon sale of the salvage vehicle.

         After being received and evaluated at the salvage vehicle auction facility, the vehicle remains in storage and cannot be sold at an auction until ownership documents are transferred from the insured vehicle owner and title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency (or "DMV"). If a vehicle is a total loss (as determined by the insurance company), it can be sold in most states upon settlement with and receipt of title documents from the insured. Total loss vehicles may be sold in most states only after obtaining a salvage certificate from the DMV; however, in some states only a bill of sale from the insured is required. Upon receipt of the appropriate documentation from the state DMV or the insured, which is generally received within 45 to 60 days of vehicle pick-up, the salvage vehicle auction company auctions the vehicle. Vehicles are sold primarily through weekly or biweekly live auctions, supplemented by Internet bids. At the Company, bids are accepted in person, by Internet and occasionally by sealed bid.

         At the Company's facilities, the vehicles to be auctioned are moved from storage areas to a sales area for the convenience of the buyers. At the Company and many other facilities, the auctioneer works from a bus that proceeds through the sales area from vehicle to vehicle. Certain vehicles that are driveable are driven through an auction display area. Minimum bids are occasionally set by vehicle suppliers on high-value and specialty cars, and often facilities have standing guaranteed bids of between $.01 to $50 per vehicle from local dismantlers for "junk" vehicles.

         Once a vehicle is sold at auction, the buyer typically must pay by cashier's check, money order or approved company check and take possession of the sold vehicle within two to five days. After payment for the vehicle, the buyer receives the appropriate title documentation. In addition to the awarded bid price, the buyer pays any fees or other charges assessed by the salvage vehicle auction company, such as post-sale processing, towing and storage fees. The salvage vehicle auction company thereafter remits to the insurance company the vehicle sales proceeds, less advance charges and any fees for its towing, storage and selling of the vehicle pursuant to the arrangement between the insurance company and the salvage vehicle auction company. Proceeds are remitted by check or through Electronic Funds Transfer (EFT). The insurance proceeds check will typically be accompanied by copies of invoices for deducted fees and advance charges, and copies of title and related DMV documents. When payment is made by EFT a separate file is sent electronically to the customer with a list of the final invoices. The insurance company may then close its claims file with copies of all records of the transaction.

OPERATING STRATEGY

         The Company's operating strategy is to increase salvage vehicle volume from new and existing vehicle suppliers by (i) designing sales programs tailored to a vehicle supplier's particular needs, (ii) offering a full range of services that reduce the administrative time and costs of the salvage vehicle auction process, such as Internet reporting and access to inventory data, (iii) developing a growing base of buyers, (iv) providing salvage vehicle auction facilities throughout broad geographic regions, and (v) offering insurance companies the ability to contract for vehicle salvage services on a regional or national basis. The Company believes its flexible, service-oriented approach promotes the establishment and maintenance of strong relationships with vehicle suppliers, which are an integral factor in competing effectively in the salvage vehicle auction industry.

FLEXIBLE VEHICLE PROCESSING PROGRAMS

         At the election of the vehicle supplier, the Company auctions vehicles
(i) pursuant to its Percentage Incentive Program, (ii) on a fixed fee consignment basis, (iii) on a purchase basis or (iv) on a basis which combines the consignment and purchase bases in order to meet a vehicle supplier's particular needs. Based upon the Company's database of historical returns on salvage vehicles and information provided by vehicle suppliers, the Company works with the vehicle supplier to design a program that maximizes the net returns on salvage vehicles. Due to multiple factors, including the timing and size of new acquisitions, market conditions, and acceptance of a particular program by vehicle suppliers, the percentage of vehicles processed under each of its programs may vary in future periods.* The three primary sales programs are as follows:

---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

 PERCENTAGE FEE CONSIGNMENT. Copart introduced its Percentage Incentive Program (the "PIP") as an innovative processing program to better serve the needs of certain vehicle suppliers. Under the PIP, Copart agrees to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for predetermined percentages of vehicle sales prices. Because Copart's revenues under the PIP are directly linked to the vehicle's auction price, Copart has an incentive to actively merchandise the vehicles in order to maximize the net return on salvage vehicles. Under the PIP, Copart provides the vehicle supplier, at Copart's expense, with transport of the vehicle to the nearest Company facility, storage at its facilities for up to 90 days, and DMV processing. In addition, Copart provides merchandising services such as covering/taping openings to protect vehicle interiors from weather, adding tires if needed, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. The Company believes its merchandising increases the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and the Company. In fiscal 1999, approximately 50% of all salvage vehicles processed by Copart were processed under the PIP.

 FIXED FEE CONSIGNMENT. Under the fixed fee consignment program, the Company sells vehicles for a fixed consignment fee, generally $50 to $150 per vehicle. In addition to the consignment fees, the Company usually charges for, or includes in its fee to the vehicle supplier, the cost of transporting the vehicle to the Company's facility, storage of the vehicle, and other incidental costs. Approximately 49% of all salvage vehicles processed by Copart in fiscal 1999 were processed under the fixed fee consignment program.

 PURCHASE CONTRACT. Under a purchase contract arrangement, the Company agrees to buy salvage vehicles of a vehicle supplier in a specific market. The vehicles generally are purchased for a pre-determined percentage of the vehicle's ACV and then resold by the Company for its own account. Under a purchase contract, the Company usually provides vehicle suppliers with free towing to its premises and storage at its facilities for up to 90 days. Approximately 1% of all salvage vehicles processed by the Company during fiscal 1999 were processed under purchase contracts.

BROAD ARRAY OF SERVICES

         The Company offers vehicle suppliers a full range of services, which expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs:

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

COPART ACCESS. In August of 1998, the Company introduced Copart Access - an Internet-based service for vehicle suppliers. On the Access web pages at www.copart.com, suppliers can enter assignments, check auction calendars, view photos and details of their vehicles in storage, view and reprint invoices and body-shop receipts, run a salvage estimate (Copart Pro Quote) and see graphs of the historic performance of their vehicles at Copart auctions.

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

 DMV PROCESSING. The Company offers employees of vehicle suppliers training on DMV document processing and has prepared manuals that provide step-by-step instructions to expedite title document processing. In addition, the Company's computers provide a direct link to the California, Texas and New York DMV computer systems. This training on DMV procedures and, in California, Texas and New York, the direct link to the DMV computer system, allow vehicle suppliers to expedite title searches and the processing of paperwork, thereby facilitating title acquisition from the insured vehicle owner and consequently shortening the time period in which vehicle suppliers can receive their salvage vehicle proceeds. Under California's license registration fee rebate program, the Company, for a fee, assists participating vehicle suppliers in calculating, applying for and obtaining rebates of unearned owner registration and license fees. The net rebates are delivered and paid to the vehicle supplier.

 VEHICLE INSPECTION STATION. The Company offers certain of its major insurance company suppliers office and yard space to house a Vehicle Inspection Station ("VIS") on-site at its auction facilities. At July 31, 1999, there were 33 VIS's at 27 of the Company's facilities. An on-site VIS provides an insurance company a central location to inspect potential total loss vehicles and reduces storage charges that otherwise may be incurred at the initial storage and repair facility. The Company believes that providing an on-site VIS enables the Company to improve the level of service it provides to such insurance companies.

 VEHICLE PREPARATION AND MERCHANDISING. The Company has developed merchandising techniques designed to increase the volume and sale price of salvage vehicles. Under the PIP, Copart provides vehicle weather protection, including shrink-wrapping vehicles to protect them from inclement weather, cleaning and drive-through sales of driveable vehicles, which the Company believes enhance salvage vehicle presentation and increase vehicle sales prices. Buyers registered with the Company's Buyer Profile service can receive automatically generated emails when vehicles matching their criteria are ready for sale.

 SALVAGE BROKERAGE NETWORK. In response to requests from vehicle suppliers to coordinate disposal of their vehicles outside of Copart's current areas of operation, Copart has developed a national network of third party affiliate salvage vehicle auction facilities that process vehicles under the direction of Copart. Copart's customers benefit from being able to monitor and obtain information on virtually all of their salvage vehicles at any place in the United State through Copart Access, as opposed to dealing with numerous salvage auction facilities across the country. Copart receives net revenues from the sale of vehicles processed by affiliates, net of the affiliate fees. Copart does not earn a buyer fee on vehicles processed by the network.

 TRANSPORTATION SERVICES. The Company maintains a fleet of multi-vehicle transport trucks at most of its facilities as well as contracts for vehicle transports at most facilities. This enables the Company to ensure rapid, on-time vehicle pickup and allows the Company to respond quickly to catastrophes.

BUYER NETWORK. The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale business. Copart's database of buyers also includes vehicle preference and purchasing history by buyer. This data enables a local facility manager to notify key prospective buyers throughout the region or country of the sale of salvage vehicles that may match their preferences. Sales notices listing the salvage vehicles to be auctioned on a particular day and location are made available at each auction and on the Internet. Each notice details for each vehicle, among other things, the year and make of the vehicle, the description of the damage and the status of title.

INTERNET SERVICES. During fiscal 1999, the Company introduced several Internet tools for its buyers, including Buyer Profile; Online Bidding and CoPartfinder.com. With the Buyer Profile service registered users are automatically notified, by email, when a car fitting their requirements is ready for sale. Online Bidding allows registered buyers to submit a bid for a vehicle up for sale without leaving their shop or office. CoPartfinder.com is a unique "search engine" to enable anyone with Internet access to locate specific parts quickly and efficiently. CoPartfinder is open to the public through its own web site (WWW.COPARTFINDER.COM).

BUYERS PLUS PROGRAM. The Company seeks to establish a loyal and growing customer base of salvage vehicle buyers by providing a variety of value-added programs and services. Copart has initiated its Buyers Plus Program, which includes a Copart Silver and Gold Card frequent buyer program designed to attract high-volume commercial customers by providing them with frequent buyer credits to acquire promotional merchandise, and extra services such as express check-in and streamlined paperwork processing. Copart also periodically provides free prizes and giveaways to promote auction attendance.

MULTIPLE LOCATIONS. The Company had a total of 65 facilities in 32 states at July 31, 1999. The Company's multiple locations provide vehicle suppliers certain advantages, including (i) a reduction in administrative time and effort,
(ii) a reduction in overall towing costs, (iii) the ability for adjusters to make inspections of vehicles in their area, as opposed to traveling long distances, (iv) the convenience to the insurance company's customers of inspecting their vehicles and retrieving any personal belongings left in the vehicle and (v) access to buyers in a broad geographic area.

GROWTH STRATEGY

         The Company's growth strategy is to (i) increase salvage vehicle volume from new and existing suppliers, (ii) increase revenues and profitability at its existing facilities, (iii) open or acquire new facilities, and (iv) pursue regional and national supply agreements with vehicle suppliers.* While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities exist to either open or acquire new facilities.*

 EXISTING MARKETS. The Company attempts to increase vehicle volume from existing and new suppliers by promoting its ability to increase a supplier's net returns and to provide a broad selection of services to suppliers. The Company also believes that a portion of its sales growth in existing markets has been attributable to recommendations from branch offices of insurance company suppliers to other branch offices of the same insurance company. Because a number of the Company's current insurance company suppliers are large national companies with branch offices throughout the country, the Company believes that such referrals provide the potential for future growth in sales in existing, as well as new, geographic markets.*

 NEW FACILITIES. Since its formation in 1982, Copart has expanded, primarily through acquisitions, from a single facility in Vallejo, California, to an integrated network of 65 facilities located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan and Tennessee.


---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

         The Company's strategy is to offer integrated service to vehicle suppliers on a regional or national basis by acquiring or opening salvage facilities in new markets as well as in regions currently served by the Company. The Company believes that by either opening or acquiring new operations in such markets, it can capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of the Company's operating procedures.* During fiscal 1997, the Company acquired two facilities in or near Baton Rouge, Louisiana and Salt Lake City, Utah and opened two new facilities in or near Hammond, Indiana and Woodinville, Washington. During fiscal 1998, the Company acquired six facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened three new facilities in or near Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. During fiscal 1999, the Company acquired three new facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened two new facilities in or near Nashville, Tennessee and Austin/San Antonio, Texas. In addition, the Company believes that the establishment of a national presence both enhances the ability of a salvage vehicle auction company to enter into state, regional or national supply agreements with vehicle suppliers and to develop name recognition with vehicle suppliers and buyers.* The Company, in the normal course of its business, maintains an active dialogue with acquisition candidates of various sizes.

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

         The following chart sets forth facilities acquired or opened by Copart since the beginning of fiscal 1997, through July 31, 1999.

                                               ACQUISITION/
  LOCATION                                     OPENING DATE          GEOGRAPHIC SERVICE AREA
  --------                                     ------------          -----------------------
  Wichita, Kansas                              July 1999             Kansas
  Huntsville, Alabama                          June 1999             Northern Alabama
  McAllen, Texas                               June 1999             South Texas
  Austin/San Antonio, Texas                    February 1999         Central Texas
  Nashville, Tennessee                         February 1999         Tennessee

  Detroit, Michigan                            July 1998             Michigan, Northern Ohio
  Des Moines, Iowa                             June 1998             Iowa, Eastern Nebraska
  San Diego, California                        May 1998              San Diego, California
  Mobile, Alabama                              May 1998              Alabama, Southeast Mississippi, Florida
                                                                     Panhandle
  Orlando, Florida                             June 1998             Central Florida
  Las Vegas, Nevada                            May 1998              Southern Nevada, Northwest Arizona
  Columbia, South Carolina                     April 1998            South Carolina, Eastern Georgia
  Raleigh, North Carolina                      March 1998            Eastern North Carolina,Virginia
  Avon, Minnesota                              November 1997         Northern Minnesota, Eastern North and South
                                                                     Dakota
  Salt Lake City, Utah                         March 1997            Utah, Western Colorado
  Baton Rouge, Louisiana                       January 1997          Southern Louisiana, Western Mississippi
  Hammond, Indiana                             October 1996          Chicago, Southern Illinois, Indiana
  Woodinville, Washington                      September 1996        Washington

SUPPLY ARRANGEMENTS AND SUPPLIER MARKETING

         The Company currently obtains salvage vehicles from thousands of vehicle suppliers, including local and regional offices of such suppliers. In fiscal 1999, vehicles supplied by its single largest supplier accounted for approximately 15% of the Company's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that generally are subject to cancellation by either party upon 30 to 90 days notice.

         The Company typically contracts with the regional or branch office of an insurance company or other vehicle supplier. The agreements are customized to each vehicle supplier's particular needs, often providing for disposition of different types of salvage vehicles by differing methods. Although the Company does not have written agreements with all of its vehicle suppliers, the Company has arrangements to process the vehicles generated by such suppliers. Such contracts or arrangements generally provide that the Company will sell virtually all total loss and recovered stolen vehicles generated by the vehicle supplier in a designated geographic area. The Company's written agreements with vehicle suppliers are typically subject to cancellation by either party upon 30 to 90 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements.

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

         The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, and/or resale businesses. The Company believes that it has established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services.* In order to gain admission to a Company auction and become a registered buyer, prospective buyers must pay an initial registration fee and an annual fee, have a vehicle dismantler's, dealer's or repair license, have an active resale license, and provide requested personal and business information. Registration entitles a buyer to transact business at any Company auction subject to local licensing and permitting. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. The Company markets to buyers on the Internet and through customer incentive programs, sales notices, telemarketing and participation in trade show events. In addition, Copart has initiated programs specifically designed to address the needs of its wholesale and high volume buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than 1% of the Company's gross proceeds in fiscal 1999.

COMPETITION

         The salvage vehicle auction industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAA"). IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers.* Vehicle suppliers may enter into state, regional or national supply agreements with competitors of the Company.

         The Company has a number of regional and national contracts with various suppliers. There can be no assurance that the existence of other state, regional or national contracts entered into by the Company's competitors will not have a material adverse effect on the Company or the Company's expansion plans. Furthermore, the Company is likely to face competition from major competitors in the acquisition of salvage vehicle auction facilities, which could significantly increase the cost of such acquisitions and thereby materially impede the Company's expansion objectives or have a material adverse effect on the Company's results of operations.* These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage buying groups, automobile manufacturers, automobile auctioneers and

---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

software companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, there can be no assurance that they may not in the future decide to dispose of their salvage vehicles directly to buyers. Existing or new competitors may be significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

         See "Factors Affecting Future Results" below.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in approved aboveground containment tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities which are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all-material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation.* Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. Contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

         In connection with the acquisition of its Dallas facility in March 1994, the Company accrued and set aside $3.0 million for environmental corrective action and consulting expenses. The amount accrued was intended to cover the cost to remediate an approximately six-acre portion of the Dallas facility which contains elevated levels of lead due to the prior activities of the former operators. In 1995, the Company's environmental consultant submitted a Baseline Risk Assessment ("BRA") to the Texas Natural Resource Conservation Commission (TNRCC), which concluded that neither human health nor the environment are placed at risk by the lead battery casing chips at the site. In 1996, the TNRCC approved the BRA and the Company began the approved on-site stabilization. The stabilization project was completed in fiscal 1999. Upon completion of testing of the effectiveness of the on-site stabilization to the satisfaction of the TNRCC, the TNRCC has indicated that it will issue a no-further-action letter, at which time the remaining funds of the original $3.0 million accrued, currently approximately $1.4 million, will be paid as consulting fees to the seller of the Dallas facility pursuant to the agreement entered in connection with its acquisition. There can be no assurance that the TNRCC letter will be received; and, if not, that there may not be additional liabilities with respect to the site, if the stabilization proves ineffective, or if environmental regulations become more restrictive, or that any further actual costs of such remediation would not have a material adverse effect on the Company.

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

         In connection with the acquisition of NER Auction Systems ("NER"), environmental consultants were engaged to perform a limited environmental assessment of the properties on which NER conducted its business. Prior to the acquisition, the site assessment for the Company's leased facility located in Bellingham, Massachusetts, reported concentrations of Benzene and MTBE in the groundwater, which slightly exceed the reportable concentrations under the Massachusetts environmental laws. The former principal shareholder of NER has undertaken a remedial plan to remediate the groundwater contamination. To the best knowledge of the Company, that remedial plan is completed. It remains unclear if any of the contamination has migrated off-site and additional remediation costs may be necessary if any groundwater beyond the site has been contaminated. Pursuant to the terms of the NER acquisition, Copart is indemnified as to any environmental liabilities relating to sites being leased from NER, including the Bellingham site, by the former shareholders of NER. There can be no assurance that this indemnification will be adequate.

         The Company does not believe that the metals and hydrocarbon soil contamination, PCE, storage tank removal or Bellingham Remediation will, either individually or in the aggregate, have a material adverse effect on the Company.*

GOVERNMENTAL REGULATIONS

         The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. The Company is also subject to environmental regulations. The Company believes that it is in compliance in all material respects with applicable regulatory requirements.* The Company may be subject to similar types of regulations by federal, state, and local governmental agencies in new markets. Although the Company believes that it has all permits necessary to conduct its business and is in material compliance with applicable regulatory requirements, failure to comply with present or future regulations or changes in interpretations of existing regulations could result in impairment of the Company's operations and the imposition of penalties and other liabilities.

---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

MANAGEMENT INFORMATION SYSTEM

         The Company's management information system ("MIS") consists of an expandable, integrated IBM AS/400 computer located in Benicia, California, integrated computer interfaces (Internet and Salvage Lynk) and proprietary software which enables salvage vehicles to be tracked by the Company and vehicle suppliers throughout the salvage vehicle auction process. By providing this accessibility, the Company provides a marketing benefit to its customers in streamlining their internal salvage tracking process. The Company's MIS is an essential part of its strategy to provide superior service to its clients and buyers, as well as to effectively support internal operations. In fiscal 1999, the Company developed various Internet based applications such as Internet Bidding, Buyer Profile emails and CoPartfinder.com: In addition, the Company further expanded the capabilities of Copart Access via the web. In February 1997, Copart finished the development of a new proprietary operating system, the Copart Auction System ("CAS"). During fiscal 1998, the Company fully implemented CAS at all locations. CAS is written for the millenium change and is designed to be more efficient in processing and billing vehicles. The Company continues to research new computer technologies to enhance its MIS applications. Other functions provided by MIS include accounting, inventory and salvage vehicle supplier and buyer information. The Company believes that, with planned upgrades and integration of new acquisitions, the Company's MIS will serve its information management needs for the foreseeable future.*

EMPLOYEES

         As of July 31, 1999, the Company had approximately 1,363 full-time employees, of whom approximately 130 were engaged in general and administrative functions and approximately 1,233 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

                        FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In fiscal 1999, vehicles supplied by Copart's single largest supplier accounted for approximately 15% of Copart's revenues. The Company's agreements with this and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. While the Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases, there can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities.* A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

         Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially own approximately 39% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult, absent the support of Mr. Johnson and such other existing shareholders.

         While the Company believes that the proceeds from its financing and public offerings, cash generated from operations, borrowing availability under its line of credit and existing equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements for at least the next 12 months, there can be no assurance that additional funding will not be required sooner, depending on a number of factors including the rate at which the Company acquires or opens new facilities, the size and timing of capital expenditures for existing facilities, the extent of future environmental remediation costs, if any, and other factors. There can be no assurance that any such funding would be available if, and when, required by the Company, on acceptable terms to the Company or at all.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages as of July 31, 1999 are as follows:

   NAME                                AGE     POSITION
   ----                                ---     --------
   Willis J. Johnson                    52     Chief Executive Officer and Director
   A. Jayson Adair                      30     President and Director
   James E. Meeks                       50     Executive Vice President and Chief Operating Officer
   Wayne R. Hilty                       43     Senior Vice President and Chief Financial Officer
   Paul A. Styer                        43     Senior Vice President, General Counsel and Secretary

         WILLIS J. JOHNSON, co-founder of the Company, has served as Chief Executive Officer of the Company since 1986, and has been a Board member since 1982. Mr. Johnson was also President of the Company from 1986 through May 1995. Mr. Johnson has over 27 years of experience in owning and operating auto dismantling and vehicle salvage companies.

         A. JAYSON ADAIR has served as President of the Company since October 1996 and as a director since September 1992. From April 1995 to October 1996, Mr. Adair served as Executive Vice President, from August 1990 until April 1995, Mr. Adair served as Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as the Company's Manager of Operations.

         JAMES E. MEEKS has served as Vice President and Chief Operating Officer of the Company since September 1992 when he joined the Company concurrent with the Company's purchase of South Bay Salvage Pool (the "San Martin Operation"). Mr. Meeks has served as Executive Vice President and Director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks is also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he has operated since 1991. Mr. Meeks has also been an officer and director of E & H Dismantlers, a self-service auto dismantler, since 1967. Mr. Meeks has over 32 years of experience in the vehicle dismantling business.

         WAYNE R. HILTY has served as Senior Vice President and Chief Financial Officer of the Company since January 1998. Mr. Hilty served as the Company's Vice-President and Controller from January 1997 until January 1998, and previously was an independent consultant to the Company. Mr. Hilty received a B.S. from San Francisco State University in 1980 and became a certified public accountant in 1983 with Arthur Young and Company.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Benicia, CA. This facility consists of 29,200 square feet of office space and is under a lease that expires in April 2005. The Company also owns or leases an additional 65 facilities consisting of 1,650 acres in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan and Tennessee. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.



ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


MARKET PRICE AND DISTRIBUTIONS

         The following table summarizes the high and low sales prices per share of the Company's Common Stock for each quarter during the last two fiscal years. As of July 31, 1999, there were 26,845,115 shares outstanding. The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol CPRT since March 17, 1994. As of July 31, 1999, the Company had 351 shareholders of record.

1999                                           High                                         Low
----                                           ----                                         ---
First Quarter                                  12 9/16                                      8 3/16
Second Quarter                                 16 1/2                                       11
Third Quarter                                  24 7/8                                       15 1/2
Fourth Quarter                                 27 1/2                                       15 1/4

1998                                           High                                         Low
----                                           ----                                         ---
First Quarter                                  9 1/2                                        7 13/16
Second Quarter                                 9 3/16                                       7 5/8
Third Quarter                                  10 1/4                                       7 1/2
Fourth Quarter                                 12 1/4                                       8 9/16

         The Company has not paid a cash dividend since 1984 and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below summarizes the Selected Consolidated Financial Data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected financial data presented below have been derived from the Company's consolidated financial statements that have been audited by KPMG LLP, independent public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 1999 and 1998 and for each of the years in the three-year period ended July 31, 1999. The selected operating data for the years ended July 31, 1996 and 1995 and the balance sheet data as of July 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements not included herein:

        (in 000's except per share and other data)

                                                   1999           1998           1997           1996           1995
                                                   ----           ----           ----           ----           ----
         SELECTED OPERATING DATA

           Revenues                              $141,751       $114,206       $126,276       $118,248       $ 58,117
           Operating income                        33,386         23,508         18,853         17,802         11,261
           Income before income taxes              35,123         24,945         19,475         18,190         11,437
           Net income                              21,966         15,216         11,993         11,185          6,894

           Basic per share amounts:
              Net income                             0.82           0.58           0.47           0.45           0.35
              Weighted average shares              26,688         26,363         25,748         24,866         19,466

           Diluted per share amounts:
              Net income                             0.80           0.57           0.45           0.42           0.32
              Weighted average shares              27,569         26,899         26,513         26,432         21,228

         BALANCE SHEET DATA

           Cash and short-term investments       $ 37,048       $ 28,796       $ 27,685       $ 13,026       $ 13,779
           Working capital                         64,647         54,829         48,930         40,586         32,756
           Total assets                           218,677        190,942        175,340        158,066        135,158
           Total debt                               7,820          8,425          9,753         11,260          3,734
           Shareholders' equity                   183,982        160,183        142,814        126,245        113,116

         OTHER

           Gross proceeds (000's)                $641,472       $534,818       $537,657       $506,916       $317,788
           Number of auction facilities                65             60             53             49             42

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

         For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 50%, 46% and 33% of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP in fiscal 1999 is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

         For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 49%, 53% and 61% of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

         For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 1%, 1% and 6% of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPERATIONS

         Copart has experienced significant growth as it acquired eleven salvage vehicle auction facilities and established seven new facilities since the beginning of fiscal 1997. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

         As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. In fiscal 1998, Copart acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. In fiscal 1997, Copart acquired facilities near Baton Rouge, Louisiana and Salt Lake City, Utah and opened new facilities in Woodinville, Washington and Hammond, Indiana. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

         The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs, (iii) making available vehicle purchase programs which are designed to reduce vehicle suppliers' administrative expenses and (iv) initiating the Company's merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operational procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the consolidated statements of income of Copart expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

                                                                               YEARS ENDED JULY 31,
                                                                               --------------------
                                                                           1999         1998        1997
                                                                           ----         ----        ----
Revenues                                                                   100.0%       100.0%      100.0%
                                                                           -----        -----       -----
Operating expenses:
  Yard and fleet                                                            61.0         62.6        70.8
  General and administrative                                                 8.5          9.9         8.4
  Depreciation and amortization                                              6.9          6.9         5.9
                                                                           -----        -----       -----
    Total operating expenses                                                76.4         79.4        85.1
                                                                           -----        -----       -----
Operating income                                                            23.6         20.6        14.9
Other income, net                                                            1.2          1.3         0.5
                                                                           -----        -----       -----
Income before income taxes                                                  24.8         21.9        15.4
Income taxes                                                                 9.3          8.5         5.9
                                                                           -----        -----       -----
Net income                                                                  15.5%        13.4%        9.5%
                                                                           =====        =====       =====

---------------------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a fuller discussion of factors that could affect future performance.

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues were approximately $141.8 million during fiscal 1999, an increase of approximately $27.5 million, or 24.1%, over fiscal 1998. The change in revenues is due primarily to a $24.5 million increase in salvage fees plus a $2.9 million increase in transportation revenue and a $0.1 million increase in purchase vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

         New facilities contributed $9.9 million of new salvage fees and transportation revenues during fiscal 1999. Existing yard salvage fees and transportation revenues increased by $17.5 million, or 16.0%, during fiscal 1999, as compared to an increase of 9.0% during fiscal 1998.

         Yard and fleet expenses were approximately $86.5 million during fiscal 1999, an increase of approximately $14.9 million, or 20.9%, over fiscal 1998. Approximately $7.1 million of the change was the result of the acquisition and opening of new facilities. The remainder of the increase in yard and fleet expenses was attributable to increased yard and fleet expenses from existing operations. Yard and fleet expense decreased to 61.0% of revenues during fiscal 1999, as compared to 62.6% of revenues during fiscal 1998.

         General and administrative expenses were approximately $12.1 million during fiscal 1999, an increase of approximately $0.8 million, or 6.7%, over fiscal 1998, due primarily to increased personnel expense. General and administrative expenses decreased to 8.5% of revenues during fiscal 1999, as compared to 9.9% of revenues during fiscal 1998 due to costs being spread over a greater revenue base.

         Depreciation and amortization expense was approximately $9.8 million during fiscal 1999, an increase of approximately $2.0 million, or 25.3%, over fiscal 1998. This increase was due primarily to depreciation and amortization of capital expenditures, goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

         Interest expense was approximately $584,000 during fiscal 1999, a decrease of $66,600 over fiscal 1998. This decrease was attributable to the decrease in total debt.

         The effective income tax rate of 37% applicable to fiscal 1999 is lower than the fiscal 1998 effective income tax rate of 39%, due to overpayments made in fiscal 1998 and tax exempt interest income in fiscal 1999.

         Due to the foregoing factors, Copart realized net income of $22.0 million for fiscal 1999, compared to net income of $15.2 million for fiscal 1998.

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

         New facilities contributed $2.0 million of new salvage fees and transportation revenues during fiscal 1998. Existing yard salvage fees and transportation revenues increased by $8.8 million, or 9.0%, and existing yard purchased vehicle revenues decreased by $23.1 million, or 81.6% during fiscal 1998, as compared to a drop of 16.6% during 1997.

         Yard and fleet expenses were approximately $71.5 million during fiscal 1998, a decrease of approximately $17.8 million, or 20%, over fiscal 1997. Approximately $1.8 million of the change was the result of the acquisition and opening of new facilities. The remainder of the decrease in yard and fleet expenses was primarily attributable to the decrease in the cost of Purchase Program vehicles. Yard and fleet expense decreased to 62.6% of revenues during fiscal 1998, as compared to 70.8% of revenues during fiscal 1997.

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

         At July 31, 1999, Copart had working capital of approximately $64.6 million, including cash and cash equivalents of approximately $37.0 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not require substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has a bank credit facility provided by Wells Fargo Bank, N.A., U.S. Bank of California and Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $50 million, which matures in February 2002. The amount available under the facility reduces by $10 million in February 2000 and 2001, leaving the principal balance available as follows: March 1, 2000, $40 million available; March 1, 2001, $30 million available; February 28, 2002, the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 1999, there are no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on payment of dividends, with which it is in compliance.

         The Company has entered into various operating lease lines for the purpose of leasing up to $13.5 million of yard and fleet equipment, of which approximately $7.2 million was available as of July 31, 1999.

         Copart generated cash from operations of approximately $30.7 million, $22.8 million and $24.5 million in fiscal years 1999, 1998 and 1997, respectively.

         During the fiscal year ended July 31, 1999, Copart used cash for the acquisition of McAllen, Huntsville and Wichita operations, which had an aggregate cash cost of approximately $3.0 million. During the fiscal year ended July 31, 1998, Copart used cash for the acquisition of the Avon, Columbia, Mobile, San Diego, Des Moines and Detroit operations, which had an aggregate cash cost of approximately $9.8 million. During the fiscal year ended July 31, 1997, Copart used cash for the acquisition of the Baton Rouge and the Salt Lake City operations, which had an aggregate cash cost of approximately $3.4 million.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $20.2 million, $11.4 million and $8.8 million for fiscal 1999, 1998 and 1997, respectively. Copart's capital expenditures have related primarily to improving, expanding and acquiring facilities, acquiring yard and computer equipment and software. The Company has entered into agreements to acquire approximately $3.7 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

         During fiscal 1999, the Company sold approximately $13.1 million of short-term investments. In fiscal 1999, 1998 and 1997, the Company generated approximately $0.8, $0.8 and $2.4 million through the exercise of stock options and warrants, respectively.

         Cash and cash equivalents increased by approximately $21.3 million in fiscal 1999 and decreased by approximately $12.0 million in fiscal 1998. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

         The Company believes that its currently available cash, cash generated from operations and borrowing availability under the Bank Credit Facility and existing equipment leasing lines of credit will be sufficient to satisfy the Company's working capital requirements and fund openings and acquisitions of new facilities for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, depending upon certain factors, including the rate at which the Company opens or acquires new facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is not expected to have a material impact on Copart's results of operations, financial position or cash flows. The statement will be effective for the Company beginning in the first quarter of fiscal year ending July 31, 2001.

         In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of SOP No. 98-1 is not expected to have a material impact on Copart's results of operations, financial position or cash flows. The statement will be effective for the Company beginning in the first quarter of fiscal year ending July 31, 2000.

         In 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-5 is not expected to have a material impact on Copart's results of operations, financial position or cash flows. The statement will be effective for the Company beginning in the first quarter of fiscal year ending July 31, 2000.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by this
Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held on December 7, 1999 ("Proxy Statement") under the heading "Election of Directors."

         Information regarding executive officers is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

         The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors-
Section 16(a) Beneficial Ownership Reporting Compliance."


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                             Page
                  The following documents are filed as part of this report:

    (a)    1.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  Independent Auditors' Report...........................................................    30

                  Consolidated Balance Sheets at July 31,
                    1999 and 1998........................................................................    31

                  Consolidated Statements of Income for the
                    three years ended July 31, 1999......................................................    32

                  Consolidated Statements of Shareholders'
                    Equity for the three years ended
                    July 31, 1999........................................................................    33

                  Consolidated Statements of Cash Flows for the
                    three years ended July 31, 1999......................................................    34

                  Notes to Consolidated Financial Statements.............................................    35


           2.     CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                  II- Valuation and Qualifying Accounts..................................................    48

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

        *10.10+   Employment for Senior Executive, dated September 1, 1992,
                    between Paul A. Styer and the Registrant
        *10.11    Employment Contract for Senior Executive, dated September 1,
                    1992, between James E. Meeks and the Registrant
        *10.12    Common Stock Warrant, dated November 9, 1993, issued to James
                    Grosfeld
      ***10.13    Credit Agreement among Copart, Inc. and Wells Fargo Bank,
                    National Association, U.S. Bank of California and Wells Fargo
                    Bank, National Association, as Agent, dated May 1, 1995
     ****10.14    Agreement for Purchase and Sale of Assets of NER Auction
                    Systems, dated January 13, 1995, among Registrant, the list of
                    Sellers as set forth therein, Richard A. Polidori, Gordon
                    VanValkenberg, and Stephen Powers
    *****10.15    Contract of Sale by and between the Stroh Companies, Inc. as
                    Seller and Copart, Inc. as Purchaser, dated April 4, 1996
   ******10.16    Amended and Restated Credit Agreement among Copart, Inc.
                    and Wells Fargo Bank, National Association, U.S. Bank of
                    California and Fleet National Bank and Wells Fargo Bank,
                    National Association, as Agent, dated March 7, 1997
         23.1     Consent of KPMG LLP
         24.1     Power of Attorney (See page 28 of this Form 10-K)
         27.1     Financial Data Schedule

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

                                   Registrant

                                   COPART, INC.



October 18, 1999           BY:     /s/ WILLIS J. JOHNSON
                                   -----------------------------
                                   Willis J. Johnson
                                   Chief Executive Officer


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

       Signature                               Capacity in Which Signed                   Date
       ---------                               ------------------------                   ----
   /s/ WILLIS J. JOHNSON                        Chief Executive Officer               October 18, 1999
   -----------------------                  (Principal Executive Officer,
   Willis J. Johnson                               and Director)

   /s/ WAYNE R. HILTY                          Senior Vice President and              October 18, 1999
   -----------------------                      Chief Financial Officer
   Wayne R. Hilty                              (Principal Financial and
                                                 Accounting Officer)

   /s/ A. JAYSON ADAIR                                 President                      October 18, 1999
   -----------------------                           and Director
   A. Jayson Adair

   /s/ JAMES E. MEEKS                           Executive Vice President,             October 18, 1999
   -----------------------               Chief Operating Officer and Director
   James E. Meeks

   /s/ JAMES GROSFELD
   -----------------------                             Director                       October 18, 1999
   James Grosfeld

   /s/ MARVIN L. SCHMIDT
   -----------------------                             Director                       October 18, 1999
   Marvin L. Schmidt

   /s/ JONATHAN VANNINI
   -----------------------                             Director                       October 18, 1999
   Jonathan Vannini

   /s/ HAROLD BLUMENSTEIN
   -----------------------                             Director                       October 18, 1999
   Harold Blumenstein

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                             KPMG LLP


San Francisco, California
September 17, 1999

                           COPART, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                                   July 31,          July 31,
                                                                                     1999              1998
                                                                                ------------      -------------
                                      ASSETS

Current assets:
          Cash and cash equivalents                                             $ 37,047,800       $ 15,733,500
          Short-term investments                                                           -         13,062,200
          Accounts receivable, net                                                37,531,300         32,751,500
          Vehicle pooling costs                                                   10,471,500          9,399,700
          Deferred income taxes                                                      988,800            614,900
          Prepaid expenses and other assets                                        3,255,800          3,426,600
                                                                                ------------      -------------
                       Total current assets                                       89,295,200         74,988,400
Property and equipment, net                                                       51,599,400         37,562,300
Intangibles and other assets, net                                                 77,782,500         78,391,400
                                                                                ------------      -------------
                       Total assets                                             $218,677,100       $190,942,100
                                                                                ============      =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt                                     $    260,100       $    621,300
          Accounts payable and accrued liabilities                                16,586,900         11,674,800
          Deferred revenue                                                         5,864,600          5,602,800
          Income taxes payable                                                       493,400                  -
          Other current liabilities                                                1,443,700          2,260,800
                                                                                ------------      -------------
                       Total current liabilities                                  24,648,700         20,159,700
Deferred income taxes                                                                802,100          1,122,000
Long-term debt, less current portion                                               7,560,000          7,804,100
Other liabilities                                                                  1,683,900          1,673,700
                                                                                ------------      -------------
                       Total liabilities                                          34,694,700         30,759,500
                                                                                ------------      -------------

Shareholders' equity:
          Common stock, no par value-30,000,000 shares authorized;
            26,845,115 and 26,550,120 shares issued and outstanding at
            July 31, 1999 and 1998, respectively                                 115,036,100        113,202,600
          Retained earnings                                                       68,946,300         46,980,000
                                                                                ------------      -------------
                       Total shareholders' equity                                183,982,400        160,182,600
                                                                                ------------      -------------
Commitments and contingencies
                       Total liabilities and shareholders' equity               $218,677,100       $190,942,100
                                                                                ============      =============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Years ended July 31,
                                                -------------------------------------------------------
                                                     1999                 1998                 1997
                                                -------------        -------------        -------------
Revenues:
      Salvage fees                              $ 118,928,800        $  94,471,600        $  86,533,900
      Transportation revenue                       17,291,100           14,327,700           11,390,900
      Purchased vehicle revenue                     5,531,500            5,406,700           28,351,100
                                                -------------        -------------        -------------
             Total revenues                       141,751,400          114,206,000          126,275,900
                                                -------------        -------------        -------------

Operating costs and expenses:
      Yard and fleet                               86,480,400           71,546,900           89,393,500
      General and administrative                   12,058,600           11,306,600           10,566,100
      Depreciation and amortization                 9,826,400            7,844,900            7,463,300
                                                -------------        -------------        -------------
             Total operating expenses             108,365,400           90,698,400          107,422,900
                                                -------------        -------------        -------------
             Operating income                      33,386,000           23,507,600           18,853,000
                                                -------------        -------------        -------------

Other income (expense):
      Interest expense                               (584,000)            (650,600)            (826,100)
      Interest income                               1,644,800            1,747,100            1,066,500
      Other income                                    675,900              340,500              381,400
                                                -------------        -------------        -------------
             Total other income                     1,736,700            1,437,000              621,800
                                                -------------        -------------        -------------
             Income before income taxes            35,122,700           24,944,600           19,474,800

Income taxes                                       13,156,400            9,728,400            7,482,200
                                                -------------        -------------        -------------
             Net income                         $  21,966,300        $  15,216,200        $  11,992,600
                                                =============        =============        =============

Basic net income per share                      $         .82        $         .58        $         .47
                                                =============        =============        =============
Weighted average shares
  outstanding                                      26,687,600           26,362,600           25,747,800
                                                =============        =============        =============

Diluted net income per share                    $         .80        $         .57        $         .45
                                                =============        =============        =============
Weighted average shares and dilutive
  potential common shares outstanding              27,569,000           26,899,400           26,513,400
                                                =============        =============        =============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       Common Stock
                                               -----------------------------
                                               Outstanding                           Retained         Shareholders'
                                                 shares            Amount            Earnings            Equity
                                               -----------      ------------       ------------       ------------
BALANCES AT JULY 31, 1996                      25,282,426       $106,473,800       $ 19,771,200       $126,245,000
         Exercise of stock options and
           related tax benefit                     90,800          1,147,000                  -          1,147,000
         Exercise of warrants and
           related tax benefit                    714,002          3,023,800                  -          3,023,800
         Shares issued for Employee
           Stock Purchase Plan                     54,994            406,000                  -            406,000
         Net Income                                     -                  -         11,992,600         11,992,600
                                               -----------      ------------       ------------       ------------
BALANCES AT JULY 31, 1997                      26,142,222        111,050,600         31,763,800        142,814,400
         Exercise of stock options and
           related tax benefit                    302,916          1,579,100                  -          1,579,100
         Exercise of warrants and
           related tax benefit                     64,446            223,600                  -            223,600
         Shares issued for Employee
           Stock Purchase Plan                     40,536            349,300                  -            349,300
         Net Income                                     -                  -         15,216,200         15,216,200
                                               -----------      ------------       ------------       ------------
BALANCES AT JULY 31, 1998                      26,550,120        113,202,600         46,980,000        160,182,600
         Exercise of stock options and
           related tax benefit                    251,700          1,290,600                  -          1,290,600
         Shares issued for Employee
           Stock Purchase Plan                     43,295            542,900                  -            542,900
         Net Income                                     -                  -         21,966,300         21,966,300
                                               -----------      ------------       ------------       ------------
BALANCES AT JULY 31, 1999                      26,845,115       $115,036,100       $ 68,946,300       $183,982,400
                                               ===========      ============       ============       ============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years ended July 31,
                                                                             ----------------------------------------------------
                                                                                  1999                1998                1997
                                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 21,966,300        $ 15,216,200        $ 11,992,600
     Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                           9,826,400           7,844,900           7,463,300
        Deferred rent                                                              10,200             299,700             404,300
        Deferred income taxes                                                    (693,800)           (124,400)            399,600
        (Gain) loss on sale of property and equipment                            (168,200)            100,600            (197,200)
        Changes in operating assets and liabilities:
              Accounts receivable                                              (4,554,900)           (349,800)           (827,500)
              Vehicle pooling costs                                              (901,000)            506,700           1,849,600
              Prepaid expenses and other current assets                           (44,300)           (217,700)           (580,000)
              Accounts payable and accrued liabilities                          4,095,000            (941,300)          1,352,900
              Deferred revenue                                                    261,800            (450,100)             (4,200)
              Income taxes                                                        951,400             894,000           2,624,100
                                                                             ------------        ------------        ------------
                  Net cash provided by operating activities                    30,748,900          22,778,800          24,477,500
                                                                             ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (20,156,200)        (11,375,700)         (8,828,300)
     Proceeds from sale of property and equipment                                 336,500             425,600           1,853,800
     Purchase of short-term investments, net                                            -         (13,062,200)                  -
     Proceeds from sale of short-term investments                              13,062,200                   -                   -
     Other intangible asset additions                                             (27,700)           (140,000)           (222,700)
     Purchase of net current assets in connection with acquisitions              (395,700)         (1,379,900)           (839,900)
     Purchase of property and equipment in connection
        with acquisitions                                                        (153,900)           (761,100)           (466,600)
     Purchase of intangible assets in connection
       with acquisitions                                                       (2,494,300)         (7,679,500)         (2,130,700)
     Deferred preopening costs                                                   (375,700)           (604,200)           (456,100)
                                                                             ------------        ------------        ------------
                   Net cash used in investing activities                      (10,204,800)        (34,577,000)        (11,090,500)
                                                                             ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of stock options and warrants                     832,600             825,500           2,372,100
     Proceeds from issuance of
       Employee Stock Purchase Plan shares                                        542,900             349,300             406,000
     Proceeds from issuance of notes payable                                            -             558,000                   -
     Principal payments on notes payable                                         (605,300)         (1,885,600)         (1,506,800)
                                                                             ------------        ------------        ------------
                   Net cash provided by (used in) financing activities            770,200            (152,800)          1,271,300
                                                                             ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                           21,314,300         (11,951,000)         14,658,300

Cash and cash equivalents at beginning of period                               15,733,500          27,684,500          13,026,200
                                                                             ------------        ------------        ------------
Cash and cash equivalents at end of period                                   $ 37,047,800        $ 15,733,500        $ 27,684,500
                                                                             ------------        ------------        ------------
                                                                             ------------        ------------        ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                           $    584,000        $    650,600        $    826,100
                                                                             ------------        ------------        ------------
                                                                             ------------        ------------        ------------
     Income taxes paid                                                       $ 12,618,000        $  8,823,100        $  4,864,900
                                                                             ------------        ------------        ------------
                                                                             ------------        ------------        ------------

           See accompanying notes to consolidated financial statements

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 1999, 1998 AND 1997


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

         Gross proceeds generated from auctioned vehicles were approximately $641,472,000, $534,818,000 and $537,657,000 for the fiscal years ended July 31,
1999, 1998 and 1997, respectively.

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

         Depreciation is computed on a straight-line basis over the estimated useful lives of: 3 to 7 years for transportation and other equipment; 5 to 10 years for office furniture and equipment; and 15 to 19 years or life of lease, whichever is shorter, for buildings and leasehold improvements.

INTANGIBLE ASSETS

         Intangible assets consist primarily of covenants not to compete, goodwill and options to purchase leased property. Amortization, except for the options to purchase leased property, is provided on the straight-line basis over the estimated lives, which range from five to forty years.

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

NET INCOME PER SHARE

         Basic net income per share amounts were computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share amounts were computed by dividing net income by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options and warrants outstanding using the treasury stock method.

ACCOUNTING FOR STOCK OPTIONS

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide pro forma disclosures required by SFAS No. 123.

COMPREHENSIVE INCOME

         The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." during fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in prominence with the other financial statements. The adoption of SFAS No. 130 did not have any effect on the reporting and display of the financial position, results of operations or cash flows of the Company, as there is no difference between net income and comprehensive income for the years ended July 31, 1999, 1998 and 1997.

SEGMENT REPORTING

         The Company adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers, during fiscal 1999. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. In addition, the Company continually evaluates the recoverability of enterprise goodwill by assessing whether the book value can be recovered through expected and undiscounted cash flows.

(2)       ACQUISITIONS

FISCAL 1999 TRANSACTIONS

         During fiscal 1999 the Company had the following acquisitions: Salvage Pool, Inc., of McAllen, Texas, Indian Creek Salvage, of Huntsville, Alabama and Kansas Insurance Pool, Inc., of Wichita, Kansas. The consideration paid for these acquisitions consisted of $3,043,900 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $2,234,300 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities.

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

FISCAL 1997 TRANSACTIONS

         During fiscal 1997 the Company had the following acquisitions: SALA Insurance Salvage, Inc., of Baton Rouge, Louisiana and Western Affiliated Salvage Pool and Auction, of Salt Lake City, Utah. The consideration paid for these acquisitions consisted of $3,437,200 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over fair market value of the net identifiable assets acquired of $2,130,700 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with the Salt Lake City acquisition, the Company entered into a lease for the use of the facility.

         Pro forma financial information for these acquisitions does not result in a significant change from actual results for 1999 and 1998.

(3)       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                                                            JULY 31,
                                                                                            --------
                                                                                      1999             1998
                                                                                      ----             ----
  Advance charges receivable                                                      $24,160,400      $20,485,300
  Trade accounts receivable                                                        13,311,800       11,100,200
  Other receivables                                                                   559,100        1,551,000
                                                                                  -----------      -----------
                                                                                   38,031,300       33,136,500
  Less allowance for doubtful accounts                                                500,000          385,000
                                                                                  -----------      -----------
                                                                                  $37,531,300      $32,751,500
                                                                                  ===========      ===========

         Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees to be collected from insurance companies and buyers.

(4)       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                            JULY 31,
                                                                                            --------
                                                                                      1999             1998
                                                                                      ----             ----
  Transportation and other equipment                                              $ 9,684,000      $ 9,620,300
  Office furniture and equipment                                                   13,469,700        9,147,000
  Land, buildings and leasehold improvements                                       47,402,900       32,040,100
                                                                                  -----------      -----------
                                                                                   70,556,600       50,807,400
  Less accumulated depreciation and amortization                                   18,957,200       13,245,100
                                                                                  -----------      -----------
                                                                                  $51,599,400      $37,562,300
                                                                                  ===========      ===========

         Included in property and equipment as of July 31, 1999 and 1998, are $1,195,100 and $1,488,000, respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $375,900 and $436,100 as of July 31, 1999 and 1998, respectively.

(5)       INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consists of the following:

                                                                                           JULY 31,
                                                                                           --------
                                                                                     1999             1998
                                                                                     ----             ----
  Covenants not to compete                                                       $ 7,567,500      $ 7,307,500
  Goodwill                                                                        80,230,700       77,968,700
  Options to purchase leased property                                              3,455,000        3,455,000
  Other                                                                              284,000          333,500
                                                                                 -----------      -----------
                                                                                  91,537,200       89,064,700
  Less accumulated amortization                                                   13,754,700       10,673,300
                                                                                 -----------      -----------
                                                                                 $77,782,500      $78,391,400
                                                                                 ===========      ===========

(6)       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consists of the following:

                                                                                          JULY 31,
                                                                                          --------
                                                                                    1999            1998
                                                                                    ----            ----
Trade accounts payable                                                          $ 1,351,900     $   900,200
Accounts payable to insurance companies                                          11,910,700       8,054,200
Accrued payroll                                                                   2,254,900       1,731,000
Other accrued liabilities                                                         1,069,400         989,400
                                                                                -----------     -----------
                                                                                $16,586,900     $11,674,800
                                                                                ===========     ===========

(7)       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                JULY 31,
                                                                                                --------
                                                                                          1999             1998
                                                                                          ----             ----
Note payable to a corporation, secured by land, payable in monthly interest only installments of $45,000 through May 2001, when balance is due, bearing
   interest at 7.2%                                                                    $7,500,000       $7,500,000

Notes payable under capital leases, secured by equipment, payable in monthly installments of $400 to $34,800 through April 2001, bearing interest from 6.5%
   to 7.7%                                                                                274,700          725,700

Unsecured notes payable to individual, payable in monthly installments of $4,000
   through February 2000, bearing interest at 12%                                          45,400           85,600

Notes payable to financial institutions, secured by equipment, payable in monthly installments of $1,400 to $25,000 through November 1998, bearing
   interest from 7.5% to 9.5%                                                                   -          114,100
                                                                                       ----------       ----------
                                                                                        7,820,100        8,425,400
Less current portion                                                                      260,100          621,300
                                                                                       ----------       ----------
                                                                                       $7,560,000       $7,804,100
                                                                                       ==========       ==========

The aggregate maturities of long-term debt are as follows:


   YEARS ENDING JULY 31,
   ---------------------
   2000                                                            $  260,100
   2001                                                             7,560,000
                                                                   ----------
                                                                   $7,820,100
                                                                   ==========

      The Company has a bank credit facility provided by Wells Fargo Bank, N.A., U.S. Bank of California and Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $50 million, which matures in February 2002. The amount available under the facility reduces by $10 million in February 2000 and 2001, leaving the principal balance available as follows: March 1, 2000, $40 million available; March 1, 2001, $30 million available; February 28, 2002, the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 1999, there are no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on payment of dividends, with which it is in compliance.

(8)       SHAREHOLDERS' EQUITY

         In fiscal 1999, the Company declared a common stock split on a two-for-one basis. The accompanying consolidated financial statements have been restated to reflect this split.

         The Company adopted the Copart, Inc. 1992 Stock Option Plan (the "Plan") as amended, presently covering 3,000,000 shares of the Company's Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a two or five year period.

         In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which 80,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified stock options to purchase 6,000 shares and subsequent grants to purchase 3,000 shares at specified intervals.

         The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued at July 31, 1999.

         The Copart, Inc. Employee Stock Purchase Plan (the "ESPP") provides for the purchase of up to 340,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. Shares of Common Stock issued pursuant to the ESPP during fiscal 1999, 1998 and 1997 were 43,295, 40,536 and 54,994, respectively.

            Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of .60, a forfeiture rate of .05, a weighted-average expected life of the options of five years and a risk-free interest rate of 5.0%, 5.8% and 6.6% for 1999, 1998 and 1997, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma net income and net income per common share would approximate the following:


                                        AS REPORTED        PRO FORMA
                                        -----------       -----------
Year Ended July 31, 1999:
  Net income                            $21,966,300       $21,279,400
                                        ===========       ===========
  Basic net income per share            $       .82       $       .80
                                        ===========       ===========
  Diluted net income per share          $       .80       $       .77
                                        ===========       ===========

Year Ended July 31, 1998:
  Net income                            $15,216,200       $14,772,300
                                        ===========       ===========
  Basic net income per share            $       .58       $       .56
                                        ===========       ===========
  Diluted net income per share          $       .57       $       .55
                                        ===========       ===========

Year Ended July 31, 1997:
  Net income                            $11,992,600       $11,867,300
                                        ===========       ===========
  Basic net income per share            $       .47       $       .46
                                        ===========       ===========
  Diluted net income per share          $       .45       $       .45
                                        ===========       ===========


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996. A summary of stock option activity for the years ended July 31, 1999, 1998 and 1997 follows:

                                                  1999                          1998                         1997
                                                  ----                          ----                         ----

                                                      WEIGHTED-                       WEIGHTED-                     WEIGHTED-
                                                      AVERAGE                         AVERAGE                       AVERAGE
                                                      EXERCISE                        EXERCISE                      EXERCISE
                                        SHARES         PRICE          SHARES           PRICE          SHARES         PRICE
                                        ------         -----          ------           -----          ------         -----
Outstanding at beginning of year      1,716,300      $     6.14      1,511,550      $     4.48      1,691,000      $     4.58
Granted                                 260,000           13.41        566,000            8.65              -               -
Exercised                              (251,700)           3.31       (302,916)           2.73        (90,800)           2.71
Cancelled                               (12,667)           6.56        (58,334)           5.12        (88,650)           8.24
                                      -------------------------      -------------------------      -------------------------
Outstanding at year end               1,711,933            7.66      1,716,300            6.14      1,511,550            4.48
                                      =========================      =========================      =========================
Options exercisable at year end         914,067      $     5.61        894,734      $     4.26      1,011,050      $     3.32
                                      =========================      =========================      =========================
Weighted average fair value of
options granted during the year:                     $     7.49                     $     4.92                     $        -
                                                     ==========                     ==========                     ==========

A summary of stock option activity for the year ended July 31, 1999 follows:

                                                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                            -------------------                        -------------------
                                                                WEIGHTED-
                                                                  AVERAGE         WEIGHTED-                          WEIGHTED-
          RANGE OF                            NUMBER            REMAINING           AVERAGE              NUMBER        AVERAGE
          EXERCISE                    OUTSTANDING AT          CONTRACTUAL          EXERCISE      EXERCISABLE AT       EXERCISE
           PRICES                       JULY 31,1999                 LIFE             PRICE       JULY 31, 1999          PRICE
           ------                       ------------                 ----             -----       -------------          -----
        0.50 - 1.00                          268,000                 3.35             $0.92             268,000          $0.92
        6.00 - 8.00                          498,600                 6.66              6.45             367,602           6.27
        8.50 - 13.50                         945,333                 7.41             10.20             278,465           9.26
                                        ------------          -----------         ---------      --------------      ---------
                                           1,711,933                 6.75             $7.66             914,067          $5.61
                                        ============          ===========         =========      ==============      =========

9)        INCOME TAXES

         Income tax expense (benefit) consists of:

                                          YEARS ENDED JULY 31,
                      ----------------------------------------------------------
                           1999                   1998                   1997
                           ----                   ----                   ----
Federal:
    Current           $ 12,268,200           $  8,888,100           $  6,390,300
    Deferred              (613,800)              (112,200)               359,400
                      ------------           ------------           ------------
                        11,654,400              8,775,900              6,749,700
                      ------------           ------------           ------------
State:
   Current               1,582,000                964,700                692,300
   Deferred                (80,000)               (12,200)                40,200
                      ------------           ------------           ------------
                         1,502,000                952,500                732,500
                      ------------           ------------           ------------
                      $ 13,156,400           $  9,728,400           $  7,482,200
                      ============           ============           ============


         The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to income before income taxes and the actual income tax expense follows:

                                                                      YEARS ENDED JULY 31,
                                                               ----------------------------------
                                                               1999           1998           1997
                                                               ----           ----           ----
Income tax expense at statutory rate                            35%            35%            35%
State income taxes, net of federal income tax benefit            3              4              3
Amortization of goodwill                                         2              1              1
Other differences                                               (3)            (1)            (1)
                                                               ----           ----           ----
                                                                37%            39%            38%
                                                               ====           ====           ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                      JULY 31,
                                                        ---------------------------------
                                                             1999                  1998
                                                             ----                  ----
Deferred tax assets:
    Allowance for doubtful accounts receivable          $   249,000           $   179,400
    Accrued vacation                                        201,900                97,800
    State taxes                                             537,900               337,700
    Depreciation                                          1,250,400               726,300
                                                        -----------           -----------
         Total gross deferred tax assets                  2,239,200             1,341,200
                                                        -----------           -----------

Deferred tax liabilities:
     Amortization of intangible assets                   (2,052,500)           (1,848,300)
                                                        -----------           -----------
          Total gross deferred tax liabilities           (2,052,500)           (1,848,300)
                                                        -----------           -----------
          Net deferred tax asset (liability)            $   186,700           $  (507,100)
                                                        ===========           ===========


         Based on the Company's historical operating earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no valuation allowance.

         In fiscal 1999, 1998 and 1997, the Company recognized a tax benefit of $458,000, $977,200 and $1,798,700, respectively, upon the exercise of certain stock warrants and options.

(10)      NET INCOME PER SHARE

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                                                                 YEARS ENDING JULY 31,
                                                                  --------------------------------------------------
                                                                     1999                1998                1997
                                                                     ----                ----                ----
Basic weighted shares outstanding                                 26,687,600          26,362,600          25,747,800

Effect of dilutive securities-stock options and warrants             881,400             536,800             765,600
                                                                  ----------          ----------          ----------
Diluted weighted average shares outstanding                       27,569,000          26,899,400          26,513,400
                                                                  ==========          ==========          ==========

(11)      MAJOR CUSTOMERS

         One customer accounted for 15% of revenue in fiscal 1999 and 16% in fiscal 1998 and 1997, respectively. No other customer accounted for more than 10% of revenues. No buyer of auto salvage accounted for more than 1% of gross proceeds in any period.

(12)     COMMITMENTS AND CONTINGENCIES

         LEASES:

         The Company leases certain facilities under operating leases and has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the years ended July 31, 1999, 1998 and 1997 aggregated, $8,175,700, $6,967,800 and $6,223,300, respectively.

         The Company has operating leasing lines with certain financial institutions of approximately $13.5 million for the purpose of leasing yard and fleet equipment of which approximately $7.2 million was available as of July 31, 1999.

         Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 1999 are as follows:

                                                                              CAPITAL       OPERATING
YEARS ENDING JULY 31,                                                         LEASES         LEASES
---------------------                                                         ------         ------
2000                                                                         $223,400      $12,967,100
2001                                                                           61,500       11,692,800
2002                                                                               --        9,433,800
2003                                                                               --        7,975,400
2004                                                                               --        5,717,200
Thereafter                                                                         --        7,125,200
                                                                             --------      -----------
                                                                              284,900      $54,911,500
                                                                                           ===========
Less amount representing interest                                              10,200
                                                                             --------
                                                                             $274,700
                                                                             ========

         COMMITMENT:

         The Company has entered into agreements to acquire approximately $3.7 million of multi-vehicle transport trucks and forklifts.

         CONTINGENCIES:

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(13)      RELATED PARTY TRANSACTIONS

         The Company leases certain of its facilities from affiliates of the Company under lease agreements. Rental payments under these leases aggregated $508,100, $398,200 and $388,800 for the years ended July 31, 1999, 1998 and
1997, respectively, and expire on various dates through 2005.

         An affiliate provided $518,800, $608,400 and $565,500 of tow services to the Company in fiscal 1999, 1998 and 1997, respectively.

(14)      NONCASH FINANCING AND INVESTING ACTIVITIES

         In fiscal 1998 and 1997, 72,792 and 108,280 warrants were exercised in a non-cash transaction, which resulted in the issuance of 64,446 and 93,906 shares of common stock, respectively.


(15)      QUARTERLY INFORMATION (UNAUDITED)

                                                                           FISCAL QUARTER
                                                                           --------------
                                              FIRST            SECOND           THIRD            FOURTH           TOTAL
                                              -----            ------           -----            ------           -----
         1999
         Revenues                          $ 30,193,100     $ 32,054,300     $ 40,014,800     $ 39,489,200     $141,751,400
                                           ============     ============     ============     ============     ============

         Operating income                  $  6,346,900     $  7,438,200     $  9,748,900     $  9,852,000     $ 33,386,000
                                           ============     ============     ============     ============     ============

          Net income                       $  4,190,700     $  4,821,600     $  6,284,900     $  6,669,100     $ 21,966,300
                                           ============     ============     ============     ============     ============

          Basic net income per share       $        .16     $        .18     $        .24     $        .25     $        .82
                                           ============     ============     ============     ============     ============

          Diluted net income per share     $        .15     $        .18     $        .23     $        .24     $        .80
                                           ============     ============     ============     ============     ============


                                              FIRST            SECOND           THIRD            FOURTH           TOTAL
                                              -----            ------           -----            ------           -----
         1998
         Revenues                          $ 27,490,800     $ 26,173,700     $ 30,568,700     $ 29,972,800     $114,206,000
                                           ============     ============     ============     ============     ============

         Operating income                  $  4,814,600     $  5,382,200     $  6,650,100     $  6,660,700     $ 23,507,600
                                           ============     ============     ============     ============     ============

         Net income                        $  3,140,100     $  3,453,000     $  4,302,500     $  4,320,600     $ 15,216,200
                                           ============     ============     ============     ============     ============

         Basic net income per share        $        .12     $        .13     $        .17     $        .16     $        .58
                                           ============     ============     ============     ============     ============

         Diluted net income per share      $        .12     $        .13     $        .16     $        .16     $        .57
                                           ============     ============     ============     ============     ============

FORM 10-K

The Company will provide, without charge to each Shareholder, upon written request a copy of its Form 10-K as required to be filed with the Securities & Exchange Commission pursuant to rule 13a-1, under the Securities Exchange Act of 1934. Your written request should be directed to: Chief Financial Officer, Copart, Inc.

ANNUAL MEETING

The Annual meeting of Shareholders will be held at 5500 E. Second Street, Benicia, California 94510 at 9:00 a.m. December 7, 1999.

                                                                     SCHEDULE II

                          COPART, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1999, 1998 AND 1997


                                                                               DEDUCTIONS
                                        BALANCE AT       CHARGED TO COSTS    APPLICATIONS TO      BALANCE AT
    DESCRIPTION AND YEAR             BEGINNING OF YEAR     AND EXPENSES         BAD DEBT          END OF YEAR
    --------------------             -----------------   ----------------    ---------------      -----------
Reserve for doubtful accounts:

July 31, 1999                            $ 385,000          $ 400,000          $(285,000)          $ 500,000
                                         =========          =========          =========           =========

July 31, 1998                            $  99,000          $ 374,000          $ (88,000)          $ 385,000
                                         =========          =========          =========           =========

July 31, 1997                            $  99,000          $  96,300          $ (96,300)          $  99,000
                                         =========          =========          =========           =========