Form 10-Q
period 1999-10-31
COPART INC
filed 1999-12-09
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999

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

 Number of shares of Common Stock outstanding as of December 7, 1999: 26,849,317

                          COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                OCTOBER 31, 1999


                  Description                                                           Page
                  -----------                                                           ----
         PART I - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL INFORMATION

                           Consolidated Balance Sheets                                    3
                           Consolidated Statements of Income                              4
                           Consolidated Statements of Cash Flows                          5
                           Notes to the Consolidated Financial Statements                 6

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS

                           Vehicle Processing Programs                                    8
                           Composition of Revenues                                        8
                           Composition of Costs and Expenses                              9
                           Acquisitions and New Openings                                  9

                           Results of Operations
                                    Revenues                                              9
                                    Operating Costs and Expenses                          9
                                    Operating Income, Other Income
                                            and Income Taxes                             10

                           Liquidity and Capital Resources                               10

                           Year 2000 Compliance                                          11

                           Factors Affecting Future Results                              12

         PART II - OTHER INFORMATION

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              15
                  Signatures                                                             16



ITEM 1 - FINANCIAL INFORMATION

                          COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                        October 31,                July 31,
                                                                                           1999                     1999
                                                                                       ------------             -------------
                                    ASSETS

 Current assets:
           Cash and cash equivalents                                                    $33,035,100              $37,047,800
           Accounts receivable, net                                                      41,852,200               37,531,300
           Vehicle pooling costs                                                         11,536,500               10,471,500
           Deferred income taxes                                                            988,800                  988,800
           Prepaid expenses and other assets                                              3,879,000                3,255,800
                                                                                       ------------             -------------
                        Total current assets                                             91,291,600               89,295,200
 Property and equipment, net                                                             61,149,000               51,599,400
 Intangibles and other assets, net                                                       77,014,800               77,782,500
                                                                                       ------------             -------------
                        Total assets                                                   $229,455,400             $218,677,100
                                                                                       ------------             -------------
                                                                                       ------------             -------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
           Current portion of long-term debt                                               $142,900                 $260,100
           Accounts payable and accrued liabilities                                      18,138,300               16,586,900
           Deferred revenue                                                               6,449,500                5,864,600
           Income taxes payable                                                           2,835,200                  493,400
           Other current liabilities                                                      1,583,200                1,443,700
                                                                                       ------------             -------------
                        Total current liabilities                                        29,149,100               24,648,700
 Deferred income taxes                                                                      802,100                  802,100
 Long-term debt, less current portion                                                     7,538,900                7,560,000
 Other liabilities                                                                        1,640,000                1,683,900
                                                                                       ------------             -------------
                        Total liabilities                                                39,130,100               34,694,700
                                                                                       ------------             -------------

 Shareholders' equity:
           Common stock, no par value - 30,000,000 shares authorized; 26,848,315 and 26,845,115 shares issued and outstanding at
                October 31, 1999 and July 31, 1999, respectively                        115,066,400              115,036,100
           Retained earnings                                                             75,258,900               68,946,300
                                                                                       ------------             -------------
                        Total shareholders' equity                                      190,325,300              183,982,400
                                                                                       ------------             -------------
 Commitments and contingencies
                        Total liabilities and shareholders' equity                     $229,455,400             $218,677,100
                                                                                       ------------             -------------
                                                                                       ------------             -------------



          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three months ended October 31,
                                                               -----------------------------------
                                                                    1999                 1998
                                                               --------------        -------------
 Revenues:
        Salvage fees                                            $33,430,800           $25,223,700
        Transportation revenue                                    4,632,600             3,981,900
        Purchased vehicle revenue                                 2,444,200               987,500
                                                               --------------        -------------
              Total revenues                                     40,507,600            30,193,100
                                                               --------------        -------------

 Operating costs and expenses:
       Yard and fleet                                            24,636,700            18,580,400
       General and administrative                                 3,305,500             2,976,000
       Depreciation and amortization                              2,753,000             2,289,800
                                                               --------------        -------------
              Total operating expenses                           30,695,200            23,846,200
                                                               --------------        -------------
              Operating income                                    9,812,400             6,346,900
                                                               --------------        -------------

 Other income (expense):
       Interest expense                                            (140,100)             (149,500)
       Interest income                                              407,900               437,900
       Other income                                                 184,200               234,600
                                                               --------------        -------------
              Total other income                                    452,000               523,000
                                                               --------------        -------------
              Income before income taxes                         10,264,400             6,869,900

 Income taxes                                                     3,951,800             2,679,200
                                                               --------------        -------------
              Net income                                         $6,312,600            $4,190,700
                                                               --------------        -------------
                                                               --------------        -------------

 Basic net income per share                                            $.24                  $.16
                                                               --------------        -------------
                                                               --------------        -------------
 Weighted average shares
      outstanding                                                26,848,000            26,580,600
                                                               --------------        -------------
                                                               --------------        -------------

 Diluted net income per share                                          $.23                  $.15
                                                               --------------        -------------
                                                               --------------        -------------

 Weighted average shares and dilutive
       potential common shares outstanding                       27,944,600            27,221,800
                                                               --------------        -------------
                                                               --------------        -------------



          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Three months ended October 31,
                                                                                --------------------------------
                                                                                   1999                 1998
                                                                                -----------         ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $6,312,600           $4,190,700
      Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                                           2,753,000            2,289,800
         Deferred rent                                                             (43,900)              26,400
         Gain on sale of assets                                                    (39,200)            (128,500)
         Changes in operating assets and liabilities:
               Accounts receivable                                              (4,320,900)          (1,505,200)
               Vehicle pooling costs                                            (1,065,000)            (633,900)
               Prepaid expenses and other current assets                          (887,500)              67,400
               Accounts payable and accrued liabilities                          1,690,900              417,400
               Deferred revenue                                                    584,900              416,600
               Income taxes                                                      2,341,800            1,926,900
                                                                                -----------         ------------
                   Net cash provided by operating activities                     7,326,700            7,067,600
                                                                                -----------         ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                       (11,311,200)          (4,423,100)
      Proceeds from sale of property and equipment                                  82,800              238,400
      Sale of short-term investments, net                                                -            4,168,500
      Other intangible asset additions                                              (3,000)              (4,500)
      Deferred preopening costs                                                          -             (107,300)
                                                                                -----------         ------------
                    Net cash used in investing activities                      (11,231,400)            (128,000)
                                                                                -----------         ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants                      30,300              295,300
      Principal payments on notes payable                                         (138,300)            (211,000)
                                                                                -----------         ------------
                    Net cash (used in) provided by financing activities           (108,000)              84,300
                                                                                -----------         ------------

 Net (decrease) increase in cash and cash equivalents                           (4,012,700)           7,023,900

 Cash and cash equivalents at beginning of period                               37,047,800           15,733,500
                                                                                -----------         ------------
 Cash and cash equivalents at end of period                                    $33,035,100          $22,757,400
                                                                                -----------         ------------
                                                                                -----------         ------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                               $140,100             $149,500
                                                                                -----------         ------------
                                                                                -----------         ------------
      Income taxes paid                                                         $1,628,800             $713,700
                                                                                -----------         ------------
                                                                                -----------         ------------



          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (UNAUDITED)

NOTE 1 - General:

         In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         Gross proceeds generated from auctioned salvage vehicles were approximately $180,785,400 and $147,205,700 for the three months ended October 31, 1999 and 1998, respectively.

         There is no difference between net income and comprehensive income for the three months ended October 31, 1999 and October 31, 1998.

NOTE 2 - Net Income Per Share:

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:


                                                             Three months ending October 31,
                                                             -------------------------------
                                                                   1999             1998
                                                             -------------     -------------
Basic weighted shares outstanding                              26,848,000        26,580,600

Stock options and warrants outstanding                          1,096,600           641,200
                                                             -------------     -------------

Diluted weighted average shares outstanding                    27,944,600        27,221,800
                                                             -------------     -------------
                                                             -------------     -------------




NOTE 3 - Recently Adopted Accounting Pronouncements

         In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company adopted both of these standards on August 1, 1999. The adoption of SOP No. 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows. The effect of adopting SOP No. 98-5 was $160,000 net of taxes.

NOTE 4 - New Openings and Acquisitions

         During November 1999, the Company purchased certain assets of a 64-acre public auction facility located in Chesapeake, Virginia. In addition during November 1999 the Company opened a new 18-acre facility in Graham, Washington and opened a new 20-acre facility in Denver, Colorado. With the addition of these locations, the Company has 68 facilities occupying approximately 1,752 acres nationwide.

NOTE 5 - Segment Reporting

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

          For the three months ended October 31, 1999 and 1998, approximately 54% and 47%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

          For the three months ended October 31, 1999 and 1998, approximately 45% and 52%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

          For the three months ended October 31, 1999 and 1998, approximately 1% and 1%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

         Copart has experienced significant growth as it acquired eleven vehicle auction facilities and established seven new salvage vehicle auction facilities since the beginning of fiscal 1998. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

         As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2000, Copart acquired a facility in Chesapeake, Virginia and opened new facilities in Graham, Washington and Denver, Colorado. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. In fiscal 1998, Copart acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

                              RESULTS OF OPERATIONS

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

REVENUES

         Revenues were approximately $40.5 million during the three months ended October 31, 1999, an increase of approximately $10.3 million, or 34%, over the three months ended October 31, 1998. The change in revenues is due primarily to a $8.2 million increase in salvage fees plus a $0.7 million increase in transportation revenue and a $1.4 million increase in purchase vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

          New facilities in Austin/San Antonio, Nashville, McAllen, Huntsville and Wichita contributed $0.7 million of new salvage fee and transportation revenues for the three months ended October 31, 1999. Existing yard salvage fee and transportation revenues increased by $8.2 million, or 27%, and existing yard purchased vehicle revenues increased by $1.4 million, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $24.6 million during the three months ended October 31, 1999, an increase of approximately $6.1 million, or 33%, over the comparable period in fiscal 1999. Approximately $0.9 million of yard and fleet expenses were the result of the addition of Austin/San Antonio,

Nashville, McAllen, Huntsville and Wichita. The remainder of the increase in yard and fleet was attributable to yard and fleet expenses from existing operations. Yard and fleet expenses decreased to 61% of revenues during the first quarter of fiscal 2000, as compared to 62% of revenues during the same period of fiscal 1999.

         General and administrative expenses were approximately $3.3 million during the three months ended October 31, 1999, an increase of approximately $0.3 million, or 11%, over the comparable period in fiscal 1999. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 8% of revenues during the first quarter of fiscal 2000 as compared to 10% of revenues in the same period of fiscal 1999.

         Depreciation and amortization expense was approximately $2.8 million during the three months ended October 31, 1999, an increase of approximately $0.5 million, or 20%, over the comparable period in fiscal 1999. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1999.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $9.8 million during the three months ended October 31, 1999, an increase of approximately $3.5 million or 54.6% over the comparable period in fiscal 1999. Existing facilities produced $3.7 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in Austin/San Antonio, Nashville, McAllen, Huntsville and Wichita lost $0.2 million.

         Total other income for the three months ended October 31, 1999 and 1998 was approximately $0.5 million.

         The effective income tax rate used for the three months ended October 31, 1999 and 1998 was approximately 39%.

         Due to the foregoing factors, Copart realized net income of approximately $6.3 million for the three months ended October 31, 1999, compared to net income of approximately $4.2 million for the three months ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

         At October 31, 1999, Copart had working capital of approximately $62.1 million, including cash and cash equivalents of approximately $33.0 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

         Copart generated cash from operations of approximately $7.3 million and $7.1 million, during the three months ended October 31, 1999 and 1998, respectively.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $11.3 million and $4.4 million for the three months ended October 31, 1999, and 1998, respectively. Capital expenditures for land and buildings totaled approximately $6.4 million, the remaining balance of $5.9 million related primarily to improving and expanding facilities, acquiring yard and computer equipment and software.

         Cash and cash equivalents decreased by approximately $4.0 million and increased by $7.0 million for the three months ended October 31, 1999 and 1998, respectively. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

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

FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the first quarter of fiscal 2000 and 1999, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 16% and 15%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

         Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially owns approximately 39% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholders.

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

         The Company has a number of regional and national contracts with various suppliers. There can be no assurance that the existence of other state, regional or national contracts entered into by the Company's competitors will not have a material adverse effect on the Company or the Company's expansion plans. Furthermore, the Company is likely to face competition from major competitors in the acquisition of salvage vehicle auction facilities, which could significantly increase the cost of such acquisitions and thereby materially impede the Company's expansion objectives or have a material adverse effect on the Company's results of operations.* These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, there can be no assurance that they may not in the future decide to dispose of their salvage vehicles directly to buyers. Existing or new competitors may be significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

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


                                   COPART, INC.

                                   /s/ Wayne R. Hilty
                                   -----------------------------------------
                                   Wayne R. Hilty, Senior Vice President and
                                   Chief Financial Officer (duly authorized
                                   officer and principal financial and
                                   accounting officer) Date: December 7, 1999