Form 10-Q
period 2000-01-31
COPART INC
filed 2000-03-14
CIK 900075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000

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

                   YES       X               NO
                       -----------              ----------------

  Number of shares of Common Stock outstanding as of March 13, 2000: 53,792,470

                          COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                JANUARY 31, 2000


                  DESCRIPTION                                                           PAGE
                  -----------                                                           ----
         PART I - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS
                           Consolidated Balance Sheets                                    3
                           Consolidated Statements of Income                              4
                           Consolidated Statements of Cash Flows                          5

                           Notes to the Consolidated Financial Statements                 6

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS
                           Vehicle Processing Programs                                    8
                           Composition of Revenues                                        8
                           Composition of Costs and Expenses                              9
                           Acquisitions and New Openings                                  9

                           Results of Operations                                          9

                           Liquidity and Capital Resources                               12

                           Year 2000 Compliance                                          13

                           Factors Affecting Future Results                              13

         PART II - OTHER INFORMATION


                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                    HOLDERS                                              16

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              17
                           Signatures                                                    18

 ITEM 1 - FINANCIAL INFORMATION

                        COPART, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                                   January 31,                July 31,
                                                                                      2000                     1999
                                                                              ----------------------   ----------------------
                                    ASSETS

 Current assets:
           Cash and cash equivalents                                           $         15,338,800     $         37,047,800
           Accounts receivable, net                                                      50,860,900               37,531,300
           Vehicle pooling costs                                                         14,166,500               10,471,500
           Deferred income taxes                                                            988,800                  988,800
           Prepaid expenses and other assets                                              5,085,300                3,255,800
                                                                              ----------------------   ----------------------
                        Total current assets                                             86,440,300               89,295,200
 Property and equipment, net                                                             66,074,300               51,599,400
 Intangibles and other assets, net                                                       84,994,600               77,782,500
                                                                              ----------------------   ----------------------
                        Total assets                                           $        237,509,200     $         218,677,100
                                                                              ======================   ======================


                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
           Current portion of long-term debt                                   $            107,400     $            260,100
           Accounts payable and accrued liabilities                                      20,104,300               16,586,900
           Deferred revenue                                                               7,481,000                5,864,600
           Income taxes payable                                                             566,600                  493,400
           Other current liabilities                                                      1,593,500                1,443,700
                                                                              ----------------------   ----------------------
                        Total current liabilities                                        29,852,800               24,648,700
 Deferred income taxes                                                                      802,100                  802,100
 Long-term debt, less current portion                                                     7,517,500                7,560,000
 Other liabilities                                                                        1,596,000                1,683,900
                                                                              ----------------------   ----------------------
                        Total liabilities                                                39,768,400               34,694,700
                                                                              ----------------------   ----------------------

 Shareholders' equity:
           Common stock, no par value - 30,000,000 shares authorized; 53,791,470 and 53,690,230 shares issued and outstanding at
                January 31, 2000 and July 31, 1999, respectively                        115,863,500              115,036,100
           Retained earnings                                                             81,877,300               68,946,300
                                                                              ----------------------   ----------------------
                        Total shareholders' equity                                      197,740,800              183,982,400
                                                                              ----------------------   ----------------------
 Commitments and contingencies
                        Total liabilities and shareholders' equity                    $ 237,509,200            $ 218,677,100
                                                                              ======================   ======================

         See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      Three months ended January 31,              Six months ended January 31,
                                                 ------------------------------------------    -------------------------------------

                                                          2000                   1999                 2000                 1999
                                                 -------------------    -------------------    ----------------    -----------------

 Revenues:
        Salvage fees                              $      36,861,600      $      27,133,300      $   70,292,400      $    52,357,000
        Transportation revenue                            4,851,000              3,938,100           9,483,600            7,920,000
        Purchased vehicle revenue                         2,693,800                982,900           5,138,000            1,970,400
                                                 -------------------    -------------------    ----------------    -----------------
              Total revenues                             44,406,400             32,054,300          84,914,000           62,247,400
                                                 -------------------    -------------------    ----------------    -----------------

 Operating costs and expenses:
       Yard and fleet                                    27,361,800             19,122,800          51,998,600           37,703,200
       General and administrative                         4,003,200              3,058,000           7,308,700            6,034,000
       Depreciation and amortization                      2,738,100              2,435,300           5,491,100            4,725,100
                                                 -------------------    -------------------    ----------------    -----------------
              Total operating expenses                   34,103,100             24,616,100          64,798,400           48,462,300
                                                 -------------------    -------------------    ----------------    -----------------
              Operating income                           10,303,300              7,438,200          20,115,600           13,785,100
                                                 -------------------    -------------------    ----------------    -----------------

 Other income (expense):
       Interest expense                                    (138,000)              (147,200)           (278,100)            (296,700)
       Interest income                                      446,400                381,100             854,200              819,000
       Other income                                         154,900                167,900             339,100              402,500
                                                 -------------------    -------------------    ----------------    -----------------
              Total other income                            463,300                401,800             915,200              924,800
                                                 -------------------    -------------------    ----------------    -----------------
              Income before income taxes                 10,766,600              7,840,000          21,030,800           14,709,900

 Income taxes                                             4,148,100              3,018,400           8,099,900            5,697,600
                                                 -------------------    -------------------    ----------------    -----------------
              Net income                          $       6,618,500      $       4,821,600      $   12,930,900      $     9,012,300
                                                 ===================    ===================    ================    =================

 Basic net income per share                       $             .12      $             .09      $          .24      $           .17
                                                 ===================    ===================    ================    =================
 Weighted average shares
      outstanding                                        53,728,500             53,304,000          53,712,200           53,232,600
                                                 ===================    ===================    ================    =================

 Diluted net income per share                     $             .12      $             .09      $          .23      $           .16
                                                 ===================    ===================    ================    =================
 Weighted average shares and dilutive
       potential common shares outstanding               56,245,200             55,074,800          56,081,000           54,783,200
                                                 ===================    ===================    ================    =================




     See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six months ended January 31,
                                                                             ---------------------------------------

                                                                                   2000                 1999
                                                                             ------------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $     12,930,900     $      9,012,300
      Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                                               5,491,100            4,725,100
         Deferred rent                                                                 (87,900)              40,300
         Gain on sale of assets                                                        (94,600)            (158,000)
         Changes in operating assets and liabilities:
               Accounts receivable                                                 (12,917,400)          (7,946,600)
               Vehicle pooling costs                                                (3,318,000)          (2,119,500)
               Prepaid expenses and other current assets                            (2,093,700)            (189,300)
               Accounts payable and accrued liabilities                              3,667,200             (582,900)
               Deferred revenue                                                      1,616,400            1,022,700
               Income taxes                                                            352,700            1,108,000
                                                                             ------------------   ------------------
                   Net cash provided by operating activities                         5,546,700            4,912,100
                                                                             ------------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                           (17,550,900)         (10,736,700)
      Proceeds from sale of property and equipment                                     159,700              277,000
      Sale of short-term investments, net                                                    -           12,348,300
      Other intangible asset additions                                                       -               (4,500)
      Purchase of net current assets in connection with acquisitions                  (814,700)                   -
      Purchase of property and equipment in connection with acquisition               (531,500)                   -
      Purchase of intangible assets in connection with acquisitions                 (8,871,000)                   -
      Deferred preopening costs                                                              -             (124,600)
                                                                             ------------------   ------------------
                    Net cash used in investing activities                          (27,608,400)           1,759,500
                                                                             ------------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants                         141,000              476,100
      Proceeds from the issuance of
         Employee Stock Purchase Plan shares                                           406,900              249,800
      Principal payments on notes payable                                             (195,200)            (335,800)
                                                                             ------------------   ------------------
                    Net cash provided by financing activities                          352,700              390,100
                                                                             ------------------   ------------------

 Net (decrease) increase in cash and cash equivalents                              (21,709,000)           7,061,700

 Cash and cash equivalents at beginning of period                                   37,047,800           15,733,500
                                                                             ------------------   ------------------
 Cash and cash equivalents at end of period                                   $     15,338,800     $     22,795,200
                                                                             ==================   ==================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                           $        278,100     $        296,700
                                                                             ==================   ==================
      Income taxes paid                                                       $      7,712,000     $      4,432,500
                                                                             ==================   ==================


         See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (UNAUDITED)

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

NOTE 2 - Net Income Per Share:

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:


                                                       THREE MONTHS ENDED JANUARY 31,    SIX MONTHS ENDED JANUARY 31,

                                                         2000               1999                2000            1999
                                                     -------------      ------------        -------------- --------------
Basic weighted shares outstanding                     53,728,500        53,304,000           53,712,200     53,232,600

Stock options and warrants outstanding                 2,516,700         1,770,800            2,368,800      1,550,600
                                                     ------------       ------------        -------------- --------------

Diluted weighted average shares outstanding           56,245,200        55,074,800           56,081,000     54,783,200
                                                     ============       ============        ==============  =============


NOTE 3 - Stock Split:

         On December 28, 1999, the Board of Directors approved a two-for-one stock split of the Company's Common Stock. On the payment date of January 24, 2000, shareholders received one additional share for each share owned on the record date of January 6, 2000. The impact of this stock split has been reflected retroactively in the accompanying consolidated financial statements.

NOTE 4 - Acquisitions:

         During March 2000, the Company purchased certain assets of an 11-acre salvage auction facility located in Boise, Idaho. With the addition of this location, the Company has 71 facilities in 35 states occupying approximately 1,829 acres nationwide.

NOTE 5 - Segment Reporting:

         All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 6 - Recently Adopted Accounting Pronouncement:

         In December 1999, the Securities and Exchange Commission published SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB 101). This staff accounting bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principals to revenue recognition in financial statements. The Company is currently evaluating the application of SAB 101 to its business. SAB 101 will be effective for the fiscal year beginning August 1, 2000.

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

          For the three months ended January 31, 2000 and 1999, approximately 55% and 50%, respectively, and for the six months ended January 31, 2000 and 1999, approximately 54% and 49%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

          For the three months ended January 31, 2000 and 1999, approximately 44% and 49%, respectively, and for the six months ended January 31, 2000 and 1999, approximately 45% and 50%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

          For the three and six months ended January 31, 2000 and 1999, approximately 1%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

         Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of the PIP program by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.*

COMPOSITION OF REVENUES

         Revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed programs where the Company charges for title processing, special preparation, storage and auctioning. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at the Company's auctions for vehicles processed under the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

         Copart has experienced significant growth as it acquired thirteen vehicle auction facilities and established seven new salvage vehicle auction facilities since the beginning of fiscal 1998. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

         As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2000, Copart acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois and North Boston, Massachusetts and opened new facilities in Graham, Washington and Denver, Colorado. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. In fiscal 1998, Copart acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

                              RESULTS OF OPERATIONS


Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

REVENUES

         Revenues were approximately $44.4 million during the three months ended January 31, 2000, an increase of approximately $12.3 million, or 39%, over the three months ended January 31, 1999. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $193.2 million during the three months ended January 31, 2000, an increase of approximately $57.1 million, or 42%, over the three months ended January 31, 1999. The increase in gross proceeds resulted in a $9.7 million increase in salvage fees plus a $0.9 million increase in transportation revenue. In addition, purchase vehicle revenues increased by $1.7 million compared to the prior year due to increased gross proceeds from vehicles sold under the Purchase Program.

          New facilities in Austin/San Antonio, Nashville, McAllen, Huntsville, Wichita, Chesapeake, Graham, Peoria, and North Boston contributed $1.7 million of new salvage fee and transportation revenues for the three months ended January 31, 2000. Existing yard salvage fee and transportation revenues increased by $9.0 million, or 29%, and existing yard purchase vehicle revenues increased by $1.7 million, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $27.4 million during the three months ended January 31, 2000, an increase of approximately $8.2 million, or 43%, over the comparable period in fiscal 1999. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.1 million of yard and fleet expenses were attributable to new facilities in Austin/San Antonio, Nashville, McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, and North Boston. Yard and fleet expenses from existing facilities grew by approximately $6.1 million, or 32%, compared to existing-facility revenue growth of 33%. Transportation expenses, a significant component of yard and fleet, increased faster than the growth in revenues due to increase use of towing subcontractors (which are more costly than the company's own trucks), and increased fuel, insurance and other fleet expenses. The increase in most other yard and fleet expenses is parallel to the growth in revenues. Yard and fleet expenses increased to 62% of revenues during the second quarter of fiscal 2000, as compared to 60% of revenues during the same period of fiscal 1999.


         General and administrative expenses were approximately $4.0 million during the three months ended January 31, 2000, an increase of approximately $0.9 million, or 31%, over the comparable period in fiscal 1998. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 9% of revenues during the second quarter of fiscal 2000 as compared to 10% of revenues in the same period of fiscal 1999.

         Depreciation and amortization expense was approximately $2.7 million during the three months ended January 31, 2000, an increase of approximately $0.3 million, or 12%, over the comparable period in fiscal 1999. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1999 and 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $10.3 million during the three months ended January 31, 2000, an increase of approximately $2.9 million, or 39%, over the comparable period in fiscal 1999. Existing facilities produced $3.5 million of the increase due to the changes in revenues and expenses as discussed above. New facilities in Austin/San Antonio, Nashville, McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, and North Boston lost $0.6 million.

         Total other income was approximately $0.5 million during the three months ended January 31, 2000, an increase of approximately $0.1 million, over the three months ended January 31, 1999.

         The effective income tax rate for both of the three-month periods ended January 31, 2000 and 1999 was approximately 39%.

         Due to the foregoing factors, Copart realized net income of approximately $6.6 million for the three months ended January 31, 2000, compared to net income of approximately $4.8 million for the three months ended January 31, 1999.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

REVENUES

         Revenues were approximately $84.9 million during the six months ended January 31, 2000, an increase of approximately $22.7 million, or 36%, over the six months ended January 31, 1999. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $374.0 million during the six months ended January 31, 2000, an increase of approximately $90.6 million, or 32%, over the six months ended January 31, 1999. The increase in gross proceeds resulted in a $17.9 million increase in salvage fees plus a $1.6 million increase in transportation revenue. In addition, purchase vehicle revenues increased by $3.2 million compared to the prior year due to increased gross proceeds from vehicles sold under the Purchase Program.

          New facilities in Austin/San Antonio, Nashville, McAllen, Huntsville, Wichita, Chesapeake, Graham, Peoria, and North Boston contributed $2.4 million of new salvage fee and transportation revenues for the six months ended January 31, 2000. Existing yard salvage fee and transportation revenues increased by $17.2 million, or 28.6%, and existing yard purchased vehicle revenues increased by $3.2 million, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $52.0 million during the six months ended January 31, 2000, an increase of approximately $14.3 million, or 38%, over the comparable period in fiscal 1999. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.9 million of the increase of yard and fleet expenses were attributable to new facilities in Austin/San Antonio, Nashville, McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, and North Boston. Yard and fleet expenses from existing facilities grew by approximately $11.4 million, or 30%, compared to existing-facility revenue growth of 33%. Yard and fleet expenses remained unchanged at 61% of revenues during the first six months of fiscal 2000 and 1999.

         General and administrative expenses were approximately $7.3 million during the six months ended January 31, 2000, an increase of approximately $1.3 million, or 21%, over the comparable period in fiscal 1999. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 9% of revenues during the first six months of fiscal 2000, as compared to 10% of revenues during the same period of fiscal 1999.

         Depreciation and amortization expense was approximately $5.5 million during the six months ended January 31, 2000, an increase of approximately $0.8 million, or 16%, over the comparable period in fiscal 1999. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1999 and 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $20.1 million during the six months ended January 31, 2000, an increase of approximately $6.3 million or 46% over the comparable period in fiscal 1999. Existing facilities produced $7.3 million of the increase due to the changes in revenues and expenses as discussed above. New facilities in Austin/San Antonio, Nashville, McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, and North Boston lost $1.0 million.

         Total other income for both of the six-month periods ended January 31, 2000 and 1999 was approximately $0.9 million.

         The effective income tax rate for both of the six-month periods ended January 31, 2000 and 1999 was approximately 39%.

         Due to the foregoing factors, Copart realized net income of approximately $12.9 million for the six months ended January 31, 2000, compared to net income of approximately $9.0 million for the six months ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

         At January 31, 2000, Copart had working capital of approximately $56.3 million, including cash, cash equivalents and short-term investments of approximately $15.3 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

         Copart generated cash from operations of approximately $5.5 million and $4.9 million, during the six months ended January 31, 2000 and 1999, respectively.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $17.6 million and $10.7 million for the six months ended January 31, 2000, and 1999, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

         Cash, cash equivalents and short-term investments decreased by approximately $21.7 million for the six months ended January 31, 2000. The decrease is due primarily to acquisitions, additions to property and equipment, increases in accounts receivable, and other working capital changes. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

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

YEAR 2000 ISSUES

         To date, the Company has experienced no disruptions in the operations of its internal information systems or in the availability of its facilities during its transition to the year 2000. The Company is not aware that any of its vendors experienced any significant disruptions during their transition to the year 2000. The Company will continue to monitor its systems in the transition to year 2000 and will act promptly to resolve any problems that occur. If the Company or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on the Company.

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

         The Company's operating results have fluctuated in the past and may fluctuate significantly in the future depending on a number of factors. These factors include changes in the market value of salvage vehicles, buyer attendance at salvage auctions, fluctuations in vehicle transportation costs, delays or changes in state title processing and/or changes in state or federal laws or regulations affecting salvage vehicles, fluctuations in Actual Cash Values (ACV's) of salvage vehicles, the availability of vehicles and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. There can be no assurance, therefore, that the Company's operating results in some future quarter will not be below the expectations of public market analysts and/or investors.

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

         The salvage vehicle auction industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. (IAA). IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with vehicle suppliers.* Vehicle suppliers may enter into state, regional or national supply agreements with competitors of the Company.

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

         During December 1999, the Company announced that its Board of Directors had approved the creation of a subsidiary for the possibility of operating and expanding the Company's Internet businesses which provide quotes of salvage vehicle values (Copart ProQuote) and locate used automobile parts (CoPartfinder). The Company has initiated the process of seeking a private letter ruling from the Internal Revenue Service (IRS) as to whether it can distribute shares of the subsidiary to its shareholders as a tax-free dividend. IRS approval may take from four to nine months and there can be no assurance that such approval will be received or will be issued on terms acceptable to the Company. The proposed transaction will be subject to receiving IRS approval and the business operating and market conditions at the actual time of the spin-off. The Company is also considering obtaining separate funding and other strategic alternatives.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Company was held on December 7, 1999 (the "Meeting").

         (b)  The following directors were elected at the Meeting:

                           Willis J. Johnson
                           Marvin L. Schmidt
                           A. Jayson Adair
                           James Grosfeld
                           James E. Meeks
                           Jonathan Vannini
                           Harold Blumenstein

         (c) The results of the vote on the matters voted upon at the meeting are:


                           (i)      ELECTION OF DIRECTORS              FOR              WITHHELD
                                    ---------------------              ---              --------

                                    Willis J. Johnson                  23,785,920       960,394
                                    Marvin L. Schmidt                  23,786,420       959,894
                                    A. Jayson Adair                    23,749,344       996,970
                                    James Grosfeld                     23,778,010       968,304
                                    James E. Meeks                     23,749,844       996,470
                                    Jonathan Vannini                   23,813,420       932,894
                                    Harold Blumenstein                 23,814,394       931,920


                           (ii) Approval to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company, from 30 million to 60 million:


                                    FOR              AGAINST           ABSTAINED        NO VOTE
                                    ---              -------           ---------        -------

                                    24,441,429       294,806           10,079           -0-

                           (iii) Approval of an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved under the plan from 3 million to 4 million shares:

                                    FOR              AGAINST           ABSTAINED        NO VOTE
                                    ---              -------           ---------        -------

                                    20,433,978       4,292,140         20,196           -0-

                           (iv) Approval of an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the number of shares reserved under the plan from 340,000 to 500,000 shares:


                                    FOR              AGAINST           ABSTAINED        NO VOTE
                                    ---              -------           ---------        -------

                                    24,643,755       83,898            18,661           -0-

                           (iv) Ratification of KPMG LLP as independent auditors for the Company for fiscal year 2000:


                                    FOR              AGAINST           ABSTAINED        NO VOTE
                                    ---              -------           ---------        -------

                                    24,731,846       4,567             9,901            -0-


                  The foregoing matters are described in more detail in the Company's definitive proxy statement dated November 1, 1999 relating to the Meeting.



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



                                    COPART, INC.

                                    /s/ Wayne R. Hilty
                                    --------------------------------------------
                                    Wayne R. Hilty, Senior Vice President and
                                    Chief Financial Officer (duly authorized
                                    officer and principal financial and
                                    accounting officer)
                                    Date: March 13, 2000