Form 10-Q
period 2000-04-30
COPART INC
filed 2000-06-09
CIK 900075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000

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

                      YES       X               NO

         Number of shares of Common Stock outstanding as of June 8, 2000:
54,099,270

                          COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                 APRIL 30, 2000

             Description                                                                Page
             -----------                                                               ------
         PART I - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS


                           Consolidated Balance Sheets                                    3
                           Consolidated Statements of Income                              4
                           Consolidated Statements of Cash Flows                          5
                           Notes to the Consolidated Financial Statements                 6

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS

                           Vehicle Processing Programs                                    7
                           Composition of Revenues                                        7
                           Composition of Costs and Expenses                              8
                           Acquisitions and New Openings                                  8
                           Results of Operations                                          8
                           Liquidity and Capital Resources                               11
                           Year 2000 Compliance                                          11
                           Factors Affecting Future Results                              12

         PART II - OTHER INFORMATION

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                           Signatures                                                    15
                           Exhibit 27.1 Financial Data Schedule                          16

ITEM 1 - FINANCIAL INFORMATION

                                  COPART, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)


                                                                               April 30,      July 31,
                                                                                 2000          1999
                                                                             ------------   ------------
                                             ASSETS
Current assets:

           Cash and cash equivalents                                         $ 20,595,000   $ 37,047,800
           Accounts receivable, net                                            48,585,100     37,531,300
           Vehicle pooling costs                                               13,862,800     10,471,500
           Deferred income taxes                                                  988,800        988,800
           Prepaid expenses and other assets                                    4,725,300      3,255,800
                                                                             ------------   ------------
                        Total current assets                                   88,757,000     89,295,200
Property and equipment, net                                                    73,905,900     51,599,400
Intangibles and other assets, net                                              86,027,200     77,782,500
                                                                             ------------   ------------
                        Total assets                                         $248,690,100   $218,677,100
                                                                             ============   ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

           Current portion of long-term debt                                 $     80,700   $    260,100
           Accounts payable and accrued liabilities                            22,726,800     16,586,900
           Deferred revenue                                                     7,075,200      5,864,600
           Income taxes payable                                                 1,118,000        493,400
           Other current liabilities                                            1,602,100      1,443,700
                                                                             ------------   ------------
                        Total current liabilities                              32,602,800     24,648,700
Deferred income taxes                                                             802,100        802,100
Long-term debt, less current portion                                            7,500,000      7,560,000
Other liabilities                                                               1,552,100      1,683,900
                                                                             ------------   ------------
                        Total liabilities                                      42,457,000     34,694,700
                                                                             ------------   ------------

Shareholders' equity:

           Common stock, no par value - 30,000,000 shares authorized;
                53,992,470 and 53,690,230 shares issued and outstanding at
                April 30, 2000 and July 31, 1999, respectively                116,019,900    115,036,100
           Retained earnings                                                   90,213,200     68,946,300
                                                                             ------------   ------------
                        Total shareholders' equity                            206,233,100    183,982,400
                                                                             ------------   ------------
Commitments and contingencies

                        Total liabilities and shareholders' equity           $248,690,100   $218,677,100
                                                                             ============   ============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                             Three months ended April 30,       Nine months ended April 30,
                                            ------------------------------    ------------------------------
                                                2000              1999            2000             1999
                                            -------------    -------------    -------------    -------------
Revenues:
        Salvage fees                        $  44,237,900    $  33,885,300    $ 114,530,300    $  86,242,300
        Transportation revenue                  6,021,000        4,887,600       15,504,500       12,807,600
        Purchased vehicle revenue               3,542,300        1,241,900        8,680,200        3,212,300
                                            -------------    -------------    -------------    -------------
              Total revenues                   53,801,200       40,014,800      138,715,000      102,262,200
                                            -------------    -------------    -------------    -------------

Operating costs and expenses:
       Yard and fleet                          33,761,500       24,577,000       85,760,100       62,280,200
       General and administrative               4,017,300        3,185,700       11,326,000        9,219,700
       Depreciation and amortization            2,915,000        2,503,200        8,406,100        7,228,300
                                            -------------    -------------    -------------    -------------
              Total operating expenses         40,693,800       30,265,900      105,492,200       78,728,200
                                            -------------    -------------    -------------    -------------
              Operating income                 13,107,400        9,748,900       33,222,800       23,534,000
                                            -------------    -------------    -------------    -------------
Other income (expense):
       Interest expense                          (135,500)        (144,700)        (413,600)        (441,400)
       Interest income                            314,800          312,700        1,169,100        1,131,700
       Other income                               262,900          138,800          602,100          541,300
                                            -------------    -------------    -------------    -------------
              Total other income                  442,200          306,800        1,357,600        1,231,600
                                            -------------    -------------    -------------    -------------
              Income before income taxes       13,549,600       10,055,700       34,580,400       24,765,600

Income taxes                                    5,213,500        3,770,800       13,313,500        9,468,400
                                            -------------    -------------    -------------    -------------
              Net income                    $   8,336,100    $   6,284,900    $  21,266,900    $  15,297,200
                                            =============    =============    =============    =============
Basic net income per share                  $         .15    $         .12    $         .40    $         .29
                                            =============    =============    =============    =============
Weighted average shares
      outstanding                              53,914,500       53,411,600       53,779,000       53,291,000
                                            =============    =============    =============    =============
Diluted net income per share                $         .15    $         .11    $         .38    $         .27
                                            =============    =============    =============    =============
Weighted average shares and dilutive
      potential common shares outstanding      56,464,900       55,594,200       56,019,400       55,735,600
                                            =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Nine months ended April 30,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 21,266,900    $ 15,297,200
     Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation and amortization                                      8,406,100       7,228,300
         Deferred rent                                                       (131,800)         54,200
         Gain on sale of assets                                              (143,000)       (172,300)
         Employee Stock Purchase Plan compensation                               --            37,500
         Changes in operating assets and liabilities:
                Accounts receivable                                       (10,458,100)     (3,443,500)
                Vehicle pooling costs                                      (2,860,600)       (843,400)
                Prepaid expenses and other current assets                  (1,733,800)       (379,600)
                Accounts payable and accrued liabilities                    6,298,300       3,953,200
                Deferred revenue                                            1,210,600         232,800
                Income taxes                                                  624,600       1,337,700
                                                                         ------------    ------------
                   Net cash provided by operating activities               22,479,200      23,302,100
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (26,963,000)    (14,482,200)
     Proceeds from sale of property and equipment                             226,200         307,700
     Sale of short-term investments, net                                         --        13,062,200
     Other intangible asset additions                                            --           (29,100)
     Purchase of net current assets in connection with acquisitions        (1,126,400)           --
     Purchase of property and equipment in connection with acquisition       (923,400)           --
     Purchase of intangible assets in connection with acquisitions        (10,889,800)           --
     Deferred preopening costs                                                   --          (293,800)
                                                                         ------------    ------------
                    Net cash used in investing activities                 (39,676,400)     (1,435,200)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from the exercise of stock options and warrants                 576,900         727,000
     Proceeds from the issuance of
         Employee Stock Purchase Plan shares                                  406,900         212,300
     Principal payments on notes payable                                     (239,400)       (469,400)
                                                                         ------------    ------------
                    Net cash provided by financing activities                 744,400         469,900
                                                                         ------------    ------------

Net (decrease) increase in cash and cash equivalents                      (16,452,800)     22,336,800

Cash and cash equivalents at beginning of period                           37,047,800      15,733,500
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $ 20,595,000    $ 38,070,300
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                       $    413,600    $    441,600
                                                                         ============    ============
     Income taxes paid                                                   $ 12,602,800    $  8,955,500
                                                                         ============    ============


           See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2000
                                   (UNAUDITED)

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

NOTE 2 - Net Income Per Share:

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                              Three months ended April 30,    Nine months ended April 30,
                                              ----------------------------    ---------------------------
                                                   2000           1999           2000           1999
                                                ----------     ----------     ----------     ----------
Basic weighted shares outstanding               53,914,500     53,411,600     53,779,000     53,291,000

Stock options and warrants outstanding           2,550,400      2,182,600      2,240,400      2,444,600
                                                ----------     ----------     ----------     ----------

Diluted weighted average shares outstanding     56,464,900     55,594,200     56,019,400     55,735,600
                                                ==========     ==========     ==========     ==========

NOTE 3 - Acquisitions:

         During May 2000, the Company purchased certain assets of a 40-acre salvage auction facility located in San Antonio, Texas and purchased certain assets of a 52-acre salvage auction facility located in Albuquerque, New Mexico. With the addition of these locations, the Company has 76 facilities in 36 states occupying approximately 1,963 acres nationwide.

NOTE 4 - Segment Reporting:

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

          For the three months ended April 30, 2000 and 1999, approximately 55% and 51%, respectively, and for the nine months ended April 30, 2000 and 1999, approximately 55% and 49%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

          For the three months ended April 30, 2000 and 1999, approximately 44% and 48%, respectively, and for the nine months ended April 30, 2000 and 1999, approximately 44% and 50%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

          For the three and nine months ended April 30, 2000 and 1999, approximately 1%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

         Copart has experienced significant growth as it acquired sixteen salvage vehicle auction facilities and established eight new facilities since the beginning of fiscal 1998. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

         As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2000, Copart acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington and Abilene, Texas and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. In fiscal 1998, Copart acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

REVENUES

         Revenues were approximately $53.8 million during the three months ended April 30, 2000, an increase of approximately $13.8 million, or 35%, over the three months ended April 30, 1999. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $241.2 million during the three months ended April 30, 2000, an increase of approximately $57.6 million, or 31%, over the three months ended April 30, 1999. The increase in gross proceeds resulted in a $10.4 million increase in salvage fees plus a $1.1 million increase in transportation revenue. In addition, purchase vehicle revenues increased by $2.3 million compared to the prior year due to increased gross proceeds from vehicles sold under the Purchase Program.

          New facilities in McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, and Abilene contributed $2.9 million of new salvage fee and transportation revenues for the three months ended April 30, 2000. Existing yard salvage fee and transportation revenues increased by $8.6 million, or 22%, and existing yard purchased vehicle revenues increased by $2.1 million, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $33.8 million during the three months ended April 30, 2000, an increase of approximately $9.2 million, or 37%, over the comparable period in fiscal 1999. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $3.0 million of yard and fleet expenses were attributable to new facilities in McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, West Palm Beach, and Abilene. Yard and fleet expenses from existing facilities grew by approximately $6.2 million, or 25%, compared to existing-facility revenue growth of 27%. Yard and fleet expenses increased to 63% of revenues during the third quarter of fiscal 2000, as compared to 61% of revenues during the same period of fiscal 1999.

         General and administrative expenses were approximately $4.0 million during the three months ended April 30, 2000, an increase of approximately $.8 million, or 26%, over the comparable period in fiscal 1999. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 7% of revenues during the third quarter of fiscal 2000 as compared to 8% of revenues in the same period of fiscal 1999.

         Depreciation and amortization expense was approximately $2.9 million during the three months ended April 30, 2000, an increase of approximately $0.4 million, or 16%, over the comparable period in fiscal 1999. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1999 and 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $13.1 million during the three months ended April 30, 2000, an increase of approximately $3.3 million, or 34% over the comparable period in fiscal 1999. Existing facilities produced $3.4 million of the increase due to the changes in revenues and expenses as discussed above. New facilities in McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, West Palm Beach, and Abilene lost $0.1 million.

         Total other income was approximately $0.4 million during the three months ended April 30, 2000, an increase of approximately $0.1 million, over the three months ended April 30, 1999.

         The Company's effective income tax rate of 38.5% applicable to the three months ended April 30, 2000 is comparable to the effective income tax rate for the three months ended April 30, 1999 of 38%.

         Due to the foregoing factors, Copart realized net income of approximately $8.3 million for the three months ended April 30, 2000, compared to net income of approximately $6.3 million for the three months ended April 30, 1999.

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED APRIL 30, 1999

REVENUES

         Revenues were approximately $138.7 million during the nine months ended April 30, 2000, an increase of approximately $36.5 million, or 36%, over the nine months ended April 30, 1999. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $615.1 million during the nine months ended April 30, 2000, an increase of approximately $148.2 million, or 32%, over the nine months ended April 30, 1999. The increase in gross proceeds resulted in a $28.3 million increase in salvage fees plus a $2.7 million increase in transportation revenue. In addition, purchase vehicle revenues increased by $5.5 million compared to the prior year due to increased gross proceeds from vehicles sold under the Purchase Program.

          New facilities in McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, and Abilene contributed $4.7 million of new salvage fee and transportation revenues for the nine months ended April 30, 2000. Existing yard salvage fee and transportation revenues increased by $26.3 million, or 27%, and existing yard purchased vehicle revenues increased by $5.3 million, compared to the same period in the prior year.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $85.8 million during the nine months ended April 30, 2000, an increase of approximately $23.5 million, or 38%, over the comparable period in fiscal 1999. The increase in yard and fleet expenses is due primarily to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $5.0 million of yard and fleet expenses were attributable to new facilities in McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, West Palm Beach, and Abilene. Yard and fleet expenses increased to 62% of revenues during the first nine months of fiscal 2000, as compared to 61% of revenues during the first nine months of fiscal 1999.

         General and administrative expenses were approximately $11.3 million during the nine months ended April 30, 2000, an increase of approximately $2.1 million, or 23%, over the comparable period in fiscal 1999. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 8% of revenues during the first nine months of fiscal 2000, as compared to 9% of revenues during the first nine months of fiscal 1999.

         Depreciation and amortization expense was approximately $8.4 million during the nine months ended April 30, 2000, an increase of approximately $1.2 million, or 16%, over the comparable period in fiscal 1999. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 1999 and 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $33.2 million during the nine months ended April 30, 2000, an increase of approximately $9.7 million or 41% over the comparable period in fiscal 1999. Existing facilities produced $10.5 million of the increase due to changes in revenues and expenses as discussed above. New facilities in McAllen, Huntsville, Wichita, Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, West Palm Beach, and Abilene lost $.8 million.

         Total other income was approximately $1.4 million during the nine months ended April 30, 2000, an increase of approximately $0.1 million over the nine months ended April 30, 1999.

         The effective income tax rate of 38.5% applicable to the nine months ended April 30, 2000 is comparable to the effective income tax rate for the nine months ended April 30, 1999 of 38%.

         Due to the foregoing factors, Copart realized net income of approximately $21.3 million for the nine months ended April 30, 2000, compared to net income of approximately $15.3 million for the nine months ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

         At April 30, 2000, Copart had working capital of approximately $56.2 million, including cash and cash equivalents of approximately $20.6 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         The Company has entered into various operating lease lines for the purpose of leasing yard and fleet equipment.

         Copart generated cash from operations of approximately $22.5 million and $23.3 million, during the nine months ended April 30, 2000 and 1999, respectively.

         Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $27.0 million and $14.5 million for the nine months ended April 30, 2000, and 1999, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

         Cash and cash equivalents decreased by approximately $16.5 million for the nine months ended April 30, 2000. The decrease is due primarily to acquisitions, additions to property and equipment, increases in accounts receivable, and other working capital changes. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

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

FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the third quarter of fiscal 2000 and 1999, vehicles supplied by Copart's largest vehicle supplier accounted for approximately 15% and 14%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

                            COPART, INC.

                            /s/ Wayne R. Hilty
                            ------------------------------------------------
                            Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)
                            Date: June 8, 2000