Form 10-K405
period 2000-07-31
COPART INC
filed 2000-10-26
CIK 900075

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              -------------------

                                    FORM 10-K
(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended:  July 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of October 13, 2000 was $445,811,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

     At October 13, 2000, registrant had outstanding 54,555,094 shares of Common Stock.

                              -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 5, 2000 (the "Proxy Statement").

================================================================================

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
PART I
                  ITEM 1   -  Business
                                General                                                                3
                                The Salvage Vehicle Auction Industry                                   3
                                Industry Participants                                                  3
                                The Insurance Adjustment and Vehicle Auction Process                   4
                                Operating Strategy                                                     5
                                Growth Strategy                                                        8
                                Supply Arrangements and Supplier Marketing                            10
                                Buyers                                                                11
                                Competition                                                           11
                                Environmental Matters                                                 12
                                Governmental Regulations                                              14
                                Management Information System                                         14
                                Employees                                                             14
                                Factors Affecting Future Results                                      15
                                Executive Officers of the Registrant                                  17

                  ITEM 2   -  Properties                                                              18
                  ITEM 3   -  Legal Proceedings                                                       18
                  ITEM 4   -  Submission of Matters to a Vote of Security Holders                     18

PART II

                  ITEM 5   -  Market Registrant's Common Equity and Related
                                Stockholder Matters                                                   18
                  ITEM 6   -  Selected Financial Data                                                 19
                  ITEM 7   -  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                   20
                  ITEM 7A  -  Quantitative and Qualitative Disclosures About
                                Market Risk                                                           26
                  ITEM 8   -  Financial Statements and Supplementary Data                             26
                  ITEM 9   -  Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                                   26

PART III

                  ITEM 10  -  Directors and Executive Officers of the Registrant                      26
                  ITEM 11  -  Executive Compensation                                                  26
                  ITEM 12  -  Security Ownership of Certain Beneficial Owners
                                and Management                                                        26
                  ITEM 13  -  Certain Relationships and Related Transactions                          26

PART IV

                  ITEM 14  -  Exhibits, Financial Statement Schedules and Reports
                                on Form 8-K                                                           27

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

     During the fiscal year ending July 31, 2000, Copart has acquired eight additional salvage vehicle auction facilities and opened three new facilities. Acquisitions include facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico. New salvage vehicle auction sites have been opened in or near Graham, Washington; Denver, Colorado and West Palm Beach, Florida.

     Copart was organized as a California corporation in 1982. The Company's principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and its telephone number at that address is (707) 748-5000.

THE SALVAGE VEHICLE AUCTION INDUSTRY

     Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles to the salvage vehicle auction industry historically has been insurance companies. Of the total number of vehicles processed by the Company in fiscal 2000, approximately 87% were obtained from insurance company suppliers. While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities continue to exist either to open or acquire facilities.*

INDUSTRY PARTICIPANTS

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

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

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

THE INSURANCE ADJUSTMENT AND VEHICLE AUCTION PROCESS

     Following an accident involving an insured vehicle, the damaged vehicle is generally towed to a towing company or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company's adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle's mileage, options and condition in order to estimate its ACV. The insurance company's adjuster determines whether to pay for repairs or to classify the vehicle as a total loss, based upon the adjuster's estimate of repair costs and the vehicles salvage value, as well as customer service considerations. If the cost of repair is greater than the ACV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a salvage auction company, such as the Company, settle with the insured vehicle owner and receive title to the vehicle.

     Factors that vehicle suppliers consider when selecting a salvage vehicle auction company include (i) the anticipated percentage return on salvage (E.G., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the ACV), (ii) the services provided by the salvage vehicle auction company and the degree to which such services reduce administrative costs and expenses,
(iii) the ability to provide service across a broad geographic area, (iv) the timing of payment and (v) the financial and operating history of the salvage vehicle auction company.

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

     After being received and evaluated at the salvage vehicle auction facility, the vehicle remains in storage and cannot be sold at an auction until ownership documents are transferred from the insured vehicle owner and title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency (or "DMV"). If a vehicle is a total loss (as determined by the insurance company), it can be sold in most states upon settlement with and receipt of title documents from the insured. Total loss vehicles may be sold in most states only after obtaining a salvage certificate from the appropriate Department of Motor Vehicles (DMV); however, in some states only a bill of sale from the insured is required. Upon receipt of the appropriate documentation from the state DMV or the insured, which is generally received within 45 to 60 days of vehicle pick-up, the salvage vehicle auction company auctions the vehicle. Vehicles are sold primarily through weekly or biweekly live auctions, supplemented by Internet bids. At the Company, bids are accepted in person, by Internet and occasionally by sealed bid.

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

     Once a vehicle is sold at auction, the buyer typically must pay by cashier's check, money order or approved company check and take possession of the sold vehicle within two to five days. After payment for the vehicle, the buyer receives the appropriate title documentation. In addition to the awarded bid price, the buyer pays any fees or other charges assessed by the salvage vehicle auction company, such as post-sale processing, towing and storage fees. The salvage vehicle auction company thereafter remits to the insurance company the vehicle sales proceeds, less advance charges and any fees for its towing, storage and selling of the vehicle pursuant to the arrangement between the insurance company and the salvage vehicle auction company. Proceeds are remitted by check or through Electronic Funds Transfer (EFT). The insurance proceeds check will typically be accompanied by copies of invoices for deducted fees and advance charges, and copies of title and related DMV documents. When payment is made by EFT, a separate file is sent electronically to the customer with a list of the final invoices. The insurance company may then close its claims file with copies of all records of the transaction.

OPERATING STRATEGY

     The Company's operating strategy is to increase salvage vehicle volume from new and existing vehicle suppliers by (i) designing sales programs tailored to a vehicle supplier's particular needs, (ii) offering a full range of services that reduce the administrative time and costs of the salvage vehicle auction process, such as Internet reporting and access to inventory data, (iii) developing a growing base of buyers, (iv) providing salvage vehicle auction facilities throughout broad geographic regions and (v) offering insurance companies the ability to contract for vehicle salvage services on a regional or national basis. The Company believes its flexible, service-oriented approach promotes the establishment and maintenance of strong relationships with vehicle suppliers, which are an integral factor in competing effectively in the salvage vehicle auction industry.

FLEXIBLE VEHICLE PROCESSING PROGRAMS

     At the election of the vehicle supplier, the Company auctions vehicles (i) pursuant to its Percentage Incentive Program, (ii) on a fixed fee consignment basis, (iii) on a purchase basis or (iv) on a basis which combines the consignment incentive and purchase bases in order to meet a vehicle supplier's particular needs. Based upon the Company's database of historical returns on salvage vehicles and information provided by vehicle suppliers, the Company works with the vehicle supplier to design a program that maximizes the net returns on salvage vehicles. Due to multiple factors, including the timing and size of new acquisitions, market conditions, and acceptance of a particular program by vehicle suppliers, the percentage of vehicles processed under each of its programs may vary in future periods.* The three primary sales programs are as follows:

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

PERCENTAGE FEE CONSIGNMENT. Copart introduced its Percentage Incentive Program (the "PIP") as an innovative processing program to better serve the needs of certain vehicle suppliers. Under the PIP, Copart agrees to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for predetermined percentages of vehicle sales prices. Because Copart's revenues under the PIP are directly linked to the vehicle's auction price, Copart has an incentive to actively merchandise the vehicles in order to maximize the net return on salvage vehicles. Under the PIP, Copart provides the vehicle supplier, at Copart's expense, with transport of the vehicle to the nearest Company facility, storage at its facilities for up to 90 days, and DMV processing. In addition, Copart provides merchandising services such as covering/taping openings to protect vehicle interiors from weather, adding tires if needed, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. The Company believes its merchandising increases the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and the Company. In fiscal 2000, approximately 55% of all salvage vehicles processed by Copart were processed under the PIP.

FIXED FEE CONSIGNMENT. Under the fixed fee consignment program, the Company sells vehicles for a fixed consignment fee, generally $50 to $150 per vehicle. In addition to the consignment fees, the Company usually charges for, or includes in its fee to the vehicle supplier, the cost of transporting the vehicle to the Company's facility, storage of the vehicle, and other incidental costs. Approximately 44% of all salvage vehicles processed by Copart in fiscal 2000 were processed under the fixed fee consignment program.

PURCHASE CONTRACT. Under a purchase contract arrangement, the Company agrees to buy salvage vehicles of a vehicle supplier in a specific market. The vehicles generally are purchased for a pre-determined percentage of the vehicle's ACV and then resold by the Company for its own account. Under a purchase contract, the Company usually provides vehicle suppliers with free towing to its premises and storage at its facilities for up to 90 days. Approximately 1% of all salvage vehicles processed by the Company during fiscal 2000 were processed under purchase contracts.

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

COPART ACCESS. In August of 1998, the Company introduced Copart Access, an Internet-based service for vehicle suppliers. On the Access web pages at www.copart.com, suppliers can enter assignments, check auction calendars, view photos and details of their vehicles in storage, view and reprint invoices and body-shop receipts, run a salvage estimate (Copart Pro Quote) and see graphs of the historic performance of their vehicles at Copart auctions.

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

SALVAGE BROKERAGE NETWORK. In response to requests from vehicle suppliers to coordinate disposal of their vehicles outside of Copart's current areas of operation, Copart has developed a national network of third party affiliate salvage vehicle auction facilities that process vehicles under the direction of Copart. Copart's customers benefit from being able to monitor and obtain information on virtually all of their salvage vehicles at any place in the United States through Copart Access, as opposed to dealing with numerous salvage auction facilities across the country. Copart receives net revenues from the sale of vehicles processed by affiliates, net of the affiliate fees. Copart does not earn a buyer fee on vehicles processed by the network.

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

INTERNET SERVICES. In fiscal 2000, the Company entered into an agreement with Keystone Automotive Industries, Inc. to market and accept orders for Keystone parts through its Copart.com web site. During fiscal 1999, the Company introduced several Internet tools for its buyers, including Buyer Profile; Online Bidding and CoPartfinder.com. With the Buyer Profile service registered users are automatically notified, by email, when a car fitting their requirements is ready for sale. Online Bidding allows registered buyers to submit a bid for a vehicle up for sale without leaving their shop or office. CoPartfinder.com is a unique "search engine" to enable anyone with Internet access to locate specific parts quickly and efficiently. CoPartfinder is open to the public through its own web site (www.copartfinder.com).

MULTIPLE LOCATIONS. The Company had a total of 76 facilities in 36 states at July 31, 2000. The Company's multiple locations provide vehicle suppliers certain advantages, including (i) a reduction in administrative time and effort,
(ii) a reduction in overall towing costs, (iii) the ability for adjusters to make inspections of vehicles in their area, as opposed to traveling long distances, (iv) the convenience to the insurance company's customers of inspecting their vehicles and retrieving any personal belongings left in the vehicle and (v) access to buyers in a broad geographic area.

GROWTH STRATEGY

     The Company's growth strategy is to (i) increase salvage vehicle volume from new and existing suppliers, (ii) increase revenues and profitability at its existing facilities, (iii) open or acquire new facilities, and (iv) pursue regional and national supply agreements with vehicle suppliers.* While there has been substantial consolidation of the salvage vehicle auction industry, the Company believes opportunities exist to either open or acquire new facilities.*

EXISTING MARKETS. The Company attempts to increase vehicle volume from existing and new suppliers by promoting its ability to increase a supplier's net returns and to provide a broad selection of services to suppliers. The Company also believes that a portion of its sales growth in existing markets has been attributable to recommendations from branch offices of insurance company suppliers to other branch offices of the same insurance company. Because a number of the Company's current insurance company suppliers are large national companies with branch offices throughout the country, the Company believes that such referrals provide the potential for future growth in sales in existing, as well as new, geographic markets.*

NEW FACILITIES. Since its formation in 1982, Copart has expanded, primarily through acquisitions, from a single facility in Vallejo, California, to an integrated network of 76 facilities located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho and New Mexico.

     The Company's strategy is to offer integrated service to vehicle suppliers on a regional or national basis by acquiring or opening salvage facilities in new markets as well as in regions currently served by the Company. The Company believes that by either opening or acquiring new operations in such markets, it can capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of the Company's operating procedures.* During fiscal 2000, the Company acquired eight new facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened three new facilities in or near Graham, Washington; Denver, Colorado and West Palm Beach, Florida. During fiscal 1999, the Company acquired three new facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened two new facilities in or near Nashville, Tennessee and Austin/San Antonio, Texas. During fiscal 1998, the Company acquired six facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened three new facilities in or near Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. In addition, the Company believes that the establishment of a national presence both enhances the ability of a salvage vehicle auction company to enter into state, regional or national supply agreements with vehicle suppliers and to develop name recognition with vehicle suppliers and buyers.* The Company, in the normal course of its business, maintains an active dialogue with acquisition candidates of various sizes.

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

     The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs and (iii) initiating the Company's value-enhancing merchandising procedures.* In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operating procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

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

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

     The following chart sets forth facilities acquired or opened by Copart since the beginning of fiscal 1998, through July 31, 2000.


                                             ACQUISITION/
LOCATION                                     OPENING DATE          GEOGRAPHIC SERVICE AREA
---------                                    -------------         -----------------------
Avon, Minnesota                              November 1997         Northern Minnesota, Eastern North and
                                                                   South Dakota
Raleigh, North Carolina                      March 1998            Eastern North Carolina, Virginia
Columbia, South Carolina                     April 1998            South Carolina, Eastern Georgia
Las Vegas, Nevada                            May 1998              Southern Nevada, Northwest Arizona
Orlando, Florida                             June 1998             Central Florida
Mobile, Alabama                              May 1998              Alabama, Southeast Mississippi, Florida
                                                                   Panhandle
San Diego, California                        May 1998              San Diego, California
Des Moines, Iowa                             June 1998             Iowa, Eastern Nebraska
Detroit, Michigan                            July 1998             Michigan, Northern Ohio

Nashville, Tennessee                         February 1999         Tennessee
Austin/San Antonio, Texas                    February 1999         Central Texas
McAllen, Texas                               June 1999             South Texas
Huntsville, Alabama                          June 1999             Northern Alabama
Wichita, Kansas                              July 1999             Kansas

Chesapeake, Virginia                         November 1999         Virginia
Graham, Washington                           November 1999         Washington
Denver, Colorado                             November 1999         Colorado
Peoria, Illinois                             December 1999         Central Illinois
North Boston, Massachusetts                  December 1999         Northern Massachusetts, Vermont, New
                                                                   Hampshire, Maine
Boise, Idaho                                 March 2000            Southern Idaho
Pasco, Washington                            March 2000            Eastern Washington
West Palm Beach, Florida                     April 2000            South and East Florida
Abilene, Texas                               April 2000            North Texas
San Antonio, Texas                           May 2000              Central Texas
Albuquerque, New Mexico                      May 2000              New Mexico

SUPPLY ARRANGEMENTS AND SUPPLIER MARKETING

     The Company currently obtains salvage vehicles from thousands of vehicle suppliers, including local and regional offices of such suppliers. In fiscal 2000, vehicles supplied by its two largest suppliers accounted for approximately 15% and 12% of the Company's revenues. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that generally are subject to cancellation by either party upon 30 to 90 days notice.

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

     The Company markets its services to vehicle suppliers through an in-house sales force, which utilizes mailing of Company sales literature, telemarketing and follow-up personal sales calls, and participation in trade shows and vehicle and insurance industry conventions. The Company's marketing personnel meet with vehicle suppliers and, based upon the Company's historical data on salvage vehicles and upon vehicle information supplied by the vehicle suppliers, provide vehicle suppliers with detailed analysis of the net return on salvage vehicles and a proposal setting forth ways in which the Company can improve net returns on salvage vehicles and reduce administrative costs and expenses.

     See also "Factors Affecting Future Results" below.

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

     The Company maintains a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair and/or resale businesses. The Company believes that it has established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services.* In order to gain admission to a Company auction and become a registered buyer, prospective buyers must pay an initial registration fee and an annual fee, have a vehicle dismantler's, dealer's or repair license, have an active resale license and provide requested personal and business information. Registration entitles a buyer to transact business at any Company auction subject to local licensing and permitting. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. The Company markets to buyers on the Internet and through customer incentive programs, sales notices, telemarketing and participation in trade show events. In addition, Copart has initiated programs specifically designed to address the needs of its wholesale and high volume buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than 2% of the Company's gross proceeds in fiscal 2000.

COMPETITION

     The salvage vehicle auction industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for buyers of vehicles from other salvage vehicle auction companies. The Company believes its principal competitor is Insurance Auto Auctions, Inc. ("IAA"). IAA is a significant competitor in certain regions in which the Company operates or may expand in the future. In other regions of the United States, the Company faces substantial competition from salvage vehicle auction facilities with established relationships with vehicle suppliers and buyers and financial resources which may be greater than the Company's. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such salvage vehicle suppliers, competition for salvage vehicles from such suppliers is intense. The Company may also encounter significant competition for state, regional and national supply agreements with

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

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

     See also "Factors Affecting Future Results" below.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities which may result in localized soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in approved aboveground containment tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities, which are disposed of as nonhazardous or hazardous wastes. The Company has put into place procedures to reduce the amounts of soil contamination that may occur at its facilities, and has initiated safety programs and training of personnel on safe storage and handling of hazardous materials. The Company believes that it is in compliance in all-material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation.* Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to soil contamination or the use of hazardous materials which have had a material adverse effect on the Company's financial condition or results of operations. Contamination which may occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

     In connection with the acquisition of its Dallas facility in March 1994, the Company accrued and set aside $3.0 million (the "Environmental Fund") for environmental corrective action and consulting expenses. The amount accrued was intended to cover the cost to remediate an approximately six-acre portion of the Dallas facility which contains elevated levels of lead due to the prior activities of the former operators. In 1995, the Company's environmental consultant submitted a Baseline Risk Assessment ("BRA") to the Texas Natural Resource Conservation Commission (TNRCC), which concluded that neither human health nor the

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

environment are placed at risk by the lead battery casing chips at the site. In 1996, the TNRCC approved the BRA and the Company began the approved on-site stabilization. The stabilization project was completed in fiscal 1999. Upon completion of testing of the effectiveness of the on-site stabilization to the satisfaction of the TNRCC, the TNRCC has indicated that it will issue a no-further-action letter and close its file regarding this facility. The entire balance of the Environmental Fund was to be distributed in March 2001, under the terms of the Consulting agreement with the seller of the Dallas facility. In August 2000, however, representatives of the estate of the seller of the Dallas facility and Copart agreed upon distribution of the balance of the Environmental Fund, less $200,000. The funds released totaled $2,021,808. The environmental consultant working with the TNRCC on behalf of the Company and the estate of the seller of the Dallas facility estimated that total costs to obtain a no further action letter would not exceed $30,000. The $200,000 will be used to pay additional costs incurred to obtain the no further action letter from the TNRCC. Any part of the $200,000 remaining after receipt of a no further action letter shall be paid to the estate of the seller of the Dallas facility. There can be no assurance that the TNRCC letter will be received; and, if not, that there may not be additional liabilities with respect to the site if the stabilization proves ineffective, or if environmental regulations become more restrictive, or that any further actual costs of such remediation would not have a material adverse effect on the Company.

     In 1991, metals and hydrocarbon soil contamination was detected at one of Copart's California facilities, which was determined to be associated with uses of the property by persons prior to the time that the prior owner became the occupant of the facility. In addition, metals were detected in samples collected from groundwater monitoring wells located at this property. Copart obtained specific indemnification from the landowner of such facility for any liability for pre-existing environmental contamination. In addition, a small quantity of tetrachlorethane ("PCE") and toluene was detected in a temporary ground water monitoring well at the Dallas Operation. The Company's environmental consultants concluded that both PCE and toluene were from an off-site source upgradient of the facility, and no further action was recommended.

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

MANAGEMENT INFORMATION SYSTEM

     The Company's management information system ("MIS") consists of an expandable, integrated IBM AS/400 computer located in Benicia, California, integrated computer interfaces (Internet and Salvage Lynk) and proprietary software which enables salvage vehicles to be tracked by the Company and vehicle suppliers throughout the salvage vehicle auction process. By providing this accessibility, the Company provides a marketing benefit to its customers in streamlining their internal salvage tracking process. The Company's MIS is an essential part of its strategy to provide superior service to its clients and buyers, as well as to effectively support internal operations. In fiscal 2000, the Company continued to enhance its various internet based applications as well as adding the capability to accept orders for Keystone Automotive Industries aftermarket replacement parts at the Company's Copart.com web site. In fiscal 1999, the Company developed various Internet based applications such as Internet Bidding, Buyer Profile emails and CoPartfinder.com. In addition, the Company further expanded the capabilities of Copart Access via the web. All locations operate on the Company's proprietary operating system, Copart Auction System ("CAS"), which was developed in 1997. The Company continues to research new computer technologies to enhance its MIS applications. Other functions provided by MIS include accounting, inventory and salvage vehicle supplier and buyer information. The Company believes that, with planned upgrades and integration of new acquisitions, the Company's MIS will serve its information management needs for the foreseeable future.*

EMPLOYEES

     As of July 31, 2000, the Company had approximately 1,803 full-time employees, of whom approximately 172 were engaged in general and administrative functions and approximately 1,631 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

                        FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In fiscal 2000, vehicles supplied by Copart's two largest suppliers accounted for approximately 15% and 12% of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. While the Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases, there can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities.* A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Company seeks to increase sales and profitability primarily through the opening of new facilities, the acquisition of other salvage vehicle auction facilities, and the increase of salvage vehicle volume and revenue at existing facilities. There can be no assurance that the Company will be able to continue to acquire additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized at such facilities prior to their acquisition by the Company. In particular, the Company's rate of growth could be materially adversely affected if the Company is not able to open or acquire new facilities at the same rate as it has in the past. Additionally, as the Company continues to grow, its openings and acquisitions will have to be more numerous or of a larger size in order to have a material impact on the Company's operations. The ability of the Company to achieve its expansion objectives and to manage its growth is also dependent on other factors, including the integration of new facilities into existing operations, the establishment of new relationships or expansion of existing relationships with vehicle suppliers, the identification and lease of suitable premises on competitive terms and the availability of capital. The size and timing of such acquisitions and openings may vary. Management believes that facilities opened by the Company require more time to reach revenue and profitability levels comparable to its existing facilities and may have greater working capital requirements than those facilities acquired by the Company. Therefore, to the extent that the Company opens a greater

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

number of facilities in the future than it has historically, the Company's growth rate in revenues and profitability may be adversely affected.

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially own approximately 36% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult, absent the support of Mr. Johnson and such other existing shareholders.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages as of July 31, 2000 are as follows:



NAME                                AGE     POSITION
----                                ---     ---------
Willis J. Johnson                    53     Chief Executive Officer and Director
A. Jayson Adair                      31     President and Director
James E. Meeks                       51     Executive Vice President and Chief Operating Officer
Wayne R. Hilty                       44     Senior Vice President and Chief Financial Officer
Paul A. Styer                        44     Senior Vice President, General Counsel and Secretary

     WILLIS J. JOHNSON, co-founder of the Company, has served as Chief Executive Officer of the Company since 1986, and has been a Board member since 1982. Mr. Johnson was also President of the Company from 1986 through May 1995. Mr. Johnson has over 28 years of experience in owning and operating auto dismantling and vehicle salvage companies.

     A. JAYSON ADAIR has served as President of the Company since October 1996 and as a director since September 1992. From April 1995 to October 1996, Mr. Adair served as Executive Vice President, from August 1990 until April 1995, Mr. Adair served as Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as the Company's Manager of Operations.

     JAMES E. MEEKS has served as Vice President and Chief Operating Officer of the Company since September 1992 when he joined the Company concurrent with the Company's purchase of South Bay Salvage Pool (the "San Martin Operation"). Mr. Meeks has served as Executive Vice President and Director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks is also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he has operated since 1991. Mr. Meeks has also been an officer and director of E & H Dismantlers, a self-service auto dismantler, since 1967. Mr. Meeks has over 33 years of experience in the vehicle dismantling business.

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

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Benicia, CA. This facility consists of 29,200 square feet of office space and is under a lease that expires in April 2005. The Company also owns or leases an additional 76 facilities consisting of 2,082 acres in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho, and New Mexico. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


MARKET PRICE AND DISTRIBUTIONS

     The following table summarizes the high and low sales prices per share of the Company's Common Stock for each quarter during the last two fiscal years. As of July 31, 2000, there were 54,553,094 shares outstanding. The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol CPRT since March 17, 1994. As of July 31, 2000, the Company had 558 shareholders of record.


2000                                           HIGH                                          LOW
----                                           ----                                         ------
First Quarter                                  12.75                                          6.94
Second Quarter                                 25.88                                          9.91
Third Quarter                                  23.75                                         15.00
Fourth Quarter                                 20.00                                         12.38

1999                                           HIGH                                          LOW
----                                           ----                                         ------
First Quarter                                   6.28                                          4.09
Second Quarter                                  8.25                                          5.50
Third Quarter                                  12.44                                          7.75
Fourth Quarter                                 13.75                                          7.63

         The Company has not paid a cash dividend since 1984 and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below summarizes the Selected Consolidated Financial Data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. The selected financial data presented below have been derived from the Company's consolidated financial statements that have been audited by KPMG LLP, independent public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 2000 and 1999 and for each of the years in the three-year period ended July 31, 2000. The selected operating data for the years ended July 31, 1997 and 1996 and the balance sheet data as of July 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included herein:


(in 000's except per share and other data)

SELECTED OPERATING DATA                      2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
  Revenues                                 $190,042   $141,751   $114,206   $126,276   $118,248
  Operating income                           46,216     33,386     23,508     18,853     17,802
  Income before income taxes                 47,974     35,123     24,945     19,475     18,190
  Net income                                 29,429     21,966     15,216     11,993     11,185

  Basic per share amounts:
    Net income                                 0.55       0.41       0.29       0.23       0.22
    Weighted average shares                  55,901     53,375     52,725     51,496     49,732

  Diluted per share amounts:
    Net income                                 0.53       0.40       0.28       0.23       0.21
    Weighted average shares                  55,807     53,138     53,798     53,026     52,864

BALANCE SHEET DATA

  Cash and short-term investments          $ 12,165   $ 37,048   $ 28,796   $ 27,685   $ 13,026
  Working capital                            54,042     64,647     54,829     48,930     40,586
  Total assets                              262,324    218,677    190,942    175,340    158,066
  Total debt                                  8,555      7,820      8,425      9,753     11,260
  Shareholders' equity                      219,890    183,982    160,183    142,814    126,245

OTHER DATA

  Gross proceeds (000's)                   $844,899   $641,472   $534,818   $537,657   $506,916
  Number of auction facilities                   76         65         60         53         49

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

     For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 55%, 50% and 46% of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP in fiscal 2000 is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

     For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 44%, 49% and 53% of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

     For each of the fiscal years ended July 31, 2000, 1999 and 1998, approximately 1% of the vehicles sold by Copart, were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPERATIONS

     Copart has experienced significant growth as it acquired seventeen salvage vehicle auction facilities and established eight new facilities since the beginning of fiscal 1998. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2000, Copart acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. In fiscal 1998, Copart acquired facilities in or near Avon, Minnesota; Columbia, South Carolina; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan and opened new facilities in Orlando, Florida; Raleigh, North Carolina and Las Vegas, Nevada. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

     The Company seeks to increase revenues and profitability at acquired facilities by, among other things, (i) implementing its buyer fee structure,
(ii) introducing and converting certain vehicle suppliers to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs, (iii) making available vehicle purchase programs which are designed to reduce vehicle suppliers' administrative expenses and (iv) initiating the Company's merchandising procedures. In addition, the Company attempts to effect cost efficiencies at each of its acquired facilities through, among other things, implementing the Company's operational procedures, integrating the Company's management information systems and, when necessary, redeploying personnel.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the consolidated statements of income of Copart expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

                                            YEARS ENDED JULY 31,
                                          ------------------------
                                           2000     1999     1998
                                          ------   ------   ------
Revenues                                  100.0%   100.0%   100.0%
                                          ------   ------   ------

Operating expenses:
  Yard and fleet                           61.4     61.0     62.6
  General and administrative                8.2      8.5      9.9
  Depreciation and amortization             6.0      6.9      6.9
                                          ------   ------   ------

    Total operating expenses               75.6     76.4     79.4
                                          ------   ------   ------

Operating income                           24.4     23.6     20.6
Other income, net                           0.9      1.2      1.3
                                          ------   ------   ------

Income before income taxes                 25.3     24.8     21.9
Income taxes                                9.8      9.3      8.5
                                          ------   ------   ------
Net income                                 15.5%    15.5%    13.4%
                                          ======   ======   ======

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenues were approximately $190.0 million during fiscal 2000, an increase of approximately $48.2 million, or 34.1%, over fiscal 1999. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $844.9 million during fiscal 2000, an increase of approximately $203.4 million, or 32%, over fiscal 1999. The increase in gross proceeds resulted in a $39.4 million increase in salvage fees plus a $4.3 million increase in transportation revenue and a $4.5 million increase in purchase vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

     New facilities contributed $8.1 million of new salvage fees and transportation revenues during fiscal 2000. Existing yard salvage fees and transportation revenues increased by $35.7 million, or 26.2%, during fiscal 2000, as compared to an increase of 16.0% during fiscal 1999.

     Yard and fleet expenses were approximately $116.7 million during fiscal 2000, an increase of approximately $30.2 million, or 34.9%, over fiscal 1999. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $7.9 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $22.3 million or 26%, compared to existing facility revenue growth of 28%. The increase in yard and fleet expenses is nearly parallel to the growth in revenues. Yard and fleet expense remained unchanged at 61% of revenues during fiscal 2000.

     General and administrative expenses were approximately $15.6 million during fiscal 2000, an increase of approximately $3.6 million, or 29.8%, over fiscal 1999, due primarily to increased personnel expense. General and administrative expenses decreased to 8.2% of revenues during fiscal 2000, as compared to 8.5% of revenues during fiscal 1999 due to costs being spread over a greater revenue base.

     Depreciation and amortization expense was approximately $11.5 million during fiscal 2000, an increase of approximately $1.7 million, or 16.8%, over fiscal 1999. This increase was due primarily to depreciation and amortization of capital expenditures, goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

     Interest expense was approximately $549,800 during fiscal 2000, a decrease of $34,200 over fiscal 1999.

     The effective income tax rate of 39% applicable to fiscal 2000 is higher than the fiscal 1999 effective income tax rate of 37%, due to overaccruals relating to fiscal 1998 and tax exempt interest income in fiscal 1999.

     Due to the foregoing factors, Copart realized net income of $29.4 million for fiscal 2000, compared to net income of $22.0 million for fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues were approximately $141.8 million during fiscal 1999, an increase of approximately $27.5 million, or 24.1%, over fiscal 1998. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $641.5 million during fiscal 1999, an increase of approximately $106.7 million, or 20%, over fiscal 1998. The increase in gross proceeds resulted in a $24.5 million increase in salvage fees plus a $2.9 million increase in transportation revenue and a $0.1 million increase in purchase vehicle revenues. Under the Purchase Program, the Company records the gross proceeds of the vehicle sale as revenue.

     New facilities contributed $9.9 million of new salvage fees and transportation revenues during fiscal 1999. Existing yard salvage fees and transportation revenues increased by $17.5 million, or 16.0%, during fiscal 1999, as compared to an increase of 9.0% during fiscal 1998.

     Yard and fleet expenses were approximately $86.5 million during fiscal 1999, an increase of approximately $14.9 million, or 20.9%, over fiscal 1998. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $7.8 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $79.4 million or 11%, compared to existing facility revenue growth of 16%. Yard and fleet expense decreased to 61.0% of revenues during fiscal 1999, as compared to 62.6% of revenues during fiscal 1998.

     General and administrative expenses were approximately $12.1 million during fiscal 1999, an increase of approximately $0.8 million, or 6.7%, over fiscal 1998, due primarily to increased personnel expense. General and administrative expenses decreased to 8.5% of revenues during fiscal 1999, as compared to 9.9% of revenues during fiscal 1998, due to costs being spread over a greater revenue base.

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

     The effective income tax rate of 37% applicable to fiscal 1999 is lower than the fiscal 1998 effective income tax rate of 39%, due to overaccruals relating to fiscal 1998 and tax exempt interest income in fiscal 1999.

     Due to the foregoing factors, Copart realized net income of $22.0 million for fiscal 1999, compared to net income of $15.2 million for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

     At July 31, 2000, Copart had working capital of approximately $54.0 million, including cash and cash equivalents of approximately $12.2 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. Therefore, the Company does not need to finance substantial amounts of working capital, as it receives payment for vehicles at approximately the same time as it remits payments to vehicle suppliers. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

     The Company has a bank credit facility provided by Wells Fargo Bank, N.A., U.S. Bank of California and Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $40 million, which matures in February 2002. The amount available under the facility reduces by $10 million in February 2001, leaving the principal balance available of $30 million until February 28, 2002, when the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 2000, there were no outstanding borrowings under this facility. The

Company is subject to customary covenants, including restrictions on payment of dividends, with which it is in compliance.

     The Company has agreements with certain financial institutions whereby the institutions will purchase approximately $10.4 million of yard and fleet equipment as of July 31, 2000, which will be leased back to the Company under operating leases.

     Net cash provided by operating activities decreased $4.5 million to $26.2 million in fiscal 2000, down from $30.7 million in fiscal 1999, resulting primarily from an increase in accounts receivable and pooling costs, offset by the increase in net income.

     During the fiscal year ended July 31, 2000, Copart used cash for the acquisition of operations in Chesapeake, Peoria, North Boston, Boise, Pasco, Abilene, San Antonio and Albuquerque, which had an aggregate cash cost of approximately $20.4 million. During the fiscal year ended July 31, 1999, Copart used cash for the acquisition of operations in McAllen, Huntsville and Wichita, which had an aggregate cash cost of approximately $3.0 million. During the fiscal year ended July 31, 1998, Copart used cash for the acquisition of operations in Avon, Columbia, Mobile, San Diego, Des Moines and Detroit, which had an aggregate cash cost of approximately $9.8 million.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $34.8 million, $20.2 million and $11.4 million for fiscal 2000, 1999 and 1998, respectively. Copart's capital expenditures have related primarily to improving, expanding and starting new facilities, acquiring yard and computer equipment and software. The Company has entered into agreements to acquire approximately $1.8 million of additional multi-vehicle transport trucks and forklifts and is disposing of certain older equipment.

     In fiscal 2000, 1999 and 1998, the Company generated approximately $2.1, $0.8 and $0.8 million through the exercise of stock options and warrants, respectively. During fiscal 1999, the Company sold approximately $13.1 million of short-term investments.

     Cash and cash equivalents decreased by approximately $24.9 million in fiscal 2000 and increased by approximately $21.3 million in fiscal 1999. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

     The Company believes that its currently available cash, cash generated from operations and borrowing availability under the Bank Credit Facility and existing equipment operating lease agreements will be sufficient to satisfy the Company's working capital requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, depending upon certain factors, including the rate at which the Company opens or acquires new facilities.

--------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Future Results" for a more detailed discussion of factors that could affect future performance.

RECENT ACCOUNTING PRONOUNCEMENTS

     In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133") (as amended by SFAS Nos. 137 and 138). SFAS No. 133 is required to be adopted for all fiscal quarters and fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Based on the Company's current limited use of derivative instruments, Copart anticipates that adoption of SFAS No. 133 will not have a material effect on its results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 is to be adopted for fiscal years beginning after December 15, 1999, which for the Company would be fiscal year 2001. SAB 101 addresses various topics in revenue recognition. The Company is currently analyzing SAB 101, however based on management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion ("APB") No. 25". FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The Company believes that its current accounting policies are in conformity with this interpretation, and does not believe that FIN 44 will have a material effect on the Company's consolidated financial statements.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held on December 5, 2000 (the "Proxy Statement") under the heading "Election of Directors."

     Information regarding executive officers is included in Item I, Part I hereof under the caption "Executive Officers of the Registrant. "

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


                                                                                                   PAGE
                                                                                                   ----
         The following documents are filed as part of this report:

(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report...........................................................    31

         Consolidated Balance Sheets at July 31,
           2000 and 1999........................................................................    32

         Consolidated Statements of Income for the
           three years ended July 31, 2000......................................................    33

         Consolidated Statements of Shareholders'
           Equity for the three years ended
           July 31, 2000........................................................................    34

         Consolidated Statements of Cash Flows for the
           three years ended July 31, 2000......................................................    35

         Notes to Consolidated Financial Statements.............................................    36

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

         II - Valuation and Qualifying Accounts.................................................    48


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.  EXHIBITS

       3.1        Amended and Restated Articles of Incorporation of the Registrant
       3.1b       Certificate of Amendment of Articles of Incorporation
    ***3.2        Bylaws of the Registrant, as amended
    **10.1+       Copart, Inc. 1992 Stock Option Plan, as amended
    **10.2+       1994 Employee Stock Purchase Plan, with form of Subscription Agreement
     *10.3+       1994 Director Option Plan, with form of Subscription Agreement
     *10.4        Indemnification Agreement, dated December 1, 1992, among the Registrant and Willis J. Johnson, Reba J. Johnson, A. Jayson Adair, Michael A. Seebode,
                  Steven D. Cohan and Paul A. Styer
     *10.5        Indemnification Agreement, dated July 1, 1993, between the Registrant and
                  Willis J. Johnson, Marvin L.  Schmidt, James E. Meeks and Steven D. Cohan
     *10.6        Indemnification Agreement, dated November 9, 1993, between the Registrant and James Grosfeld
     *10.7        Form of Indemnification Agreement to be entered into by the Registrant and each of Harold Blumentstein and Patrick Foley
   ***10.8        Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association,
                  U.S. Bank of California and Wells Fargo Bank, National Association, as Agent,
                  dated May 1, 1995
  ****10.9        Agreement for Purchase and Sale of Assets of NER Auction Systems, dated
                  January 13, 1995, among Registrant, the list of Sellers as set forth therein,




                  Richard A. Polidori, Gordon VanValkenberg, and Stephen Powers
 *****10.10       Contract of Sale by and between the Stroh Companies, Inc. as Seller and Copart, Inc.
                  as Purchaser, dated April 4, 1996
******10.11       Amended and Restated Credit Agreement among Copart, Inc. and Wells Fargo Bank, National
                  Association,  U.S. Bank of California and Fleet National Bank and Wells Fargo Bank,
                  National Association, as Agent, dated March 7, 1997
      23.1        Consent of KPMG LLP
      24.1        Power of Attorney (See page 29 of this Form 10-K)
      27.1        Financial Data Schedule

(b)  Reports on Form 8-K

     None

(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.

-------------------------
* Incorporated by reference from exhibit to registrant's Registration Statement on Form S-1, as amended (File No. 33-74250).
** Incorporated by reference from identically numbered exhibit filed on Form 8-K with the Securities and Exchange Commission on October 30, 1999.
+        Denotes a compensation plan in which an executive officer participates.
*** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission.
**** Incorporated by reference from exhibit to registrant's Registration Statement on Form S-3, as amended (File No. 33-91110) filed with the Securities and Exchange Commission.
***** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission.
****** Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1997, filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant

                                        COPART, INC.


October 18, 2000                        BY:  /s/ Willis J. Johnson
                                             -------------------------------
                                             Willis J. Johnson
                                             Chief Executive Officer


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



       SIGNATURE                               CAPACITY IN WHICH SIGNED                   DATE
       ---------                               ------------------------                   -----
   /S/ Willis J. Johnson                        Chief Executive Officer               October 18, 2000
   ----------------------------             (Principal Executive Officer,
   Willis J. Johnson                                and Director)


   /S/ Wayne R. Hilty                         Senior Vice President and               October 18, 2000
   ----------------------------                Chief Financial Officer
   Wayne R. Hilty                             (Principal Financial and
                                                 Accounting Officer)

   /S/ A. Jayson Adair                                 President                      October 18, 2000
   ----------------------------                      and Director
   A. Jayson Adair


   /S/ James E. Meeks                         Executive Vice President,               October 18, 2000
   ----------------------------          Chief Operating Officer and Director
   James E. Meeks


   /S/ James Grosfeld                                  Director                       October 18, 2000
   ----------------------------
   James Grosfeld


   /S/ Marvin L. Schmidt                               Director                       October 18, 2000
   ----------------------------
   Marvin L. Schmidt


   /S/ Jonathan Vannini                                Director                       October 18 2000
   ----------------------------
   Jonathan Vannini


   /S/ Harold Blumenstein                              Director                       October 18 2000
   ----------------------------
   Harold Blumenstein

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP



San Francisco, California
September 15, 2000

                          COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             July 31,               July 31,
                                                                                              2000                   1999
                                                                                         -------------          -------------
                                        ASSETS

Current assets:
            Cash and cash equivalents                                                    $  12,164,900          $  37,047,800
            Accounts receivable, net                                                        52,509,600             37,531,300
            Vehicle pooling costs                                                           15,271,300             10,471,500
            Deferred income taxes                                                            1,708,200                988,800
            Income tax receivable                                                            3,317,200                      -
            Prepaid expenses and other assets                                                6,443,300              3,255,800
                                                                                         -------------          -------------
                         Total current assets                                               91,414,500             89,295,200
 Property and equipment, net                                                                80,514,200             51,599,400
 Intangibles and other assets, net                                                          90,395,600             77,782,500
                                                                                         -------------          -------------
                         Total assets                                                    $ 262,324,300          $ 218,677,100
                                                                                         =============          =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
            Current portion of long-term debt                                            $   7,842,300          $     260,100
            Accounts payable and accrued liabilities                                        19,984,500             16,586,900
            Deferred revenue                                                                 7,688,100              5,864,600
            Income taxes payable                                                                     -                493,400
            Other current liabilities                                                        1,857,300              1,443,700
                                                                                         -------------          -------------
                         Total current liabilities                                          37,372,200             24,648,700
 Deferred income taxes                                                                       2,834,300                802,100
 Long-term debt, less current portion                                                          712,200              7,560,000
 Other liabilities                                                                           1,515,200              1,683,900
                                                                                         -------------          -------------
                         Total liabilities                                                  42,433,900             34,694,700
                                                                                         -------------          -------------

 Shareholders' equity:
            Common stock, no par value - 120,000,000 shares authorized;
                 54,553,094 and 53,690,230 shares issued and outstanding at
                 July 31, 2000 and 1999, respectively                                      121,515,000            115,036,100
            Retained earnings                                                               98,375,400             68,946,300
                                                                                         -------------          -------------
                         Total shareholders' equity                                        219,890,400            183,982,400
                                                                                         -------------          -------------
Commitments and contingencies
                         Total liabilities and shareholders' equity                      $ 262,324,300          $ 218,677,100
                                                                                         =============          =============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          Years ended July 31,
                                                     ----------------------------------------------------------------
                                                         2000                     1999                       1998
                                                     -------------            -------------              ------------
Revenues:
         Salvage fees                                $ 158,359,400            $ 118,928,800              $ 94,471,600
         Transportation revenue                         21,627,200               17,291,100                14,327,700
         Purchased vehicle revenue                      10,055,700                5,531,500                 5,406,700
                                                     -------------            -------------              ------------
               Total revenues                          190,042,300              141,751,400               114,206,000
                                                     -------------            -------------              ------------

 Operating costs and expenses:
        Yard and fleet                                 116,697,300               86,480,400                71,546,900
        General and administrative                      15,649,800               12,058,600                11,306,600
        Depreciation and amortization                   11,479,000                9,826,400                 7,844,900
                                                     -------------            -------------              ------------
               Total operating expenses                143,826,100              108,365,400                90,698,400
                                                     -------------            -------------              ------------
               Operating income                         46,216,200               33,386,000                23,507,600
                                                     -------------            -------------              ------------

 Other income (expense):
        Interest expense                                  (549,800)                (584,000)                 (650,600)
        Interest income                                  1,640,600                1,644,800                 1,747,100
        Other income                                       667,000                  675,900                   340,500
                                                     -------------            -------------              ------------
               Total other income                        1,757,800                1,736,700                 1,437,000
                                                     -------------            -------------              ------------
               Income before income taxes               47,974,000               35,122,700                24,944,600

 Income taxes                                           18,544,900               13,156,400                 9,728,400
                                                     -------------            -------------              ------------
               Net income                            $  29,429,100            $  21,966,300              $ 15,216,200
                                                     =============            =============              ============

 Basic net income per share                          $         .55            $         .41              $        .29
                                                     =============            =============              ============
Weighted average shares
  Outstanding                                           53,900,800               53,375,200                52,725,200
                                                     =============            =============              ============

 Diluted net income per share                        $         .53            $         .40              $        .28
                                                     =============            =============              ============
 Weighted average shares and dilutive
       Potential common shares outstanding              55,806,500               55,138,000                53,798,800
                                                     =============            =============              ============


          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common Stock
                                            ---------------------------------------
                                             Outstanding                                    Retained           Shareholders'
                                               Shares                     Amount             Earnings              Equity
                                            ------------              -------------       ------------         -------------
BALANCES AT JULY 31, 1997                     52,284,444              $ 111,050,600       $ 31,763,800         $ 142,814,400
  Exercise of stock options and
    related tax benefit                          605,832                  1,579,100                  -             1,579,100
  Exercise of warrants and
    related tax benefit                          128,892                    223,600                  -               223,600
  Shares issued for Employee
    Stock Purchase Plan                           81,072                    349,300                  -               349,300
  Net Income                                           -                          -         15,216,200            15,216,200
                                            ------------              -------------       ------------         -------------
BALANCES AT JULY 31, 1998                     53,100,240                113,202,600         46,980,000           160,182,600
  Exercise of stock options and
    related tax benefit                          503,400                  1,290,600                  -             1,290,600
  Shares issued for Employee
    Stock Purchase Plan                           86,590                    542,900                  -               542,900
  Net Income                                           -                          -         21,966,300            21,966,300
                                            ------------              -------------       ------------         -------------
BALANCES AT JULY 31, 1999                     53,690,230                115,036,100         68,946,300           183,982,400
  Exercise of stock options and
    related tax benefit                          789,338                  5,657,300                  -             5,657,300
  Shares issued for Employee
    Stock Purchase Plan                           73,526                    821,600                  -               821,600
  Net Income                                           -                          -         29,429,100            29,429,100
                                            ------------              -------------       ------------         -------------
BALANCES AT JULY 31, 2000                     54,553,094              $ 121,515,000       $ 98,375,400         $ 219,890,400
                                            ============              =============       ============         =============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years ended July 31,
                                                                                --------------------------------------------------
                                                                                    2000               1999               1998
                                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $ 29,429,100       $ 21,966,300       $ 15,216,200
      Adjustments to reconcile net income
         to net cash provided by operating activities:
          Depreciation and amortization                                           11,479,000          9,826,400          7,844,900
          Deferred rent                                                             (168,700)            10,200            299,700
          Deferred income taxes                                                    1,312,800           (693,800)          (124,400)
          (Gain) loss on sale of property and equipment                               11,700           (168,200)           100,600
          Changes in operating assets and liabilities:
                 Accounts receivable                                             (13,926,900)        (4,554,900)          (349,800)
                 Vehicle pooling costs                                            (3,878,700)          (901,000)           506,700
                 Prepaid expenses and other current assets                        (3,449,100)           (44,300)          (217,700)
                 Accounts payable and accrued liabilities                          3,811,200          4,095,000           (941,300)
                 Deferred revenue                                                  1,823,500            261,800           (450,100)
                 Income taxes                                                       (248,700)           951,400            894,000
                                                                                ------------       ------------       ------------
                    Net cash provided by operating activities                     26,195,200         30,748,900         22,778,800
                                                                                ------------       ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                         (34,786,800)       (20,156,200)       (11,375,700)
      Proceeds from sale of property and equipment                                   483,300            336,500            425,600
      Purchase of short-term investments, net                                              -                  -        (13,062,200)
      Proceeds from sale of short-term investments                                         -         13,062,200                  -
      Other intangible asset additions                                                     -            (27,700)          (140,000)
      Purchase of net current assets in connection with acquisitions              (1,972,500)          (395,700)        (1,379,900)
      Purchase of property and equipment in connection
         with acquisitions                                                        (2,235,600)          (153,900)          (761,100)
      Purchase of intangible assets in connection
        with acquisitions                                                        (16,217,900)        (2,494,300)        (7,679,500)
      Deferred preopening costs                                                            -           (375,700)          (604,200)
                                                                                ------------       ------------       ------------
                     Net cash used in investing activities                       (54,729,500)       (10,204,800)       (34,577,000)
                                                                                ------------       ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants                     2,095,400            832,600            825,500
      Proceeds from issuance of
          Employee Stock Purchase Plan shares                                        821,600            542,900            349,300
      Proceeds from issuance of notes payable                                        994,500                  -            558,000
      Principal payments on notes payable                                           (260,100)          (605,300)        (1,885,600)
                                                                                ------------       ------------       ------------
                     Net cash provided by (used in) financing activities           3,651,400            770,200           (152,800)
                                                                                ------------       ------------       ------------
 Net (decrease) increase in cash and cash equivalents                            (24,882,900)        21,314,300        (11,951,000)
 Cash and cash equivalents at beginning of period                                 37,047,800         15,733,500         27,684,500
                                                                                ------------       ------------       ------------
 Cash and cash equivalents at end of period                                     $ 12,164,900       $ 37,047,800       $ 15,733,500
                                                                                ============       ============       ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                             $    549,800       $    584,000       $    650,600
                                                                                ============       ============       ============
      Income taxes paid                                                         $ 17,480,800       $ 12,618,000       $  8,823,100
                                                                                ============       ============       ============


          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2000, 1999 AND 1998

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

REVENUE RECOGNITION

     Revenues are generally recorded at the date the vehicles are sold at auction.

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

ACCOUNTING FOR STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

COMPREHENSIVE INCOME

     The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Consolidated Statements of Income equals comprehensive income.

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

(2)  ACQUISITIONS

FISCAL 2000 TRANSACTIONS

     During fiscal 2000 the Company made the following acquisitions: Buchanan Auto & Auction, of Chesapeake, Virginia; Pekin Auto Storage Pool, Ltd. of Peoria, Illinois; Ronnie's Auto Auction, Inc., of North Boston, Massachusetts; Idaho Insurance Auto Pools, Inc., of Boise, Idaho; DAA's Northwest Salvage Auction, of Pasco, Washington; Brokaw's of Abilene, Texas; Texas Alamo Salvage Pool, Inc., of San Antonio, Texas and New Mexico Salvage Pool, of Albuquerque, New Mexico. The consideration paid for these acquisitions consisted of $20,426,000 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $6.4 million of revenues during fiscal 2000. The excess of the purchase price over fair market value of the net identifiable assets acquired of $11,751,900 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, the Company paid $4,466,000 for covenants not to compete relating to these acquisitions, which are being amortized over the life of these agreements. In conjunction with the Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington and Albuquerque, New Mexico acquisitions, the Company entered into leases for the use of these facilities.

FISCAL 1999 TRANSACTIONS

     During fiscal 1999 the Company made the following acquisitions: Salvage Pool, Inc., of McAllen, Texas; Indian Creek Salvage, of Huntsville, Alabama and Kansas Insurance Pool, Inc., of Wichita, Kansas. The consideration paid for these acquisitions consisted of $3,043,900 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $0.1 million of revenues during fiscal 1999.The excess of the purchase price over fair market value of the net identifiable assets acquired of $2,234,300 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with these acquisitions, the Company entered into leases for the use of these facilities.

FISCAL 1998 TRANSACTIONS

     During fiscal 1998 the Company made the following acquisitions: Central Minnesota Salvage Center, of Avon, Minnesota; O'Neal's Equipment Sales, Inc., of Columbia, South Carolina; Southern Salvage, Inc., of Mobile, Alabama; Auto Storage Auction Pool, of San Diego, California; Mid Iowa Salvage Pool, Inc., of Des Moines, Iowa and Auto Salvage Pools, Inc. and Auto Pool Auction, Inc., of Detroit, Michigan. The consideration paid for these acquisitions consisted of $9,820,500 in cash. The acquired net assets consisted of land, accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $1.9 million of revenues during fiscal 1998. The excess of the purchase price over fair market value of the net identifiable assets acquired of $5,551,500 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In conjunction with the Avon, Minnesota; Mobile, Alabama; San Diego, California; Des Moines, Iowa and Detroit, Michigan acquisitions, the Company entered into leases for the use of these facilities.

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:


                                                            JULY 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Advance charges receivable                        $ 33,408,900     $ 24,160,400
Trade accounts receivable                           16,143,700       13,311,800
Other receivables                                    4,520,500          559,100
                                                  ------------     ------------
                                                    54,073,100       38,031,300
Less allowance for doubtful accounts                 1,563,500          500,000
                                                  ------------     ------------
                                                  $ 52,509,600     $ 37,531,300
                                                  ============     ============

     Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees to be collected from insurance companies and buyers.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                            JULY 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Transportation and other equipment                $ 11,414,900     $  9,684,000
Office furniture and equipment                      19,107,900       13,469,700
Land, buildings and leasehold improvements          75,606,400       47,402,900
                                                  ------------     ------------
                                                   106,129,200       70,556,600
Less accumulated depreciation and amortization      25,615,000       18,957,200
                                                  ------------     ------------
                                                  $ 80,514,200     $ 51,599,400
                                                  ============     ============


     Included in property and equipment as of July 31, 2000 and 1999, are $1,231,800 and $1,195,100, respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $109,500 and $375,900 as of July 31, 2000 and 1999, respectively.

(5)  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consists of the following:


                                                            JULY 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Covenants not to compete                          $ 12,033,500     $  7,567,500
Goodwill                                            91,982,600       80,230,700
Options to purchase leased property                  3,455,000        3,455,000
Other                                                  284,000          284,000
                                                  ------------     ------------
                                                   107,755,100       91,537,200
Less accumulated amortization                       17,359,500       13,754,700
                                                  ------------     ------------
                                                  $ 90,395,600     $ 77,782,500
                                                  ============     ============

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following:


                                                            JULY 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Trade accounts payable                            $  1,522,000     $  1,351,900
Accounts payable to insurance companies             12,814,400       11,910,700
Accrued payroll                                      2,894,800        2,254,900
Other accrued liabilities                            2,753,300        1,069,400
                                                  ------------     ------------
                                                  $ 19,984,500     $ 16,586,900
                                                  ============     ============

(7)  LONG-TERM DEBT

     Long-term debt consists of the following:


                                                            JULY 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

Note payable to a corporation, secured by
  land, payable in monthly interest only
  installments of $45,000 through May 2001,
  when balance is due, bearing
  interest at 7.2%                                $  7,500,000     $  7,500,000

Notes payable under capital leases,
  secured by equipment, payable in monthly
  installments of $400 to $24,000 through
  October 2003, bearing interest from
  6.6 % to 6.9%                                      1,054,500          274,700

Unsecured notes payable to individual,
  payable in monthly installments of $4,000
  through February 2000, bearing interest
  at 12%                                                     0           45,400
                                                  ------------     ------------
                                                     8,554,500        7,820,100
Less current portion                                 7,842,300          260,100
                                                  ------------     ------------
                                                  $    712,200     $  7,560,000
                                                  ============     ============

The aggregate maturities of long-term debt are as follows:


YEARS ENDING JULY 31,
---------------------
2001                                                       $7,842,300
2002                                                          302,900
2003                                                          324,600
2004                                                           84,700
                                                           ----------
                                                           $8,554,500
                                                           ==========

     The Company has a bank credit facility provided by Wells Fargo Bank, N.A., U.S. Bank of California and Fleet National Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of an unsecured revolving reducing line of credit of $40 million, which matures in February 2002. The amount available under the facility reduces by $10 million in February 2001, leaving the principal balance available of $30 million until, February 28, 2002, when the line of credit matures. Amounts outstanding under the Bank Credit Facility accrue interest at either the prime rate most recently announced by Wells Fargo or at a rate based on LIBOR plus a spread of 0.50%, subject to increases to a maximum spread of 1.25% based on certain credit ratios. As of July 31, 2000, there were no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on payment of dividends, with which it is in compliance.

(8)  SHAREHOLDERS' EQUITY

     In fiscal 2000 and 1999, the Company declared a two-for-one forward common stock split. The accompanying consolidated financial statements have been restated to reflect these splits.

     The Company adopted the Copart, Inc. 1992 Stock Option Plan (the "Plan") as amended, presently covering an aggregate of 8,000,000 shares of the Company's Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a two or five year period.

     In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which an aggregate of 160,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified stock options to purchase 12,000 shares and subsequent grants to purchase 6,000 shares at specified intervals.

     The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2000.

     The Copart, Inc. Employee Stock Purchase Plan (the "ESPP") provides for the purchase of up to an aggregate of 1,000,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. Shares of Common Stock issued pursuant to the ESPP during fiscal 2000, 1999 and 1998 were 73,526, 86,590 and 81,072, respectively.

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of .60, a forfeiture rate of .05, a weighted-average expected life of the options of five years and a risk-free interest rate of 6.0%, 5.0% and 5.8% for 2000, 1999 and 1998, respectively. The weighted average fair value of options granted were $8.62, $3.56 and $2.51, for 2000, 1999 and 1998, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results. The Company's pro forma net income and net income per common share would approximate the following:


                                            AS REPORTED              PRO FORMA
                                            -----------             -----------
Year Ended July 31, 2000:
  Net income                                $29,429,100             $28,090,400
                                            ===========             ===========
  Basic net income per share                $       .55             $       .52
                                            ===========             ===========
  Diluted net income per share              $       .53             $       .50
                                            ===========             ===========

Year Ended July 31, 1999:
  Net income                                $21,966,300             $21,279,400
                                            ===========             ===========
  Basic net income per share                $       .41             $       .40
                                            ===========             ===========
  Diluted net income per share              $       .40             $       .39
                                            ===========             ===========

Year Ended July 31, 1998:
  Net income                                $15,216,200             $14,772,300
                                            ===========             ===========
  Basic net income per share                $       .29             $       .28
                                            ===========             ===========
  Diluted net income per share              $       .28             $       .27
                                            ===========             ===========

A summary of stock option activity for the years ended July 31, 2000, 1999 and 1998 follows:


                                             2000                     1999                     1998
                                   -----------------------   ----------------------   ----------------------
                                                WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                                AVERAGE                   AVERAGE                  AVERAGE
                                                EXERCISE                  EXERCISE                 EXERCISE
                                     SHARES     PRICE          SHARES      PRICE        SHARES      PRICE
                                   ---------    --------     ---------  ----------    ----------  ---------
Outstanding at beginning of year   3,423,866    $ 3.83       3,432,600    $ 3.07      3,023,100   $ 2.24
Granted                              590,000     15.88         520,000      6.71      1,132,000     4.33
Exercised                           (789,338)     2.65        (503,400)     1.66       (605,832)    1.37
Cancelled                            (10,596)     3.13         (25,334)     3.28       (116,668)    2.56
                                   ---------    --------     ---------  ----------    ----------  ---------
Outstanding at year end            3,213,932      6.42       3,423,866      3.83      3,432,600     3.07
                                   =========    ========     =========  ==========    ==========  =========
Options exercisable at year end    1,606,364    $ 3.81       1,828,134    $ 2.81      1,798,468   $ 2.13
                                   =========    ========     =========  ==========    ==========  =========

A summary of stock options outstanding at July 31, 2000 follows:


                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 --------------------------------------------     -----------------------------
                                      WEIGHTED-
                                        AVERAGE     WEIGHTED-                        WEIGHTED-
  RANGE OF               NUMBER       REMAINING       AVERAGE             NUMBER       AVERAGE
  EXERCISE       OUTSTANDING AT     CONTRACTUAL      EXERCISE     EXERCISABLE AT      EXERCISE
   PRICES          JULY 31,2000            LIFE         PRICE      JULY 31, 2000         PRICE
------------     --------------     -----------     ---------     --------------     ---------
0.25 -  0.50         155,000            2.36         $ 0.49           155,000          $ 0.49
3.00 -  4.00         744,933            5.81           3.21           611,532            3.14
4.25 -  6.75       1,747,999            7.37           5.10           835,998            4.88
8.25 - 16.75         566,000            9.58          16.34             3,834           11.00
                   ---------          ------        -------         ---------          ------
                   3,213,932            7.63        $  6.42         1,606,364          $ 3.81
                   =========          ======        =======         =========          ======

9)  INCOME TAXES

     Income tax expense (benefit) consists of:


                                                       YEARS ENDED JULY 31
                                            -----------------------------------------
                                                2000           1999          1998
                                            ------------  ------------   ------------
Federal:
  Current                                   $ 14,657,600  $ 12,268,200   $  8,888,100
  Deferred                                     1,333,000      (613,800)      (112,200)
                                            ------------  ------------   ------------
                                              15,990,600    11,654,400      8,775,900
                                            ------------  ------------   ------------
State:
  Current                                      2,574,500     1,582,000        964,700
  Deferred                                       (20,200)      (80,000)       (12,200)
                                            ------------  ------------   ------------
                                               2,554,300     1,502,000        952,500
                                            ------------  ------------   ------------
                                            $ 18,544,900  $ 13,156,400   $  9,728,400
                                            ============  ============   ============

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to income before income taxes and the actual income tax expense follows:


                                                       YEARS ENDED JULY 31
                                            -----------------------------------------
                                                2000           1999          1998
                                            ------------  ------------   ------------
Income tax expense at statutory rate              35%          35%            35%
State income taxes, net of federal
  income tax benefits                              4            3              4
Amortization of goodwill                           2            2              1
Other differences                                 (2)          (3)            (1)
                                                 ---          ---            ---
                                                  39%          37%            39%
                                                 ===          ===            ===

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            JULY 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Deferred tax assets:
  Allowance for doubtful accounts receivable      $    670,800     $    249,000
  Accrued vacation                                     344,000          201,900
  State taxes                                          693,400          537,900
  Depreciation                                       2,138,700        1,250,400
                                                  ------------     ------------
    Total gross deferred tax assets                  3,846,900        2,239,200
                                                  ------------     ------------
Deferred tax liabilities:
  Vehicle pooling costs                             (2,874,800)               -
  Amortization of intangible assets                 (2,098,200)      (2,052,500)
                                                  ------------     ------------
    Total gross deferred tax liabilities            (4,973,000)      (2,052,500)
                                                  ------------     ------------
    Net deferred tax (liability) asset            $ (1,126,100)    $    186,700
                                                  ============     ============

     Based on the Company's historical operating earnings, management believes it is more likely than not that, the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has not established a valuation allowance.

     In fiscal 2000, 1999 and 1998, the Company recognized a tax benefit of $3,561,900, $458,000 and $977,200, respectively, upon the exercise of certain stock warrants and options.

(10)  NET INCOME PER SHARE

     There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:


                                                                          YEARS ENDING JULY 31,
                                                              --------------------------------------------
                                                                 2000              1999            1998
                                                              ----------        ----------      ----------
Basic weighted shares outstanding                             53,900,800        53,375,200      52,725,200

Effect of dilutive securities-stock options and warrants       1,905,700         1,762,800       1,073,600
                                                              ----------        ----------      ----------
Diluted weighted average shares outstanding                   55,806,500        55,138,000      53,798,800
                                                              ==========        ==========      ==========

(11)  MAJOR CUSTOMERS

     Two customers accounted for 15% and 12% of the Company's revenue in fiscal 2000. At July 31, 2000 these two customers accounted for 8% and 6% of accounts receivable, respectively. No other customer accounted for more than 10% of revenues. No buyer of auto salvage accounted for more than 2% of gross proceeds in any period.

(12)  COMMITMENTS AND CONTINGENCIES

     LEASES:

     The Company leases certain facilities under operating leases and has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the years ended July 31, 2000, 1999 and 1998 aggregated, $9,866,000, $8,175,700 and $6,967,800, respectively.

     The Company has agreements with certain financial institutions whereby the institutions will purchase approximately $10.4 million of yard and fleet equipment as of July 31, 2000, which will be leased back to the Company under operating leases.

     Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 2000 are as follows:


                                                      CAPITAL      OPERATING
YEARS ENDING JULY 31,                                 LEASES         LEASES
---------------------                              -----------    ------------
2001                                               $   386,800    $ 17,112,600
2002                                                   342,600      14,920,400
2003                                                   342,600      13,519,400
2004                                                    85,700      11,414,500
2005                                                        --       8,136,400
Thereafter                                                  --      15,569,300
                                                  ------------    -------------
                                                     1,157,700    $ 80,672,600
Less amount representing interest                      103,200    =============
                                                  ------------
                                                  $  1,054,500
                                                  ============

     COMMITMENT:

     The Company has entered into agreements to acquire approximately $1.8 million of multi-vehicle transport trucks and forklifts.

     CONTINGENCIES:

     The Company is subject to legal proceedings and claims, which arise, in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(13)  RELATED PARTY TRANSACTIONS

     The Company leases certain of its facilities from affiliates of the Company under lease agreements. Rental payments under these leases aggregated $587,300, $508,100 and $398,200 for the years ended July 31, 2000, 1999 and 1998, respectively, and expire on various dates through 2005.

     An affiliate provided $614,300, $518,800 and $608,400 of tow services to the Company in fiscal 2000, 1999 and 1998, respectively.

(14)  NONCASH FINANCING AND INVESTING ACTIVITIES

     In fiscal 1998, 72,792 warrants were exercised in a non-cash transaction, which resulted in the issuance of 64,446 shares of common stock.

(15)  QUARTERLY INFORMATION (UNAUDITED)


                                                                    FISCAL QUARTER
                                                                    --------------
                                              FIRST               SECOND          THIRD            FOURTH            TOTAL
                                           ------------        ------------    ------------     ------------     -------------
2000
Revenues                                   $ 40,507,600        $ 44,406,400    $ 53,801,200     $ 51,327,100     $ 190,042,300
                                           ============        ============    ============     ============     =============

Operating income                           $  9,812,400        $ 10,303,300    $ 13,107,400     $ 12,993,100     $  46,216,200
                                           ============        ============    ============     ============     =============

Net income                                 $  6,312,600        $  6,618,500    $  8,336,100     $  8,161,900     $  29,429,100
                                           ============        ============    ============     ============     =============

Basic net income per share                 $        .12        $        .12    $        .15     $        .15     $         .55
                                           ============        ============    ============     ============     =============

Diluted net income per share               $        .11        $        .12    $        .15     $        .15     $         .53
                                           ============        ============    ============     ============     =============

                                               FIRST              SECOND           THIRD           FOURTH            TOTAL
1999
Revenues                                   $ 30,193,100        $ 32,054,300    $ 40,014,800     $ 39,489,200     $ 141,751,400
                                           ============        ============    ============     ============     =============

Operating income                           $  6,346,900        $  7,438,200    $  9,748,900     $  9,852,000     $  33,386,000
                                           ============        ============    ============     ============     =============

Net income                                 $  4,190,700        $  4,821,600    $  6,284,900     $  6,669,100     $  21,966,300
                                           ============        ============    ============     ============     =============

Basic net income per share                 $        .08        $        .09    $        .12     $        .12     $         .41
                                           ============        ============    ============     ============     =============

Diluted net income per share               $        .08        $       .09     $        .11     $        .12     $        .40
                                           ============        ============    ============     ============     =============

FORM 10-K

The Company will provide, without charge to each Shareholder, upon written request a copy of its Form 10-K as required to be filed with the Securities & Exchange Commission pursuant to rule 13a-1, under the Securities Exchange Act of 1934. Your written request should be directed to: Chief Financial Officer, Copart, Inc. 5500 East Second Street, Benicia, California 94510.

ANNUAL MEETING

The Annual meeting of Shareholders will be held at the Company's facility located at 5500 East Second Street, Benicia, California 94510 at 9:00 a.m., December 5, 2000.

                                                                    SCHEDULE II

                          COPART, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998


                                                                            DEDUCTIONS
                                   BALANCE AT        CHARGED TO COSTS     APPLICATIONS TO     BALANCE AT
DESCRIPTION AND YEAR           BEGINNING OF YEAR       AND EXPENSES           BAD DEBT        END OF YEAR
--------------------           -----------------     ----------------     ----------------    ------------
Reserve for doubtful accounts:

July 31, 2000                     $ 500,000            $ 1,359,500          $ (296,000)        $ 1,563,500
                                  =========            ===========          ==========         ===========

July 31, 1999                     $ 385,000            $   400,000          $ (285,000)        $   500,000
                                  =========            ===========          ==========         ===========

July 31, 1998                     $  99,000            $   374,000          $  (88,000)        $   385,000
                                  =========            ===========          ==========         ===========