Form 10-Q
period 2000-10-31
COPART INC
filed 2000-12-01
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000



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

     Number of shares of Common Stock outstanding as of November 29, 2000:
54,575,594

                          COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                OCTOBER 31, 2000


                  DESCRIPTION                                                           PAGE

         PART I - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL INFORMATION
                           Consolidated Balance Sheets                                    3
                           Consolidated Statements of Income                              4
                           Consolidated Statements of Cash Flows                          5
                           Notes to the Consolidated Financial Statements                 6

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS
                           Overview                                                       7
                           Acquisitions and New Openings                                  8

                           Results of Operations
                                    Revenues                                              8
                                    Operating Costs and Expenses                          9
                                    Operating Income, Other Income
                                            and Income Taxes                              9

                           Liquidity and Capital Resources                                9
                           Factors Affecting Future Results                              10

         PART II - OTHER INFORMATION

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              13
                           Signatures                                                    14


                         COPART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      October 31,                      July 31,
                                                         2000                             2000
                                                    ---------------              ------------------

                                     ASSETS

Current assets:
         Cash and cash equivalents                    $ 15,676,800                   $ 12,164,900
         Accounts receivable, net                       55,621,400                     52,509,600
         Vehicle pooling costs                          16,042,100                     15,271,300
         Deferred income taxes                           1,708,200                      1,708,200
         Income tax receivable                                   -                      3,317,200
         Prepaid expenses and other assets              10,125,800                      6,443,300
                                                    ---------------               ---------------
                  Total current assets                  99,174,300                     91,414,500
Property and equipment, net                             88,433,300                     80,514,200
Intangibles and other assets, net                       89,431,900                     90,395,600
                                                    ---------------               ---------------
                  Total assets                        $277,039,500                   $262,324,300
                                                    ===============               ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
             Current portion of long-term debt        $  7,895,000                   $  7,842,300
             Accounts payable and accrued liabilities   24,249,000                     19,984,500
             Deferred revenue                            8,200,200                      7,688,100
             Income taxes payable                        2,686,300                              -
             Other current liabilities                     193,600                      1,857,300
                                                    ---------------               ---------------
                  Total current liabilities             43,224,100                     37,372,200
Deferred income taxes                                    2,834,300                      2,834,300
Long-term debt, less current portion                       638,400                        712,200
Other liabilities                                        1,489,200                      1,515,200
                                                    ---------------               ---------------
                  Total liabilities                     48,186,000                     42,433,900
                                                    ---------------               ---------------

Shareholders' equity:
             Common stock, no par value -
               120,000,000 shares authorized;
               54,562,094 and 54,553,094 shares
               issued and outstanding at
               October 31, 2000 and July 31, 2000,
               respectively                            121,558,900                    121,515,000
             Retained earnings                         107,294,600                     98,375,400
                                                    ---------------               ---------------
                  Total shareholders' equity           228,853,500                    219,890,400
                                                    ---------------               ---------------
Commitments and contingencies
                  Total liabilities and
                  shareholders' equity                $277,039,500                   $262,324,300
                                                    ================              ================

          See accompanying notes to consolidated financial statements.

                         COPART, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                          Three months ended October 31,
                                                                        ---------------------------------

                                                                        2000                         1999
                                                                     -----------                   ---------

Revenues                                                             $  57,139,400                $ 40,507,600
                                                                     -------------               -------------
Operating costs and expenses:

       Yard and fleet                                                   35,356,200                  24,636,700
       General and administrative                                        4,466,100                   3,305,500
       Depreciation and amortization                                     3,370,100                   2,753,000
                                                                     -------------               -------------
                Total operating expenses                                43,192,400                  30,695,200
                                                                     -------------               -------------
                Operating income                                        13,947,000                   9,812,400
                                                                     -------------               -------------

Other income (expense):
       Interest expense                                                   (135,900)                   (140,100)
       Interest income                                                     350,800                     407,900
       Other income                                                        461,100                     184,200
                                                                     -------------               -------------
                Total other income                                         676,000                     452,000
                                                                     -------------               -------------
                Income before income taxes                              14,623,000                  10,264,400

Income taxes                                                             5,703,800                   3,951,800
                                                                     -------------               -------------
                Net income                                           $   8,919,200                $  6,312,600
                                                                     =============               =============

Basic net income per share                                           $         .16                $        .12
                                                                     =============               =============
Weighted average shares
     outstanding                                                        54,555,000                  53,696,000
                                                                     =============               =============

Diluted net income per share                                         $         .16                $        .11
                                                                     =============               =============
Weighted average shares and dilutive
     potential common shares outstanding                                56,453,200                  55,889,200
                                                                     =============               =============


         See accoompanying notes to consolidated financial statements.

                         COPART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three months ended October 31,
                                                                                 -------------------------------
                                                                                   2000                      1999
                                                                              ------------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  8,919,200              $  6,312,600
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                             3,370,100                 2,753,000
       Deferred rent                                                               (26,000)                  (43,900)
       Gain on sale of assets                                                     (186,200)                  (39,200)
       Changes in operating assets and liabilities:
           Accounts receivable                                                  (3,111,800)               (4,320,900)
           Vehicle pooling costs                                                  (770,800)               (1,065,000)
           Prepaid expenses and other current assets                            (3,682,500)                 (887,500)
           Accounts payable and accrued liabilities                              2,600,700                 1,690,900
           Deferred revenue                                                        512,100                   584,900
           Income taxes                                                          6,003,600                 2,341,800
                                                                              ------------              ------------
            Net cash provided by operating activities                           13,628,400                 7,326,700
                                                                              ------------              ------------

Cash flows from investing activities:
   Purchase of property and equipment                                          (10,619,600)              (11,311,200)
   Proceeds from sale of property and equipment                                    480,300                    82,800
   Other intangible asset additions                                                      -                    (3,000)
                                                                              ------------              ------------
            Net cash used in investing activities                              (10,139,300)              (11,231,400)
                                                                              ------------              ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options and warrants                         43,900                    30,300
   Principal payments on notes payable                                             (21,100)                 (138,300)
                                                                              ------------              ------------
            Net cash provided by (used in) financing activities                     22,800                  (108,000)
                                                                              ------------              ------------

Net increase (decrease) in cash and cash equivalents                             3,511,900                (4,012,700)

Cash and cash equivalents at beginning of period                                12,164,900                37,047,800
                                                                              ------------              ------------
Cash and cash equivalents at end of period                                    $ 15,676,800              $ 33,035,100
                                                                              ============              ============

Supplemental disclosure of cash flow information
   Interest paid                                                              $    135,900              $    140,100
                                                                              ============              ============
   Income taxes paid                                                          $    299,700              $  1,628,800
                                                                              ============              ============

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (UNAUDITED)

NOTE 1 - General:

         In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Net Income Per Share:

         There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

                                                                                      Three Months Ending October 31,
                                                                                      -------------------------------

                                                                                         2000               1999
                                                                                         ----               ----

Basic weighted shares outstanding                                                      54,555,000        53,696,000

Stock options and warrants outstanding                                                  1,898,200         2,193,200
                                                                                      -----------       -----------

Diluted weighted average shares outstanding                                            56,453,200        55,889,200
                                                                                      ===========       ===========


NOTE 3 - Recently Adopted Accounting Pronouncements

         In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (as amended by SFAS Nos. 137 and 138) and in fiscal 2000, issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion ("APB") No. 25." The Company adopted the above standards on August 1, 2000. The adoption of these standards did not have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 4 - Segment Reporting

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

          For the three months ended October 31, 2000 and 1999, approximately 60% and 54%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

          For the three months ended October 31, 2000 and 1999, approximately 40% and 45%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

          For the three months ended October 31, 1999, approximately 1% of the vehicles sold by Copart were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

         Copart has experienced significant growth as it acquired twelve vehicle auction facilities and established six new salvage vehicle auction facilities since the beginning of fiscal 1999. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

         As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2001, Copart opened a new facility in Harrisburg, Pennsylvania. In fiscal 2000, Copart acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

                              RESULTS OF OPERATIONS


Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

REVENUES

         Revenues were approximately $57.1 million during the three months ended October 31, 2000, an increase of approximately $16.6 million, or 41%, over the three months ended October 31, 1999. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $249.1 million during the three months ended October 31, 2000, an increase of approximately $68.3 million, or 38%, over the three months ended October 31, 1999.

          New facilities in Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, West Palm Beach, Abilene, San Antonio and Albuquerque contributed $5.3 million of new revenue for the three months ended October 31, 2000.

OPERATING COSTS AND EXPENSES

         Yard and fleet expenses were approximately $35.4 million during the three months ended October 31, 2000, an increase of approximately $10.7 million, or 44%, over the comparable period in fiscal 2000. The increase in yard and fleet expenses is due primarily to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $4.1 million of the change was the result of the acquisitions and openings of new facilities. Yard and fleet expenses from existing facilities grew by approximately $6.6 million, or 27%, compared to existing-facility revenue growth of 28%. Yard and fleet expenses increased to 62% of revenues during the first quarter of fiscal 2001, as compared to 61% of revenues during the same period of fiscal 2000 due to higher transportation and labor costs.

         General and administrative expenses were approximately $4.5 million during the three months ended October 31, 2000, an increase of approximately $1.2 million, or 35%, over the comparable period in fiscal 2000. This increase is due primarily to increased payroll and other administrative expenses. General and administrative expenses were 8% of revenues during the first quarter of fiscal 2001 and fiscal 2000.

         Depreciation and amortization expense was approximately $3.4 million during the three months ended October 31, 2000, an increase of approximately $0.6 million, or 22%, over the comparable period in fiscal 2000. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

         The Company's operating income was $13.9 million during the three months ended October 31, 2000, an increase of approximately $4.1 million, or 42%, over the comparable period in fiscal 2000. Existing facilities produced $3.3 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in Chesapeake, Graham, Denver, Peoria, North Boston, Boise, Pasco, West Palm Beach, Abilene, San Antonio, Albuquerque and Harrisburg produced $0.8 million of the increase.

         Total other income was approximately $0.7 million during the three months ended October 31, 2000, an increase of approximately $0.2 million over the three months ended October 31, 1999.

         The effective income tax rate used for the three months ended October 31, 2000 and 1999 was approximately 39%.

         Due to the foregoing factors, Copart realized net income of approximately $8.9 million for the three months ended October 31, 2000, compared to net income of approximately $6.3 million for the three months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock and the equity issued in conjunction with certain acquisitions.

         At October 31, 2000, Copart had working capital of approximately $56.0 million, including cash and cash equivalents of approximately $15.7 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

         Copart generated cash from operations of approximately $13.6 million and $7.3 million, during the three months ended October 31, 2000 and 1999, respectively.

         Capital expenditures were approximately $10.6 million and $11.3 million for the three months ended October 31, 2000, and 1999, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

         Cash and cash equivalents increased by approximately $3.5 million and decreased by $4.0 million for the three months ended October 31, 2000 and 1999, respectively. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

         The Company believes that its currently available cash, cash generated from operations and borrowing availability under its bank credit facilities and existing equipment operating lease agreements will be sufficient to satisfy the Company's working capital requirements and fund acquisitions and openings of new facilities for at least 12 months. However, there can be no assurance that the Company will not be required to seek additional debt or equity financing prior to such time, or if new financing is required, that it will be available on reasonable terms if at all.

 FACTORS AFFECTING FUTURE RESULTS

         Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the first quarter of fiscal 2001, vehicles supplied by Copart's two largest suppliers accounted for approximately 13% and 10%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days' notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

         Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially owns approximately 36% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholders.

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




                                  COPART, INC.




                                  /s/ Wayne R. Hilty
                                  ---------------------------
                                  Wayne R. Hilty
                                  Senior Vice President and Chief
                                  Financial Officer (duly authorized officer
                                  and principal financial and accounting
                                  officer)
                                  Date: November 29, 2000