Form 10-Q/A
period 2000-10-31
COPART INC
filed 2000-12-13
CIK 900075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A



(Mark One)

 X Amendment No.1 to Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000

                                       OR

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

The Registrant is filing this Amendment No. 1 to the Quarterly Report on Form 10Q for the period ended October 31, 2000, in order to revise the disclosure of reports on Form 8-K under Item 6.


                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.
                  --------

                  27.1     Financial Data Schedule (Previously filed)

         (b) REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K on August 28, 2000, to announce that it had reached an agreement to acquire up to 20 Sadisco facilities. On October 27, 2000, the Company filed a current report on Form 8-K that announced the cancellation of the Sadisco acquisition.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COPART, INC.


                                          /s/ Wayne R. Hilty
                                          -------------------------------------
                                          Wayne R. Hilty, Senior Vice President
                                          and Chief Financial Officer (duly
                                          authorized officer and principal
                                          financial and accounting officer)
                                          Date: December 13, 2000