Form 10-Q
period 2001-01-31
COPART INC
filed 2001-03-16
CIK 900075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 91934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X             NO
                       ---              ---

  Number of shares of Common Stock outstanding as of March 13, 2001: 55,078,106

                          COPART, INC. AND SUBSIDIARIES

                          INDEX TO THE QUARTERLY REPORT

                                JANUARY 31, 2001



                  DESCRIPTION                                                      PAGE

         PART I - FINANCIAL INFORMATION
             ITEM 1 - FINANCIAL STATEMENTS
                      Consolidated Balance Sheets                                    3
                      Consolidated Statements of Income                              4
                      Consolidated Statements of Cash Flows                          5

                      Notes to the Consolidated Financial Statements                 6

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS
                      Overview                                                       7

                      Acquisitions and New Openings                                  8

                      Results of Operations                                          8

                      Liquidity and Capital Resources                               11

                      Factors Affecting Future Results                              11

         PART II - OTHER INFORMATION

             ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                               HOLDERS                                              14

             ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              15
                      Signatures                                                    15

ITEM 1--FINANCIAL INFORMATION


                          Copart, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                   January 31,              July 31,
                                                                                      2001                   2000
                                                                               -----------------       ---------------

                                     ASSETS
 Current assets:
    Cash and cash equivalents                                                   $    2,521,600          $   12,164,900
    Accounts receivable, net                                                        68,507,800              52,509,600
    Vehicle pooling costs                                                           19,731,300              15,271,300
    Deferred income taxes                                                            1,708,200               1,708,200
    Income tax receivable                                                                   --               3,317,200
    Prepaid expenses and other assets                                               11,484,500               6,443,300
                                                                                ----------------        ---------------
            Total current assets                                                   103,953,400              91,414,500
 Property and equipment, net                                                        98,436,900              80,514,200
 Intangibles and other assets, net                                                  90,306,800              90,395,600
                                                                                ----------------        ---------------
            Total assets                                                        $  292,697,100          $  262,324,300
                                                                                =================       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Current portion of long-term debt                                           $    7,810,200          $    7,842,300
    Accounts payable and accrued liabilities                                        24,633,200              19,984,500
    Deferred revenue                                                                 9,988,300               7,688,100
    Income taxes payable                                                             4,336,600                      --
    Other current liabilities                                                          194,700               1,857,300
                                                                                ----------------         --------------
            Total current liabilities                                               46,963,000              37,372,200
 Deferred income taxes                                                               2,834,300               2,834,300
 Long-term debt, less current portion                                                  563,300                 712,200
 Other liabilities                                                                   1,469,400               1,515,200
                                                                                ----------------        ---------------
            Total liabilities                                                       51,830,000              42,433,900
                                                                                ----------------        ---------------

 Shareholders' equity:
     Common stock, no par value - 120,000,000 shares authorized;
       55,024,439 and 54,553,094 shares issued and outstanding at
       January 31, 2001 and July 31, 2000, respectively                            124,223,300             121,515,000
     Retained earnings                                                             116,643,800              98,375,400
                                                                                ----------------        ---------------
            Total shareholders' equity                                             240,867,100             219,890,400
                                                                                ----------------        ---------------
 Commitments and contingencies:
            Total liabilities and shareholders' equity                          $  292,697,100          $  262,324,300
                                                                                ================        ===============


          See accompanying notes to consolidated financial statements.

                                                                       2/10/2000
                          Copart, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                       Three months ended January 31,             Six months ended January 31,
                                                    ----------------------------------        -------------------------------------
                                                          2001               2000                   2001                 2000
                                                    ---------------    ---------------        ----------------      ---------------
 Revenues                                           $  56,638,200      $  44,406,400          $  113,777,600        $   84,914,000
                                                    ---------------    ---------------        ----------------      ---------------
 Operating costs and expenses:
    Yard and fleet                                     34,123,200         27,361,800              69,479,400            51,998,600
    General and administrative                          4,234,100          4,003,200               8,700,200             7,308,700
    Depreciation and amortization                       3,459,900          2,738,100               6,830,000             5,491,100
                                                    ---------------     --------------        -----------------     ---------------
        Total operating expenses                       41,817,200         34,103,100              85,009,600            64,798,400
                                                    ---------------     --------------        -----------------     ---------------
        Operating income                               14,821,000         10,303,300              28,768,000            20,115,600
                                                    ---------------     --------------        -----------------     ---------------
 Other income (expense):
    Interest expense                                     (150,900)          (138,000)               (286,800)             (278,100)
    Interest income                                       462,100            446,400                 812,900               854,200
    Other income                                          321,000            154,900                 782,100               339,100
                                                    ---------------     --------------         ----------------     ---------------
        Total other income                                632,200            463,300               1,308,200               915,200
                                                    ---------------     --------------         ----------------     ---------------
        Income before income taxes                     15,453,200         10,766,600              30,076,200            21,030,800

 Income taxes                                           6,104,000          4,148,100              11,807,800             8,099,900
                                                    ---------------     --------------        ----------------     ----------------
        Net income                                  $   9,349,200       $  6,618,500          $   18,268,400       $    12,930,900
                                                    ===============     ==============        ================     ================

 Basic net income per share                         $         .17       $        .12          $          .33       $           .24
                                                    ===============     ==============        ================     ================
 Weighted average shares
    outstanding                                        54,713,300         53,728,500              54,634,200            53,712,200
                                                    ===============     ==============        ================     ================

 Diluted net income per share                       $         .17       $        .12          $          .32       $           .23
                                                    ===============     ==============        ================     ================
 Weighted average shares and dilutive
    potential common shares outstanding                56,427,000         56,245,200              56,258,100            56,081,000
                                                    ===============     ==============        ================     ================

          See accompanying notes to consolidated financial statements.



                          Copart, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six months ended January 31,
                                                                                --------------------------------------
                                                                                         2001                2000
                                                                                --------------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $   18,268,400         $   12,930,900
      Adjustments to reconcile net income
         to net cash provided by operating activities:
          Depreciation and amortization                                              6,830,000              5,491,100
          Deferred rent                                                                (45,800)               (87,900)
          Gain on sale of assets                                                      (272,100)               (94,600)
          Changes in operating assets and liabilities:
                 Accounts receivable                                               (15,726,700)           (12,917,400)
                 Vehicle pooling costs                                              (4,281,900)            (3,318,000)
                 Prepaid expenses and other current assets                          (5,041,200)            (2,093,700)
                 Accounts payable and accrued liabilities                            2,986,100              3,667,200
                 Deferred revenue                                                    2,300,200              1,616,400
                 Income taxes                                                        8,340,400                352,700
                                                                                ----------------      ----------------
                    Net cash provided by operating activities                       13,357,400              5,546,700
                                                                                ----------------      ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                           (23,266,800)           (17,550,900)
      Proceeds from sale of property and equipment                                     928,400                159,700
      Purchase of net current assets in connection with acquisitions                  (449,700)              (814,700)
      Purchase of property and equipment
          in connection with acquisition                                              (246,600)              (531,500)
      Purchase of intangible assets in connection with acquisitions                 (1,656,800)            (8,871,000)
      Other intangible asset additions                                                (150,000)                    --
                                                                                ----------------      ----------------
                     Net cash used in investing activities                         (24,841,500)           (27,608,400)
                                                                                ----------------      ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options and warrants                       1,382,200                141,000
      Proceeds from the issuance of
          Employee Stock Purchase Plan shares                                          639,600                406,900
      Principal payments on notes payable                                             (181,000)              (195,200)
                                                                                ----------------      ----------------
                     Net cash provided by financing activities                       1,840,800                352,700
                                                                                ----------------      ----------------
 Net decrease in cash and cash equivalents                                          (9,643,300)           (21,709,000)

 Cash and cash equivalents at beginning of period                                   12,164,900             37,047,800
                                                                                ----------------      ----------------
 Cash and cash equivalents at end of period                                     $    2,521,600        $    15,338,800
                                                                                ================      ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                             $      286,800        $      278,100
                                                                                ================      ================
      Income taxes paid                                                         $    4,144,900        $    7,712,000
                                                                                ================      ================

          See accompanying notes to consolidated financial statements.

                          COPART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)

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

NOTE 2 - Net Income Per Share:

     There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:


                                                     THREE MONTHS ENDED JANUARY 31,      SIX MONTHS ENDED JANUARY 31,
                                                     ------------------------------      ----------------------------
                                                         2001               2000              2001          2000
                                                     -------------      ------------     -------------- -------------
Basic weighted shares outstanding                    54,713,300        53,728,500        54,634,200     53,712,200

Stock options and warrants outstanding                1,713,700         2,516,700         1,623,900      2,368,800
                                                    -----------       -----------       -----------    -----------

Diluted weighted average shares outstanding          56,427,000        56,245,200        56,258,100     56,081,000
                                                     ==========        ==========        ==========     ==========

NOTE 3 - Segment Reporting:

     All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 4 - Credit Agreement

     On February 23, 2001, the Company executed a new credit facility with its banking syndicate. The new facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving line of credit in the amount of $100 million that matures in 2006. The new facility replaces the Company's $30 million facility with the same bank group. Currently, there are no outstanding borrowings under the facility.

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

     For the three months ended January 31, 2001 and 2000, approximately 60% and 55%, respectively, and for the six months ended January 31, 2001 and 2000, approximately 60% and 54%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

     For the three months ended January 31, 2001 and 2000, approximately 40% and 44%, respectively, and for the six months ended January 31, 2001 and 2000, approximately 40% and 45%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

     For the three and six months ended January 31, 2000, approximately 1% of the vehicles sold by Copart were processed pursuant to the Purchase Program.

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

ACQUISITIONS AND NEW OPENINGS

     Copart has experienced significant growth as it acquired thirteen vehicle auction facilities and established seven new salvage vehicle auction facilities since the beginning of fiscal 1999. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

     As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2001, Copart acquired facilities in or near Chatham, Virginia and opened new facilities in Harrisburg, Pennsylvania and Chicago Heights, Illinois. In fiscal 2000, Copart acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments. *

                              RESULTS OF OPERATIONS


Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

REVENUES

     Revenues were approximately $56.6 million during the three months ended January 31, 2001, an increase of approximately $12.2 million, or 28%, over the three months ended January 31, 2000. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $232.1 million during the three months ended January 31, 2001, an increase of approximately $39.0 million, or 20%, over the three months ended January 31, 2000.

     New facilities in Boise, Pasco, West Palm Beach, Abilene, San Antonio, Albuquerque, Harrisburg, Chicago Heights, and Danville contributed $3.1 million of new salvage fee and transportation revenues for the three months ended January 31, 2001.

OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $34.1 million during the three months ended January 31, 2001, an increase of approximately $6.8 million, or 25%, over the comparable period in fiscal 2000. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.6 million of the change was the result of the acquisitions and openings of new facilities. Yard and fleet expenses from existing facilities grew by approximately $4.2 million, or 15%, compared to existing-facility revenue growth of 21%. Yard and fleet expenses decreased to 60% of revenues during the second quarter of fiscal 2001, as compared to 62% of revenues during the same period of fiscal 2000.

     General and administrative expenses were approximately $4.2 million during the three months ended January 31, 2001, an increase of approximately $0.2 million, or 6%, over the comparable period in fiscal 2000. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 7% of revenues during the second quarter of fiscal 2001 as compared to 9% of revenues during the same period of fiscal 2000.

     Depreciation and amortization expense was approximately $3.5 million during the three months ended January 31, 2001, an increase of approximately $0.7 million, or 26%, over the comparable period in fiscal 2000. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 2001 and fiscal 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $14.8 million during the three months ended January 31, 2001, an increase of approximately $4.5 million, or 44%, over the comparable period in fiscal 2000. Existing facilities produced $4.1 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in Boise, Pasco, West Palm Beach, Abilene, San Antonio, Albuquerque, Harrisburg, Chicago Heights, and Danville produced $0.4 million of the increase.

     Total other income was approximately $0.6 million during the three months ended January 31, 2001, an increase of approximately $0.1 million, over the three months ended January 31, 2000.

     The effective income tax rate of 40% applicable to the three months ended January 31, 2001 is comparable to the effective income tax rate for the three months ended January 31, 2000 of 39%.

     Due to the foregoing factors, Copart realized net income of approximately $9.3 million for the three months ended January 31, 2001, compared to net income of approximately $6.6 million for the three months ended January 31, 2000.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

REVENUES

     Revenues were approximately $113.8 million during the six months ended January 31, 2001, an increase of approximately $28.9 million, or 34%, over the six months ended January 31, 2000. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $481.3 million during the six months ended January 31, 2001, an increase of approximately $107.3 million, or 29%, over the six months ended January 31, 2000.

     New facilities in Boise, Pasco, West Palm Beach, Abilene, San Antonio, Albuquerque, Harrisburg, Chicago Heights, and Danville contributed $5.8 million of new revenue for the six months ended January 31, 2001.

OPERATING COSTS AND EXPENSES

     Yard and fleet expenses were approximately $69.5 million during the six months ended January 31, 2001, an increase of approximately $17.5 million, or 34%, over the comparable period in fiscal 2000. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $4.5 million of the change was the result of the acquisitions and openings of new facilities. Yard and fleet expenses from existing facilities grew by approximately $13.0 million, or 25%, compared to existing-facility revenue growth of 27%. Yard and fleet expenses remained unchanged at 61% of revenues during the first six months of fiscal 2001 and fiscal 2000.

     General and administrative expenses were approximately $8.7 million during the six months ended January 31, 2001, an increase of approximately $1.4 million, or 19%, over the comparable period in fiscal 2000. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 8% of revenues during the first six months of fiscal 2001, as compared to 9% of revenues during the same period of fiscal 2000.

     Depreciation and amortization expense was approximately $6.8 million during the six months ended January 31, 2001, an increase of approximately $1.3 million, or 24%, over the comparable period in fiscal 2000. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 2001 and fiscal 2000.

OPERATING INCOME, OTHER INCOME AND INCOME TAXES

     The Company's operating income was $28.8 million during the six months ended January 31, 2001, an increase of approximately $8.7 million or 43% over the comparable period in fiscal 2000. Existing facilities produced $7.6 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in Boise, Pasco, West Palm Beach, Abilene, San Antonio, Albuquerque, Harrisburg, Chicago Heights, and Danville produced $1.1 million of the increase.

     Total other income was approximately $1.3 million during the six months ended January 31, 2001, an increase of approximately $0.4 million over the six months ended January 31, 2000.

     The effective income tax rate for both of the six months ended January 31, 2001 and 2000 was approximately 39%.

     Due to the foregoing factors, Copart realized net income of approximately $18.3 million for the six months ended January 31, 2001, compared to net income of approximately $12.9 million for the six months ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

     At January 31, 2001, Copart had working capital of approximately $57.0 million, including cash and cash equivalents of approximately $2.5 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

     Copart generated cash from operations of approximately $13.4 million and $5.5 million, during the six months ended January 31, 2001 and 2000, respectively.

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $23.3 million and $17.6 million for the six months ended January 31, 2001, and 2000, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

     Cash and cash equivalents decreased by approximately $9.6 million for the six months ended January 31, 2001. The decrease is due primarily to acquisitions, additions to property and equipment, increases in accounts receivable, and other working capital changes. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

     On February 23, 2001, the Company executed a new credit facility with its banking syndicate. The new facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving line of credit in the amount of $100 million that matures in 2006. The new facility replaces the Company's $30 million facility with the same bank group. Currently, there are no outstanding borrowings under the facility.

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

FACTORS AFFECTING FUTURE RESULTS

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the second quarter of fiscal 2001 and 2000, vehicles supplied by Copart's two largest vehicle suppliers accounted for approximately 13% and 9%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

     Currently, Willis J. Johnson, Chief Executive Officer of the Company, together with two other existing shareholders, beneficially owns approximately 34% of the issued and outstanding shares of Common Stock. This interest in the Company may also have the effect of making certain transactions, such as mergers or tender offers involving the Company, more difficult or impossible, absent the support of Mr. Johnson, and such other existing shareholders.

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

     The salvage vehicle industry is highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles obtained from vehicle suppliers, as well as intense competition for buyers. The Company believes its principal competitors include vehicle auction companies and vehicle dismantlers. These national, regional, and local competitors may have established relationships with vehicle suppliers and buyers and financial resources that are greater than that of the Company. The largest national or regional vehicle auctioneers include Manheim Auctions, the ADESA Corporation, Insurance Auto Auctions, SADISCO and Auction Broadcasting Co. In addition, the Company competes with locally owned vehicle auctions in most markets. National, regional, and local dismantlers also compete with Copart for the supply of salvage vehicles. The largest national dismantlers include Greenleaf, a subsidiary of Ford Motor Company, and LKQ Corporation. These national dismantlers, in addition to buying groups of dismantlers such as the American Recycling Association (ARA) and the United Recyclers Group (URG), purchase salvage vehicles directly from the insurance companies, and in doing so completely bypass the auction companies, including the Company. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between the Company and such vehicle suppliers, competition for vehicles is intense. The Company may encounter significant competition for state, regional and national supply agreements with vehicle suppliers. Vehicle suppliers have entered into state, regional, or national agreements with competitors of the Company.

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

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on December 5, 2000 (the "Meeting").

     (b)  The following directors were elected at the Meeting:

               Willis J. Johnson
               Marvin L. Schmidt
               A. Jayson Adair
               James Grosfeld
               James E. Meeks
               Jonathan Vannini
               Harold Blumenstein

     (c)  The results of the vote on the matters voted upon at the meeting are:


                (i)      ELECTION OF DIRECTORS          FOR              WITHHELD
                         ---------------------          ---              --------
                         Willis J. Johnson             42,520,726        4,462,504
                         Marvin L. Schmidt             46,288,718          694,512
                         A. Jayson Adair               46,216,388          766,842
                         James Grosfeld                46,304,225          679,005
                         James E. Meeks                46,217,018          766,212
                         Jonathan Vannini              46,305,777          677,453
                         Harold Blumenstein            46,318,193          665,037

                (ii) Ratification of KPMG LLP as independent auditors for the Company for fiscal year 2001:

                         FOR              AGAINST           ABSTAINED         NO VOTE
                          46,964,734       11,470            7,026            -0-


          The foregoing matters are described in more detail in the Company's definitive proxy statement dated October 31, 2000 relating to the Meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

               10.17 Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank National Association and Fleet National Bank and Wells Fargo Bank National Association, as Agent dated February 23, 2001.

          (b)  REPORTS ON FORM 8-K.

               None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COPART, INC.


                                          /s/ Wayne R. Hilty
                                          ---------------------------------
                                          Wayne R. Hilty, Senior Vice President
                                          and Chief Financial Officer
                                          (duly authorized officer and principal
                                          financial and accounting officer)
                                          Date: March 13, 2001