Form 10-Q
period 2001-04-30
COPART INC
filed 2001-06-11
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)

5500 E. Second Street, Benicia, CA 94510
(Address of principal executive offices with zip code)

Registrant's telephone number, including area code: (707) 748-5000

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X  NO

    Number of shares of Common Stock outstanding as of June 7, 2001: 55,236,154

Copart, Inc. and Subsidiaries
Index to the Quarterly Report
April 30, 2001

Description	Page
PART I—Financial Information
Item 1—Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview	7
Acquisitions and New Openings	8
Results of Operations	8
Liquidity and Capital Resources	10
Factors Affecting Future Results	11
PART II—OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K
Signatures	14

ITEM 1—FINANCIAL INFORMATION

Copart, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2001	July 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$18,103,100	$12,164,900
Accounts receivable, net	62,623,000	52,509,600
Vehicle pooling costs	17,391,800	15,271,300
Deferred income taxes	1,708,200	1,708,200
Income tax receivable	—	3,317,200
Prepaid expenses and other assets	9,477,200	6,443,300

Total current assets	109,303,300	91,414,500
Property and equipment, net	108,797,700	80,514,200
Intangibles and other assets, net	91,909,200	90,395,600

Total assets	$310,010,200	$262,324,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,797,800	$7,842,300
Accounts payable and accrued liabilities	27,791,500	19,984,500
Deferred revenue	8,877,500	7,688,100
Income taxes payable	7,788,500	—
Other current liabilities	195,700	1,857,300

Total current liabilities	52,451,000	37,372,200
Deferred income taxes	2,834,300	2,834,300
Long-term debt, less current portion	486,900	712,200
Other liabilities	1,448,900	1,515,200

Total liabilities	57,221,100	42,433,900

Shareholders' equity:
Common stock, no par value—120,000,000 shares authorized; 55,139,055 and 54,553,094 shares issued and outstanding at April 30, 2001 and July 31, 2000, respectively	124,660,100	121,515,000
Retained earnings	128,129,000	98,375,400

Total shareholders' equity	252,789,100	219,890,400

Commitments and contingencies
Total liabilities and shareholders' equity	$310,010,200	$262,324,300

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2001	2000	2001	2000
Revenues	$71,480,600	$53,801,200	$185,258,300	$138,715,000

Operating costs and expenses:
Yard and fleet	43,209,600	33,761,500	112,689,200	85,760,100
General and administrative	5,587,600	4,017,300	14,287,400	11,326,000
Depreciation and amortization	3,603,300	2,915,000	10,433,300	8,406,100

Total operating expenses	52,400,500	40,693,800	137,409,900	105,492,200

Operating income	19,080,100	13,107,400	47,848,400	33,222,800

Other income (expense):
Interest expense	(149,400)	(135,500)	(436,400)	(413,600)
Interest income	285,200	314,800	1,098,000	1,169,100
Other income	54,500	262,900	836,600	602,100

Total other income	190,300	442,200	1,498,200	1,357,600

Income before income taxes	19,270,400	13,549,600	49,346,600	34,580,400
Income taxes	7,785,200	5,213,500	19,593,000	13,313,500

Net income	$11,485,200	$8,336,100	$29,753,600	$21,266,900

Basic net income per share	$.21	$.15	$.54	$.40

Weighted average shares outstanding	55,073,100	53,914,500	54,777,300	53,779,000

Diluted net income per share	$.20	$.15	$.53	$.38

Weighted average shares and dilutive potential common shares outstanding	56,901,800	56,464,900	56,393,800	56,019,400

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended April 30,
	2001	2000
Cash flows from operating activities:
Net income	$29,753,600	$21,266,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,433,300	8,406,100
Deferred rent	(66,300)	(131,800)
Gain on sale of assets	(57,800)	(143,000)
Changes in operating assets and liabilities:
Accounts receivable	(9,431,200)	(10,458,100)
Vehicle pooling costs	(1,679,900)	(2,860,600)
Prepaid expenses and other current assets	(3,033,900)	(1,733,800)
Accounts payable and accrued liabilities	6,145,400	6,298,300
Deferred revenue	1,189,400	1,210,600
Income taxes	11,105,700	624,600

Net cash provided by operating activities	44,358,300	22,479,200

Cash flows from investing activities:
Purchase of property and equipment	(36,623,600)	(26,963,000)
Proceeds from sale of property and equipment	1,242,900	226,200
Purchase of net current assets in connection with acquisitions	(1,122,800)	(1,126,400)
Purchase of property and equipment in connection with acquisition	(408,600)	(923,400)
Purchase of intangible assets in connection with acquisitions	(4,233,300)	(10,889,800)
Other intangible asset additions	(150,000)	—

Net cash used in investing activities	(41,295,400)	(39,676,400)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	3,145,100	576,900
Proceeds from the issuance of Employee Stock Purchase Plan shares	—	406,900
Principal payments on notes payable	(269,800)	(239,400)

Net cash provided by financing activities	2,875,300	744,400

Net increase (decrease) in cash and cash equivalents	5,938,200	(16,452,800)
Cash and cash equivalents at beginning of period	12,164,900	37,047,800

Cash and cash equivalents at end of period	$18,103,100	$20,595,000

Supplemental disclosure of cash flow information
Interest paid	$436,400	$413,600

Income taxes paid	$7,362,600	$12,602,800

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2001
(Unaudited)

NOTE 1—General:

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

NOTE 2—Net Income Per Share:

    There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended April 30,		Nine months ended April 30,
	2001	2000	2001	2000
Basic weighted shares outstanding	55,073,100	53,914,500	54,777,300	53,779,000
Stock options and warrants outstanding	1,828,700	2,550,400	1,616,500	2,240,400

Diluted weighted average shares outstanding	56,901,800	56,464,900	56,393,800	56,019,400

NOTE 3—Openings:

    During May 2001, the Company opened a 36-acre salvage auction facility located in Martinez, California. With the addition of this location, the Company has 82 facilities in 36 states occupying approximately 2,305 acres nationwide.

NOTE 4—Segment Reporting:

    All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    For the three months ended April 30, 2001 and 2000, approximately 61% and 55%, respectively, and for the nine months ended April 30, 2001 and 2000, approximately 60% and 55%, of the vehicles sold by Copart, respectively, were processed under the PIP. The increase in the percentage of vehicles sold under the PIP is due to the Company's successful marketing efforts. The Company attempts to convert acquired operations to the PIP, which typically results in higher net returns to vehicle suppliers and higher fees to the Company than standard fixed fee consignment programs.

    For the three months ended April 30, 2001 and 2000, approximately 39% and 44%, respectively, and for the nine months ended April 30, 2001 and 2000, approximately 40% and 44%, of the vehicles sold by Copart, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles processed under fixed contracts is the direct result of the Company's marketing efforts to convert contracts from fixed fee to PIP.

    For the three and nine months ended April 30, 2000, approximately 1%, of the vehicles sold by Copart, respectively, were processed pursuant to the Purchase Program.

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

Acquisitions and New Openings

    Copart has experienced significant growth as it acquired fifteen salvage vehicle auction facilities and established seven new facilities since the beginning of fiscal 1999. All of the acquisitions have been accounted for using the purchase method. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

    As part of the Company's overall expansion strategy of offering integrated service to vehicle suppliers, the Company anticipates further attempts to open or acquire new salvage facilities in new regions, as well as the regions currently served by Company facilities.* As part of this strategy, during fiscal 2001, Copart acquired facilities in Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in Harrisburg, Pennsylvania and Chicago Heights, Illinois. In fiscal 2000, Copart acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. In fiscal 1999, Copart acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin/San Antonio, Texas. The Company believes that these acquisitions and openings help to solidify the Company's nationwide service and expand the Company's coverage of the United States. In the event of future acquisitions, the Company expects to incur future amortization charges in connection with such acquisitions attributable to goodwill, covenants not to compete and other purchase-related adjustments.*

Results of Operations

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

Revenues

    Revenues were approximately $71.5 million during the three months ended April 30, 2001, an increase of approximately $17.7 million, or 33%, over the three months ended April 30, 2000. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $293.7 million during the three months ended April 30, 2001, an increase of approximately $52.5 million, or 22%, over the three months ended April 30, 2000.

    New facilities in San Antonio, Albuquerque, Harrisburg, Chicago Heights, Chatham, Shreveport and Mt. Morris contributed $3.9 million of new revenue for the three months ended April 30, 2001.

Operating Costs and Expenses

    Yard and fleet expenses were approximately $43.2 million during the three months ended April 30, 2001, an increase of approximately $9.4 million, or 28%, over the comparable period in fiscal 2000. The increase in yard and fleet expenses is due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $3.1 million of the change was the result of the acquisitions and openings of new facilities. Yard and fleet expenses from existing facilities grew by approximately $6.3 million, or 19%, compared to existing-facility revenue growth of 26%. Yard and fleet expenses decreased to 60% of revenues during the third quarter of fiscal 2001, as compared to 63% of revenues during the same period of fiscal 2000.

    General and administrative expenses were approximately $5.6 million during the three months ended April 30, 2001, an increase of approximately $1.6 million, or 39%, over the comparable period in fiscal 2000. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses increased to 8% of revenues during the third quarter of fiscal 2001 as compared to 7% of revenues in the same period of fiscal 2000.

    Depreciation and amortization expense was approximately $3.6 million during the three months ended April 30, 2001, an increase of approximately $0.7 million, or 24%, over the comparable period in fiscal 2000. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 2000 and 2001.

Operating Income, Other Income and Income Taxes

    The Company's operating income was $19.1 million during the three months ended April 30, 2001, an increase of approximately $6.0 million, or 46% over the comparable period in fiscal 2000. Existing facilities produced $5.4 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in San Antonio, Albuquerque, Harrisburg, Chicago Heights, Chatham, Shreveport and Mt. Morris produced $0.6 million of the increase.

    Total other income was approximately $0.2 million during the three months ended April 30, 2001, a decrease of approximately $0.2 million, over the three months ended April 30, 2000.

    The Company's effective income tax rate for the three months ended April 30, 2001 increased, as compared to the three months ended April 30, 2000, to 40% from 38.5%, to account for the increase in income and the higher tax rate jurisdictions the Company added due to its acquisitions.

    Due to the foregoing factors, Copart realized net income of approximately $11.5 million for the three months ended April 30, 2001, compared to net income of approximately $8.3 million for the three months ended April 30, 2000.

Nine Months Ended April 30, 2001 Compared to Nine Months Ended April 30, 2000

Revenues

    Revenues were approximately $185.3 million during the nine months ended April 30, 2001, an increase of approximately $46.5 million, or 34%, over the nine months ended April 30, 2000. The change in revenues is driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $774.9 million during the nine months ended April 30, 2001, an increase of approximately $159.8 million, or 26%, over the nine months ended April 30, 2000.

    New facilities in San Antonio, Albuquerque, Harrisburg, Chicago Heights, Chatham, Shreveport and Mt. Morris contributed $7.0 million of new revenue for the nine months ended April 30, 2001.

Operating Costs and Expenses

    Yard and fleet expenses were approximately $112.7 million during the nine months ended April 30, 2001, an increase of approximately $26.9 million, or 31%, over the comparable period in fiscal 2000. The increase in yard and fleet expenses is due primarily to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $5.5 million of the change was the result of the acquisitions and openings of new facilities. Yard and fleet expenses from existing facilities grew by approximately $21.4 million, or 25%, compared to existing-facility revenue growth of 28%. Yard and fleet expenses decreased to 61% of revenues during the first nine months of fiscal 2001, as compared to 62% of revenues during the first nine months of fiscal 2000.

    General and administrative expenses were approximately $14.3 million during the nine months ended April 30, 2001, an increase of approximately $3.0 million, or 26%, over the comparable period in fiscal 2000. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses remained unchanged at 8% of revenues during the first nine months of fiscal 2001 and fiscal 2000.

    Depreciation and amortization expense was approximately $10.4 million during the nine months ended April 30, 2001, an increase of approximately $2.0 million, or 24%, over the comparable period in fiscal 2000. This increase was primarily due to the amortization and depreciation of tangible and intangible assets acquired in fiscal 2000 and 2001.

Operating Income, Other Income and Income Taxes

    The Company's operating income was $47.8 million during the nine months ended April 30, 2001, an increase of approximately $14.6 million or 44% over the comparable period in fiscal 2000. Existing facilities produced $13.5 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in San Antonio, Albuquerque, Harrisburg, Chicago Heights, Chatham, Shreveport and Mt. Morris produced $1.1 million of the increase.

    Total other income was approximately $1.5 million during the nine months ended April 30, 2001, an increase of approximately $0.1 million over the nine months ended April 30, 2000.

    The Company's effective income tax rate for the nine months ended April 30, 2001 increased, as compared to the nine months ended April 30, 2000, to 40% from 38.5%, to account for the increase in income and the higher tax rate jurisdictions the Company added due to its acquisitions.

    Due to the foregoing factors, Copart realized net income of approximately $29.8 million for the nine months ended April 30, 2001, compared to net income of approximately $21.3 million for the nine months ended April 30, 2000.

Liquidity and Capital Resources

    Copart has financed its growth principally through cash generated from operations, debt financing, public offerings of Common Stock, and the equity issued in conjunction with certain acquisitions.

    At April 30, 2001, Copart had working capital of approximately $56.9 million, including cash and cash equivalents of approximately $18.1 million. The Company is able to process, market, sell and receive payment for processed vehicles quickly. The Company's primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

    Copart generated cash from operations of approximately $44.4 million and $22.5 million, during the nine months ended April 30, 2001 and 2000, respectively.

    Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $36.6 million and $27.0 million for the nine months ended April 30, 2001, and 2000, respectively. Copart's capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

    Cash and cash equivalents increased by approximately $5.9 million for the nine months ended April 30, 2001. The Company's liquidity and capital resources have not been materially affected by inflation and are not subject to significant seasonal fluctuations.

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

Factors Affecting Future Results

    Historically, a limited number of vehicle suppliers have accounted for a substantial portion of the Company's revenues. In the third quarter of fiscal 2001, vehicles supplied by Copart's two largest suppliers accounted for approximately 13% and 9%, of Copart's revenues, respectively. The Company's agreements with these and other vehicle suppliers are either oral or written agreements that typically are subject to cancellation by either party upon 30 days notice. There can be no assurance that existing agreements will not be canceled or that the terms of any new agreements will be comparable to those of existing agreements. The Company believes that, as the salvage vehicle auction industry becomes more consolidated, the likelihood of large vehicle suppliers entering into agreements with single companies to dispose of all of their salvage vehicles on a statewide, regional or national basis increases.* There can be no assurance that the Company will be able to enter into such agreements or that it will be able to retain its existing supply of salvage vehicles in the event vehicle suppliers begin disposing of their salvage vehicles pursuant to state, regional or national agreements with other operators of salvage vehicle auction facilities. A loss or reduction in the number of vehicles from a significant vehicle supplier or material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a) Reports on Form 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.
/s/ Wayne R. Hilty Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer) Date: June 7, 2001

QuickLinks

Copart, Inc. and Subsidiaries Index to the Quarterly Report April 30, 2001
  ITEM 1—FINANCIAL INFORMATION
Copart, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
Copart, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited)
Copart, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Copart, Inc. and Subsidiaries Notes to Consolidated Financial Statements April 30, 2001 (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES