Form 10-K405
period 2001-07-31
COPART INC
filed 2001-10-03
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)

/x/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2001

OR

/ /	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)
5500 E. Second Street Benicia, California (Address of principal executive offices)	94510 (Zip code)

Registrant's telephone number, including area code: (707) 748-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of September 27, 2001 was $1,074,943,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

    At September 27, 2001, registrant had outstanding 55,681,127 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12, and 13 of Part III incorporate certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 4, 2001 (the "Proxy Statement"). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the reasons and factors set forth below or incorporated by reference into this report. Such forward-looking statements are made as of the date of this report and we assume no obligation to update those statements or the reasons and factors describing potential differences in actual results. We have attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement.

PART I

ITEM 1. BUSINESS

General

Copart, Inc. is a leading provider of salvage vehicle auction services in the United States.

We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed vehicle dismantlers, rebuilders, repair licensees and used vehicle dealers. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs. We generate revenues primarily from auction fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

We were organized as a California corporation in 1982 and became a public company in 1994. As of July 31, 2001, we had grown from 12 auction facilities in northern California in 1994 to 84 auction facilities located in 37 states, and had approximately 2,078 full-time employees. Our principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and our telephone number at that address is (707) 748-5000.

During the fiscal year ending July 31, 2001, we acquired three additional salvage vehicle auction facilities and opened five new facilities. Our acquisitions included facilities in Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania. We opened new salvage vehicle auction sites in Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana.

Not only have we grown our business through a combination of acquisitions and the development of new facilities but also over the years we have increased our buyer base and implemented additional value-added services for both buyers and suppliers. Our gross proceeds have grown from $144 million in fiscal year 1994 to over $1 billion in fiscal year 2001. For fiscal year 2001, our revenues were $254 million and our operating income was $68 million.

We believe that we offer the highest level of service in the salvage vehicle auction industry and have established our leading market position as follows:

  •
  by providing national coverage that facilitates supplier access to buyers across the country, reduces towing and third-party storage expenses, offers a local presence for vehicle inspection stations, and prompt response to catastrophes and natural disasters by specially-trained teams;

  •
  by providing a comprehensive range of customer services that include flexible vehicle payment programs, merchandising services, efficient title processing, timely pick-up and delivery of vehicles and electronic video auctions in certain geographic areas that are subject to severe weather;

  •
  by establishing and efficiently integrating new facilities and acquisitions; and

  •
  by applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging and an electronic used vehicle parts locator service.

In addition to our primary salvage vehicle auction business, as of July 31, 2001, we owned two public automobile auction facilities located in Detroit, Michigan and Chesapeake, Virginia, where we auction vehicles directly to the public and automobile dealers on behalf of banks, leasing or financing companies, automobile dealers and repossession companies. In April 2001, we announced the creation of Motors Auction Group, Inc. as a wholly-owned subsidiary in which we will operate our public automobile auction business.

Industry Overview

The salvage vehicle auction industry provides an outlet for salvage vehicle suppliers to liquidate total loss vehicles. Salvage vehicle auction companies generally auction salvage vehicles on consignment for a fixed fee or a percentage of the sales price. On occasion, salvage auction companies may purchase vehicles from vehicle suppliers at a formula price, based on a percentage of the vehicles' estimated pre-loss value ("actual cash value") and auction the vehicles for their own account. Salvage vehicle auction companies typically operate from one or more salvage facilities where vehicles are processed, stored and auctioned.

Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles is insurance companies.

Over the last several years, automobile manufacturers have begun incorporating certain standard features that increase passenger safety, including unibody construction, passenger safety cages with surrounding crumple zones to absorb impacts, plastic components, airbags and computer systems. We believe that one effect of these features is that newer vehicles involved in accidents are more likely to be deemed a total loss for insurance purposes, resulting in an increasing supply of total loss salvage vehicles in the future.*

The primary buyers of salvage vehicles are vehicle dismantlers, rebuilders, repair licensees and used vehicle dealers. Vehicle dismantlers, which we believe are the largest group of salvage vehicle buyers, either dismantle a vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers or the public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers purchase recovered stolen or slightly damaged vehicles for resale.

Following an accident involving an insured vehicle, the damaged vehicle is generally towed to a towing company or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company's adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle's mileage, options and condition in order to estimate its actual cash value. The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster's estimate of repair costs and the vehicle's salvage value, as well as customer service considerations. If the cost of repair is greater than the actual cash value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a salvage vehicle auction company, settle with the insured vehicle owner and receive title to the vehicle.

In disposing of a salvage vehicle, a vehicle supplier typically assigns the vehicle to a salvage vehicle auction company. The primary factors that vehicle suppliers consider when selecting a salvage vehicle auction company include:

  •
  the anticipated percentage return on salvage (e.g., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the actual cash value); and

  •
  the services provided by the salvage vehicle auction company and the degree to which such services reduce administrative costs and expenses.

Upon receipt of the pick-up order, a vehicle transport company arranges for the transport of a vehicle to a vehicle auction facility. As a service to the vehicle supplier, the salvage vehicle auction company will customarily pay advance charges (reimbursable charges paid on behalf of vehicle suppliers) to obtain the subject vehicle's release from a towing company or vehicle repair facility. Typically, advance charges paid on behalf of the vehicle supplier are recovered upon sale of the salvage vehicle.

The vehicle then remains in storage until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency (the "DMV"). Total loss vehicles may be sold in most states only after obtaining a salvage certificate from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is auctioned. Vehicles are sold primarily through weekly or biweekly live auctions.

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, including data collection and management systems, (iv) developing and expanding public automobile auction facilities, (v) implementing our buyer fee structure, and (vi) initiating our merchandising procedures. In addition, we attempt to effect cost efficiencies at each of our acquired facilities through, among other things, implementing our operational procedures, integrating our management information systems and, when necessary, redeploying personnel.

As part of our overall expansion strategy, our objective is to increase our sales, operating profits and market share in the vehicle auction industry. To implement our growth strategy, we intend to continue to do the following:

  Acquire and Develop New Salvage Vehicle Auction Facilities in Key Markets

Due to the fragmented nature of the salvage vehicle auction business, we believe that numerous acquisition opportunities exist throughout the United States. Our strategy is to offer integrated services to vehicle suppliers on a national or regional basis by acquiring or developing salvage facilities in new and existing markets. From 1994 through July 31, 2001, we added 72 salvage vehicle auction facilities, comprised of 24 new facilities and 48 acquisitions. We integrate our new acquisitions into our national network and capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of our operating procedures.

The following chart sets forth facilities that we have acquired or opened since the beginning of fiscal year 1999 through July 31, 2001.

Location	Acquisition/ Opening Date	Geographic Service Area
Nashville, Tennessee	February 1999	Tennessee
Austin, Texas	February 1999	Central Texas
McAllen, Texas	June 1999	South Texas
Huntsville, Alabama	June 1999	Northern Alabama
Wichita, Kansas	July 1999	Kansas
Chesapeake, Virginia	November 1999	Virginia
Graham, Washington	November 1999	Washington
Denver, Colorado	November 1999	Colorado
Peoria, Illinois	December 1999	Central Illinois
North Boston, Massachusetts	December 1999	Northern Massachusetts, Vermont, New Hampshire, Maine
Boise, Idaho	March 2000	Southern Idaho
Pasco, Washington	March 2000	Eastern Washington
West Palm Beach, Florida	April 2000	South and East Florida
Abilene, Texas	April 2000	North Texas
San Antonio, Texas	May 2000	Central Texas
Albuquerque, New Mexico	May 2000	New Mexico
Harrisburg, Pennsylvania	October 2000	Central Pennsylvania
Chicago Heights, Illinois	January 2001	South Chicago, Chicago Suburbs
Chatham, Virginia	January 2001	Western Virginia
Shreveport, Louisiana	April 2001	Northern Louisiana
Mount Morris, Pennsylvania	April 2001	Western Pennsylvania, Northern West Virginia
Martinez, California	May 2001	Northern California
Lawrenceburg, Kentucky	June 2001	Kentucky
New Orleans, Louisiana	July 2001	Southeast Louisiana, Southern Mississippi

  Pursue National and Regional Vehicle Supply Agreements

Our broad national presence enhances our ability to enter into local, regional or national supply agreements with vehicle suppliers. We currently have national contracts with approximately 60 of our vehicle suppliers. We actively seek to establish national and regional supply agreements with insurance companies by promoting our ability to achieve high net returns and broader access to buyers through our national coverage and electronic commerce capabilities. By utilizing our existing insurance company supplier relationships, we are able to build new supplier relationships and pursue additional supply agreements in existing and new markets.

  Expand Our Service Offerings to Suppliers and Buyers

Over the past several years, we have expanded our available service offerings to vehicle suppliers and buyers. The primary focus of these new service offerings is to maximize returns to our suppliers and maximize product value to our buyers. Recent service enhancements include, for our suppliers, real-time access to sales data over the Internet and, for our buyers, the ability to bid on vehicles via the Internet up to 14 days prior to the auction date. We plan to continue to refine and expand our services, including offering software that can assist our suppliers in expediting claims and salvage management tools that help suppliers integrate their systems with our own.

  Develop and Expand Public Automobile Auction Facilities

The public automobile auction industry is highly fragmented, consisting primarily of small local operations, and we believe that it currently presents opportunities for consolidation. To expand our geographic reach, we plan to acquire or develop new public automobile auction facilities as favorable opportunities arise. Our public automobile auctions allow the general public to bid via the Internet or at live auctions on a wide range of end-of-lease vehicles, repossessed vehicles, dealer trade-ins and vehicles that we offer for sale on a consignment basis.

In connection with the development of Motors Auction Group, Inc., we have established the systems, infrastructure, and management required to begin expanding our public automobile auction business. To date, we have acquired three facilities and launched our public automobile auction website. We believe that our combination of experience and expertise, along with our established reputation for acquiring and integrating salvage vehicle auction operations, gives us the relevant experience withwhich to pursue future acquisitions and development of public automobile auction facilities.*

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the salvage vehicle auction industry.

  National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 84 facilities located in 37 states as of July 31, 2001. We are able to offer integrated services on a national basis to our vehicle suppliers, which allows us to respond to the needs of our suppliers and buyers with maximum efficiency. Our national coverage provides our suppliers with key advantages, including:

  •
  a reduction in administrative time and effort;

  •
  a reduction in overall vehicle towing costs;

  •
  convenient local facilities;

  •
  improved access to buyers throughout the country; and

  •
  a prompt response in the event of a natural disaster or other catastrophe.

  Value-Added Services

We believe that our services and experience provide us competitive advantages in our industry, specifically:

  •
  the operation of a fleet of over 500 trucks which enables us to pick up most of our suppliers' vehicles within 24 hours, reducing overall costs to our suppliers;

  •
  Internet bidding and electronic video auctions, which enhance the competitive bidding process;

  •
  e-mail notifications to potential buyers of salvage vehicles that match desired characteristics;

  •
  sophisticated vehicle processing at auction sites, including five-view digital imaging of each vehicle and the scanning of each vehicle's title and other significant documents such as body shop invoices, all of which are available from us through the Internet; and

  •
  CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their salvage purchases.

  Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating salvage vehicle auction facilities. Since becoming a public company in 1994, we have completed 48 acquisitions in 32 states. As part of our acquisition and integration strategy, we seek to:

  •
  strengthen our national network and access new markets;

  •
  utilize our existing corporate and technology infrastructure over a larger base of operations; and

  •
  introduce our comprehensive services and operational expertise.

We strive to integrate all new facilities into our existing national network without disruption of service to vehicle suppliers. We work with new suppliers to implement our fee structures and new service programs. We typically retain existing employees at acquired facilities in order to gain knowledge about, and respond to, the local market. We also assign a special integration team to help convert newly acquired facilities to our own management information and proprietary software systems, enabling us to ensure a smooth and consistent transition to our business operating and auction systems.

  Application of Technology to Enhance and Expand Business

We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle suppliers with on-line access to data and reports regarding their salvage vehicles being processed at any of our facilities. This technology allows vehicle suppliers to monitor each stage of our salvage vehicle auction process, from pick up to auction and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the salvage vehicle auction process and minimizes the administrative and processing costs for us as well as our suppliers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Service Offerings

We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle auction process, maximize proceeds and minimize costs to our suppliers.

  On-line Supplier Access

Through Copart Access, our Internet-based service for vehicle suppliers, we enable suppliers to assign vehicles for auction, check auction calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts and view the historical performance of the vehicles sold for that supplier at our auctions.

  Salvage Estimation Services

We offer Copart ProQuote, a proprietary service that assists suppliers in the vehicle claims evaluation process by providing on-line salvage value estimates, which helps suppliers determine whether to repair a particular vehicle or deem it a total loss.

  Transportation Services

We operate a fleet of over 500 trucks which enables us to pick up most of our suppliers' vehicles within 24 hours. To supplement our own fleet of trucks, we also maintain contracts with third-party vehicle transport companies for our facilities. Our national network and transportation capabilities provide cost and time savings to our vehicle suppliers and enable us to ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters.

  Vehicle Inspection Stations

We offer certain of our major insurance company suppliers office and yard space to house vehicle inspection stations on-site at our auction facilities. We have over 30 vehicle inspection stations at our facilities nationwide. An on-site vehicle inspection station provides our insurance company suppliers a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

  On-Demand Reporting

We provide vehicle suppliers with on-demand reports on-line or via fax or e-mail that summarize data on salvage vehicles that we process for the particular supplier. These reports track our vehicle suppliers' gross and net returns on each vehicle, service charges, and other data that enable our vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process.

  DMV Processing

We have extensive expertise in DMV document and title processing for salvage vehicles. We have developed a computer system which provides a direct link to the DMV computer systems of several states. This allows us to expedite the processing of vehicle title paperwork. By facilitating the title acquisition from the insured vehicle owner, we effectively shorten the time period between the auction of salvage vehicles and when our vehicle suppliers receive the proceeds from their sales.

  Flexible Vehicle Processing Programs

At the election of the vehicle supplier, we auction vehicles pursuant to our Percentage Incentive Program consignment basis or on a fixed fee consignment basis.

Percentage Fee Consignment.  Our Percentage Incentive Program ("PIP") is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle's auction price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us. In fiscal year 2001, we processed approximately 62% of all our salvage vehicles under PIP.

Fixed Fee Consignment.  Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee, generally $50 to $150 per vehicle. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Approximately 38% of all salvage vehicles we processed in fiscal year 2001 were processed under the fixed fee consignment program.

  Buyer Network

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair and resale businesses. Our database includes each buyer's vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the region or country of salvage vehicles available for bidding that match their vehicle preferences. Listings of salvage vehicles to be auctioned on a particular day and location are also made available on the Internet.

  Auction Process

We offer a flexible and unique auction process designed to maximize the sale prices of the vehicles that we auction. Our live auction process is enhanced by the systems that we have developed which permit Internet bidding from prospective buyers to be incorporated into the regular auction process. Prospective buyers are allowed to remotely participate in the auction process by submitting silent bids on-line up to 14 days prior to the actual live auction. The combined use of the Internet bids and live bids helps to ensure that we receive the highest possible price for each vehicle sold. Currently, approximately 43% of the vehicles that we auction receive an Internet bid prior to the actual auction day.

We have also developed other unique systems which we have implemented at some of our facilities that are located in areas which are subject to severe weather conditions. These systems allow such facilities to conduct our regular live auction process as Electronic Video Auctions ("EVAs"). At EVAs, buyers assemble indoors (rather than outdoors in the storage yards) and bid on vehicles as they are displayed on video monitors. EVAs, like all of our other auctions, integrate live bids with previously submitted on-line remote bids. The EVA process helps to ensure higher buyer turn-out and participation rates, thereby achieving maximum sales prices and value for our vehicle suppliers. As of July 31, 2001, EVA's were being used at approximately 23 of our facilities.

  CoPartfinder

CoPartfinder is our unique Internet "search engine" that enables users to locate specific vehicle parts quickly and efficiently. CoPartfinder is open to the public through its own website. On CoPartfinder, we list vehicles recently sold at our auctions and identify the purchasers which allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. At this time, we charge a nominal per-search fee to potential parts buyers, who can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts supplier is identified for a specific part requirement, buyers have the option to call, fax, e-mail or instantly message the dismantler/supplier for additional information. We believe that CoPartfinder provides an incentive for vehicle dismantlers and other resellers to purchase their salvage vehicles through our auction process.

Supply Arrangements and Supplier Marketing

We currently obtain salvage vehicles from hundreds of different vehicle suppliers. In fiscal year 2001, vehicles supplied by our two largest suppliers accounted for approximately 22% of our revenues. No other supplier accounted for more than 4% of our revenues. Of the total number of vehicles that we processed in fiscal year 2001, we obtained approximately 88% from insurance company suppliers. Our arrangements with our suppliers are either written or oral agreements that are typically subject to cancellation by either party upon 30 to 90 days notice.

We typically contract with the regional or branch office of an insurance company or other vehicle suppliers. The agreements are customized to each vehicle supplier's particular needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our contracts or arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle supplier in a designated geographic area.

We market our services to vehicle suppliers through an in-house sales force that utilizes a variety of sales techniques, including targeted mailing of our sales literature, telemarketing, follow-up personal sales calls, and participation in trade shows and vehicle and insurance industry conventions. Based upon our historical data on salvage vehicles and vehicle information supplied by vehicle suppliers, our marketing personnel will provide vehicle suppliers with detailed analysis of the net return on salvage vehicles and a proposal setting forth ways in which we believe that we can improve net returns on salvage vehicles and reduce administrative costs and expenses.

Buyers

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair and resale businesses. We believe that we have established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services. To gain admission to one of our auctions and become a registered buyer, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information and have, in most states, a vehicle dismantler's, dealer's, resale or repair license. Registration entitles a buyer to transact business at any of our auctions subject to local licensing and permitting requirements. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing and participation in trade show events. In addition, we have initiated programs specifically designed to address the needs of our wholesale and high volume buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than two percent of our gross proceeds in fiscal year 2001.

Competition

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle suppliers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers include the ADESA Corporation, Auction Broadcasting Company, Insurance Auto Auctions, Inc., Manheim Auctions and SADISCO. The largest national dismantlers include Greenleaf, a subsidiary of Ford Motor Company, and LKQ Corporation. These national dismantlers, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, purchase salvage vehicles directly from insurance companies, thereby bypassing auction companies entirely, including us.

Management Information Systems

Our primary management information system consists of an expandable, integrated IBM AS/400 mainframe computer system, integrated computer interfaces and proprietary business operating software that we developed and which tracks salvage vehicles throughout the auction process. We call this proprietary business operating software the Copart Auction System ("CAS") and have implemented CAS at all of our salvage auction facilities. In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to CAS data and images in a variety of formats. We also host our own Intranet and Internet platforms.

Employees

As of July 31, 2001, we had approximately 2,078 full-time employees, of whom approximately 178 were engaged in general and administrative functions and approximately 1,900 were engaged in yard and fleet operations. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Environmental Matters

Our operations are subject to various laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities and, during that time, spills of fuel, motor oils and other fluids may occur, resulting in soil, surface water or groundwater contamination. Certain of our facilities store petroleum products and other hazardous materials in above-ground containment tanks and some of our facilities generate waste materials such as solvents or used oils that must be disposed of as non-hazardous or hazardous waste, as appropriate. We have implemented procedures to reduce the amount of soil contamination that may occur at our facilities, and we have initiated safety programs and training of personnel on the safe storage and handling of hazardous materials. We believe that we are in material compliance with all applicable environmental regulations and we do not anticipate any material capital expenditures to remain in environmental compliance.*

In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. Upon completion, the relevant Texas authority indicated that it would issue a no-further-action letter and close its file regarding this facility. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $200,000 which was held back to cover the costs of obtaining the no-further-action letter. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

In 1991, we detected metals and hydrocarbon soil contamination and metal contamination in the groundwater at one of our California facilities. We determined that the contamination was associated with uses of the property by persons prior to the time that we became the occupant of the facility. We obtained specific indemnification from the landowner of such facility for any liability for pre-existing environmental contamination.

In 1991, we removed an underground storage tank from one of our California facilities after monitoring devices indicated that the tank was leaking. Subsequent testing revealed localized low level contamination of the soil and ground water where the tank was removed, but no migration of the contamination. We retained the services of an environmental consultant to represent us before the local county environmental management department. The consultant informed us that the county agreed to a plan involving periodic monitoring of soil and ground water to ensure that the contamination is not spreading. In 1997, the county issued a remedial action completion certification indicating that no further action related to the underground storage tank release is required.

In 1995, in connection with the acquisition of NER Auction Systems ("NER"), we engaged environmental consultants to perform a limited environmental assessment of the properties on which NER conducted its business. The site assessment of the facility in Bellingham, Massachusetts which was leased by us, reported concentrations of benzene and MTBE in the groundwater that slightly exceeded reportable concentrations under Massachusetts law. The owner of the property initiated remediation of this contamination and, to the best of our knowledge, that remediation plan has been completed. Additional remediation costs may be necessary, however, if any groundwater beyond the site has been contaminated or the relevant Massachusetts authorities require additional work. Pursuant to the terms of the NER acquisition, we are indemnified for any environmental liabilities by the former shareholders of NER relating to the former NER sites being leased by us, including the Bellingham site.

We do not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on us, our financial condition or results of operations.

Governmental Regulations

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our auction and storage facilities. These zoning requirements vary from location to location. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, state, and local governmental agencies in new markets.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business. Currently, we are not a party to any material legal proceedings.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend on a limited number of major suppliers of salvage vehicles, and the loss of one or more of these major suppliers could adversely affect our results of operations and financial condition.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal year 2001, vehicles supplied by our two largest suppliers accounted for approximately 13% and 9% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets which has affected the pricing for auction services. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.

The salvage vehicle auction industry is highly competitive and we may not be able to compete successfully.

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction companies and vehicle dismantlers, many of whom may have established relationships with vehicle suppliers and buyers and may have greater financial resources than us. Due to the limited number of vehicle suppliers and the absence of long-term contractual commitments between us and our suppliers, there can be no assurance that our competitors will not gain market share at our expense.

We may also encounter significant competition for local, regional and national supply agreements with vehicle suppliers. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of salvage vehicle auction facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, results of operations and financial condition. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

Because the growth of our business has been due in large part to acquisitions and development of new salvage vehicle auction facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and development of new facilities.

We seek to increase our sales and profitability through the acquisition of other salvage vehicle auction facilities and the development of new salvage vehicle auction facilities. There can be no assurance that we will be able to:

  •
  raise additional capital, if required, on favorable terms;

  •
  continue to acquire additional facilities on favorable terms; or

  •
  increase revenues and profitability at newly acquired facilities.

Our inability to acquire or open new auction facilities may adversely affect our results of operations and financial condition. In addition, our acquisitions and facility openings in the future may not allow us to sustain our historic rate of growth, which may also adversely affect our results of operations and financial condition. There can be no assurance that our future growth and expansion, if any, will result in increasing profitability.

As we continue to expand our operations, our failure to manage growth could harm our business and adversely affect our results of operations and financial condition.

Our ability to manage growth is not only dependent on our ability to successfully integrate new facilities, but also on our ability to:

  •
  hire, train and manage additional qualified personnel;

  •
  establish new relationships or expand existing relationships with vehicle suppliers;

  •
  identify and acquire or lease suitable premises on competitive terms;

  •
  secure adequate capital;

  •
  maintain the supply of vehicles from vehicle suppliers; and

  •
  compete successfully in the public automobile auction sector.

Our inability to control or manage these growth factors effectively could have a material adverse effect on our results of operations and financial condition.

We have limited experience in the public automobile auction business and may not be successful in our efforts to compete in this market, which may adversely affect our current growth strategy.

We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities and only have limited experience in operating public automobile auction facilities. The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public. We intend to expand our public automobile auction facilities through the acquisition of public auction sites and cannot know whether our existing salvage auction business model will translate successfully into the public automobile auction market. To the extent that we cannot successfully compete in the public automobile auction market, our growth strategy could be harmed.

Our annual and quarterly performance may fluctuate, causing the price of our stock to decline.

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

  •
  fluctuations in the market value of salvage and used vehicles;

  •
  the availability of salvage vehicles;

  •
  variations in vehicle accident rates;

  •
  buyer attendance at salvage vehicle auctions;

  •
  delays or changes in state title processing;

  •
  changes in state or federal laws or regulations affecting salvage vehicles;

  •
  our ability to integrate and manage our acquisitions successfully;

  •
  the timing and size of our new facility openings;

  •
  the announcement of new vehicle supply agreements by us or our competitors;

  •
  severity of weather and seasonality of weather patterns;

  •
  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and

  •
  the availability and cost of general business insurance.

Due to the foregoing factors, our operating results in one or more future periods can be expected to fluctuate. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In the event such fluctuations result in our financial performance being below the expectations of public market analysts and investors, the price of our common stock could decline substantially.

Government regulation of the salvage vehicle auction industry may impair our operations, increase our costs of doing business and create potential liability.

Participants in the salvage vehicle auction industry are subject to, and may be required to expend funds to ensure compliance with, a variety of federal, state and local governmental, regulatory and administrative rules, regulations, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

The operation of salvage vehicle auction facilities poses certain environmental risks which could adversely affect our results of operations and financial condition.

Our operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities and, during that time, spills of fuel, motor oils and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oils. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

If we experience problems with our trucking fleet operations, our business could be harmed.

We use a fleet of trucks to pick up and deliver vehicles to and from our auction facilities. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel and other liabilities arising from accidents to the extent we are not covered by insurance. In addition, our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Currently, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 28% of our common stock. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

If we lose key management or are unable to attract and retain the talent required for our business, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chief Executive Officer, and A. Jayson Adair, our President, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Our executive officers and their ages as of July 31, 2001 are as follows:

Name	Age	Position
Willis J. Johnson	54	Chief Executive Officer and Director
A. Jayson Adair	32	President and Director
Wayne R. Hilty	45	Senior Vice President and Chief Financial Officer
James E. Meeks	52	Executive Vice President, Chief Operating Officer and Director
Vincent W. Mitz	39	Senior Vice President, Marketing
Paul A. Styer	45	Senior Vice President, General Counsel and Secretary

Willis J. Johnson, our co-founder, has served as our Chief Executive Officer since 1986, and has been a board of directors member since 1982. Mr. Johnson served as our President from 1986 until May 1995. Mr. Johnson was an officer and director of U-Pull-It, Inc. ("UPI"), a self-service auto dismantler which he co-founded in 1982, from 1982 through September 1994. Mr. Johnson sold his entire interest in UPI in September 1994. Mr. Johnson has over 29 years of experience in owning and operating auto dismantling companies.

A. Jayson Adair has served as our President since November 1996 and as a director since September 1992. From April 1995 until October 1996, Mr. Adair served as our Executive Vice President. From August 1990 until April 1995, Mr. Adair served as our Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as our Manager of Operations.

Wayne R. Hilty has served as our Senior Vice President and Chief Financial Officer since January 1998. Mr. Hilty served as our Vice-President and Controller from January 1997 until January 1998, and previously was an independent consultant to us. Mr. Hilty received a B.S. from San Francisco State University in 1980 and became a certified public accountant in 1983 with Arthur Young and Company.

James E. Meeks has served as our Vice President and Chief Operating Officer since September 1992 when he joined us concurrent with our purchase of South Bay Salvage Pool (the "San Martin Operation"). Mr. Meeks has served as our Executive Vice President and director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks was also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he operated from 1991 to March 13, 2001. Mr. Meeks has over 34 years of experience in the vehicle dismantling business.

Vincent W. Mitz has served as our Senior Vice President of Marketing since May 1995. Prior thereto, Mr. Mitz was employed by NER, where he served as Vice President of Sales from 1993 to 1995 and Vice President of Sales and Operations for NER's New York region from 1990 to 1993. Mr. Mitz holds a degree in Economics from Cornell University.

Paul A. Styer has served as our General Counsel since September 1992, served as our Senior Vice President since April 1995 and as our Vice President from September 1992 until April 1995. Mr. Styer served as our director from September 1992 until October 1993. Mr. Styer has served as our Secretary since October 1993. From August 1990 to September 1992, Mr. Styer conducted an independent law practice. Mr. Styer received a B.A. from the University of California, Davis and a J.D. from the University of the Pacific. Mr. Styer is a member of the California State Bar Association.

Our executive officers are elected by our board of directors and serve at the discretion of the board. There are no family relationships among any of our directors or executive officers, except that A. Jayson Adair is the son-in-law of Willis J. Johnson.

ITEM 2. PROPERTIES

    Our corporate headquarters are located in Benicia, California. This facility consists of 29,200 square feet of office space and is under a lease that expires in April 2005. We also own or lease an additional 84 facilities consisting of an aggregate of approximately 2,376 acres located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho, New Mexico and Kentucky. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.*

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2001 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Price and Distributions

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2001, there were 55,333,630 shares outstanding. Our common stock has been quoted on the Nasdaq National Market under the symbol "CPRT" since March 17, 1994. As of July 31, 2001, we had 821 shareholders of record.

2001	High	Low
Fourth Quarter	31.00	21.45
Third Quarter	24.12	17.50
Second Quarter	22.38	14.45
First Quarter	17.25	12.00
2000	High	Low
Fourth Quarter	20.00	12.38
Third Quarter	23.75	15.00
Second Quarter	25.88	9.91
First Quarter	12.75	6.94

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The table below summarizes our Selected Consolidated Financial Data as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected operating and balance sheet data presented below have been derived from our consolidated financial statements that have been audited by KPMG LLP, independent public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 2001 and 2000 and for each of the years in the three-year period ended July 31, 2001. The selected operating data for the years ended July 31, 1998 and 1997 and the balance sheet data as of July 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included herein:

(in 000's except per share and other data)

	2001	2000	1999	1998	1997
Selected Operating Data
Revenues	$253,889	$190,042	$141,751	$114,206	$126,276
Operating income	68,117	46,216	33,386	23,508	18,853
Income before income taxes	71,044	47,974	35,123	24,945	19,475
Net income	42,685	29,429	21,966	15,216	11,993
Basic per share amounts:
Net income	0.78	0.55	0.41	0.29	0.23
Weighted average shares	54,893	53,901	53,375	52,725	51,496
Diluted per share amounts:
Net income	0.76	0.53	0.40	0.28	0.23
Weighted average shares	56,410	55,807	55,138	53,798	53,026
Balance Sheet Data
Cash and short-term investments	$15,245	$12,165	$37,048	$28,796	$27,685
Working capital	69,411	54,042	64,647	54,829	48,930
Total assets	316,635	262,324	218,677	190,942	175,340
Total debt	712	8,555	7,820	8,425	9,753
Shareholders' equity	269,152	219,890	183,982	160,183	142,814
Other Data
Gross proceeds (000's)	$1,054,169	$844,899	$641,472	$534,818	$537,657
Number of auction facilities	84	76	65	60	53

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program ("PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.

For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 62%, 55% and 50% of the vehicles we sold, respectively, were processed under PIP. The increase in the percentage of vehicles sold under PIP in fiscal 2001 is due to our successful marketing efforts. We attempt to convert acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 38%, 44% and 49% of the vehicles we sold, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of our marketing efforts to convert contracts from fixed fee to PIP.

Additionally, for each of the fiscal years ended July 31, 2000 and 1999, approximately 1% of the vehicles sold by us were processed pursuant to purchase contracts, under which we record the gross proceeds of the vehicle sale in purchased vehicle revenues and the cost of the vehicle in yard and fleet expenses.

Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of PIP by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.

Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed programs where we charge for title processing, special preparation, storage and auctioning. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at our auctions for vehicles processed under the Purchase Program.

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

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired fifteen salvage vehicle auction facilities and established ten new facilities since the beginning of fiscal 1999. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of net tangible assets acquired (consisting principally of goodwill) is being amortized over periods not exceeding 40 years.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate further attempts to open or acquire facilities in new regions, as well as the regions currently served by our facilities.* As part of this strategy, during fiscal 2001, we acquired salvage vehicle auction facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. In fiscal 2000, we acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. In fiscal 1999, we acquired facilities in or near McAllen, Texas; Huntsville, Alabama and Wichita, Kansas and opened new facilities in Nashville, Tennessee and Austin, Texas. We believe that these acquisitions and openings help to expand our nationwide service and coverage of the United States.

We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, including data collection and management systems, (iv) developing and expanding public automobile auction facilities, (v) implementing our buyer fee structure, and (vi) initiating our merchandising procedures. In addition, we attempt to effect cost efficiencies at each of our acquired facilities through, among other things, implementing our operational procedures, integrating our management information systems and, when necessary, redeploying personnel.

Results of Operations

The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

	Fiscal Years Ended July 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Yard and fleet	59.9	61.4	61.0
General and administrative	7.6	8.2	8.5
Depreciation and amortization	5.7	6.0	6.9

Total operating expenses	73.2	75.6	76.4

Operating income	26.8	24.4	23.6
Other income, net	1.2	0.9	1.2

Income before income taxes	28.0	25.3	24.8
Income taxes	11.2	9.8	9.3

Net income	16.8%	15.5%	15.5%

Fiscal 2001 Compared to Fiscal 2000

Revenues were approximately $253.9 million during fiscal 2001, an increase of approximately $63.8 million, or 34%, over fiscal 2000. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $1,054.2 million during fiscal 2001, an increase of approximately $209.3 million, or 25%, over fiscal 2000.

New facilities in Harrisburg, Pennsylvania; Chicago Heights, Illinois; Chatham, Virginia; Shreveport, Louisiana; Mount Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana contributed $5.3 million of new revenue during fiscal 2001.

Yard and fleet expenses were approximately $152.1 million during fiscal 2001, an increase of approximately $35.4 million, or 30%, over fiscal 2000. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $5.8 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $29.6 million, or 25%, compared to existing facility revenue growth of approximately $58.5 million, or 31%. Yard and fleet expenses decreased to 60% of revenues during fiscal 2001, as compared to 61% of revenues during fiscal 2000.

General and administrative expenses were approximately $19.4 million during fiscal 2001, an increase of approximately $3.7 million, or 24%, over fiscal 2000. This increase was due primarily to increased payroll and other operating expenses. General and administrative expenses remained unchanged at 8% of revenues during fiscal 2001 and 2000.

Depreciation and amortization expense was approximately $14.4 million during fiscal 2001, an increase of approximately $2.9 million, or 25%, over fiscal 2000. This increase was due primarily to depreciation and amortization of capital expenditures, goodwill and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities.

Interest expense was approximately $494,500 during fiscal 2001, a decrease of $55,300 over fiscal 2000.

Total other income was approximately $1.9 million during fiscal 2001, an increase of approximately $1.3 million over 2000. This increase was due primarily to an insurance settlement, additional interest income and additional rental income.

Our effective combined federal, state and local income tax rate of 40% for fiscal 2001 was higher than our fiscal 2000 effective income tax rate of 39% due to our increase in income and the higher tax rates in jurisdictions in which we acquired new facilities.

Due to the foregoing factors, we realized net income of approximately $42.7 million for fiscal 2001, compared to net income of approximately $29.4 million for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

Revenues were approximately $190.0 million during fiscal 2000, an increase of approximately $48.3 million, or 34.1%, over fiscal 1999. The increase in revenues was driven primarily by the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $844.9 million during fiscal 2000, an increase of approximately $203.4 million, or 32%, over fiscal 1999.

New facilities in Chesapeake, Virginia; Graham, Washington; Denver, Colorado; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; West Palm Beach, Florida; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico contributed $8.1 million of new revenue during fiscal 2000.

Yard and fleet expenses were approximately $116.7 million during fiscal 2000, an increase of approximately $30.2 million, or 34.9%, over fiscal 1999. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $7.9 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $22.3 million, or 26%, compared to existing facility revenue growth of approximately $40.2 million, or 28%. Yard and fleet expense remained unchanged at 61% of revenues during fiscal 2000.

General and administrative expenses were approximately $15.6 million during fiscal 2000, an increase of approximately $3.6 million, or 29.8%, over fiscal 1999. This increase was due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 8.2% of revenues during fiscal 2000, as compared to 8.5% of revenues during fiscal 1999.

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

Our effective combined federal, state and local income tax rate of 39% for fiscal 2000 was higher than our fiscal 1999 effective income tax rate of 37% due to overaccruals relating to fiscal 1998 and tax exempt interest income in fiscal 1999.

Due to the foregoing factors, we realized net income of approximately $29.4 million for fiscal 2000, compared to net income of approximately $22.0 million for fiscal 1999.

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, debt financing, public offerings of common stock, and the equity issued in conjunction with certain acquisitions.

As of July 31, 2001, we had working capital of approximately $69.4 million, including cash and cash equivalents of approximately $15.2 million and we are able to process, market, sell and receive payment for processed vehicles quickly. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

On February 23, 2001, we entered into a new credit facility with our existing banking syndicate. The new facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. The new facility replaced our $30 million credit facility with the same bank group. As of July 31, 2001, there were no outstanding borrowings under this facility. We are subject to customary covenants, including restrictions on the payments of dividends, with which we are in compliance.

We have agreements with certain financial institutions whereby the institutions will purchase approximately $11.0 million of yard and fleet equipment as of July 31, 2001, which will be leased back to us under operating leases.

Net cash provided by operating activities increased by $30.7 million from fiscal 2000 to $56.9 million in fiscal 2001, reflecting our increased profitability and the timing of certain income tax payments during the fiscal year.

During the fiscal year ended July 31, 2001, we used cash for the acquisition of operations in Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania, which had an aggregate cash cost of approximately $5.1 million. In addition, we issued approximately $0.9 million in value of our common stock in conjunction with the fiscal 2001 acquisitions. During the fiscal year ended July 31, 2000, we used cash for the acquisition of operations in Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico, which had an aggregate cash cost of approximately $20.4 million. During the fiscal year ended July 31, 1999, we used cash for the acquisition of operations in McAllen, Texas; Huntsville, Alabama and Wichita, Kansas, which had an aggregate cash cost of approximately $3.0 million.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $45.9 million, $34.8 million and $20.2 million for fiscal 2001, 2000 and 1999, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment. We have entered into agreements to acquire approximately $0.9 million of additional multi-vehicle transport trucks and forklifts and to dispose of certain older equipment.

In fiscal 2001, 2000 and 1999, we generated approximately $2.3 million, $2.1 million and $0.8 million, respectively, through the exercise of stock options and warrants. During fiscal 1999, we sold approximately $13.1 million of short-term investments.

Cash and cash equivalents increased by approximately $3.1 million in fiscal 2001 and decreased by approximately $24.9 million in fiscal 2000. Our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

We believe that our currently available cash, cash generated from operations and borrowing availability under our bank credit facilities and equipment leasing lines will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months.* However, significant growth in the future may require the use of new debt or equity to raise additional cash.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives must be tested for impairment at least annually in accordance with the provisions of Statement 142 and can no longer be amortized. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. Statement 142 must be adopted in fiscal years beginning after December 15, 2001; however, early adoption is permitted for companies before the issuance of first fiscal quarter financial statements. We have not yet determined the exact impact these standards will have on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14(a) for an index to the financial statements and supplementary financial information which are attached thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held on December 4, 2001 (the "Proxy Statement") under the heading "Election of Directors."

Information regarding executive officers is included in Item I, Part I hereof under the caption "Executive Officers of the Registrant. "

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors—Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Election of Directors—Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page
		The following documents are filed as part of this report:
(a)	1.	Index to Consolidated Financial Statements
		Independent Auditors' Report	27
		Consolidated Balance Sheets at July 31, 2001 and 2000	28
		Consolidated Statements of Income for the three years ended July 31, 2001	29
		Consolidated Statements of Shareholders' Equity for the three years ended July 31, 2001	30
		Consolidated Statements of Cash Flows for the three years ended July 31, 2001	31
		Notes to Consolidated Financial Statements	32
	2.	Consolidated Financial Statement Schedule
		II—Valuation and Qualifying Accounts	42

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant (7)
3.1b	Certificate of Amendment of Articles of Incorporation (7)
3.2	Bylaws of the Registrant, as amended (3)
10.1*	Copart, Inc. 1992 Stock Option Plan, as amended (2)
10.2*	1994 Employee Stock Purchase Plan, with form of Subscription Agreement (2)
10.3*	1994 Director Option Plan, with form of Subscription Agreement (1)
10.4	Indemnification Agreement, dated December 1, 1992, among the Registrant and Willis J. Johnson, Reba J. Johnson, A. Jayson Adair, Michael A. Seebode, Steven D. Cohan and Paul A. Styer (1)
10.5	Indemnification Agreement, dated July 1, 1993, between the Registrant and Willis J. Johnson, Marvin L. Schmidt, James E. Meeks and Steven D. Cohan (1)
10.6	Indemnification Agreement, dated November 9, 1993, between the Registrant and James Grosfeld (1)
10.7	Form of Indemnification Agreement to be entered into by the Registrant and each of Harold Blumenstein and Patrick Foley (1)
10.8	Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank of California and Wells Fargo Bank, National Association, as Agent, dated May 1, 1995 (3)
10.9	Agreement for Purchase and Sale of Assets of NER Auction Systems, dated January 13, 1995, among Registrant, the list of Sellers as set forth therein, Richard A. Polidori, Gordon VanValkenberg, and Stephen Powers (4)
10.10	Contract of Sale by and between the Stroh Companies, Inc. as Seller and Copart, Inc. as Purchaser, dated April 4, 1996 (5)
10.11	Amended and Restated Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank of California and Fleet National Bank and Wells Fargo Bank, National Association, as Agent, dated March 7, 1997 (6)
10.12	Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank, National Association and Fleet National Bank and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger and Fleet National Bank, as Syndication Agent, dated February 23, 2001 (8)
23.1	Consent of KPMG LLP (see page 43)
24.1	Power of Attorney (included on page 26)
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the fourth quarter ended July 31, 2001.

(c)
See response to Item 14(a)(3) above.

(d)
See response to Item 14(a)(2) above.

(1)
Incorporated by reference from exhibit to registrant's Registration Statement on Form S-1, originally filed on January 19, 1994, as amended (File No. 33-74250).

(2)
Incorporated by reference from identically numbered exhibit filed on Form S-8 with the Securities and Exchange Commission on December 31, 1999.

(3)
Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission on October 21, 1995.

(4)
Incorporated by reference from exhibit to registrant's Registration Statement on Form S-3, as amended (File No. 33-91110) filed with the Securities and Exchange Commission on April 12, 1995.

(5)
Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission on October 28, 1996.

(6)
Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 1997, filed with the Securities and Exchange Commission on October 28, 1997.

(7)
Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 2000, filed with the Securities and Exchange Commission on October 26, 2000.

(8)
Incorporated by reference from exhibit to registrant's Form 10-Q for the quarter ended January 31, 2001, filed with the Securities and Exchange Commission on March 16, 2001.

*
Denotes a compensation plan in which an executive officer participates

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
COPART, INC.
October 1, 2001	By:	/S/ WILLIS J. JOHNSON Willis J. Johnson Chief Executive Officer

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

Signature	Capacity in Which Signed	Date

/S/ WILLIS J. JOHNSON Willis J. Johnson	Chief Executive Officer (Principal Executive Officer, and Director)	October 1, 2001
/S/ WAYNE R. HILTY Wayne R. Hilty	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 1, 2001
/S/ A. JAYSON ADAIR A. Jayson Adair	Director	October 1, 2001
/S/ HAROLD BLUMENSTEIN Harold Blumenstein	Director	October 1, 2001
/S/ JAMES GROSFELD James Grosfeld	Director	October 1, 2001
/S/ JAMES E. MEEKS James E. Meeks	Director	October 1, 2001
/S/ MARVIN L. SCHMIDT Marvin L. Schmidt	Director	October 1, 2001
/S/ JONATHAN VANNINI Jonathan Vannini	Director	October 1, 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, California
September 7, 2001

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2001	July 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$15,245,200	$12,164,900
Accounts receivable, net	64,907,300	52,509,600
Vehicle pooling costs	19,845,400	15,271,300
Deferred income taxes	2,654,900	1,708,200
Income tax receivable	—	3,317,200
Prepaid expenses and other assets	7,866,200	6,443,300

Total current assets	110,519,000	91,414,500
Property and equipment, net	114,997,600	80,514,200
Intangibles and other assets, net	91,118,100	90,395,600

Total assets	$316,634,700	$262,324,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$302,900	$7,842,300
Accounts payable and accrued liabilities	26,769,800	19,984,500
Deferred revenue	8,863,100	7,688,100
Income taxes payable	4,975,500	—
Other current liabilities	196,500	1,857,300

Total current liabilities	41,107,800	37,372,200
Deferred income taxes	4,553,000	2,834,300
Long-term debt, less current portion	409,200	712,200
Other liabilities	1,412,300	1,515,200

Total liabilities	47,482,300	42,433,900

Shareholders' equity:
Common stock, no par value—120,000,000 shares authorized; 55,333,630 and 54,553,094 shares issued and outstanding at July 31, 2001 and 2000, respectively	128,092,000	121,515,000
Retained earnings	141,060,400	98,375,400

Total shareholders' equity	269,152,400	219,890,400

Commitments and contingencies
Total liabilities and shareholders' equity	$316,634,700	$262,324,300

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended July 31,
	2001	2000	1999
Revenues	$253,889,400	$190,042,300	$141,751,400

Operating costs and expenses:
Yard and fleet	152,052,500	116,697,300	86,480,400
General and administrative	19,369,600	15,649,800	12,058,600
Depreciation and amortization	14,350,000	11,479,000	9,826,400

Total operating expenses	185,772,100	143,826,100	108,365,400

Operating income	68,117,300	46,216,200	33,386,000

Other income (expense):
Interest expense	(494,500)	(549,800)	(584,000)
Interest income	1,498,100	1,640,600	1,644,800
Other income	1,922,800	667,000	675,900

Total other income	2,926,400	1,757,800	1,736,700

Income before income taxes	71,043,700	47,974,000	35,122,700
Income taxes	28,358,700	18,544,900	13,156,400

Net income	$42,685,000	$29,429,100	$21,966,300

Basic net income per share	$.78	$.55	$.41

Weighted average shares outstanding	54,893,000	53,900,800	53,375,200

Diluted net income per share	$.76	$.53	$.40

Weighted average shares and dilutive potential common shares outstanding	56,409,600	55,806,500	55,138,000

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Outstanding shares	Amount	Retained Earnings	Shareholders' Equity
Balances at July 31, 1998	53,100,240	$113,202,600	$46,980,000	$160,182,600
Exercise of stock options and related tax benefit	503,400	1,290,600	—	1,290,600
Shares issued for Employee Stock Purchase Plan	86,590	542,900	—	542,900
Net Income	—	—	21,966,300	21,966,300

Balances at July 31, 1999	53,690,230	115,036,100	68,946,300	183,982,400
Exercise of stock options and related tax benefit	789,338	5,657,300	—	5,657,300
Shares issued for Employee Stock Purchase Plan	73,526	821,600	—	821,600
Net Income	—	—	29,429,100	29,429,100

Balances at July 31, 2000	54,553,094	121,515,000	98,375,400	219,890,400
Shares issued for acquisition	43,749	862,700		862,700
Exercise of stock options and related tax benefit	642,566	4,329,700	—	4,329,700
Shares issued for Employee Stock Purchase Plan	94,221	1,384,600	—	1,384,600
Net Income	—	—	42,685,000	42,685,000

Balances at July 31, 2001	55,333,630	$128,092,000	$141,060,400	$269,152,400

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$42,685,000	$29,429,100	$21,966,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,350,000	11,479,000	9,826,400
Deferred rent	(102,900)	(168,700)	10,200
Deferred income taxes	772,000	1,312,800	(693,800)
(Gain) loss on sale of property and equipment	(152,400)	11,700	(168,200)
Changes in operating assets and liabilities:
Accounts receivable	(11,715,500)	(13,926,900)	(4,554,900)
Vehicle pooling costs	(4,133,500)	(3,878,700)	(901,000)
Prepaid expenses and other current assets	(1,422,900)	(3,449,100)	(44,300)
Accounts payable and accrued liabilities	5,124,500	3,811,200	4,095,000
Deferred revenue	1,175,000	1,823,500	261,800
Income taxes	10,319,100	(248,700)	951,400

Net cash provided by operating activities	56,898,400	26,195,200	30,748,900

Cash flows from investing activities:
Purchase of property and equipment	(45,932,400)	(34,786,800)	(20,156,200)
Proceeds from sale of property and equipment	1,517,800	483,300	336,500
Proceeds from sale of short-term investments		—	13,062,200
Purchase of net current assets in connection with acquisitions	(1,036,700)	(1,972,500)	(395,700)
Purchase of property and equipment in connection with acquisitions	(406,600)	(2,235,600)	(153,900)
Purchase of intangible assets in connection with acquisitions	(3,655,700)	(16,217,900)	(2,494,300)
Other intangible asset additions	(150,000)	—	(27,700)
Deferred preopening costs	—	—	(375,700)

Net cash used in investing activities	(49,663,600)	(54,729,500)	(10,204,800)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	2,303,300	2,095,400	832,600
Proceeds from issuance of Employee Stock Purchase Plan shares	1,384,600	821,600	542,900
Proceeds from issuance of notes payable	—	994,500	—
Principal payments on notes payable	(7,842,400)	(260,100)	(605,300)

Net cash (used in) provided by financing activities	(4,154,500)	3,651,400	770,200

Net increase (decrease) in cash and cash equivalents	3,080,300	(24,882,900)	21,314,300
Cash and cash equivalents at beginning of period	12,164,900	37,047,800	15,733,500

Cash and cash equivalents at end of period	$15,245,200	$12,164,900	$37,047,800

Supplemental disclosure of cash flow information:
Interest paid	$494,500	$549,800	$584,000

Income taxes paid	$17,995,700	$17,480,800	$12,618,000

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2001, 2000 and 1999

(1) Summary of Significant Accounting Policies

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

Accounting for Stock Options

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

(2) Acquisitions

Fiscal 2001 Transactions

During fiscal 2001 the Company made the following acquisitions: Auto Salvage Disposal, Inc., of Chatham, Virginia; Twin City Salvage Pool, Inc., of Shreveport, Louisiana and Mountain State Auto Auction, Inc., of Mount Morris, Pennsylvania. The consideration paid for these acquisitions consisted of $5,099,000 in cash and 43,749 shares of common stock valued at approximately $862,700. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $1.9 million of revenues during fiscal 2001. The excess of the purchase price over fair market value of the net identifiable assets acquired of $3,505,700 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, the Company paid $150,000 for covenants not to compete relating to these acquisitions, which are being amortized over the life of these agreements. In conjunction with the Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania acquisitions, the Company entered into leases for the use of these facilities.

Fiscal 2000 Transactions

During fiscal 2000 the Company made the following acquisitions: Buchanan Auto & Auction, of Chesapeake, Virginia; Pekin Auto Storage Pool, Ltd., of Peoria, Illinois; Ronnie's Auto Auction, Inc., of North Boston, Massachusetts; Idaho Insurance Auto Pools, Inc., of Boise, Idaho; DAA's Northwest Salvage Auction, of Pasco, Washington; Brokaw's, of Abilene, Texas; Texas Alamo Salvage Pool, Inc., of San Antonio, Texas and New Mexico Salvage Pool, of Albuquerque, New Mexico. The consideration paid for these acquisitions consisted of $20,426,000 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $6.4 million of revenues during fiscal 2000. The excess of the purchase price over fair market value of the net identifiable assets acquired of $11,751,900 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, the Company paid $4,466,000 for covenants not to compete relating to these acquisitions, which are being amortized over the life of these agreements. In conjunction with the Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington and Albuquerque, New Mexico acquisitions, the Company entered into leases for the use of these facilities.

Fiscal 1999 Transactions

During fiscal 1999 the Company made the following acquisitions: Salvage Pool, Inc., of McAllen, Texas; Indian Creek Salvage, of Huntsville, Alabama and Kansas Insurance Pool, Inc., of Wichita, Kansas. The consideration paid for these acquisitions consisted of $3,043,900 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $0.1 million of revenues during fiscal 1999. The excess of the purchase price over fair market value of the net identifiable assets acquired of $2,234,300 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, the Company paid $260,000 for covenants not to compete relating to these acquisitions, which are being amortized over the life of these agreements. In conjunction with each of these acquisitions, the Company entered into leases for the use of these facilities.

(3) Accounts Receivable

Accounts receivable consists of the following:

July 31,	2001	2000
Advance charges receivable	$42,768,900	$33,408,900
Trade accounts receivable	19,624,700	16,143,700
Other receivables	4,157,900	4,520,500

	66,551,500	54,073,100
Less allowance for doubtful accounts	1,644,200	1,563,500

	$64,907,300	$52,509,600

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

(4) Property and Equipment

Property and equipment consists of the following:

July 31,	2001	2000
Transportation and other equipment	$11,625,300	$11,414,900
Office furniture and equipment	22,369,300	19,107,900
Land, buildings and leasehold improvements	115,202,000	75,606,400

	149,196,600	106,129,200
Less accumulated depreciation and amortization	34,199,000	25,615,000

	$114,997,600	$80,514,200

Included in property and equipment as of July 31, 2001 and 2000 is $1,231,800 of equipment under capital leases. Accumulated amortization related to this equipment was $355,900 and $109,500 as of July 31, 2001 and 2000, respectively.

(5) Intangible and Other Assets

Intangible and other assets consists of the following:

July 31,	2001	2000
Covenants not to compete	$8,461,000	$12,033,500
Goodwill	96,262,800	91,982,600
Options to purchase leased property	3,455,000	3,455,000
Other	284,000	284,000

	108,462,800	107,755,100
Less accumulated amortization	17,344,700	17,359,500

	$91,118,100	$90,395,600

(6) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

July 31,	2001	2000
Trade accounts payable	$2,968,400	$1,522,000
Accounts payable to insurance companies	15,429,700	12,814,400
Accrued payroll	4,371,800	2,894,800
Other accrued liabilities	3,999,900	2,753,300

	$26,769,800	$19,984,500

(7) Long-Term Debt

Long-term debt consists of the following:

July 31,	2001	2000
Note payable, secured by land, payable in monthly interest only installments of $45,000 through May 2001, when balance is due, bearing interest at 7.2%	$—	$7,500,000
Notes payable under capital leases, secured by equipment, payable in monthly installments of $400 to $24,000 through October 2003, bearing interest from 6.6% to 6.9%	712,100	1,054,500

	712,100	8,554,500
Less current portion	302,900	7,842,300

	$409,200	$712,200

The aggregate maturities of the Company's long-term debt are as follows:

Fiscal years ending July 31,
2002	$302,900
2003	324,600
2004	84,600
2005	—

$712,100

On February 23, 2001, the Company executed a new credit facility with its banking syndicate. The new facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. The new facility replaces the Company's $30 million facility with the same banking group. As of July 31, 2001, there were no outstanding borrowings under this facility. The Company is subject to customary covenants, including restrictions on the payment of dividends, with which it is in compliance.

(8) Shareholders' Equity

In each of fiscal 2000 and 1999, the Company declared a two-for-one forward common stock split. The accompanying consolidated financial statements have been restated to reflect these two stock splits.

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

In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which an aggregate of 160,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified stock options to purchase 12,000 shares and subsequent grants to purchase 6,000 additional shares upon election and each subsequent re-election to the Company's board of directors, respectively.

The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2001.

The Copart, Inc. Employee Stock Purchase Plan (the "ESPP") provides for the purchase of up to an aggregate of 1,000,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The number of shares of Common Stock issued pursuant to the ESPP during each of fiscal 2001, 2000 and 1999 was 94,221, 73,526 and 86,590, respectively.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method. For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of 0.60, a forfeiture rate of 0.06, a weighted-average expected life of the options of five years and a risk-free interest rate of 5.8%, 6.0% and 5.0% for 2001, 2000 and 1999, respectively. The weighted average fair value of options granted were $12.16, $8.62 and $3.56, for 2001, 2000 and 1999, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results. The Company's pro forma net income and net income per common share would approximate the following:

	As Reported	Pro Forma
Fiscal Year Ended July 31, 2001:
Net income	$42,685,000	$40,043,000

Basic net income per share	$.78	$.73

Diluted net income per share	$.76	$.71

Fiscal Year Ended July 31, 2000:
Net income	$29,429,100	$28,090,400

Basic net income per share	$.55	$.52

Diluted net income per share	$.53	$.50

Fiscal Year Ended July 31, 1999:
Net income	$21,966,300	$21,279,400

Basic net income per share	$.41	$.40

Diluted net income per share	$.40	$.39

A summary of stock option activity for the fiscal years ended July 31, 2001, 2000 and 1999 follows:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,213,932	$6.42	3,423,866	$3.83	3,432,600	$3.07
Granted	935,000	22.73	590,000	15.88	520,000	6.71
Exercised	(642,566)	3.58	(789,338)	2.65	(503,400)	1.66
Cancelled	(10,000)	16.69	(10,596)	3.13	(25,334)	3.28

Outstanding at year end	3,496,366	11.27	3,213,932	6.42	3,423,866	3.83

Options exercisable at year end	1,497,533	$5.40	1,606,364	$3.81	1,828,134	$2.81

A summary of stock options outstanding at July 31, 2001 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2001	Weighted- Average Exercise Price
0.25 - 0.50	150,000	1.91	$0.50	150,000	$0.50
3.00 - 4.00	267,866	5.09	3.34	233,866	3.26
4.25 - 6.75	1,590,833	6.30	5.13	962,833	4.99
8.25 - 25.40	1,487,667	9.44	20.35	150,834	16.24

	3,496,366	8.71	$11.27	1,497,533	$5.40

(9) Income Taxes

The Company's income tax expense (benefit) consists of:

Fiscal years ended July 31,	2001	2000	1999
Federal:
Current	$23,980,400	$14,657,600	$12,268,200
Deferred	653,800	1,333,000	(613,800)

	24,634,200	15,990,600	11,654,400

State:
Current	3,606,300	2,574,500	1,582,000
Deferred	118,200	(20,200)	(80,000)

	3,724,500	2,554,300	1,502,000

	$28,358,700	$18,544,900	$13,156,400

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to income before income taxes and the actual income tax expense follows:

	2001	2000	1999
Income tax expense at statutory rate	35%	35%	35%
State income taxes, net of federal income tax benefit	4	4	3
Amortization of goodwill	2	2	2
Other differences	(1)	(2)	(3)

	40%	39%	37%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2001	2000
Deferred tax assets:
Allowance for doubtful accounts receivable	$709,500	$670,800
Accrued vacation	724,000	344,000
State taxes	1,221,400	693,400
Depreciation	3,593,000	2,138,700

Total gross deferred tax assets	6,247,900	3,846,900

Deferred tax liabilities:
Vehicle pooling costs	(5,637,400)	(2,874,800)
Amortization of intangible assets	(2,508,600)	(2,098,200)

Total gross deferred tax liabilities	(8,146,000)	(4,973,000)

Net deferred tax liability	$(1,898,100)	$(1,126,100)

Based on the Company's historical operating earnings, management believes it is more likely than not that, the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has not established a valuation allowance.

In fiscal 2001, 2000 and 1999, the Company recognized a tax benefit of $2,026,400, $3,561,900 and $458,000, respectively, upon the exercise of certain stock warrants and options.

(10) Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

Fiscal years ending July 31,	2001	2000	1999
Basic weighted shares outstanding	54,893,000	53,900,800	53,375,200
Effect of dilutive securities-stock options	1,516,600	1,905,700	1,762,800

Diluted weighted average shares outstanding	56,409,600	55,806,500	55,138,000

(11) Major Customers

In fiscal 2001, two customers accounted for 13% and 9% of the Company's revenue, respectively. At July 31, 2001 these two customers accounted for 10% and 6% of accounts receivable, respectively. No other customer accounted for more than 4% of revenues. No buyer of auto salvage accounted for more than 2% of gross proceeds in any period.

(12) Commitments and Contingencies

Leases:

The Company leases certain facilities under operating leases and has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the fiscal years ended July 31, 2001, 2000 and 1999 aggregated, $11,987,000, $9,866,000 and $8,175,700, respectively.

The Company has agreements with certain financial institutions whereby the institutions will purchase approximately $11,000,000 of yard and fleet equipment as of July 31, 2001, which will be leased back to the Company under operating leases. Yard and fleet rental expense for the fiscal years ended July 31, 2001, 2000 and 1999 aggregated approximately, $7,000,000, $5,200,000 and $4,100,000, respectively.

Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 2001 are as follows:

Fiscal years ending July 31,	Capital Leases	Operating Leases
2002	$342,600	$19,128,300
2003	342,600	18,222,600
2004	85,700	16,559,600
2005	—	13,823,600
2006	—	7,540,700
Thereafter	—	16,124,800

	770,900	$91,399,600

Less amount representing interest	58,800

	$712,100

Commitment:

The Company has entered into agreements to acquire approximately $900,000 of multi-vehicle transport trucks and forklifts.

Contingencies:

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(13) Related Party Transactions

The Company leases certain of its facilities from affiliates of the Company under various lease agreements. Rental payments under these leases aggregated $681,500, $587,300 and $508,100 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively, and expire on various dates through 2005.

An affiliate provided $413,100, $614,300 and $518,800 of tow services to the Company in fiscal 2001, 2000 and 1999, respectively.

(14) Noncash Financing and Investing Activities

In fiscal 2001, the Company acquired $774,600 of intangible assets and $88,100 of tangible assets through the issuance of common stock in conjunction with the Shreveport, Louisiana acquisition.

(15) Subsequent Events

During the first quarter of fiscal 2002, the Company acquired four new facilities located in New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Hurricane, West Virginia. With the addition of these four locations, the Company currently has 88 facilities in 39 states as of October 1, 2001.

(16) Quarterly Information (Unaudited)

	Fiscal Quarter
Fiscal year 2001
	First	Second	Third	Fourth	Total
Revenues	$57,139,400	$56,638,200	$71,480,600	$68,631,200	$253,889,400

Operating income	$13,947,000	$14,821,000	$19,080,100	$20,269,200	$68,117,300

Net income	$8,919,200	$9,349,200	$11,485,200	$12,931,400	$42,685,000

Basic net income per share	$.16	$.17	$.21	$.23	$.78

Diluted net income per share	$.16	$.17	$.20	$.23	$.76

Fiscal year 2000	First	Second	Third	Fourth	Total
Revenues	$40,507,600	$44,406,400	$53,801,200	$51,327,100	$190,042,300

Operating income	$9,812,400	$10,303,300	$13,107,400	$12,993,100	$46,216,200

Net income	$6,312,600	$6,618,500	$8,336,100	$8,161,900	$29,429,100

Basic net income per share	$.12	$.12	$.15	$.15	$.55

Diluted net income per share	$.11	$.12	$.15	$.15	$.53

Form 10-K

The Company will provide without charge to each Shareholder, upon written request, a copy of its Form 10-K as required to be filed with the Securities & Exchange Commission pursuant to rule 13a-1, under the Securities Exchange Act of 1934. Your written request should be directed to: Chief Financial Officer, Copart, Inc. 5500 East Second Street, Benicia, California 94510.

SCHEDULE II

COPART, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal years ended July 31, 2001, 2000 and 1999

Description and fiscal year	Balance at beginning of year	Charged to costs and expenses	Deductions Applications to bad debt	Balance at end of year
Reserve for doubtful accounts:
July 31, 2001	$1,563,500	$643,700	$(563,000)	$1,644,200

July 31, 2000	$500,000	$1,359,500	$(296,000)	$1,563,500

July 31, 1999	$385,000	$400,000	$(285,000)	$500,000

QuickLinks

Table Of Contents
PART I
  ITEM 1. BUSINESS
FACTORS THAT MAY AFFECT FUTURE RESULTS
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
INDEPENDENT AUDITORS' REPORT
COPART, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COPART, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 31, 2001, 2000 and 1999
  SCHEDULE II
COPART, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts Fiscal years ended July 31, 2001, 2000 and 1999