Form 10-Q
period 2001-10-31
COPART INC
filed 2001-12-13
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)

5500 E. Second Street, Benicia, CA 94510
(Address of principal executive offices with zip code)

Registrant's telephone number, including area code: (707) 748-5000

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Common Stock outstanding as of December 11, 2001: 60,401,895

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

October 31, 2001

ITEM 1—FINANCIAL INFORMATION

Copart, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2001	July 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$13,348,800	$15,245,200
Accounts receivable, net	67,405,000	64,907,300
Vehicle pooling costs	20,604,100	19,845,400
Deferred income taxes	2,654,900	2,654,900
Prepaid expenses and other assets	12,059,200	7,866,200

Total current assets	116,072,000	110,519,000
Property and equipment, net	129,526,000	114,997,600
Intangibles and other assets, net	8,618,500	8,364,700
Goodwill, net	91,783,900	82,753,400

Total assets	$346,000,400	$316,634,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$308,200	$302,900
Accounts payable and accrued liabilities	29,382,900	26,769,800
Deferred revenue	9,282,800	8,863,100
Income taxes payable	9,656,900	4,975,500
Other current liabilities	197,100	196,500

Total current liabilities	48,827,900	41,107,800
Deferred income taxes	4,553,000	4,553,000
Long-term debt, less current portion	330,200	409,200
Other liabilities	1,393,300	1,412,300

Total liabilities	55,104,400	47,482,300

Shareholders' equity:
Common stock, no par value—120,000,000 shares authorized; 55,695,727 and 55,333,630 shares issued and outstanding at October 31, 2001 and July 31, 2001, respectively	137,077,400	128,092,000
Retained earnings	153,818,600	141,060,400

Total shareholders' equity	290,896,000	269,152,400

Commitments and contingencies
Total liabilities and shareholders' equity	$346,000,400	$316,634,700

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended October 31,
	2001	2000
Revenues	$72,282,500	$57,139,400

Operating costs and expenses:
Yard and fleet	43,231,500	35,356,200
General and administrative	5,113,400	4,466,100
Depreciation and amortization	3,473,800	3,370,100

Total operating expenses	51,818,700	43,192,400

Operating income	20,463,800	13,947,000

Other income (expense):
Interest expense	(11,900)	(135,900)
Interest income	242,900	350,800
Other income	393,100	461,100

Total other income	624,100	676,000

Income before income taxes	21,087,900	14,623,000
Income taxes	8,329,700	5,703,800

Net income	$12,758,200	$8,919,200

Basic net income per share	$.23	$.16

Weighted average shares outstanding	55,456,300	54,555,000

Diluted net income per share	$.22	$.16

Weighted average shares and dilutive potential common shares outstanding	57,488,100	56,453,200

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2001	2000
Cash flows from operating activities:
Net income	$12,758,200	$8,919,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,473,800	3,370,100
Deferred rent	(19,000)	(26,000)
(Gain) loss on sale of property and equipment	(106,900)	(186,200)
Changes in operating assets and liabilities:
Accounts receivable	(2,112,200)	(3,111,800)
Vehicle pooling costs	(340,800)	(770,800)
Prepaid expenses and other current assets	(4,193,000)	(3,682,500)
Accounts payable and accrued liabilities	2,613,700	2,600,700
Deferred revenue	419,700	512,100
Income taxes	4,681,400	6,003,600

Net cash provided by operating activities	17,174,900	13,628,400

Cash flows from investing activities:
Purchase of property and equipment	(17,406,300)	(10,619,600)
Proceeds from sale of property and equipment	204,600	480,300
Purchase of net current assets in connection with acquisitions	(479,900)	—
Purchase of property and equipment in connection with acquisitions	(135,000)	—
Purchase of intangible assets in connection with acquisitions	(1,529,600)	—

Net cash used in investing activities	(19,346,200)	(10,139,300)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	348,600	43,900
Principal payments on notes payable	(73,700)	(21,100)

Net cash provided by financing activities	274,900	22,800

Net (decrease) increase in cash and cash equivalents	(1,896,400)	3,511,900
Cash and cash equivalents at beginning of period	15,245,200	12,164,900

Cash and cash equivalents at end of period	$13,348,800	$15,676,800

Supplemental disclosure of cash flow information:
Interest paid	$11,900	$135,900

Income taxes paid	$3,420,800	$299,700
Noncash investing and financing activities

Value of common stock issued for acquisitions	$8,636,800	$—

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2001
(Unaudited)

NOTE 1—General:

    In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2—Net Income Per Share:

    There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ending October 31,
	2001	2000
Basic weighted shares outstanding	55,456,300	54,555,000
Stock options and warrants outstanding	2,031,800	1,898,200

Diluted weighted average shares outstanding	57,488,100	56,453,200

NOTE 3—Segment Reporting

    All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 4—Recently Adopted Accounting Principles

    On August 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. Statement No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with Statement No. 142, the Company intends to complete a transitional goodwill impairment test by January 31, 2002 and does not anticipate recognizing an impairment loss. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142.

    The following table sets forth the intangible assets by major asset class as of October 31, 2001:

Amortized intangibles;
Covenants not to compete	$9,111,000
Accumulated amortization	(3,968,000)

Net intangibles	$5,143,000

    Aggregate amortization expense on intangible assets was approximately $396,200 for the three months ended October 31, 2001. There was no impairment loss recorded during the quarter.

    The changes in the carrying amount of goodwill for the three months ended October 31, 2001 are as follows;

Total
Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the quarter	9,030,500

Balance as of October 31, 2001	$91,783,900

    The following table reflects the consolidated results adjusted as though the adoption of Statement No. 142 occurred at the beginning of the three month period ended October 31, 2000:

	Three months ending October 31,
	2001	2000
Net income:
As reported	$12,758,200	$8,919,200
Goodwill amortization net of tax effect	—	355,600

Adjusted net income	$12,758,200	$8,563,600
Basic earnings per share:
As reported	$0.23	$0.16
Goodwill amortization net of tax effect	—	—

Adjusted basic net income per share	$0.23	$0.16
Diluted earnings per share:
As reported	$0.22	$0.16
Goodwill amortization net of tax effect	—	—

Adjusted diluted net income per share	$0.22	$0.16

NOTE 5—Acquisitions

    During the first quarter of fiscal 2002 the Company acquired four new vehicle auction facilities; Delaware Public Auto Auction of New Castle, Delaware; Sadisco of Savannah, Georgia; Sadisco of Tifton, Georgia and Capital Auto Salvage of Charleston, West Virginia for an aggregate of approximately $10.8 million of which $2.2 million was paid in cash and $8.6 million was paid in shares of common stock. These acquisitions were accounted for under the purchase method of accounting.

    Goodwill recognized in these transactions amounted to approximately $9 million, and that amount is expected to be fully deductible for tax purposes.

NOTE 6—Subsequent Event

    During November 2001, the Company completed a follow-on public offering of 4.6 million shares of its common stock at a price to the public of $29 per share. All of the shares were sold by Copart and the offering raised $126.7 million after underwriting discounts.

NOTE 7—Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

(FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of August 1, 2002 and does not expect that the adoption will have a significant effect on the Company's financial position and results of operations.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the reasons and risk factors set forth below. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement.

Overview

    We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program ("PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.

    For the three months ended October 31, 2001 and 2000, approximately 67% and 60%, of the vehicles we sold, respectively, were processed under PIP. The increase in the percentage of vehicles sold under PIP is due to our successful marketing efforts. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

    For the three months ended October 31, 2001 and 2000, approximately 33% and 40%, of the vehicles we sold, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of our marketing efforts to convert contracts from fixed fee to PIP.

    Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of PIP by vehicle suppliers, the percentage of vehicles processed under these consignment methods in future periods may vary.

    Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed fee programs where we charge for title processing, special preparation, storage and auctioning. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at our auctions for vehicles processed that we own.

    Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and acquisition costs of salvage vehicles that we own. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees and marketing expenses.

    The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Openings

    Since the beginning of fiscal 2000, we have experienced significant growth due in part to the acquisition of sixteen vehicle auction facilities and the establishment of eight new facilities. All of these acquisitions have been accounted for using the purchase method of accounting.

    As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing additional facilities in new regions, as well as the regions currently served by our facilities.* As part of this strategy, to date in fiscal 2002, we have acquired new facilities located in New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia. In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. In fiscal 2000, we acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in or near Graham, Washington; Denver, Colorado and West Palm Beach, Florida. We believe that these acquisitions and openings strengthen our national coverage.

    We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, (iv) developing and expanding public automobile auction facilities. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel when necessary.

Results of Operations

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

    Revenues were approximately $72.3 million during the three months ended October 31, 2001, an increase of approximately $15.1 million, or 27%, over the three months ended October 31, 2000. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $296.3 million during the three months ended October 31, 2001, an increase of approximately $47.1 million, or 19%, over the three months ended October 31, 2000.

    New facilities in or near Chicago Heights, Illinois; Chatham, Virginia; Shreveport, Louisiana; Mt. Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia contributed $5.4 million of new revenue for the three months ended October 31, 2001.

    Yard and fleet expenses were approximately $43.2 million during the three months ended October 31, 2001, an increase of approximately $7.9 million, or 22%, over the three month period ended October 31, 2000. The increase in yard and fleet expenses was due principally to the cost of handling increased volume of vehicles at existing operations and the costs of new facilities. Approximately $4.6 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $3.3 million, or 9%, compared to existing facility revenue growth of $9.7 million, or 17%. Yard and fleet expenses decreased to 60% of revenues during the first quarter of fiscal 2002, as compared to 62% of revenues during the same period of fiscal 2001.

    General and administrative expenses were approximately $5.1 million during the three months ended October 31, 2001, an increase of approximately $0.6 million, or 15%, over the comparable period in fiscal 2001. This increase was due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 7% of revenues during the first quarter of fiscal 2002, as compared to 8% of revenues during the same period of fiscal 2001.

    Depreciation and amortization expense was approximately $3.5 million during the three months ended October 31, 2001, an increase of approximately $0.1 million, or 3%, over the comparable period in fiscal 2001. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities. The increase of $0.7 million was offset by approximately $0.6 million due to our adoption of Statement No. 142.

    Operating income was $20.5 million during the three months ended October 31, 2001, an increase of approximately $6.5 million, or 47%, over the comparable period in fiscal 2001. Existing facilities produced $5.8 million of the increase due to improved PIP percentages, market share gains, favorable weather conditions and other factors. New facilities in or near Chicago Heights, Illinois; Chatham, Virginia; Shreveport, Louisiana; Mt. Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia produced $0.7 million of the increase.

    Total other income was approximately $0.6 million during the three months ended October 31, 2001, a decrease of approximately $0.1 million from the three months ended October 31, 2000.

    Our effective combined federal, state and local income tax rate of 40% for the three months ended October 31, 2001 is comparable to the combined rate of 39% for the three months ended October 31, 2000.

    Due to the foregoing factors, we realized net income of approximately $12.8 million for the three months ended October 31, 2001, compared to net income of approximately $8.9 million for the three months ended October 31, 2000.

Liquidity and Capital Resources

    We have financed our growth through cash generated from operations, debt financing, public offerings of common stock and the equity issued in conjunction with certain acquisitions.

    As of October 31, 2001, we had working capital of approximately $67.2 million, including cash and cash equivalents of approximately $13.3 million and we are able to process, market, sell and receive payment for processed vehicles quickly. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

    Net cash provided by operating activities increased by $3.5 million from the three months ended October 31, 2000 to $17.2 million from the three months ended October 31, 2001.

    During November 2001, we completed a follow-on public offering of 4.6 million shares of our common stock at a price to the public of $29 per share. All of the shares were sold by us and the offering raised $126.7 million after underwriting discounts.

    Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $17.4 million and $10.6 million for the three months ended October 31, 2001, and 2000, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

    Cash and cash equivalents decreased by approximately $1.9 million and increased by $3.5 million for the three months ended October 31, 2001 and 2000, respectively. To date, our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

    We believe that our currently available cash, cash generated from operations and borrowing availability under our bank credit facilities and equipment leasing lines will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles, and the loss of one or more of these major suppliers could adversely affect our results of operations and financial condition.

    Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2002, vehicles supplied by our two largest suppliers accounted for approximately 15% and 10% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets which has adversely affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.

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

Because the growth of our business has been due in large part to the acquisition and development of salvage vehicle auction facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete the acquisition and development of facilities in the future.

    We seek to increase our sales and profitability through the acquisition and development of salvage vehicle auction facilities. There can be no assurance that we will be able to:

  •
  continue to acquire additional facilities on favorable terms; or

  •
  increase revenues and profitability at newly acquired facilities.

    Our acquisitions and facility openings in the future may not allow us to sustain our historic rate of growth, which may adversely affect our results of operations and financial condition. There can be no assurance that our future growth and expansion, if any, will result in increasing profitability.

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

    We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities and only have limited experience in operating public automobile auction facilities. The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public. We intend to expand our public automobile auction facilities through the acquisition of public auction sites and cannot know whether our existing salvage auction business model will translate successfully into the public automobile auction market. To the extent that we are unable to successfully compete in the public automobile auction market, our growth strategy could be harmed.

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

    Our executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of 20% of our common stock. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

COPART, INC.
/s/ WAYNE R. HILTY Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: December 13, 2001

QuickLinks

  ITEM 1—FINANCIAL INFORMATION
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES