Form 10-Q
period 2002-01-31
COPART INC
filed 2002-03-18
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)

5500 E. Second Street, Benicia, CA 94510
(Address of principal executive offices with zip code)

Registrant's telephone number, including area code: (707) 748-5000

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of Common Stock outstanding as of March 15, 2002: 90,752,696

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

January 31, 2002

ITEM 1—FINANCIAL INFORMATION

Copart, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	January 31, 2002	July 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$123,440,800	$15,245,200
Accounts receivable, net	76,980,100	64,907,300
Vehicle pooling costs	23,725,100	19,845,400
Prepaid expenses and other assets	10,578,300	7,866,200

Total current assets	234,724,300	107,864,100
Deferred income taxes	1,084,400	1,084,400
Property and equipment, net	148,660,900	114,997,600
Intangibles and other assets, net	8,509,500	8,364,700
Goodwill, net	91,776,800	82,753,400

Total assets	$484,755,900	$315,064,200

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$313,500	$302,900
Accounts payable and accrued liabilities	28,705,800	26,769,800
Deferred revenue	10,024,800	8,863,100
Income taxes payable	4,768,700	4,975,500
Deferred income taxes	5,477,700	2,982,500
Other current liabilities	197,500	196,500

Total current liabilities	49,488,000	44,090,300
Long-term debt, less current portion	249,700	409,200
Other liabilities	1,419,500	1,412,300

Total liabilities	51,157,200	45,911,800

Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 90,690,246 and 83,000,445 shares issued and outstanding at January 31, 2002 and July 31, 2001, respectively	267,284,600	128,092,000
Retained earnings	166,314,100	141,060,400

Total shareholders' equity	433,598,700	269,152,400

Commitments and contingencies
Total liabilities and shareholders' equity	$484,755,900	$315,064,200

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,				Six months ended January 31,
	2002		2001		2002		2001
Revenues		$71,382,300		$56,638,200		$143,664,900		$113,777,600

Operating costs and expenses:
Yard and fleet		43,132,600		34,123,200		86,364,100		69,479,400
General and administrative		5,403,900		4,234,100		10,517,300		8,700,200
Depreciation and amortization		3,686,700		3,459,900		7,160,400		6,830,000

Total operating expenses		52,223,200		41,817,200		104,041,800		85,009,600

Operating income		19,159,100		14,821,000		39,623,100		28,768,000

Other income (expense):
Interest expense		(10,600)		(150,900)		(22,500)		(286,800)
Interest income		512,800		462,100		755,800		812,900
Other income		411,400		321,000		804,500		782,100

Total other income		913,600		632,200		1,537,800		1,308,200

Income before income taxes		20,072,700		15,453,200		41,160,900		30,076,200
Income taxes		7,577,500		6,104,000		15,907,200		11,807,800

Net income		$12,495,200		$9,349,200		$25,253,700		$18,268,400

Basic net income per share	$	..14	$	..11	$	..29	$	..22

Weighted average shares outstanding		89,124,500		82,069,900		86,154,500		81,951,200

Diluted net income per share	$	..14	$	..11	$	..28	$	..22

Weighted average shares and dilutive potential common shares outstanding		92,496,700		84,640,500		89,347,300		84,387,100

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
	2002	2001
Cash flows from operating activities:
Net income	$25,253,700	$18,268,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,160,400	6,830,000
Deferred rent	8,200	(45,800)
Gain on sale of property and equipment	(216,100)	(272,100)
Deferred income taxes	2,495,200	—
Changes in operating assets and liabilities:
Accounts receivable	(11,687,300)	(15,726,700)
Vehicle pooling costs	(3,461,800)	(4,281,900)
Prepaid expenses and other current assets	(2,712,100)	(5,041,200)
Accounts payable and accrued liabilities	1,936,000	2,986,100
Deferred revenue	1,161,700	2,300,200
Income taxes	(206,800)	8,340,400

Net cash provided by operating activities	19,731,100	13,357,400

Cash flows from investing activities:
Purchase of property and equipment	(37,693,900)	(23,266,800)
Proceeds from sale of property and equipment	488,900	928,400
Purchase of net current assets in connection with acquisitions	(479,900)	(449,700)
Purchase of property and equipment in connection with acquisitions	(135,000)	(246,600)
Purchase of intangible assets in connection with acquisitions	(1,522,500)	(1,656,800)
Other intangible asset additions	(300,000)	(150,000)

Net cash used in investing activities	(39,642,400)	(24,841,500)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	126,068,600	—
Proceeds from the exercise of stock options	1,392,300	1,382,200
Proceeds from the issuance of Employee Stock Purchase Plan shares	794,900	639,600
Principal payments on notes payable	(148,900)	(181,000)

Net cash provided by financing activities	128,106,900	1,840,800

Net increase (decrease) in cash and cash equivalents	108,195,600	(9,643,300)
Cash and cash equivalents at beginning of period	15,245,200	12,164,900

Cash and cash equivalents at end of period	$123,440,800	$2,521,600

Supplemental disclosure of cash flow information:
Interest paid	$2,500	$286,800

Income taxes paid	$12,571,600	$4,144,900

Noncash investing and financing activities:
Value of common stock issued for acquisitions and land purchase	$10,936,800	$—

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2002
(Unaudited)

NOTE 1 — General:

        In the opinion of the management of Copart, Inc. (the "Company" or "Copart"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified in order to conform to the current year's presentation.

NOTE 2 — Net Income Per Share:

        There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended January 31,		Six months ended January 31,
	2002	2001	2002	2001
Basic weighted shares outstanding	89,124,500	82,069,900	86,154,500	81,951,200
Stock options outstanding	3,372,200	2,570,600	3,192,800	2,435,900

Diluted weighted average shares outstanding	92,496,700	84,640,500	89,347,300	84,387,100

NOTE 3 — Segment Reporting:

        All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 4 — Goodwill and Intangibles:

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

        In accordance with Statement No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicate no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

        The following table sets forth the intangible assets by major asset class as of January 31, 2002:

Amortized intangibles:
Covenants not to compete	$9,411,000
Accumulated amortization	(4,368,100)

Net intangibles	$5,042,900

        Aggregate amortization expense on intangible assets was approximately $805,200 for the six months ended January 31, 2002. There was no impairment loss recorded during the six months ended January 31, 2002.

        The change in the carrying amount of goodwill for the six months ended January 31, 2002 is as follows:

Six months ended January 31, 2002
Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	9,023,400

Balance as of January 31, 2002	$91,776,800

        The following table reflects the consolidated results adjusted as though the adoption of Statement No. 142 occurred at the beginning of the six-month period ended January 31, 2001:

	Three months ended January 31,		Six months ended January 31,
	2002	2001	2002	2001
Net income:
As reported	$12,495,200	$9,349,200	$25,253,700	$18,268,400
Goodwill amortization, net of tax effect	—	352,100	—	713,900

Adjusted net income	$12,485,200	$9,701,300	$25,243,700	$18,982,300
Basic earnings per share:
As reported	$0.14	$0.11	$0.29	$0.22
Goodwill amortization, net of tax effect	—	0.01	—	0.01

Adjusted basic net income per share	$0.14	$0.12	$0.29	$0.23
Diluted earnings per share:
As reported	$0.14	$0.11	$0.28	$0.22
Goodwill amortization, net of tax effect	—	—	—	—

Adjusted diluted net income per share	$0.14	$0.11	$0.28	$0.22

NOTE 5 — Stock Split:

        On December 12, 2001, the Board of Directors approved a three-for-two stock split of the Company's Common Stock. On the payment date of January 21, 2002, shareholders received one additional share for every two shares owned on the record date of January 4, 2002. The impact of this stock split has been reflected retroactively in the accompanying consolidated financial statements.

NOTE 6 — Recent Accounting Pronouncements:

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143 on our financial statements and related disclosures.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. We will adopt the provisions of SFAS No. 144 commencing August 1, 2002. The effects of adopting SFAS No. 144 are currently being determined.

NOTE 7 — Follow-on Public Offering:

        On November 14, 2001, we completed a follow-on public offering of 6.9 million shares of our common stock at a price to the public of $19.33 per share, split adjusted. All of the shares were sold by us and the offering raised $126.1 million after underwriting discounts and offering costs.

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

        For the three months ended January 31, 2002 and 2001, approximately 67% and 60%, respectively, and for the six months ended January 31, 2002 and 2001, approximately 67% and 60%, of the vehicles we sold, respectively, were processed under PIP. The increase in the percentage of vehicles sold under PIP is due to our successful marketing efforts. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

        For the three months ended January 31, 2002 and 2001, approximately 33% and 40%, respectively, and for the six months ended January 31, 2002 and 2001, approximately 33% and 40%, of the vehicles we sold, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of our marketing efforts to convert contracts from fixed fee to PIP.

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

Acquisitions and New Openings

        Since the beginning of fiscal 2000, we have experienced significant growth due in part to the acquisition of fifteen vehicle auction facilities and the establishment of eight new facilities. All of these acquisitions have been accounted for using the purchase method of accounting.

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

        We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers and (iv) developing and expanding public automobile auction facilities. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel when necessary.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, vehicle pooling costs, bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We maintain allowances for doubtful accounts for estimated losses resulting from disputed amounts billed to suppliers or buyers and the inability of our suppliers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our suppliers or buyers were to deteriorate, additional allowances may be required.

        We defer, in vehicle pooling costs, certain yard and fleet expenses of vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and certain yard and fleet expenses of the period. The primary expenses capitalized are labor, transportation, and vehicle processing. If our estimates are incorrect then yard and fleet expenses of the current period would be over- or under-stated and the opposite under- or over-statement would occur in the future.

        We evaluate the impairment of goodwill by annually aggregating goodwill and operating results at a regional level. Under this accounting policy the company has not recognized any charges for the impairment of goodwill. Future adverse changes in regional market conditions or poor operating results of underlying facilities in a region could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

        Revenues were approximately $71.4 million during the three months ended January 31, 2002, an increase of approximately $14.7 million, or 26%, over the three months ended January 31, 2001. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $269.6 million during the three months ended January 31, 2002, an increase of approximately $37.4 million, or 16%, over the three months ended January 31, 2001.

        New facilities in Shreveport, Louisiana; Mt. Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia contributed approximately $5.2 million of new revenue for the three months ended January 31, 2002.

        Yard and fleet expenses were approximately $43.1 million during the three months ended January 31, 2002, an increase of approximately $9.0 million, or 26%, over the three month period ended January 31, 2001. The increase in yard and fleet expenses was due principally to the cost of handling increased volume of vehicles at existing operations and the costs of new facilities. Approximately $4.6 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $4.4 million, or 13%, compared to existing facility revenue growth of approximately $9.5 million, or 17%. Yard and fleet expenses remained unchanged at 60% of revenues during the second quarter of fiscal 2002 and fiscal 2001.

        General and administrative expenses were approximately $5.4 million during the three months ended January 31, 2002, an increase of approximately $1.2 million, or 28%, over the comparable period in fiscal 2001. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses increased to 8% of revenues during the second quarter of fiscal 2002 as compared to 7% of revenues during the same period of fiscal 2001.

        Depreciation and amortization expense was approximately $3.7 million during the three months ended January 31, 2002, an increase of approximately $0.2 million, or 7%, over the comparable period in fiscal 2001. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities. The increase of $0.2 million was offset by approximately $0.7 million due to our adoption of Statement No. 142.

        Operating income was $19.2 million during the three months ended January 31, 2002, an increase of approximately $4.3 million, or 29%, over the comparable period in fiscal 2001. Existing facilities produced $3.8 million of the increase due to improved PIP percentages, market share gains, and other factors. New facilities in or near Shreveport, Louisiana; Mt. Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia produced $0.5 million of the increase.

        Total other income was approximately $0.9 million during the three months ended January 31, 2002, an increase of approximately $0.3 million, over the three months ended January 31, 2001. The increase is due primarily to interest income earned on the $126 million raised in our November 2001 follow-on offering.

        Our effective combined federal, state and local income tax rate of 38% for the three months ended January 31, 2002 was lower than the combined rate of 40% for the three months ended January 31, 2001, due to changes in estimated state income tax rates.

        Due to the foregoing factors, we realized net income of approximately $12.5 million for the three months ended January 31, 2002, compared to net income of approximately $9.3 million for the three months ended January 31, 2001.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

        Revenues were approximately $143.7 million during the six months ended January 31, 2002, an increase of approximately $29.9 million, or 26%, over the six months ended January 31, 2001. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $565.8 million during the six months ended January 31, 2002, an increase of approximately $84.6 million, or 18%, over the six months ended January 31, 2001.

        New facilities in Shreveport, Louisiana; Mt. Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia contributed approximately $9.6 million of new revenue for the six months ended January 31, 2002.

        Yard and fleet expenses were approximately $86.4 million during the six months ended January 31, 2002, an increase of approximately $16.9 million, or 24%, over the three month period ended January 31, 2001. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $8.4 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $8.5 million, or 12%, compared to existing-facility revenue growth of $20.3 million, or 18%. Yard and fleet expenses decreased to 60% of revenues during the second quarter of fiscal 2002, as compared to 61% of revenues during the same period of fiscal 2001.

        General and administrative expenses were approximately $10.5 million during the six months ended January 31, 2002, an increase of approximately $1.8 million, or 21%, over the comparable period in fiscal 2001. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 7% of revenues during the first six months of fiscal 2002, as compared to 8% of revenues during the same period of fiscal 2001.

        Depreciation and amortization expense was approximately $7.2 million during the six months ended January 31, 2002, an increase of approximately $0.3 million, or 5%, over the comparable period in fiscal 2001. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities. The increase of $0.3 million was offset by approximately $1.3 million due to our adoption of Statement No. 142.

        Operating income was $39.6 million during the six months ended January 31, 2002, an increase of approximately $10.9 million, or 38% over the comparable period in fiscal 2001. Existing facilities produced $10.0 million of the increase due to improved PIP percentages, market share gains, and other factors. New facilities in or near Shreveport, Louisiana; Mt. Morris, Pennsylvania; Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia produced $0.9 million of the increase.

        Total other income was approximately $1.5 million during the six months ended January 31, 2002, an increase of approximately $0.2 million over the six months ended January 31, 2001. The increase is due primarily to interest income earned on the $126 million raised in our November 2001 follow-on offering.

        Our effective combined federal, state and local income tax rate for both of the six months ended January 31, 2002 and 2001 was approximately 39%.

        Due to the foregoing factors, we realized net income of approximately $25.2 million for the six months ended January 31, 2002, compared to net income of approximately $18.3 million for the six months ended January 31, 2001.

Liquidity and Capital Resources

        We have financed our growth through cash generated from operations, debt financing, public offerings of common stock and the equity issued in conjunction with certain acquisitions.

        As of January 31, 2002, we had working capital of approximately $185.2 million, including cash and cash equivalents of approximately $123.4 million. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

        Net cash provided by operating activities increased by approximately $6.4 million from the six months ended January 31, 2001 to $19.7 million from the six months ended January 31, 2002.

        During November 2001, we completed a follow-on public offering of 6.9 million shares of our common stock at a price to the public of $19.33 per share, split adjusted. All of the shares were sold by us and the offering raised $126.1 million after underwriting discounts and offering costs.

        Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $37.7 million and $23.3 million for the six months ended January 31, 2002, and 2001, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

        Cash and cash equivalents increased by approximately $108.2 million and decreased by $9.6 million for the six months ended January 31, 2001 and 2000, respectively. To date, our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

        Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the second quarter of fiscal 2002, vehicles supplied by our two largest suppliers accounted for approximately 14% and 9% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has adversely affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.

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

PART II—OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)
    The Annual Meeting of Shareholders of the Company was held on December 4, 2001 (the "Meeting").

    (b)
    The following directors were elected at the Meeting:

        Willis J. Johnson
        Marvin L. Schmidt
        A. Jayson Adair
        James Grosfeld
        James E. Meeks
        Jonathan Vannini
        Harold Blumenstein

    (c)
    The results of the vote on the matters voted upon at the meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	40,353,380	7,930,539
	Marvin L. Schmidt	46,387,946	1,895,973
	A. Jayson Adair	41,328,037	6,955,882
	James Grosfeld	46,518,237	1,765,682
	James E. Meeks	41,327,018	6,956,901
	Jonathan Vannini	46,539,400	1,744,519
	Harold Blumenstein	46,518,705	1,765,214
(ii)	Approval of the 2001 Stock Option Plan

	For	Against	Abstained	No Vote

	28,361,752	19,094,561	79,018	-0-
(iii)	Ratification of KPMG LLP as independent auditors for the Company for fiscal year 2002:

	For	Against	Abstained	No Vote

	48,168,224	99,907	14,438	-0-

        The foregoing matters are described in more detail in the Company's definitive proxy statement dated October 19, 2001 relating to the Meeting.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibit 10.13 2001 Stock Option Plan, including form of option agreement

    (b)
    Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ WAYNE R. HILTY Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 15, 2002

QuickLinks

Copart, Inc. and Subsidiaries Index to the Quarterly Report January 31, 2002
  ITEM 1—FINANCIAL INFORMATION
Copart, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
Copart, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited)
Copart, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Copart, Inc. and Subsidiaries Notes to Consolidated Financial Statements January 31, 2002 (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES