Form 10-Q
period 2002-04-30
COPART INC
filed 2002-06-10
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)

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

YES    ☒    NO    ☐

        Number of shares of Common Stock outstanding as of June 7, 2002: 90,993,946

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

April 30, 2002

ITEM 1—FINANCIAL INFORMATION

Copart, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2002	July 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$144,020,800	$15,245,200
Accounts receivable, net	64,033,100	64,907,300
Vehicle pooling costs	19,825,600	19,845,400
Prepaid expenses and other assets	10,877,500	7,866,200

Total current assets	238,757,000	107,864,100
Deferred income taxes	1,084,400	1,084,400
Property and equipment, net	170,112,100	114,997,600
Intangibles and other assets, net	8,112,000	8,364,700
Goodwill, net	91,776,800	82,753,400

Total assets	$509,842,300	$315,064,200

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$319,000	$302,900
Accounts payable and accrued liabilities	33,988,800	26,769,800
Deferred revenue	8,614,000	8,863,100
Income taxes payable	8,475,000	4,975,500
Deferred income taxes	3,976,400	2,982,500
Other current liabilities	197,800	196,500

Total current liabilities	55,571,000	44,090,300
Long-term debt, less current portion	167,900	409,200
Other liabilities	1,436,700	1,412,300

Total liabilities	57,175,600	45,911,800

Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 90,993,946 and 83,000,445 shares issued and outstanding at April 30, 2002 and July 31, 2001, respectively	269,752,300	128,092,000
Retained earnings	182,914,400	141,060,400

Total shareholders' equity	452,666,700	269,152,400

Commitments and contingencies
Total liabilities and shareholders' equity	$509,842,300	$315,064,200

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2002	2001	2002	2001
Revenues	$90,158,100	$71,480,600	$233,823,100	$185,258,300

Operating costs and expenses:
Yard and fleet	53,013,700	43,209,600	139,378,000	112,689,200
General and administrative	6,892,300	5,587,600	17,409,600	14,287,400
Depreciation and amortization	4,241,000	3,603,300	11,401,400	10,433,300

Total operating expenses	64,147,000	52,400,500	168,189,000	137,409,900

Operating income	26,011,100	19,080,100	65,634,100	47,848,400

Other income (expense):
Interest expense	(9,300)	(149,400)	(31,800)	(436,400)
Interest income	493,800	285,200	1,249,600	1,098,000
Other income	496,900	54,500	1,301,400	836,600

Total other income	981,400	190,300	2,519,200	1,498,200

Income before income taxes	26,992,500	19,270,400	68,153,300	49,346,600
Income taxes	10,392,100	7,785,200	26,299,300	19,593,000

Net income	$16,600,400	$11,485,200	$41,854,000	$29,753,600

Basic net income per share	$.18	$.14	$.48	$.36

Weighted average shares outstanding	90,830,500	82,609,700	87,660,800	82,166,000

Diluted net income per share	$.18	$.13	$.46	$.35

Weighted average shares and dilutive potential common shares outstanding	93,515,800	85,352,700	90,229,000	84,590,700

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended April 30,
	2002	2001
Cash flows from operating activities:
Net income	$41,854,000	$29,753,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,401,400	10,433,300
Deferred rent	25,700	(66,300)
Gain on sale of property and equipment	(477,000)	(57,800)
Deferred income taxes	993,900	—
Changes in operating assets and liabilities:
Accounts receivable	1,259,800	(9,431,200)
Vehicle pooling costs	437,700	(1,679,900)
Prepaid expenses and other current assets	(3,011,300)	(3,033,900)
Accounts payable and accrued liabilities	7,219,000	6,145,400
Deferred revenue	(249,100)	1,189,400
Income taxes	3,499,500	11,105,700

Net cash provided by operating activities	62,953,600	44,358,300

Cash flows from investing activities:
Purchase of property and equipment	(63,324,700)	(36,623,600)
Proceeds from sale of property and equipment	1,085,800	1,242,900
Purchase of net current assets in connection with acquisitions	(479,900)	(1,122,800)
Purchase of property and equipment in connection with acquisitions	(135,000)	(408,600)
Purchase of intangible assets in connection with acquisitions	(1,522,500)	(4,233,300)
Other intangible asset additions	(300,000)	(150,000)

Net cash used in investing activities	(64,676,300)	(41,295,400)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	126,068,600	—
Proceeds from the exercise of stock options	3,860,000	3,145,100
Proceeds from the issuance of Employee Stock Purchase Plan shares	794,900	—
Principal payments on notes payable	(225,200)	(269,800)

Net cash provided by financing activities	130,498,300	2,875,300

Net increase in cash and cash equivalents	128,775,600	5,938,200
Cash and cash equivalents at beginning of period	15,245,200	12,164,900

Cash and cash equivalents at end of period	$144,020,800	$18,103,100

Supplemental disclosure of cash flow information:
Interest paid	$31,800	$436,400

Income taxes paid	$19,142,100	$7,362,600

Noncash investing and financing activities:
Value of common stock issued for acquisitions and land purchase	$10,936,800	$—

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2002
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

NOTE 2—Net Income Per Share:

        There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three months ended April 30,		Nine months ended April 30,
	2002	2001	2002	2001
Basic weighted average shares outstanding	90,830,500	82,609,700	87,660,800	82,166,000
Stock options outstanding	2,685,300	2,743,000	2,568,200	2,424,700

Diluted weighted average shares outstanding	93,515,800	85,352,700	90,229,000	84,590,700

NOTE 3—Segment Reporting:

        All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 4—Goodwill and Intangible Assets:

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

        In accordance with Statement No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of fiscal 2002. That effort, and preliminary assessments of identifiable intangible assets, indicate no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

        The following table sets forth the intangible assets by major asset class as of April 30, 2002:

Amortized intangibles:
Covenants not to compete	$9,411,000
Accumulated amortization	(4,757,900)

Net intangibles	$4,653,100

Aggregate amortization expense on intangible assets was approximately $1,202,600 for the nine months ended April 30, 2002. There was no impairment loss recorded during the nine months ended April 30, 2002.

The change in the carrying amount of goodwill for the nine months ended April 30, 2002 is as follows:

Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	9,023,400

Balance as of April 30, 2002	$91,776,800

The following table reflects the consolidated results adjusted as though the adoption of Statement No. 142 occurred at the beginning of fiscal 2001:

	Three months ended April 30,		Nine months ended April 30,
	2002	2001	2002	2001
Net income, as reported	$16,600,400	$11,485,200	$41,854,000	$29,753,600
Goodwill amortization, net of tax effect	—	359,300	—	1,061,500

Adjusted net income	$16,600,400	$11,844,500	$41,854,000	$30,815,100
Basic earnings per share, as reported	$0.18	$0.14	$0.48	$0.36
Goodwill amortization, net of tax effect	—	—	—	0.02

Adjusted basic net income per share	$0.18	$0.14	$0.48	$0.38
Diluted earnings per share, as reported	$0.18	$0.13	$0.46	$0.35
Goodwill amortization, net of tax effect	—	0.01	—	0.01

Adjusted diluted net income per share	$0.18	$0.14	$0.46	$0.36

NOTE 5—Acquisition and Openings:

        During June 2002, the Company purchased a 56-acre salvage auction facility located in Haslet, Texas. During May 2002, the Company opened two 15-acre salvage auction facilities located in Tucson, Arizona and Somerville, New Jersey. With the addition of these locations, the Company has 92 facilities in 40 states.

NOTE 6—Recent Accounting Pronouncements:

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143 on our financial statements and related disclosures.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. We will adopt the provisions of SFAS No. 144 commencing August 1, 2002. The effects of adopting SFAS No. 144 are currently being determined.

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

        For the three months ended April 30, 2002 and 2001, approximately 68% and 61%, respectively, and for the nine months ended April 30, 2002 and 2001, approximately 67% and 60%, of the vehicles we sold, respectively, were processed under PIP. The increase in the percentage of vehicles sold under PIP is due to our successful marketing efforts. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

        For the three months ended April 30, 2002 and 2001, approximately 32% and 39%, respectively, and for the nine months ended April 30, 2002 and 2001, approximately 33% and 40%, of the vehicles we sold, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of our marketing efforts to convert contracts from fixed fee to PIP.

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

Acquisitions and New Openings

        Since the beginning of fiscal 2000, we have experienced significant growth due in part to the acquisition of sixteen vehicle auction facilities and the establishment of eleven new facilities. All of these acquisitions have been accounted for using the purchase method of accounting.

        As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing additional facilities in new regions, as well as the regions currently served by our facilities.* As part of this strategy, to date in fiscal 2002, we have acquired new facilities located in or near Haslet, Texas; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia and Charleston, West Virginia and opened new facilities in or near Lyman, Maine; Somerville, New Jersey and Tucson, Arizona. In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. In fiscal 2000, we acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in or near Graham, Washington; Denver, Colorado and West Palm Beach, Florida. We believe that these acquisitions and openings strengthen our national coverage.

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

        We evaluate the impairment of goodwill annually at a facility level by comparing the fair value of the reporting unit to its carrying value. Under this accounting policy the company has not recognized any charges for the impairment of goodwill. Future adverse changes in market conditions or poor operating results of a facility could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

        Revenues were approximately $90.2 million during the three months ended April 30, 2002, an increase of approximately $18.7 million, or 26%, over the three months ended April 30, 2001. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles and increased buyer fees. Gross proceeds were approximately $337.3 million during the three months ended April 30, 2002, an increase of approximately $43.6 million, or 15%, over the three months ended April 30, 2001.

        New facilities in or near Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Lyman, Maine contributed approximately $6.4 million of new revenue for the three months ended April 30, 2002.

        Yard and fleet expenses were approximately $53.0 million during the three months ended April 30, 2002, an increase of approximately $9.8 million, or 23%, over the three month period ended April 30, 2001. The increase in yard and fleet expenses was due principally to the cost of handling increased volume of vehicles at existing operations and the costs of new facilities. Approximately $4.5 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $5.3 million, or 12%, compared to existing facility revenue growth of approximately $12.3 million, or 17%. Yard and fleet expenses decreased to 59% of revenues during the third quarter of fiscal 2002, as compared to 60% of revenues during the same period of fiscal 2001.

        General and administrative expenses were approximately $6.9 million during the three months ended April 30, 2002, an increase of approximately $1.3 million, or 23%, over the comparable period in fiscal 2001. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses remained unchanged at 8% of revenues during the third quarter of fiscal 2002 and fiscal 2001.

        Depreciation and amortization expense was approximately $4.2 million during the three months ended April 30, 2002, an increase of approximately $0.6 million, or 18%, over the comparable period in fiscal 2001. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities. The adoption of Financial Accounting Standards Board Statement No. 142 reduced goodwill amortization expense by approximately $0.7 million for the three months ended April 30, 2002. On a pro forma basis, if the Company had applied Statement No. 142 during the corresponding quarter in the prior year, goodwill amortization expense would be reduced by approximately $0.6 million.

        Operating income was $26.0 million during the three months ended April 30, 2002, an increase of approximately $6.9 million, or 36%, over the comparable period in fiscal 2001. Existing facilities produced $5.2 million of the increase due to improved PIP percentages, market share gains, and other factors. New facilities in or near Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Lyman, Maine produced $1.7 million of the increase.

        Total other income was approximately $1.0 million during the three months ended April 30, 2002, an increase of approximately $0.8 million, over the three months ended April 30, 2001. The increase is due to interest income earned on the $126 million raised in our November 2001 follow-on offering, disposal proceeds from certain fixed assets and a decrease in total debt.

        Our effective combined federal, state and local income tax rate of 38.5% for the three months ended April 30, 2002 was lower than the combined rate of 40% for the three months ended April 30, 2001, due to changes in estimated state income tax rates.

        Due to the foregoing factors, we realized net income of approximately $16.6 million for the three months ended April 30, 2002, compared to net income of approximately $11.5 million for the three months ended April 30, 2001.

Nine Months Ended April 30, 2002 Compared to Nine Months Ended April 30, 2001

        Revenues were approximately $233.8 million during the nine months ended April 30, 2002, an increase of approximately $48.6 million, or 26%, over the nine months ended April 30, 2001. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles and increased buyer fees. Gross proceeds were approximately $903.1 million during the nine months ended April 30, 2002, an increase of approximately $128.2 million, or 17%, over the nine months ended April 30, 2001.

        New facilities in or near Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Lyman, Maine contributed approximately $14.4 million of new revenue for the nine months ended April 30, 2002.

        Yard and fleet expenses were approximately $139.4 million during the nine months ended April 30, 2002, an increase of approximately $26.7 million, or 24%, over the nine-month period ended April 30, 2001. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $11.6 million of the change was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $15.1 million, or 13%, compared to existing-facility revenue growth of $34.2 million, or 18%. Yard and fleet expenses decreased to 60% of revenues during the first nine months of fiscal 2002, as compared to 61% of revenues during the same period of fiscal 2001.

        General and administrative expenses were approximately $17.4 million during the nine months ended April 30, 2002, an increase of approximately $3.1 million, or 22%, over the comparable period in fiscal 2001. This increase is due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 7% of revenues during the first nine months of fiscal 2002, as compared to 8% of revenues during the same period of fiscal 2001.

        Depreciation and amortization expense was approximately $11.4 million during the nine months ended April 30, 2002, an increase of approximately $1.0 million, or 9%, over the comparable period in fiscal 2001. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new salvage auction facilities. The adoption of Financial Accounting Standards Board Statement No. 142 reduced goodwill amortization expense by approximately $2.0 million for the nine months ended April 30, 2002. On a pro forma basis, if the Company had applied Statement No. 142 during the corresponding nine months in the prior year, goodwill amortization expense would be reduced by approximately $1.8 million.

        Operating income was $65.6 million during the nine months ended April 30, 2002, an increase of approximately $17.8 million, or 37% over the comparable period in fiscal 2001. Existing facilities produced $15.4 million of the increase due to improved PIP percentages, market share gains, and other factors. New facilities in or near Martinez, California; Lawrenceburg, Kentucky; New Orleans, Louisiana; New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Lyman, Maine produced $2.4 million of the increase.

        Total other income was approximately $2.5 million during the nine months ended April 30, 2002, an increase of approximately $1.0 million over the nine months ended April 30, 2001. The increase is due to interest income earned on the $126 million raised in our November 2001 follow-on offering, disposal proceeds from certain fixed assets and a decrease in total debt.

        Our effective combined federal, state and local income tax rate of 38.6% for the nine months ended April 30, 2002 was lower than the combined rate of 40% for the nine months ended April 30, 2001, due to changes in estimated state income tax rates.

        Due to the foregoing factors, we realized net income of approximately $41.9 million for the nine months ended April 30, 2002, compared to net income of approximately $29.8 million for the nine months ended April 30, 2001.

Liquidity and Capital Resources

        We have financed our growth through cash generated from operations, debt financing, public offerings of common stock and the equity issued in conjunction with certain acquisitions.

        As of April 30, 2002, we had working capital of approximately $183.2 million, including cash and cash equivalents of approximately $144.0 million. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees.

        Net cash provided by operating activities increased by approximately $18.6 million from the nine months ended April 30, 2001 to $63.0 million from the nine months ended April 30, 2002.

        During November 2001, we completed a follow-on public offering of 6.9 million shares of our common stock at a price to the public of $19.33 per share, split adjusted. All of the shares were sold by us and the offering raised $126.1 million after underwriting discounts and offering costs.

        Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $63.3 million and $36.6 million for the nine months ended April 30, 2002, and 2001, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

        Cash and cash equivalents increased by approximately $128.8 million and $5.9 million for the nine months ended April 30, 2002 and 2001, respectively. To date, our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

        Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the third quarter of fiscal 2002, vehicles supplied by our two largest suppliers accounted for approximately 13% and 9% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has adversely affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.

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

COPART, INC.
/S/ WAYNE R. HILTY Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: June 7, 2002

QuickLinks

Copart, Inc. and Subsidiaries Index to the Quarterly Report April 30, 2002
  ITEM 1—FINANCIAL INFORMATION
Copart, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
Copart, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited)
Copart, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Copart, Inc. and Subsidiaries Notes to Consolidated Financial Statements April 30, 2002 (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES