Form 10-K
period 2002-07-31
COPART INC
filed 2002-10-29
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant as of October 14, 2002 was $602,704,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        At October 14, 2002, registrant had outstanding 92,264,859 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, and 13 of Part III incorporate certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 4, 2002 (the "Proxy Statement"). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the caption "Factors That May Affect Future Results" beginning on page 12 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

Although we believe that, based on information currently available to Copart and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

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

We have grown our salvage business through a combination of acquisitions and the development of new facilities, and also by increasing our buyer base and implementing additional value-added services for both buyers and suppliers. For fiscal year 2002, our revenues were $316 million and our operating income was $90 million. During the fiscal year ending July 31, 2002, in addition to the public auction sites, we acquired four salvage vehicle auction facilities and opened four new salvage vehicle auction facilities. Our acquisitions included facilities in Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Haslet, Texas. We opened new vehicle auction sites in Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. We continue to evaluate acquisition candidates in both our salvage and public auction businesses.

We believe that we offer the highest level of service in the salvage vehicle auction industry and have established our leading market position as follows:

  •
  by providing national coverage that facilitates supplier access to buyers across the country, reduces towing and third-party storage expenses, offers a local presence for vehicle inspection stations, and provides prompt response to catastrophes and natural disasters by specially-trained teams;

  •
  by providing a comprehensive range of customer services that include flexible vehicle payment programs, merchandising services, efficient title processing, timely pick-up and delivery of vehicles and electronic video auctions;

  •
  by establishing and efficiently integrating new facilities and acquisitions; and

  •
  by applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging and an electronic used vehicle parts locator service.

In recent periods, we have expanded our business beyond salvage vehicle auction services and have entered the market for public auctioning of used vehicles. We auction vehicles directly to the public and automobile dealers on behalf of banks, leasing or financing companies, automobile dealers, repossession companies and for our own account.

To date, we own six public automobile auction facilities located in Detroit, Michigan; Chesapeake, Virginia; New Castle, Delaware; Greencastle, Pennsylvania; Pittsburgh, Pennsylvania and Richmond, Virginia. In April 2001, we announced the creation of Motors Auction Group, Inc. as a wholly owned subsidiary through which we operate our public automobile auction business. To date, revenues from our public auction business have not been material relative to the revenues from our salvage business. We expect to acquire additional public auction facilities in the future as we continue to focus resources on this aspect of our business.

We were organized as a California corporation in 1982 and became a public company in 1994. Our principal executive offices are located at 5500 E. Second Street, Benicia, California 94510, and our telephone number at that address is (707) 748-5000.

Industry Overview

The salvage vehicle auction industry provides an outlet for salvage vehicle suppliers to liquidate total loss vehicles. Salvage vehicle auction companies generally auction salvage vehicles on consignment for a fixed fee or a percentage of the sales price. On occasion, salvage auction companies may purchase vehicles from vehicle suppliers at a formula-based price, based on a percentage of the vehicles' estimated pre-loss value ("actual cash value") and auction the vehicles for their own account. Salvage vehicle auction companies typically operate from one or more salvage facilities where vehicles are processed, stored and auctioned.

Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies and automobile dealers, the primary source of salvage vehicles is insurance companies.

Over the last several years, automobile manufacturers have begun incorporating certain standard features that increase passenger safety, including unibody construction, passenger safety cages with surrounding crumple zones to absorb impacts, plastic components, airbags and computer systems. We believe that one effect of these features is that newer vehicles involved in accidents are more likely to be deemed a total loss for insurance purposes, resulting in an increasing supply of total loss salvage vehicles in the future.

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

In disposing of a salvage vehicle, a vehicle supplier typically assigns the vehicle to a salvage vehicle auction company. The primary factors that vehicle suppliers consider when selecting a salvage vehicle auction company include:

  •
  the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the actual cash value); and

  •
  the services provided by the salvage vehicle auction company and the degree to which such services reduce administrative costs and expenses.

Upon receipt of the pick up order, a vehicle transport company arranges for the transport of a vehicle to a vehicle auction facility. As a service to the vehicle supplier, the salvage vehicle auction company will customarily pay advance charges (reimbursable charges paid on behalf of vehicle suppliers) to obtain the subject vehicle's release from a towing company or vehicle repair facility. Typically, advance charges paid on behalf of the vehicle supplier are recovered upon sale of the salvage vehicle.

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

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers and (iv) developing and expanding public automobile auction facilities. In addition, we implement our pricing structure and merchandising procedures and attempt to affect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel when necessary.

As part of our overall expansion strategy, our objective is to increase our revenues, operating profits and market share in the vehicle auction industry. To implement our growth strategy, we intend to continue to do the following:

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

The following chart sets forth facilities that we have acquired or opened since the beginning of fiscal year 2000 through July 31, 2002.

Salvage Auction Locations	Acquisition/ Opening Date	Geographic Service Area
Graham, Washington	November 1999	Washington
Denver, Colorado	November 1999	Colorado
Peoria, Illinois	December 1999	Central Illinois
North Boston, Massachusetts	December 1999	Northern Massachusetts, Vermont, New Hampshire, Maine
Boise, Idaho	March 2000	Southern Idaho
Pasco, Washington	March 2000	Eastern Washington
West Palm Beach, Florida	April 2000	South and East Florida
Abilene, Texas	April 2000	North Texas
San Antonio, Texas	May 2000	Central Texas
Albuquerque, New Mexico	May 2000	New Mexico
Harrisburg, Pennsylvania	October 2000	Central Pennsylvania
Chicago Heights, Illinois	January 2001	South Chicago, Chicago Suburbs
Chatham, Virginia	January 2001	Western Virginia
Shreveport, Louisiana	April 2001	Northern Louisiana
Mount Morris, Pennsylvania	April 2001	Western Pennsylvania, Northern West Virginia
Martinez, California	May 2001	Northern California
Lawrenceburg, Kentucky	June 2001	Kentucky
New Orleans, Louisiana	July 2001	Southeast Louisiana, Southern Mississippi
Savannah, Georgia	September 2001	Eastern Georgia, Southern South Carolina
Tifton, Georgia	September 2001	Southern Georgia, Central Panhandle
Charleston, West Virginia	October 2001	West Virginia
Lyman, Maine	April 2002	Maine
Tucson, Arizona	May 2002	Southern Arizona
Somerville, New Jersey	May 2002	Northern New Jersey
Haslet, Texas	June 2002	Fort Worth
Amarillo, Texas	July 2002	Amarillo, Texas Panhandle
Public Auction Locations	Acquisition/ Opening Date	Geographic Service Area
Chesapeake, Virginia	November 1999	Virginia
New Castle, Delaware	August 2001	Delaware
Greencastle, Pennsylvania	July 2002	Pennsylvania

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

  Expand Our Service Offerings to Suppliers and Buyers

Over the past several years, we have expanded our available service offerings to vehicle suppliers and buyers. The primary focus of these new service offerings is to maximize returns to our suppliers and maximize product value to our buyers. Recent service enhancements include, for our suppliers, real-time access to sales data over the Internet and, for our buyers, the ability to bid on vehicles via the Internet in real-time. We plan to continue to refine and expand our services, including offering software that can assist our suppliers in expediting claims and salvage management tools that help suppliers integrate their systems with ours.

  Develop and Expand Public Automobile Auction Facilities

The public automobile auction industry is highly fragmented, consisting primarily of small local operations, and we believe that it currently presents opportunities for consolidation. To expand our geographic reach, we plan to acquire or develop new public automobile auction facilities as favorable opportunities arise. Our public automobile auctions allow the general public to bid via the Internet or at live auctions on a wide range of end-of-lease vehicles, repossessed vehicles, dealer trade-ins and vehicles that we offer for sale on a consignment basis. We have established the systems, infrastructure, and management required to begin expanding our public automobile auction business. To date, we have acquired six facilities and launched our public automobile auction website. We believe that our combination of experience and expertise, along with our established reputation for acquiring and integrating salvage vehicle auction operations, gives us the relevant experience to pursue future acquisitions and development of public automobile auction facilities.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the salvage vehicle auction industry.

  National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 94 facilities located in 40 states as of July 31, 2002. We are able to offer integrated services on a national basis to our vehicle suppliers, which allows us to respond to the needs of our suppliers and buyers with maximum efficiency. Our national coverage provides our suppliers with key advantages, including:

  •
  a reduction in administrative time and effort;
  •
  a reduction in overall vehicle towing costs;
  •
  convenient local facilities;
  •
  improved access to buyers throughout the country; and
  •
  a prompt response in the event of a natural disaster or other catastrophe.

  Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

  •
  the operation of a fleet of over 600 trucks which enables us to pick up most of our suppliers' vehicles within 24 hours, reducing overall costs to our suppliers;
  •
  live Internet bidding, Internet proxy bidding and electronic video auctions, which enhance the competitive bidding process;
  •
  e-mail notifications to potential buyers of salvage vehicles that match desired characteristics;
  •
  sophisticated vehicle processing at auction sites, including five-view digital imaging of each vehicle and the scanning of each vehicle's title and other significant documents such as body shop invoices, all of which are available from us through the Internet;
  •
  CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their salvage purchases; and
  •
  Offsite sales allow vehicle suppliers to auction any vehicle, boat, or heavy equipment from where it sits. Like other popular Internet auctions for consumers, the seller controls the process.

  Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating salvage vehicle auction facilities. Since becoming a public company in 1994, we have completed the acquisition of 54 salvage vehicle auction facilities. As part of our acquisition and integration strategy, we seek to:

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

  Technology to Enhance and Expand Our Business

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

Our Service Offerings

We offer vehicle suppliers a full range of services, which expedite each stage of the salvage vehicle auction process, maximize proceeds and minimize costs.

  On-line Supplier Access

Through Copart Access, our Internet-based service for vehicle suppliers, we enable suppliers to assign vehicles for auction, check auction calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts and view the historical performance of the vehicles sold at our auctions.

  Salvage Estimation Services

We offer Copart ProQuote, a proprietary service that assists suppliers in the vehicle claims evaluation process by providing on-line salvage value estimates, which helps suppliers determine whether to repair a particular vehicle or deem it a total loss.

  Transportation Services

We operate a fleet of over 600 trucks, which enables us to pick up most of our suppliers' vehicles within 24 hours. To supplement our own fleet of trucks, we also maintain contracts with third-party vehicle transport companies for our facilities. Our national network and transportation capabilities provide cost and time savings to our vehicle suppliers and ensures on-time vehicle pick up and prompt response to catastrophes and natural disasters.

  Vehicle Inspection Stations

We offer certain of our major insurance company suppliers office and yard space to house vehicle inspection stations on-site at our auction facilities. We have over 30 vehicle inspection stations at our facilities nationwide. An on-site vehicle inspection station provides our insurance company suppliers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

  On-Demand Reporting

We provide vehicle suppliers with on-demand reports on-line, via fax or e-mail that summarize data on salvage vehicles that we process for the particular supplier. These reports track our vehicle suppliers' gross and net returns on each vehicle, service charges, and other data that enable our vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process.

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

Percentage Fee Consignment.    Our Percentage Incentive Program ("PIP") is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle's auction price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us. In fiscal year 2002, we processed approximately 67% of all our salvage vehicles under PIP.

Fixed Fee Consignment.    Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee, generally $50 to $175 per vehicle. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Approximately 33% of all salvage vehicles we processed in fiscal year 2002 were processed under the fixed fee consignment program.

  Buyer Network

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair and resale businesses. Our database includes each buyer's vehicle preference and purchasing history. This data enables us to notify, via e-mail, prospective buyers throughout the region or country of salvage vehicles available for bidding that match their vehicle preferences. Listings of salvage vehicles to be auctioned on a particular day and location are also made available on the Internet.

  Auction Process

We offer a flexible and unique auction process designed to maximize the sale prices of the vehicles that we auction. Our live auction process is enhanced by our systems, which permit live Internet bidding from registered buyers to be incorporated into the regular auction process. In addition, prospective buyers are allowed to remotely participate in the auction process by submitting silent bids on-line up to 14 days prior to the actual live auction. The combined use of the Internet bids and live bids helps to ensure that we receive the highest possible price for each vehicle sold. Currently, approximately 47% of the vehicles that we auction receive an Internet bid prior to the actual auction day.

We have also developed other unique systems which we have implemented at some of our facilities that are located in areas which are subject to severe weather conditions. These systems allow such facilities to conduct our regular live auction process as Electronic Video Auctions ("EVAs"). At EVAs, buyers assemble indoors (rather than outdoors in the storage yards) and bid on vehicles as they are displayed on video monitors. EVAs, like all of our other auctions, integrate live bids with previously submitted on-line remote bids. The EVA process helps to ensure higher buyer turn-out and participation rates, thereby achieving maximum sales prices and value for our vehicle suppliers. As of July 31, 2002, EVAs were being used at 57 of our facilities.

  CoPartfinder

CoPartfinder is our unique Internet "search engine" that enables users to locate used vehicle parts quickly and efficiently. CoPartfinder is accessible by the public through its own website. CoPartfinder lists vehicles recently sold at our auctions and identifies the purchasers. This allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. We charge a nominal per-search fee to potential parts buyers, who can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts supplier is identified for a specific part requirement, buyers have the option to call, fax, e-mail or instantly message the dismantler/supplier for additional information. We believe that CoPartfinder provides an incentive for vehicle dismantlers to purchase their salvage vehicles through our auction process.

Supply Arrangements and Supplier Marketing

We obtain salvage vehicles from hundreds of different vehicle suppliers. In fiscal year 2002, vehicles supplied by State Farm Insurance Company accounted for approximately 14% of our revenues. No other supplier accounted for more than 10% of our revenues. Of the total number of vehicles that we processed in fiscal year 2002, we obtained approximately 88% from insurance company suppliers. Our arrangements with our suppliers are either written or oral agreements that are typically subject to cancellation by either party upon 30 to 90 days notice.

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

Buyers

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair and resale businesses. We believe that we have established a broad buyer base by providing buyers of salvage vehicles with a variety of programs and services. To gain admission to one of our auctions and become a registered buyer, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information and have, in most states, a vehicle dismantler's, dealer's, resale or repair license. Registration entitles a buyer to transact business at any of our auctions subject to local licensing and permitting requirements. A buyer may also bring guests to an auction for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate an auction. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing and participation in trade show events. In addition, we have initiated programs specifically designed to address the needs of our wholesale and high volume buyers, including providing streamlined paperwork processing, simplified payment procedures and personalized customer services. No single buyer accounted for more than 2% of our gross proceeds in fiscal year 2002.

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

Management Information Systems

Our primary management information system consists of an expandable, integrated IBM AS/400 mainframe computer system, integrated computer interfaces and proprietary business operating software that we developed and which tracks salvage and public auction vehicles throughout the auction process. We call this proprietary business operating software the Copart Auction System ("CAS") and have implemented CAS at all of our salvage auction facilities. For the public auction business we call this proprietary business operating software Motors Auction Exchange ("MAX"). In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to CAS and MAX data and images in a variety of formats. We also host our own Intranet and Internet platforms.

Employees

As of July 31, 2002, we had approximately 2,532 full-time employees, of whom approximately 206 were engaged in general and administrative functions and approximately 2,326 were engaged in yard and fleet operations. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Environmental Matters

Our operations are subject to various laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities and, during that time, spills of fuel, motor oils and other fluids may occur, resulting in soil, surface water or groundwater contamination. Certain of our facilities store petroleum products and other hazardous materials in above-ground containment tanks and some of our facilities generate waste materials such as solvents or used oils that must be disposed of as non-hazardous or hazardous waste, as appropriate. We have implemented procedures to reduce the amount of soil contamination that may occur at our facilities, and we have initiated safety programs and training of personnel on the safe storage and handling of hazardous materials. We believe that we are in material compliance with all applicable environmental regulations and we do not anticipate any material capital expenditures to remain in environmental compliance.

In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $200,000 which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report which concludes that the soil stabilization has effectively stabilized lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. The consultant will submit an Operations and Maintenance Plan to the Texas regulator providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year annual ground and surface water monitoring plan. If the Operations and Maintenance Plan results demonstrate that the lead-impacted, stabilized soil is not impacting the ground and/or surface water, a no-further-action letter will be requested at that time. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

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

Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles. Among this litigation are lawsuits filed in California against us and rental car company vehicle suppliers which purport to be class actions on behalf of California residents who own previously damaged rental car vehicles that were sold through our auctions on clean titles, which plaintiffs contend should have been sold on salvage certificates. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. We provide for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount of timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal year 2002, vehicles supplied by our two largest suppliers accounted for approximately 14% and 9% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Factors such as mild weather conditions in the United States can have an adverse affect on our revenues and operating results as well as our revenue and earnings growth rates.

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged as a result of weather-related conditions. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and earnings and related growth rates and could have an adverse effect on our operating results. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. In September 2002, we reduced our revenue and earnings projections for the fiscal year ending July 31, 2003 as a result of mild weather conditions experienced in the United States for the first nine months of calendar 2002 and the forecast by the National Oceanic and Atmosphere Administration (NOAA) for current drought conditions affecting nearly half of the country to continue into March of 2003. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

The salvage vehicle auction industry is highly competitive and we may not be able to compete successfully.

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction companies and vehicle dismantlers, many of whom may have established relationships with vehicle suppliers and buyers and may have greater financial resources than us. Due to the limited number of vehicle suppliers, the absence of long-term contractual commitments between us and our suppliers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

•
increase revenues and profitability at acquired and new facilities;

•
maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions; or

•
create new salvage vehicle auction facilities that meet the Company's current revenue and profitability requirements.

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

We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities and only have limited experience in operating public automobile auction facilities. The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public. We intend to expand our public automobile auction facilities, through the acquisition of public auction sites and cannot know whether our existing salvage auction business model will translate successfully into the public automobile auction market. To the extent that we cannot successfully compete in the public automobile auction market, our growth strategy could be harmed.

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

The operation of our auction facilities poses certain environmental risks which could adversely affect our results of operations and financial condition.

Our operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. Environmental issues resulting from fuel spills, oil spillage, or similar problems are also present at our public auction facilities. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 24% of our common stock. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Benicia, California. This facility consists of 29,200 square feet of office space and is under a lease that expires in April 2005. We have entered into an agreement to purchase a 100,000 square foot office building located in Fairfield, California to replace our existing corporate headquarters in fiscal 2003. We also own or lease an additional 97 facilities consisting of an aggregate of approximately 2,844 acres located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho, New Mexico, Kentucky, Delaware, Maine and West Virginia. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles. Among this litigation are lawsuits filed in California against us and rental car company vehicle suppliers which purport to be class actions on behalf of California residents who own previously damaged rental car vehicles that were sold through our auctions on clean titles, which plaintiffs contend should have been sold on salvage certificates. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. We provide for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount of timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2002 fiscal year.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Our executive officers and their ages as of July 31, 2002 are as follows:

Name	Age	Position
Willis J. Johnson	55	Chief Executive Officer and Director
A. Jayson Adair	33	President and Director
Wayne R. Hilty	46	Senior Vice President and Chief Financial Officer
James E. Meeks	53	Executive Vice President, Chief Operating Officer and Director
Vincent W. Mitz	40	Senior Vice President, Marketing
Paul A. Styer	46	Senior Vice President, General Counsel and Secretary

Willis J. Johnson, our co-founder, has served as our Chief Executive Officer since 1986, and has been a board of directors member since 1982. Mr. Johnson served as our President from 1986 until May 1995. Mr. Johnson was an officer and director of U-Pull-It, Inc. ("UPI"), a self-service auto dismantler which he co-founded in 1982, from 1982 through September 1994. Mr. Johnson sold his entire interest in UPI in September 1994. Mr. Johnson has over 30 years of experience in owning and operating auto dismantling companies.

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

James E. Meeks has served as our Vice President and Chief Operating Officer since September 1992 when he joined us concurrent with our purchase of South Bay Salvage Pool (the "San Martin Operation"). Mr. Meeks has served as our Executive Vice President and director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks was also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he operated from 1991 to March 2001. Mr. Meeks has over 35 years of experience in the vehicle dismantling business.

Vincent W. Mitz has served as our Senior Vice President of Marketing since May 1995. Prior thereto, Mr. Mitz was employed by NER Auction Systems since 1981, where he held numerous positions culminating as Vice President of Sales and Operations for NER's New York region from 1990 to 1993 and Vice President of Sales & Marketing from 1993 to 1995.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Price and Distributions

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2002, there were 92,239,859 shares outstanding. Our common stock has been quoted on the Nasdaq National Market under the symbol "CPRT" since March 17, 1994. As of July 31, 2002, we had 1,415 shareholders of record.

2002	High	Low
Fourth Quarter	17.80	11.73
Third Quarter	24.20	14.62
Second Quarter	25.83	19.37
First Quarter	23.67	14.51
2001	High	Low
Fourth Quarter	20.67	14.30
Third Quarter	16.08	11.67
Second Quarter	14.92	9.63
First Quarter	11.50	8.00

Recent Sales of Unregistered Securities

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

In connection with the acquisition of the assets of Sadisco of Georgia, Inc. on August 31, 2001, we issued 262,632 shares of common stock. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, following a fairness hearing conducted before the California Department of Corporations.

In connection with the acquisition of the assets of Vehicle Auction Systems and Transport, Inc. on August 29, 2001, we issued 243,013 shares of common stock. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, following a fairness hearing conducted before the California Department of Corporations.

In connection with the acquisition of land on December 27, 2001, we issued 94,962 shares of common stock. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, following a fairness hearing conducted before the California Department of Corporations.

In connection with the acquisition of the assets of North Texas Insurance Auction, L.P. on June 5, 2002, we issued 361,107 shares of common stock. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, following a fairness hearing conducted before the California Department of Corporations.

In connection with the acquisition by merger of Picol, Inc. dba Mason-Dixon Auto Auction and acquisition of real property from FDV Real Estate on June 28, 2002, we issued 684,235 shares of common stock. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, following a fairness hearing conducted before the California Department of Corporations.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our Selected Consolidated Financial Data as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected operating and balance sheet data presented below have been derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 2002 and 2001 and for each of the years in the three-year period ended July 31, 2002. The selected operating data for the years ended July 31, 1999 and 1998 and the balance sheet data as of July 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included herein:

(in 000's except per share and other data)

	2002	2001	2000	1999	1998
Selected Operating Data
Revenues	$316,456	$253,889	$190,042	$141,751	$114,206
Operating income	89,940	68,117	46,216	33,386	23,508
Income before income taxes	93,658	71,044	47,974	35,123	24,945
Net income	57,389	42,685	29,429	21,966	15,216
Basic per share amounts:
Net income	0.65	0.52	0.36	0.27	0.19
Weighted average shares	88,718	82,340	80,851	80,063	79,088
Diluted per share amounts:
Net income	0.63	0.50	0.35	0.27	0.19
Weighted average shares	91,251	84,614	83,710	82,707	80,697
Balance Sheet Data
Cash, cash equivalents and short-term investments	$132,690	$15,245	$12,165	$37,048	$28,796
Working capital	178,946	63,774	54,042	64,647	54,829
Total assets	535,848	315,064	262,324	218,677	190,942
Total debt	409	712	8,555	7,820	8,425
Shareholders' equity	486,217	269,152	219,890	183,982	160,183
Other Data
Gross proceeds (000's)	$1,208,800	$1,054,169	$844,899	$641,472	$534,818
Number of auction facilities	94	84	76	65	60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program ("PIP") or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.

For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 67%, 62% and 55% of the vehicles we sold, respectively, were processed under PIP. The increase in the percentage of vehicles sold under PIP in fiscal 2002 is due principally to our marketing efforts. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 33%, 38% and 44% of the vehicles we sold, respectively, were processed under fixed fee agreements. The decline in the percentage of vehicles under fixed contracts is the direct result of our marketing efforts to convert contracts from fixed fee to PIP.

Additionally, for the fiscal year ended July 31, 2000, approximately 1% of the vehicles sold by us were processed pursuant to purchase contracts, under which we record the gross proceeds of the vehicle sale in purchased vehicle revenues and the cost of the vehicle in yard and fleet expenses.

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

Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and acquisition costs of vehicles we sold under Purchase Programs. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees and marketing expenses.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired seventeen vehicle auction facilities and established twelve new facilities since the beginning of fiscal 2000. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2002, we have acquired new facilities in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. In fiscal 2000, we acquired facilities in or near Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico and opened new facilities in Graham, Washington; Denver, Colorado and West Palm Beach, Florida. We believe that these acquisitions and openings strengthen our national coverage.

We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers and (iv) developing and expanding public automobile auction facilities. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to vehicle pooling costs, allowance for doubtful accounts, goodwill, income taxes and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to suppliers or buyers and the inability of our suppliers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our suppliers or buyers were to deteriorate, additional allowances may be required.

We evaluate the impairment of goodwill annually at a facility level by comparing the fair value of the reporting unit to its carrying value. Under this accounting policy we have not recognized any charges for the impairment of goodwill. Future adverse changes in market conditions or poor operating results of a facility could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

We evaluate the realizability of our deferred tax assets on an ongoing basis. Generally accepted accounting principles require the assessment of the Company's performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company's ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Based on our historical operating earnings, we believe it is more likely than not that we will realize the benefit of the deferred tax assets recorded and, accordingly, have not established a valuation allowance. Additional timing differences, future earnings trends and/or tax strategies may occur which could warrant a need for a valuation allowance.

We are also required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions. Such estimates involve significant interpretations of regulations and are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, we may be required to reduce the carrying amount of an asset in the future.

Results of Operations

The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

	2002	2001	2000
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Yard and fleet	59.1	59.9	61.4
General and administrative	7.3	7.6	8.2
Depreciation and amortization	5.2	5.7	6.0

Total operating expenses	71.6	73.2	75.6

Operating income	28.4	26.8	24.4
Other income, net	1.2	1.2	0.9

Income before income taxes	29.6	28.0	25.3
Income taxes	11.5	11.2	9.8

Net income	18.1%	16.8%	15.5%

Fiscal 2002 Compared to Fiscal 2001

Revenues were approximately $316.5 million during fiscal 2002, an increase of approximately $62.6 million, or 25%, over fiscal 2001. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles and increased buyer fees. Gross proceeds were approximately $1.2 billion during fiscal 2002, an increase of approximately $154.6 million, or 15%, over fiscal 2001.

New facilities in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas and Greencastle, Pennsylvania contributed $11.7 million of new revenue during fiscal 2002.

Yard and fleet expenses were approximately $187.0 million during fiscal 2002, an increase of approximately $34.9 million, or 23%, over fiscal 2001. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $11.2 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $23.7 million, or 16%, compared to existing facility revenue growth of approximately $50.9 million, or 20%. Yard and fleet expenses decreased to 59% of revenues during fiscal 2002, as compared to 60% of revenues during fiscal 2001.

General and administrative expenses were approximately $23.3 million during fiscal 2002, an increase of approximately $3.9 million, or 20%, over fiscal 2001. This increase was due primarily to increased payroll and other operating expenses. General and administrative expenses decreased to 7% of revenues during fiscal 2002, as compared to 8% of revenues during fiscal 2001.

Depreciation and amortization expense was approximately $16.3 million during fiscal 2002, an increase of approximately $2.0 million, or 14%, over fiscal 2001. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new auction facilities. The adoption of Financial Accounting Standards Board Statement No. 142 reduced goodwill amortization expense by approximately $2.6 million for fiscal 2002. On a pro forma basis, if the Company had applied Statement No. 142 during the prior year, goodwill amortization expense in fiscal 2001 would have been reduced by approximately $2.4 million.

Total other income was approximately $3.7 million during fiscal 2002, an increase of approximately $0.8 million, or 27%, over fiscal 2001. The increase is due to interest income earned on the $126 million raised in our November 2001 follow-on offering, disposal proceeds from certain fixed assets and a decrease in total debt.

Our effective combined federal, state and local income tax rate of 39% for fiscal 2002 was lower than the combined rate of 40% for fiscal 2001, due to changes in estimated state income tax rates.

Due to the foregoing factors, we realized net income of approximately $57.4 million for fiscal 2002, compared to net income of approximately $42.7 million for fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Revenues were approximately $253.9 million during fiscal 2001, an increase of approximately $63.8 million, or 34%, over fiscal 2000. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles. Gross proceeds were approximately $1.1 billion during fiscal 2001, an increase of approximately $209.3 million, or 25%, over fiscal 2000.

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

Total other income was approximately $2.9 million during fiscal 2001, an increase of approximately $1.2 million, or 67%, over fiscal 2000. The increase is due primarily to an insurance settlement, disposal proceeds from certain fixed assets and additional rental income.

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

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, debt financing, public offerings of common stock, and the equity issued in conjunction with certain acquisitions. Cash and cash equivalents increased by approximately $117.4 million in fiscal 2002 and increased by approximately $3.1 million in fiscal 2001. Our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of July 31, 2002, we had working capital of approximately $178.9 million, including cash and cash equivalents of approximately $132.7 million. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

We believe that our currently available cash, cash generated from operations and borrowing availability under our bank credit facilities and equipment leasing lines will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

  Operating Activities

Net cash provided by operating activities increased by $25.1 million from fiscal 2001 to $82.0 million in fiscal 2002, reflecting our increased profitability and timing of routine changes in working capital items.

  Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $85.9 million, $45.9 million and $34.8 million for fiscal 2002, 2001 and 2000, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

During the fiscal year ended July 31, 2002, we used cash and common stock for the acquisition of operations in New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania. The consideration paid consisted of an aggregate cash cost of approximately $8.6 million and approximately $25.7 million in common stock. During the fiscal year ended July 31, 2001, we used cash for the acquisition of operations in Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania, which had an aggregate cash cost of approximately $5.1 million. In addition, we issued approximately $0.9 million in value of our common stock in conjunction with the fiscal 2001 acquisitions. During the fiscal year ended July 31, 2000, we used cash for the acquisition of operations in Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington; Abilene, Texas; San Antonio, Texas and Albuquerque, New Mexico, which had an aggregate cash cost of approximately $20.4 million.

During fiscal year ended July 31, 2002, we used common stock to purchase an existing facility, which we were leasing. The consideration paid consisted of approximately $2.3 million in common stock.

  Financing Activities

In fiscal 2002, we completed a follow-on public offering of 6.9 million shares of our common stock at a price to the public of $19.33 per share, split adjusted. We sold all of the shares and the offering raised $126.1 million after underwriting discounts and offering costs.

In fiscal 2002, 2001 and 2000, we generated approximately $1.1 million, $2.3 million and $2.1 million, respectively, through the exercise of stock options.

In fiscal 2002, 2001 and 2000, we generated approximately $1.7 million, $1.4 million and $0.8 million, respectively, through the issuance of shares under the employee stock purchase program.

  Lease and Purchase Obligations

Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 2002 are as follows:

Fiscal years ending July 31,	Capital Leases	Operating Leases
2003	$342,600	$24,991,900
2004	85,700	22,847,600
2005	—	19,145,800
2006	—	13,797,700
2007	—	9,667,500
Thereafter	—	36,306,700

	428,300	$126,757,200

Less amount representing interest	19,100

	$409,200

We have entered into an agreement to purchase a 100,000 square foot office building located in Fairfield, California for a purchase price of approximately $17 million. Additionally, we have entered into agreements to acquire approximately $0.8 million of additional multi-vehicle transport trucks and forklifts.

  Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. As of July 31, 2002, the Company had available $96.3 million under this facility, after taking into account $3.7 million of outstanding letters of credit. We are subject to customary covenants, including restrictions on the payments of dividends, with which we are in compliance.

As of July 31, 2002, we have agreements with certain financial institutions whereby the institutions will purchase approximately $12.9 million of yard and fleet equipment which will be leased back to us under operating leases.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt the provisions of SFAS No. 143 commencing August 1, 2002 and it is not expected to have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. We will adopt the provisions of SFAS No. 144 commencing August 1, 2002 and it is not expected to have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 "Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000" (SFAS 145). SFAS revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and is not expected to have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit and discontinued activities initiated after December 31, 2002 and is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to financial market risk is interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments for speculative or trading purposes. We invest primarily in corporate securities, bank certificates, U.S. Treasury and Agency Obligations, asset-backed securities, repurchase agreements, auction rate debt instruments and money market mutual funds and generally hold them to maturity. Consequently, we do not expect any material loss with respect to our investment portfolio.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is 90 days or less. Our guidelines also establish credit quality standards, limits on exposure to any one issue as well the type of instruments. Due to the limited duration and credit risk criteria in our guidelines, we do not expect that our exposure to market and credit risk will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a) for an index to the financial statements and supplementary financial information, which are attached thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K in connection with the Company's Annual Meeting of Shareholders to be held on December 4, 2002 (the "Proxy Statement") under the heading "Election of Directors."

Information regarding executive officers is included in Item 4A, Part I hereof under the caption "Executive Officers of the Registrant."

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference from the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we are in the process of developing disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Pursuant to SEC Release No. 34-46427 (August 29, 2002), the disclosure required pursuant to Item 307(a) of Regulation S-K relating to an evaluation of disclosure controls and procedures will be contained in our Quarterly Report on Form 10-Q for the quarter ending October 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page
		The following documents are filed as part of this report:
(a)	1.	Index to Consolidated Financial Statements
		Independent Auditors' Report	33
		Consolidated Balance Sheets at July 31, 2002 and 2001	34
		Consolidated Statements of Income for the three years ended July 31, 2002	35
		Consolidated Statements of Shareholders' Equity for the three years ended July 31, 2002	36
		Consolidated Statements of Cash Flows for the three years ended July 31, 2002	37
		Notes to Consolidated Financial Statements	38
	2.	Consolidated Financial Statement Schedule II
		Valuation and Qualifying Accounts	50

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant (4)
3.1b	Certificate of Amendment of Articles of Incorporation (4)
3.2	Bylaws of the Registrant, as amended (3)
10.1*	Copart, Inc. 1992 Stock Option Plan, as amended (2)
10.2*	1994 Employee Stock Purchase Plan, with form of Subscription Agreement (2)
10.3*	1994 Director Option Plan, with form of Subscription Agreement (1)
10.4*	Copart, Inc. 2001 Stock Option Plan (6)
10.5	Form of Indemnification Agreement, signed by Executive Officers and Directors and the Company
10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.
10.7	Standard Industrial/Commercial single-tenant lease- net dated as of December 23, 1998 between Wickland Oil Martinez and Copart, Inc.
10.8	Lease agreement dated as of September 14, 2001 between Woodmich L.L.C. and Copart, Inc.
10.9	Office lease dated as of November 2001 between Green Valley Building 12 LLC and Copart, Inc.
10.10	Aircraft lease dated as of April 11, 2002 between Fleet Capital Corporation and Copart, Inc.
10.12	Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank, National Association and Fleet National Bank and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger and Fleet National Bank, as Syndication Agent, dated February 23, 2001 (5)
23.1	Consent of KPMG LLP (see page 51)
24.1	Power of Attorney (included on page 30)
99.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Wayne R. Hilty, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)
Incorporated by reference from exhibit to registrant's Form 10-Q for the quarter ended January 31, 2001, filed with the Securities and Exchange Commission on March 16, 2001.

(6)
Incorporated by reference from exhibit to registrant's Form 10-Q for the quarter ended January 31, 2002, filed with the Securities and Exchange Commission on March 18, 2002.

*
Denotes a compensation plan in which an executive officer participates

(b)
Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the fourth quarter ended July 31, 2002.

(c)
Exhibits. See response to Item 15(a)(3) above.

(d)
Financial Statement Schedule. See response to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
COPART, INC.
October 16, 2002	By:	/S/ WILLIS J. JOHNSON Willis J. Johnson Chief Executive Officer

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

Signature	Capacity in Which Signed	Date

/S/ WILLIS J. JOHNSON Willis J. Johnson	Chief Executive Officer (Principal Executive Officer and Director)	October 16, 2002
/S/ WAYNE R. HILTY Wayne R. Hilty	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 16, 2002
/S/ A. JAYSON ADAIR A. Jayson Adair	Director	October 16, 2002
/S/ HAROLD BLUMENSTEIN Harold Blumenstein	Director	October 16, 2002
/S/ JAMES GROSFELD James Grosfeld	Director	October 16, 2002
/S/ JAMES E. MEEKS James E. Meeks	Director	October 16, 2002
/S/ MARVIN L. SCHMIDT Marvin L. Schmidt	Director	October 16, 2002
/S/ JONATHAN VANNINI Jonathan Vannini	Director	October 16, 2002

CERTIFICATION

I, Willis J. Johnson, Chairman & Chief Executive Officer of Copart, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Copart, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and,

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 16, 2002

/s/ WILLIS J. JOHNSON Willis J. Johnson Chairman & Chief Executive Officer

CERTIFICATION

I, Wayne R. Hilty, Senior Vice President and Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Copart, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and,

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 16, 2002

/s/ WAYNE R. HILTY Wayne R. Hilty Senior Vice President Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Copart, Inc.:

We have audited the accompanying consolidated balance sheets of Copart, Inc. and subsidiaries ("the Company") as of July 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, effective August 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/  KPMG LLP

KPMG LLP

San Francisco, California
September 13, 2002

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2002	July 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$132,690,000	$15,245,200
Accounts receivable, net	64,071,900	64,907,300
Vehicle pooling costs	20,014,500	19,845,400
Prepaid expenses and other assets	9,216,000	7,866,200

Total current assets	225,992,400	107,864,100
Deferred income taxes	—	1,084,400
Property and equipment, net	197,768,700	114,997,600
Intangibles and other assets, net	9,166,400	8,364,700
Goodwill	102,920,100	82,753,400

Total assets	$535,847,600	$315,064,200

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$324,500	$302,900
Accounts payable and accrued liabilities	31,893,400	26,769,800
Deferred revenue	8,352,000	8,863,100
Income taxes payable	2,632,000	4,975,500
Deferred income taxes	3,646,500	2,982,500
Other current liabilities	198,000	196,500

Total current liabilities	47,046,400	44,090,300
Deferred income taxes	1,063,100	—
Long-term debt, less current portion	84,700	409,200
Other liabilities	1,436,400	1,412,300

Total liabilities	49,630,600	45,911,800

Commitments and contingencies
Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 92,239,859 and 83,000,445 shares issued and outstanding at July 31, 2002 and 2001, respectively	287,767,400	128,092,000
Retained earnings	198,449,600	141,060,400

Total shareholders' equity	486,217,000	269,152,400

Total liabilities and shareholders' equity	$535,847,600	$315,064,200

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended July 31,
	2002		2001		2000
Revenues		$316,455,800		$253,889,400		$190,042,300

Operating costs and expenses:
Yard and fleet		186,952,500		152,052,500		116,697,300
General and administrative		23,255,600		19,369,600		15,649,800
Depreciation and amortization		16,308,200		14,350,000		11,479,000

Total operating expenses		226,516,300		185,772,100		143,826,100

Operating income		89,939,500		68,117,300		46,216,200

Other income (expense):
Interest expense		(39,700)		(494,500)		(549,800)
Interest income		1,870,000		1,498,100		1,640,600
Other income		1,887,800		1,922,800		667,000

Total other income		3,718,100		2,926,400		1,757,800

Income before income taxes		93,657,600		71,043,700		47,974,000
Income taxes		36,268,400		28,358,700		18,544,900

Net income		$57,389,200		$42,685,000		$29,429,100

Basic net income per share	$	..65	$	..52	$	..36

Weighted average shares outstanding		88,717,600		82,339,500		80,851,200

Diluted net income per share	$	..63	$	..50	$	..35

Weighted average shares and dilutive potential common shares outstanding		91,251,000		84,614,400		83,709,800

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Outstanding shares	Amount	Retained Earnings	Shareholders' Equity
Balances at July 31, 1999	80,535,345	$115,036,100	$68,946,300	$183,982,400
Exercise of stock options and related tax benefit	1,184,007	5,657,300	—	5,657,300
Shares issued for Employee Stock Purchase Plan	110,289	821,600	—	821,600
Net Income	—	—	29,429,100	29,429,100

Balances at July 31, 2000	81,829,641	121,515,000	98,375,400	219,890,400
Shares issued for acquisition	65,624	862,700	—	862,700
Exercise of stock options and related tax benefit	963,849	4,329,700	—	4,329,700
Shares issued for Employee Stock Purchase Plan	141,331	1,384,600	—	1,384,600
Net Income	—	—	42,685,000	42,685,000

Balances at July 31, 2001	83,000,445	128,092,000	141,060,400	269,152,400
Shares issued for acquisitions	1,550,987	25,691,900	—	25,691,900
Shares issued in connection with public offering	6,900,000	126,068,600	—	126,068,600
Shares issued for land purchase	94,962	2,300,000	—	2,300,000
Exercise of stock options and related tax benefit, net of repurchased shares	576,432	3,878,600	—	3,878,600
Shares issued for Employee Stock Purchase Plan	117,033	1,736,300	—	1,736,300
Net Income	—	—	57,389,200	57,389,200

Balances at July 31, 2002	92,239,859	$287,767,400	$198,449,600	$486,217,000

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$57,389,200	$42,685,000	$29,429,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,308,200	14,350,000	11,479,000
Allowance for doubtful accounts	441,000	(80,700)	(1,063,500)
Deferred rent	24,100	(102,900)	(168,700)
(Gain) loss on sale of property and equipment	(735,600)	(152,400)	11,700
Deferred income taxes	2,811,500	772,000	1,312,800
Changes in operating assets and liabilities:
Accounts receivable	1,175,900	(11,634,800)	(12,863,400)
Vehicle pooling costs	828,900	(4,133,500)	(3,878,700)
Prepaid expenses and other current assets	(1,339,800)	(1,422,900)	(3,449,100)
Accounts payable and accrued liabilities	5,125,100	5,124,500	3,811,200
Deferred revenue	(511,100)	1,175,000	1,823,500
Income taxes	473,800	10,319,100	(248,700)

Net cash provided by operating activities	81,991,200	56,898,400	26,195,200

Cash flows from investing activities:
Purchase of property and equipment	(85,937,000)	(45,932,400)	(34,786,800)
Proceeds from sale of property and equipment	1,688,400	1,517,800	483,300
Purchase of net current assets in connection with acquisitions	(1,413,500)	(1,036,700)	(1,972,500)
Purchase of property and equipment in connection with acquisitions	(3,366,900)	(406,600)	(2,235,600)
Purchase of intangible assets in connection with acquisitions	(3,780,700)	(3,655,700)	(16,217,900)
Other intangible asset additions	(300,000)	(150,000)	—

Net cash used in investing activities	(93,109,700)	(49,663,600)	(54,729,500)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	126,068,600	—	—
Proceeds from the exercise of stock options	1,061,300	2,303,300	2,095,400
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,736,300	1,384,600	821,600
Proceeds from issuance of notes payable	—	—	994,500
Principal payments on notes payable	(302,900)	(7,842,400)	(260,100)

Net cash provided by (used in) financing activities	128,563,300	(4,154,500)	3,651,400

Net increase (decrease) in cash and cash equivalents	117,444,800	3,080,300	(24,882,900)
Cash and cash equivalents at beginning of period	15,245,200	12,164,900	37,047,800

Cash and cash equivalents at end of period	$132,690,000	$15,245,200	$12,164,900

Supplemental disclosure of cash flow information:
Interest paid	$39,700	$494,500	$549,800

Income taxes paid	$33,114,300	$17,995,700	$17,480,800

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002, 2001 and 2000

(1) Summary of Significant Accounting Policies and Practices

Description of Business

Copart, Inc. and its subsidiaries ("the Company") provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed vehicle dismantlers, rebuilders, repair licensees and used vehicle dealers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenues, which generally consist of salvage fees charged to vehicle suppliers and buyers, are generally recorded at the date the vehicles are sold at auction. No provision for returns has been established, as all sales are final with no right of return.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of: 3 to 7 years for transportation and other equipment; 5 to 10 years for office furniture and equipment; and 15 to 40 years or life of lease, whichever is shorter, for buildings and leasehold improvements.

Intangible Assets

Intangible assets consist primarily of covenants not to compete and options to purchase leased property. Amortization, except for the options to purchase leased property, is provided on the straight-line basis over the estimated lives, which range from 5 to 7 years.

Fair Value of Financial Instruments

The amounts recorded for financial instruments in the Company's consolidated financial statements, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximate fair value as of July 31, 2002 and 2001.

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

Net Income Per Share

Basic net income per share amounts were computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share amounts were computed by dividing net income by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding using the treasury stock method.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method for stock-based awards to employees. Compensation expense is recorded for the Company's stock options on the date of grant, to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for common stock. Options granted to consultants and other non-employees are accounted for at fair value.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Business Combinations and Goodwill

On August 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on the Company's results of operations or financial position. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level (note 13).

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value.

Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the classifications used in 2002.

(2) Acquisitions

Fiscal 2002 Transactions

During fiscal 2002 the Company made the following six acquisitions: Delaware Public Auto Auction, of New Castle, Delaware; Sadisco, of Savannah, Georgia; Sadisco of Tifton, Georgia; Capital Auto Salvage, of Charleston, West Virginia; North Texas Insurance Auto Auction, L.P., of Haslet, Texas and Mason-Dixon Auto Auction, of Greencastle, PA. The consideration paid for these acquisitions consisted of $8,561,100 in cash and 1,550,987 shares of common stock valued at approximately $25,691,900. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $11.6 million of revenues during fiscal 2002. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $20,166,700 has been recorded as goodwill. The Company estimates $16,566,700 of the total goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $2,100,000 for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years, based upon the agreements. In conjunction with the New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Haslet, Texas acquisitions, the Company entered into leases for the use of these facilities.

Fiscal 2001 Transactions

During fiscal 2001 the Company made the following three acquisitions: Auto Salvage Disposal, Inc., of Chatham, Virginia; Twin City Salvage Pool, Inc., of Shreveport, Louisiana and Mountain State Auto Auction, Inc., of Mount Morris, Pennsylvania. The consideration paid for these acquisitions consisted of $5,099,000 in cash and 65,624 shares of common stock valued at approximately $862,700. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $1.9 million of revenues during fiscal 2001. The excess of the purchase price over fair market value of the net identifiable assets acquired of $3,505,700 has been recorded as goodwill. In addition, the Company paid $150,000 for covenants not to compete relating to these acquisitions, which are being amortized over the life of these agreements. In conjunction with the Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania acquisitions, the Company entered into leases for the use of these facilities.

Fiscal 2000 Transactions

During fiscal 2000 the Company made the following eight acquisitions: Buchanan Auto & Auction, of Chesapeake, Virginia; Pekin Auto Storage Pool, Ltd., of Peoria, Illinois; Ronnie's Auto Auction, Inc., of North Boston, Massachusetts; Idaho Insurance Auto Pools, Inc., of Boise, Idaho; DAA's Northwest Salvage Auction, of Pasco, Washington; Brokaw's, of Abilene, Texas; Texas Alamo Salvage Pool, Inc., of San Antonio, Texas and New Mexico Salvage Pool, of Albuquerque, New Mexico. The consideration paid for these acquisitions consisted of $20,426,000 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $6.4 million of revenues during fiscal 2000. The excess of the purchase price over fair market value of the net identifiable assets acquired of $11,751,900 has been recorded as goodwill. In addition, the Company paid $4,466,000 for covenants not to compete relating to these acquisitions, which are being amortized over the life of these agreements. In conjunction with the Chesapeake, Virginia; Peoria, Illinois; North Boston, Massachusetts; Boise, Idaho; Pasco, Washington and Albuquerque, New Mexico acquisitions, the Company entered into leases for the use of these facilities.

Pro forma financial information for these acquisitions does not result in a significant change from actual results for 2002 and 2001.

(3) Accounts Receivable

Accounts receivable consists of the following:

July 31,	2002	2001
Advance charges receivable	$43,067,600	$42,768,900
Trade accounts receivable	18,628,800	19,624,700
Other receivables	3,578,700	4,157,900

	65,275,100	66,551,500
Less allowance for doubtful accounts	1,203,200	1,644,200

	$64,071,900	$64,907,300

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

(4) Property and Equipment

Property and equipment consists of the following:

July 31,	2002	2001
Transportation and other equipment	$13,042,700	$11,625,300
Office furniture and equipment	30,294,200	22,369,300
Land	77,967,700	39,890,900
Buildings and leasehold improvements	124,238,400	75,311,100

	245,543,000	149,196,600
Less accumulated depreciation and amortization	47,774,300	34,199,000

	$197,768,700	$114,997,600

Included in property and equipment as of July 31, 2002 and 2001 are $994,500 and $1,231,800, respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $397,800 and $355,900 as of July 31, 2002 and 2001, respectively.

(5) Intangibles and Other Assets

Intangibles and other assets consists of the following:

July 31,	2002	2001
Covenants not to compete	$10,861,000	$8,461,000
Options to purchase leased property	3,455,000	3,455,000
Other	284,000	284,000

	14,600,000	12,200,000
Less accumulated amortization	5,433,600	3,835,300

	$9,166,400	$8,364,700

(6) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

July 31,	2002	2001
Trade accounts payable	$4,730,500	$2,968,400
Accounts payable to insurance companies	13,549,500	15,429,700
Accrued insurance	3,967,100	1,578,800
Accrued compensation and benefits	8,552,000	5,918,800
Other accrued liabilities	1,094,300	874,100

	$31,893,400	$26,769,800

(7) Long-Term Debt

Long-term debt consists of the following:

July 31,	2002	2001
Notes payable under capital leases, secured by equipment, payable in monthly installments of $4,600 to $24,000 through October 2003, bearing interest at 6.9% per annum	409,200	712,100

	409,200	712,100
Less current portion	324,500	302,900

	$84,700	$409,200

The aggregate maturities of the Company's long-term debt are as follows:

Fiscal years ending July 31,
2003	$324,500
2004	84,700

$409,200

On February 23, 2001, the Company entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. As of July 31, 2002, the

Company had available $96.3 million under this facility, after taking into account $3.7 million of outstanding letters of credit. The Company is subject to customary covenants, including restrictions on the payments of dividends, with which the Company is in compliance.

(8) Shareholders' Equity

In fiscal 2002, the Company declared a three-for-two forward common stock split. The accompanying consolidated financial statements have been restated to reflect the stock split.

In fiscal 2002, the Company completed a follow-on public offering of 6.9 million shares of common stock at a price to the public of $19.33 per share. The Company sold all of the shares and the offering raised $126.1 million after underwriting discounts and offering costs.

In December 2001, the Company adopted the Copart, Inc. 2001 Stock Option Plan (the "Plan"), presently covering an aggregate of 4,500,000 shares of the Company's Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a two or five year period. The Plan replaces the Company's 1992 Stock Option Plan (the "1992 Plan") which expired in August 2002.

In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which an aggregate of 240,000 shares of the Company's common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified stock options to purchase 18,000 shares and subsequent grants to purchase 9,000 additional shares upon election and each subsequent re-election to the Company's board of directors, respectively.

The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2002.

The Copart, Inc. Employee Stock Purchase Plan (the "ESPP") provides for the purchase of up to an aggregate of 1,500,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The number of shares of Common Stock issued pursuant to the ESPP during each of fiscal 2002, 2001 and 2000 was 117,033, 141,331 and 110,289, respectively.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method. For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of 0.60, a forfeiture rate of 0.06, a weighted-average expected life of the options of five years and a risk-free interest rate of 5.5%, 5.8% and 6.0% for 2002, 2001 and 2000, respectively. The weighted average fair value of options granted were $9.36, $12.16 and $8.62, for 2002, 2001 and 2000, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results. The Company's pro forma net income and net income per common share would approximate the following:

	As Reported	Pro Forma
Fiscal Year Ended July 31, 2002:
Net income	$57,389,200	$54,375,300

Basic net income per share	$.65	$.61

Diluted net income per share	$.63	$.60

Fiscal Year Ended July 31, 2001:
Net income	$42,685,000	$40,043,000

Basic net income per share	$.52	$.49

Diluted net income per share	$.50	$.47

Fiscal Year Ended July 31, 2000:
Net income	$29,429,100	$28,090,400

Basic net income per share	$.36	$.35

Diluted net income per share	$.35	$.34

A summary of stock option activity for the fiscal years ended July 31, 2002, 2001 and 2000 follows:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,244,549	$7.51	4,820,898	$4.28	5,135,799	$2.55
Granted	397,500	17.65	1,402,500	15.15	885,000	10.59
Exercised	(598,102)	2.57	(963,849)	2.39	(1,184,007)	1.77
Cancelled	(76,200)	12.16	(15,000)	11.13	(15,894)	2.09

Outstanding at year end	4,967,747	$8.77	5,244,549	$7.51	4,820,898	$4.28

Options exercisable at year end	2,666,698	$5.73	2,246,300	$3.60	2,409,546	$2.54

A summary of stock options outstanding at July 31, 2002 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2002	Weighted- Average Exercise Price
$2.00 - 2.60	278,646	4.13	$2.12	265,950	$2.10
2.75 - 4.50	2,172,001	5.53	3.41	1,688,001	3.33
5.50 - 17.00	2,366,100	8.48	13.70	706,947	12.62
17.10 - 24.25	151,000	9.39	20.84	7,800	22.53

	4,967,747	8.25	$8.77	2,668,698	$5.73

(9) Income Taxes

The Company's income tax expense (benefit) consists of:

Fiscal years ended July 31,	2002	2001	2000
Federal:
Current	$29,152,300	$23,980,400	$14,657,600
Deferred	2,519,700	653,800	1,333,000

	31,672,000	24,634,200	15,990,600

State:
Current	4,304,600	3,606,300	2,574,500
Deferred	291,800	118,200	(20,200)

	4,596,400	3,724,500	2,554,300

	$36,268,400	$28,358,700	$18,544,900

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to income before income taxes and the actual income tax expense follows:

	2002	2001	2000
Income tax expense at statutory rate	35%	35%	35%
State income taxes, net of federal income tax benefit	4	4	4
Amortization of goodwill	—	2	2
Other differences	—	(1)	(2)

	39%	40%	39%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

July 31,	2002	2001
Deferred tax assets:
Allowance for doubtful accounts receivable	$539,700	$709,500
Accrued vacation	899,100	724,000
State taxes	1,618,700	1,221,400
Depreciation	3,537,000	3,593,000

Total gross deferred tax assets	6,594,500	6,247,900

Deferred tax liabilities:
Vehicle pooling costs	(6,704,000)	(5,637,400)
Amortization of intangible assets	(4,600,100)	(2,508,600)

Total gross deferred tax liabilities	(11,304,100)	(8,146,000)

Net deferred tax liability	$(4,709,600)	$(1,898,100)

Based on the Company's historical operating earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has not established a valuation allowance.

In fiscal 2002, 2001 and 2000, the Company recognized a tax benefit of $2,817,300, $2,026,400 and $3,561,900, respectively, upon the exercise of certain stock options which is reflected in shareholders' equity.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002, 2001 and 2000 (Continued)

(10) Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

Fiscal years ending July 31,	2002	2001	2000
Basic weighted shares outstanding	88,717,600	82,339,500	80,851,200
Effect of dilutive securities-stock options	2,533,400	2,274,900	2,858,600

Diluted weighted average shares outstanding	91,251,000	84,614,400	83,709,800

Options to purchase 1,105,500 shares of common stock at an average price of $17.31 per share were outstanding during the fiscal year ended July 31, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. No options were anti-dilutive for fiscal year 2001 and 2000.

(11) Major Customers

In fiscal 2002, two customers accounted for 14% and 9% of the Company's revenue, respectively. In fiscal 2001, these two customers accounted for 13% and 9%, and in fiscal 2000, they accounted for 15% and 12% of the Company's revenue, respectively. At July 31, 2002 these two customers accounted for 13% and 7% of accounts receivable, respectively. At July 31, 2001 they accounted for 10% and 6%, and at July 31, 2000 they accounted for 8% and 6% of accounts receivable, respectively. No other customer accounted for more than 4% of revenues.

(12) Commitments and Contingencies

Leases:

The Company leases certain facilities under operating leases and in some cases has either a right of first refusal to acquire or option to purchase certain facilities at fair value. Facilities rental expense for the fiscal years ended July 31, 2002, 2001 and 2000 aggregated, $14,084,000, $11,987,000 and $9,866,000, respectively.

As of July 31, 2002, the Company has agreements with certain financial institutions whereby the institutions will purchase approximately $12,850,000 of yard and fleet equipment which will be leased back to the Company under operating leases. Yard and fleet equipment rental expense for the fiscal years ended July 31, 2002, 2001 and 2000 aggregated approximately, $8,597,000, $7,000,000 and $5,200,000, respectively.

Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 2002 are as follows:

Fiscal years ending July 31,	Capital Leases	Operating Leases
2003	$342,600	$24,991,900
2004	85,700	22,847,600
2005	—	19,145,800
2006	—	13,797,700
2007	—	9,667,500
Thereafter	—	36,306,700

	428,300	$126,757,200

Less amount representing interest	19,100

	$409,200

Commitments:

The Company has entered into an agreement to purchase a 100,000 square foot office building located in Fairfield, California for a purchase price of approximately $17 million, to replace its current corporate headquarters. The Company also entered into a sublease of its existing corporate building, which is under lease through April 2005. Additionally, the Company has entered into agreements to acquire approximately $800,000 of multi-vehicle transport trucks and forklifts.

The Company had outstanding letters of credit of $3.7 million at July 31, 2002. These letters of credit secure certain insurance obligations.

Contingencies:

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles. Among this litigation are lawsuits filed in California against the Company and rental car company vehicle suppliers which purport to be class actions on behalf of California residents who own previously damaged rental car vehicles that were sold through Copart's auctions on clean titles, which plaintiffs contend should have been sold on salvage certificates. The Company is also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. The Company provides for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount of timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on the Company's financial position, results of operations or cash flows of the Company.

(13) Change in Accounting Principles

On August 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

In accordance with SFAS No. 142, the Company completed the transitional impairment test of goodwill during the second quarter of fiscal 2002. That effort, and the Company's assessment of identifiable intangible assets, indicated no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company's annual impairment test was performed in the fourth quarter of fiscal 2002. The results of this test indicated that goodwill was not impaired.

The following table sets forth intangible assets by major asset class:

Fiscal years ending July 31,	2002	2001
Amortized intangibles:
Covenants not to compete	$10,861,000	$8,461,000
Accumulated amortization	(5,150,300)	(3,582,000)

Net intangibles	$5,710,700	$4,879,000

Aggregate amortization expense on intangible assets was approximately $1,598,400 and $1,436,800 for the fiscal years ended July 31, 2002 and 2001, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2003	$1,668,100
2004	1,567,100
2005	1,214,100
2006	721,000
2007	493,500

The change in the carrying amount of goodwill for the twelve months ended July 31, 2002 is as follows:

Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	20,166,700
Impairment adjustment	—

Balance as of July 31, 2002	$102,920,100

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of fiscal 2000:

Fiscal years ended July 31,	2002	2001	2000
Net income, as reported	$57,389,200	$42,685,000	$29,429,100
Goodwill amortization, net of tax effect	—	1,427,800	1,336,600

Adjusted net income	$57,389,200	$44,112,800	$30,765,700

Basic earnings per share, as reported	$0.65	$0.52	$0.36
Goodwill amortization, net of tax effect	—	0.02	0.02

Adjusted basic net income per share	$0.65	$0.54	$0.38

Diluted earnings per share, as reported	$0.63	$0.50	$0.35
Goodwill amortization, net of tax effect	—	0.02	0.02

Adjusted diluted net income per share	$0.63	$0.52	$0.37

(14) Related Party Transactions

The Company leases certain of its facilities from affiliates of the Company under various lease agreements. Rental payments under these leases aggregated $533,800, $681,500 and $587,300 for the fiscal years ended July 31, 2002, 2001 and 2000, respectively, and expire on various dates through 2005.

An affiliate provided $413,100 and $614,300 of tow services to the Company in fiscal 2001 and 2000, respectively.

(15) Noncash Financing and Investing Activities

In fiscal 2002, the Company acquired $18,487,000 of intangible assets and $9,505,900 of tangible assets through the issuance of common stock in conjunction with the New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Haslet, Texas and Greencastle, Pennsylvania acquisitions and purchase of land at the Baton Rouge, Louisiana location. In fiscal 2002, the Company received 21,670 shares of common stock as payment for the exercise of 148,000 shares of common stock under the 1992 Stock Option Plan. The Company retired these shares upon receipt. In fiscal 2001, the Company acquired $774,600 of intangible assets and $88,100 of tangible assets through the issuance of common stock in conjunction with the Shreveport, Louisiana acquisition.

(16) Quarterly Information (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
Fiscal year 2002
Revenues	$72,282,500	$71,382,300	$90,158,100	$82,632,300

Operating income	$20,463,800	$19,159,100	$26,011,100	$24,304,900

Net income	$12,758,200	$12,495,200	$16,600,400	$15,534,600

Basic net income per share	$.15	$.14	$.18	$.17

Diluted net income per share	$.15	$.14	$.18	$.17

	First	Second	Third	Fourth
Fiscal year 2001
Revenues	$57,139,400	$56,638,200	$71,480,600	$68,631,200

Operating income	$13,947,000	$14,821,000	$19,080,100	$20,269,200

Net income	$8,919,200	$9,349,200	$11,485,200	$12,931,400

Basic net income per share	$.11	$.11	$.14	$.16

Diluted net income per share	$.11	$.11	$.13	$.15

SCHEDULE II

COPART, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal years ended July 31, 2002, 2001 and 2000

Description and fiscal year	Balance at beginning of year	Charged to costs and expenses	Deductions Applications to bad debt	Balance at end of year
Allowance for doubtful accounts:
July 31, 2002	$1,644,200	$153,100	$(594,100)	$1,203,200

July 31, 2001	$1,563,500	$643,700	$(563,000)	$1,644,200

July 31, 2000	$500,000	$1,359,500	$(296,000)	$1,563,500

QuickLinks

Table Of Contents
PART I
  ITEM 1. BUSINESS
FACTORS THAT MAY AFFECT FUTURE RESULTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
INDEPENDENT AUDITORS' REPORT
COPART, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COPART, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 31, 2002, 2001 and 2000
  SCHEDULE II
COPART, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts Fiscal years ended July 31, 2002, 2001 and 2000