Form 10-Q
period 2002-10-31
COPART INC
filed 2002-12-16
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2002
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)

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

YES ☒    NO ☐

        Number of shares of Common Stock outstanding as of December 13, 2002: 92,338,859

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

October 31, 2002

Copart, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2002	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$125,679,100	$132,690,000
Accounts receivable, net	66,501,500	64,071,900
Vehicle pooling costs	20,774,200	20,014,500
Prepaid expenses and other assets	13,232,900	9,216,000

Total current assets	226,187,700	225,992,400
Property and equipment, net	213,311,100	197,768,700
Intangibles and other assets, net	9,148,300	9,166,400
Goodwill	108,662,600	102,920,100

Total assets	$557,309,700	$535,847,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$330,200	$324,500
Accounts payable and accrued liabilities	32,236,200	31,893,400
Deferred revenue	8,613,200	8,352,000
Income taxes payable	7,500,500	2,632,000
Deferred income taxes	4,974,300	3,646,500
Other current liabilities	180,600	198,000

Total current liabilities	53,835,000	47,046,400
Deferred income taxes	1,063,100	1,063,100
Long-term debt, less current portion	—	84,700
Other liabilities	1,424,200	1,436,400

Total liabilities	56,322,300	49,630,600

Commitments and contingencies
Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 92,264,859 and 92,239,859 shares issued and outstanding at October 31, 2002 and July 31, 2002, respectively	287,831,300	287,767,400
Retained earnings	213,156,100	198,449,600

Total shareholders' equity	500,987,400	486,217,000

Total liabilities and shareholders' equity	$557,309,700	$535,847,600

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended Oct 31,
	2002	2001
Revenues	$83,494,900	$72,282,500

Operating costs and expenses:
Yard and fleet	47,568,500	43,231,500
General and administrative	6,598,100	5,113,400
Depreciation and amortization	5,630,800	3,473,800

Total operating expenses	59,797,400	51,818,700

Operating income	23,697,500	20,463,800

Other income (expense):
Interest expense	(6,600)	(11,900)
Interest income	461,700	242,900
Other income	155,700	393,100

Total other income	610,800	624,100

Income before income taxes	24,308,300	21,087,900
Income taxes	9,601,800	8,329,700

Net income	$14,706,500	$12,758,200

Basic net income per share	$.16	$.15

Weighted average shares outstanding	92,248,900	83,184,400

Diluted net income per share	$.16	$.15

Weighted average shares and dilutive potential common shares outstanding	94,056,300	86,232,100

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net income	$14,706,500	$12,758,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,630,800	3,473,800
Deferred rent	(12,200)	(19,000)
Gain on sale of property and equipment	(146,500)	(106,900)
Deferred income taxes	1,327,800	—
Changes in operating assets and liabilities:
Accounts receivable	(2,152,600)	(2,112,200)
Vehicle pooling costs	(725,400)	(340,800)
Prepaid expenses and other current assets	(4,016,900)	(4,193,000)
Accounts payable and accrued liabilities	325,400	2,613,700
Deferred revenue	261,200	419,700
Income taxes	4,868,500	4,681,400

Net cash provided by operating activities	20,066,600	17,174,900

Cash flows from investing activities:
Purchase of property and equipment	(20,678,100)	(17,406,300)
Proceeds from sale of property and equipment	388,400	204,600
Purchase of net current assets in connection with acquisitions	(311,300)	(479,900)
Purchase of property and equipment in connection with acquisitions	(292,300)	(135,000)
Purchase of intangible assets in connection with acquisitions	(6,169,100)	(1,529,600)

Net cash used in investing activities	(27,062,400)	(19,346,200)

Cash flows from financing activities:
Proceeds from the exercise of stock options	63,900	348,600
Principal payments on notes payable	(79,000)	(73,700)

Net cash (used in) provided by financing activities	(15,100)	274,900

Net decrease in cash and cash equivalents	(7,010,900)	(1,896,400)
Cash and cash equivalents at beginning of period	132,690,000	15,245,200

Cash and cash equivalents at end of period	$125,679,100	$13,348,800

Supplemental disclosure of cash flow information:
Interest paid	$6,600	$11,900

Income taxes paid	$3,405,500	$3,420,800

Noncash investing and financing activities:
Value of common stock issued for acquisitions	$—	$8,636,800

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2002
(Unaudited)

NOTE 1—General:

        In the opinion of the management of Copart, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2—Net Income Per Share:

        There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ending October 31,
	2002	2001
Basic weighted shares outstanding	92,248,900	83,184,400
Effect of dilutive securities—stock options	1,807,400	3,047,700

Diluted weighted average shares outstanding	94,056,300	86,232,100

        Options to purchase 3,028,849 shares of common stock at an average price of $13.70 per share were outstanding during the quarter ended October 31, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. No options were anti-dilutive for the quarter ended October 31, 2001.

NOTE 3—Goodwill and Intangible Assets

        The following table sets forth intangible assets by major asset class as of:

	October 31, 2002	July 31, 2002
Amortized intangibles:
Covenants not to compete	$11,287,700	$10,861,000
Accumulated amortization	(5,594,900)	(5,150,300)

Net intangibles	$5,692,800	$5,710,700

        Aggregate amortization expense on intangible assets was approximately $444,600 and $396,200 for the three months ended October 31, 2002 and 2001, respectively. The average life of the covenants not to compete is approximately five years. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2003 (nine months remaining)	$1,283,300
2004	1,640,900
2005	1,279,000
2006	785,800
2007	551,700

        The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	20,166,700
Impairment adjustment	—

Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	5,742,500
Impairment adjustment	—

Balance as of October 31, 2002	$108,662,600

NOTE 4—Segment Reporting

        All of the Company's facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 5—Recently Adopted Accounting Principles

        On August 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

        On August 1, 2002, the Company adopted FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

        On August 1, 2002, the Company adopted FASB SFAS No. 145 "Recission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000" (SFAS 145). SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

NOTE 6—Acquisitions and Opening

        During the first quarter of fiscal 2003, the Company acquired facilities in or near West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia. The consideration paid for these acquisitions consisted of approximately $6.6 million in cash. The acquired net assets consisted of accounts and advance receivables, inventory, fixed assets, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.7 million has been recorded as goodwill. The Company estimates that the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $450,000 for covenants not to compete relating to these acquisitions, which are being amortized over five years. In conjunction with the West Mifflin, Pennsylvania, Reno, Nevada and Richmond, Virginia acquisitions, the Company entered into leases for the use of these facilities.

        During the first quarter of fiscal 2003, the Company opened a new vehicle auction facility in Springfield, Missouri.

NOTE 7—Subsequent Event

        During November 2002, the Company purchased a 100,000 square foot office building located in Fairfield, California for a purchase price of approximately $17 million to replace its current corporate headquarters.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the caption "Factors That May Affect Future Results" beginning on page 14 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

        In each of the quarters ended October 31, 2002 and 2001, approximately 67% of the vehicles we sold were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

        In each of the quarters ended October 31, 2002 and 2001, approximately 33% of the vehicles we sold were processed under fixed fee agreements.

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

Acquisitions and New Operations

        We have experienced significant growth as we have acquired twelve vehicle auction facilities and established ten new facilities since the beginning of fiscal 2001. All of these acquisitions have been accounted for using the purchase method of accounting.

        As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing additional facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, to date in fiscal 2003, we have acquired new facilities located in or near West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in Springfield, Missouri; Corpus Christi, Texas and Fort Pierce, Florida. In fiscal 2002, we acquired new facilities located in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. We believe that these acquisitions and openings strengthen our national coverage.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We defer, in vehicle pooling costs, certain yard and fleet expenses of vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and certain yard and fleet expenses of the period. The primary expenses capitalized are labor, transportation, and vehicle processing. If our allocation of these costs is incorrect then yard and fleet expenses of the current period would be over- or under-stated and the opposite under- or over-statement would occur in the future.

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

Results of Operations

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

        Revenues were approximately $83.5 million during the three months ended October 31, 2002, an increase of approximately $11.2 million, or 16%, over the three months ended October 31, 2001. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles and increased buyer fees. Gross proceeds were approximately $314.0 million during the three months ended October 31, 2002, an increase of approximately $17.8 million, or 6%, over the three months ended October 31, 2001.

        New facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia and Springfield, Missouri contributed approximately $2.8 million of new revenue for the three months ended October 31, 2002.

        Yard and fleet expenses were approximately $47.6 million during the three months ended October 31, 2002, an increase of approximately $4.3 million, or 10%, over the three month period ended October 31, 2001. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.3 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $2.0 million, or 5%, compared to existing facility revenue growth of approximately $8.4 million, or 12%. Yard and fleet expenses decreased to 57% of revenues during the first quarter of fiscal 2003, as compared to 60% of revenues during the same period of fiscal 2002.

        General and administrative expenses were approximately $6.6 million during the three months ended October 31, 2002, an increase of approximately $1.5 million, or 29%, over the comparable period in fiscal 2002. This increase was due primarily to increased payroll, systems development costs for public auction software and other operating expenses. General and administrative expenses increased to 8% of revenues during the first quarter of fiscal 2003, as compared to 7% of revenues during the same period of fiscal 2002.

        Depreciation and amortization expense was approximately $5.6 million during the three months ended October 31, 2002, an increase of approximately $2.2 million, or 62%, over the comparable period in fiscal 2002. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.

        Operating income was $23.7 million during the three months ended October 31, 2002, an increase of approximately $3.2 million, or 16%, over the comparable period in fiscal 2002. Existing facilities produced $3.1 million of the increase due to increased gross proceeds and buyer fees, market share gains and other factors. New facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia and Springfield, Missouri produced $0.1 million of the increase.

        Total other income was approximately $0.6 million during the three months ended October 31, 2002 and October 31, 2001.

        Our effective combined federal, state and local income tax rate was 39.5% for the three months ended October 31, 2002 and October 31, 2001.

        Due to the foregoing factors, we realized net income of approximately $14.7 million for the three months ended October 31, 2002, compared to net income of approximately $12.8 million for the three months ended October 31, 2001.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit and discontinued activities initiated after December 31, 2002 and is not expected to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

        We have financed our growth through cash generated from operations, debt financing, public offerings of common stock and the equity issued in conjunction with certain acquisitions. Cash and cash equivalents decreased by approximately $7.0 million from July 31, 2002 to October 31, 2002. Our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

        As of October 31, 2002, we had working capital of approximately $172.4 million, including cash and cash equivalents of approximately $125.7 million. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

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

  Operating Activities

        Net cash provided by operating activities increased by $2.9 million from the three months ended October 31, 2001 to $20.1 million for the three months ended October 31, 2002, reflecting our increased profitability and timing of routine changes in working capital items.

  Investing Activities

        Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $20.7 million and $17.4 million for the three months ended October 31, 2002, and 2001, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

  Financing Activities

        Net cash provided by financing activities decreased by $0.3 million from the three months ended October 31, 2001, due primarily to fewer stock options exercised as compared to the prior period.

  Lease and Purchase Obligations

        Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at October 31, 2002 are as follows:

Fiscal years ending July 31,	Capital Leases	Operating Leases
2003 (nine months remaining)	$256,000	$19,554,400
2004	85,700	24,232,400
2005	—	20,671,900
2006	—	15,659,200
2007	—	11,540,500
Thereafter	—	42,391,300

	341,700	$134,049,700

Less amount representing interest	11,500

	$330,200

        We have entered into agreements to acquire approximately $3 million of additional multi-vehicle transport trucks and forklifts.

  Credit Facilities

        On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. As of October 31, 2002, the Company had available $93.0 million under this facility, after taking into account $7.0 million of outstanding letters of credit. We are subject to customary covenants, including restrictions on the payments of dividends, with which we are in compliance.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

        Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2003, vehicles supplied by our two largest suppliers accounted for approximately 13% and 8% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4—CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        The company's management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the company may be detected.

  (b)
  Changes in Internal Controls.

        Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

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

COPART, INC.
Wayne R. Hilty, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: December 13, 2002

CERTIFICATION

I, Willis J. Johnson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Copart, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

Willis J. Johnson, Chief Executive Officer

CERTIFICATION

I, Wayne R. Hilty, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Copart, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

Wayne R. Hilty, Chief Financial Officer

QuickLinks

Copart, Inc. and Subsidiaries Index to the Quarterly Report October 31, 2002
Copart, Inc. and Subsidiaries Consolidated Balance Sheets
Copart, Inc. and Subsidiaries Consolidated Statements of Income
Copart, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Copart, Inc. and Subsidiaries Notes to Consolidated Financial Statements October 31, 2002 (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION