Form 10-Q
period 2003-01-31
COPART INC
filed 2003-03-17
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4665 Business Center Drive, Fairfield, CA 94534
(Address of principal executive offices with zip code)

Registrant’s telephone number, including area code: (707) 639-5000

Former address: 5500 East Second Street, Benicia, CA 94510

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Number of shares of Common Stock outstanding as of March 14, 2003: 91,449,021

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

January 31, 2003

PART I – Financial Information

Item 1 - Financial Information
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Acquisitions and Openings
Critical Accounting Policies and Estimates
Results of Operations
Recent Accounting Pronouncements
Liquidity and Capital Resources
Factors That May Affect Future Results

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Changes in Internal Controls

PART II – Other Information

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Exhibits and Reports on Form 8-K
Signatures

ITEM 1-FINANCIAL INFORMATION

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	January 31, 2003	July 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$94,003,800	$132,690,000
Accounts receivable, net	83,341,900	64,071,900
Vehicle pooling costs	23,953,700	20,014,500
Prepaid expenses and other assets	12,222,500	9,216,000
Total current assets	213,521,900	225,992,400
Property and equipment, net	240,728,300	197,768,700
Intangibles and other assets, net	8,709,900	9,166,400
Goodwill	108,662,400	102,920,100
Total assets	$571,622,500	$535,847,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$256,000	$324,500
Accounts payable and accrued liabilities	33,506,300	31,893,400
Deferred revenue	10,136,600	8,352,000
Income taxes payable	2,548,200	2,632,000
Deferred income taxes	6,164,700	3,646,500
Other current liabilities	180,700	198,000
Total current liabilities	52,792,500	47,046,400
Deferred income taxes	1,063,100	1,063,100
Long-term debt, less current portion	19,600	84,700
Other liabilities	1,409,700	1,436,400
Total liabilities	55,284,900	49,630,600
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 92,446,021 and 92,239,859 shares issued and outstanding at January 31, 2003 and July 31, 2002, respectively	289,425,000	287,767,400
Retained earnings	226,912,600	198,449,600
Total shareholders’ equity	516,337,600	486,217,000
Total liabilities and shareholders’ equity	$571,622,500	$535,847,600

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002

Revenues	$82,783,400	$71,382,300	$166,278,300	$143,664,900

Operating costs and expenses:
Yard and fleet	48,197,600	43,132,600	96,076,400	86,364,100
General and administrative	6,475,800	5,403,900	13,073,900	10,517,300
Depreciation and amortization	6,363,200	3,686,700	11,994,000	7,160,400
Total operating expenses	61,036,600	52,223,200	121,144,300	104,041,800
Operating income	21,746,800	19,159,100	45,134,000	39,623,100

Other income (expense):
Interest expense	(6,500)	(10,600)	(13,100)	(22,500)
Interest income	488,200	512,800	949,900	755,800
Other income	286,200	411,400	752,200	804,500
Total other income	767,900	913,600	1,689,000	1,537,800
Income before income taxes	22,514,700	20,072,700	46,823,000	41,160,900

Income taxes	8,758,200	7,577,500	18,360,000	15,907,200
Net income	$13,756,500	$12,495,200	$28,463,000	$25,253,700

Basic net income per share	$.15	$.14	$.31	$.29
Weighted average shares outstanding	92,365,900	89,124,500	92,307,400	86,154,500

Diluted net income per share	$.15	$.14	$.30	$.28
Weighted average shares and dilutive potential common shares outstanding	94,087,800	92,496,700	94,043,500	89,347,300

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended January 31,
	2003	2002
Cash flows from operating activities:
Net income	$28,463,000	$25,253,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,994,000	7,160,400
Deferred rent	(26,700)	8,200
Gain on sale of property and equipment	(135,700)	(216,100)
Deferred income taxes	2,518,200	2,495,200
Changes in operating assets and liabilities:
Accounts receivable	(18,993,000)	(11,687,300)
Vehicle pooling costs	(3,904,900)	(3,461,800)
Prepaid expenses and other assets	(3,006,500)	(2,712,100)
Accounts payable and accrued liabilities	1,595,600	1,936,000
Deferred revenue	1,784,600	1,161,700
Income taxes	(83,800)	(206,800)
Net cash provided by operating activities	20,204,800	19,731,100

Cash flows from investing activities:
Purchase of property and equipment	(54,141,200)	(37,693,900)
Proceeds from sale of property and equipment	507,500	488,900
Purchase of net current assets in connection with acquisitions	(285,500)	(479,900)
Purchase of property and equipment in connection with acquisitions	(301,100)	(135,000)
Purchase of intangible assets in connection with acquisitions	(6,168,900)	(1,522,500)
Other intangible asset additions	—	(300,000)
Net cash used in investing activities	(60,389,200)	(39,642,400)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	126,068,600
Proceeds from the exercise of stock options	579,100	1,392,300
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,078,500	794,900
Payments on long-term debt	(159,400)	(148,900)
Net cash provided by financing activities	1,498,200	128,106,900

Net (decrease) increase in cash and cash equivalents	(38,686,200)	108,195,600

Cash and cash equivalents at beginning of period	132,690,000	15,245,200
Cash and cash equivalents at end of period	$94,003,800	$123,440,800

Supplemental disclosure of cash flow information:
Interest paid	$13,100	$22,500
Income taxes paid	$15,626,500	$12,571,600
Noncash investing and financing activities:
Value of common stock issued for acquisitions and land purchases	$—	$10,936,800

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2003

(Unaudited)

NOTE 1 – General:

In the opinion of the management of Copart, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2002	2002

Basic weighted shares outstanding	92,365,900	89,124,500	92,307,400	86,154,500

Effect of dilutive securities - stock options	1,721,900	3,372,200	1,736,100	3,192,800

Diluted weighted average shares outstanding	94,087,800	92,496,700	94,043,500	89,347,300

Options to purchase 1,672,050 and 46,500 shares of common stock at an average price of $11.63 and $22.52 per share were outstanding during the quarter ended January 31, 2003 and 2002, respectively, and 1,669,050 and 64,500 shares of common stock at an average price of $11.86 and $20.40 were outstanding during the first six months ended January 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	January 31, 2003	July 31, 2002
Amortized intangibles:
Covenants not to compete	$11,287,700	$10,861,000
Accumulated amortization	(6,033,100)	(5,150,300)
Net intangibles	$5,254,600	$5,710,700

Aggregate amortization expense on intangible assets was approximately $438,400 and $409,000 for the three months and approximately $883,100 and $805,200 for the six months ended January 31, 2003 and 2002, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2003 (six months remaining)	$850,600
2004	1,641,600
2005	1,232,600
2006	787,700
2007	535,700
Thereafter	206,400

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	20,166,700
Impairment adjustment	—
Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	5,742,300
Impairment adjustment	—
Balance as of January 31, 2003	$108,662,400

NOTE 4 – Segment Reporting:

All of the Company’s facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 5 – Recently Adopted Accounting Principles:

In June 2002, the  Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s results of operations, financial position or cash flows.

NOTE 6 – Acquisitions and Openings:

To date in fiscal 2003, the Company acquired facilities in or near West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia. The consideration paid for these acquisitions consisted of approximately $6.6 million in cash.   The acquired net assets consisted of accounts and advance receivables, inventory, fixed assets, goodwill and covenants not to compete.  The acquisitions were accounted for using the purchase method of accounting and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income.  The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.7 million has been recorded as goodwill.  The Company estimates that the entire goodwill balance relating to these acquisitions will be deductible for tax purposes.  In addition, the Company paid

$450,000 for covenants not to compete relating to these acquisitions, which are being amortized over five years.  In conjunction with the West Mifflin, Pennsylvania, Reno, Nevada and Richmond, Virginia acquisitions, the Company entered into leases for the use of these facilities.  There were no acquisitions in the second quarter of fiscal 2003.

To date in fiscal 2003, the Company opened new vehicle auction facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California.

NOTE 7 – Employees:

As of January 31, 2003, we had approximately 2,256 full-time employees, of whom approximately 211 were engaged in general and administrative functions and approximately 2,045 were engaged in yard and fleet operations.  We are currently not subject to any collective bargaining agreements; however, during the second quarter ending January 31, 2003, employees at one location voted to join the International Brotherhood of Teamsters Union, and we are currently negotiating with them. We believe that our relationships with our employees are good.

NOTE 8 – Subsequent Events:

On February 20, 2003, the Company announced that its Board of Directors has authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time.  As of March 14, 2003, the Company repurchased a total of 947,000 shares at an average price of $7.43 per share.  The total numbers of shares currently available under the plan are 8,053,000.

On March 7, 2003, the Company announced that its Board of Directors has adopted a Shareholder Rights Plan. Under the plan, the Company will issue a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on Friday, March 21, 2003.

ITEM 2-        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed under the caption “Factors That May Affect Future Results” beginning on page 15 of this report and those discussed elsewhere in this report.  We encourage investors to review these factors carefully.

Although we believe that, based on information currently available to Copart and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.

Overview

We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (“PIP”) or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.

For the three months ended January 31, 2003 and 2002, approximately 68% and 67%, respectively, and for the six months ended January 31, 2003 and 2002, approximately 67% of the vehicles we sold were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the three months ended January 31, 2003 and 2002, approximately 32% and 33%, respectively, and for the six months ended January 31, 2003 and 2002, approximately 33%, of the vehicles we sold were processed under fixed fee agreements.

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

Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and acquisition costs of salvage vehicles that we sold under Purchase Programs. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees and marketing expenses.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Openings

Since the beginning of fiscal 2001, we have acquired twelve vehicle auction facilities and established thirteen new facilities.  All of these acquisitions have been accounted for using the purchase method of accounting.  Although we anticipate that we will continue to open new facilities and acquire established facilities we expect to do so at a slower rate than experienced in prior periods.

To date in fiscal 2003, we have acquired new facilities located in or near West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in Springfield, Missouri; Corpus Christi, Texas; Fort Pierce, Florida and Rancho Cucamonga, California. In fiscal 2002, we acquired new facilities located in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas.  In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. We believe that these acquisitions and openings strengthen our national coverage.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We defer, in vehicle pooling costs, certain yard and fleet expenses of vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and certain yard and fleet expenses of the period. The primary expenses capitalized are labor, transportation, and vehicle processing. If our allocation of these costs change, then yard and fleet expenses of the current period would either increase or decrease and the opposite increase or decrease would occur in the future.

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to suppliers or buyers and the inability of our suppliers or buyers to make required payments.  If billing disputes exceed expectations and/or if the financial condition of our suppliers or buyers were to deteriorate, additional allowances may be required.

We evaluate the impairment of goodwill annually at a facility level by comparing the fair value of the reporting unit to its carrying value. Under this accounting policy we have not recognized any charges for the impairment of goodwill. Future adverse changes in market conditions or poor operating results of a facility could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We evaluate the realizability of our deferred tax assets on an ongoing basis.  Generally accepted accounting principles require the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Based on our historical operating earnings, we believe it is more likely than not that we will realize the benefit of the deferred tax assets recorded and, accordingly, have not established a valuation allowance. Additional timing differences, future earnings trends and/or tax strategies may occur which could warrant a need for a valuation allowance.

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

Results of Operations

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Revenues were approximately $82.8 million during the three months ended January 31, 2003, an increase of approximately $11.4 million, or 16%, over the three months ended January 31, 2002. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles and increased buyer fees. Gross proceeds were approximately $301.9 million during the three months ended January 31, 2003, an increase of approximately $32.3 million, or 12%, over the three months ended January 31, 2002.  In February 2003, we lowered our earnings guidance for the balance of fiscal 2003.  In particular, we cited lower anticipated revenue growth and increases in dereciation and amortization expenses as contributing to slower growth in earnings per share.  Accordingly, we expect our revenue growth rates in future periods to be less than our revenue growth rates in prior periods, due principally to recent weather patterns and competitive factors.

New facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California contributed approximately $4.0 million of new revenue for the three months ended January 31, 2003.

Yard and fleet expenses were approximately $48.2 million during the three months ended January 31, 2003, an increase of approximately $5.1 million, or 12%, over the three month period ended January 31, 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $3.9 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $1.2 million, or 3%, compared to existing facility revenue growth of approximately $7.4 million, or 10%.  Yard and fleet expenses decreased to 58% of revenues during the second quarter of fiscal 2003, as compared to 60% of revenues during the same period of fiscal 2002.

General and administrative expenses were approximately $6.5 million during the three months ended January 31, 2003, an increase of approximately $1.1 million, or 20%, over the comparable period in fiscal 2002. This increase was due primarily to increased payroll, systems development costs for public auction software and other operating expenses. General and administrative expenses remained unchanged at 8% of revenues during the second quarter of fiscal 2003 and fiscal 2002.

Depreciation and amortization expense was approximately $6.4 million during the three months ended January 31, 2003, an increase of approximately $2.7 million, or 73%, over the comparable period in fiscal 2002. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  Growth in capital spending in fiscal 2003 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was $21.7 million during the three months ended January 31, 2003, an increase of approximately $2.6 million, or 14%, over the comparable period in fiscal 2002. Existing facilities produced $2.9 million of the increase due to increased gross proceeds and buyer fees, market share gains and other factors. New facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California produced a $0.3 million decrease in operating income.

Total other income was approximately $0.8 million during the three months ended January 31, 2003, a decrease of approximately $0.1 million from the three months ended January 31, 2002.

Our effective combined federal, state and local income tax rate of 39% for the three months ended January 31, 2003 was higher than the combined rate of 38% for the three months ended January 31, 2002, due to changes in estimated state income tax rates.

Due to the foregoing factors, we realized net income of approximately $13.8 million for the three months ended January 31, 2003, compared to net income of approximately $12.5 million for the three months ended January 31, 2002.

Six Months Ended January 31, 2003 Compared to Six Months Ended January 31, 2002

Revenues were approximately $166.3 million during the six months ended January 31, 2003, an increase of approximately $22.6 million, or 16%, over the six months ended January 31, 2002. The increase in revenues was due primarily to the increase in gross proceeds generated from auctioned salvage vehicles and increased buyer fees. Gross proceeds were approximately $615.9 million during the six months ended January 31, 2003, an increase of approximately $50.1 million, or 9%, over the six months ended January 31, 2002.  As discussed above, we anticipate our revenue growth rates in future periods will be substantially less than the growth rate we have experienced in recent periods.

New facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California contributed approximately $6.8 million of new revenue for the six months ended January 31, 2003.

Yard and fleet expenses were approximately $96.1 million during the six months ended January 31, 2003, an increase of approximately $9.7 million, or 11%, over the six month period ended January 31, 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $6.2 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $3.5 million, or 4%, compared to existing facility revenue growth of $15.8 million, or 11%.  Yard and fleet expenses decreased to 58% of revenues during the second quarter of fiscal 2003, as compared to 60% of revenues during the same period of fiscal 2002.

General and administrative expenses were approximately $13.1 million during the six months ended January 31, 2003, an increase of approximately $2.6 million, or 24%, over the comparable period in fiscal 2002. This increase is due primarily to increased payroll, systems development costs for public auction software and other operating expenses. General and administrative expenses increased to 8% of revenues during the first six months of fiscal 2003, as compared to 7% of revenues during the same period of fiscal 2002.

Depreciation and amortization expense was approximately $12.0 million during the six months ended January 31, 2003, an increase of approximately $4.8 million, or 68%, over the comparable period in fiscal 2002. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  As noted above, we expect the amount of depreciation and amortization expense to continue to be greater than historical expense as a result of substantial capital expenditures made in fiscal 2003 and prior periods.

Operating income was $45.1 million during the six months ended January 31, 2003, an increase of approximately $5.5 million, or 14% over the comparable period in fiscal 2002. Existing facilities produced $5.8 million of the increase due to increased gross proceeds and buyer fees, market share gains and other factors. New facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California produced a $0.3 million decrease in operating income.

Total other income was approximately $1.7 million during the six months ended January 31, 2003, an increase of approximately $0.2 million from the six months ended January 31, 2002.

Our effective combined federal, state and local income tax rate for both of the six months ended January 31, 2003 and 2002 was approximately 39%.

Due to the foregoing factors, we realized net income of approximately $28.5 million for the six months ended January 31, 2003, compared to net income of approximately $25.3 million for the six months ended January 31, 2002.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure portion of this statement for the fiscal quarter ending April 30, 2003. The application of this standard will have no impact on the Company’s results of operations, financial position or cash flows.

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, debt financing, public offerings of common stock and the equity issued in conjunction with certain acquisitions. Cash and cash equivalents decreased by approximately $38.7 million from July 31, 2002 to January 31, 2003, primarily as a result of capital expenditures and cash acquisitions. Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of January 31, 2003, we had working capital of approximately $160.7 million, including cash and cash equivalents of approximately $94.0 million. Our primary source of cash is from the collection of sellers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers’ fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

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

Operating Activities

Net cash provided by operating activities increased by $0.5 million from the six months ended January 31, 2002 to $20.2 million for the six months ended January 31, 2003, reflecting our increased profitability, adjusted for depreciation and amortization and timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $54.1 million and $37.7 million for the six months ended January 31, 2003, and 2002, respectively.  Our capital expenditures have related primarily to opening and improving facilities, acquiring yard equipment and the purchase of new corporate headquarters.

Financing Activities

Net cash provided by financing activities decreased by $126.6 million from the six months ended January 31, 2002, due primarily to the secondary offering in the second quarter of fiscal 2002.

Lease and Purchase Obligations

Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at January 31, 2003 are as follows:

Fiscal years ending July 31,	Capital Leases	Operating Leases

2003 (six months remaining)	$174,900	$14,040,900
2004	94,300	23,895,600
2005	8,700	19,725,200
2006	8,700	14,140,500
2007	1,500	10,200,000
Thereafter	—	30,445,600
Total minimum lease payments	288,100	$112,447,800
Less amount representing interest	12,500
Present value of net minimum lease payments	275,600
Less current installments of obligations under capital leases	256,000
Obligations under capital leases, excluding current installments	$19,600

We have entered into agreements to acquire approximately $0.3 million of additional multi-vehicle transport trucks and forklifts.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. As of January 31, 2003, the Company had available $93.7 million under this facility, after taking into account $6.3 million of outstanding letters of credit. We are subject to customary covenants, including restrictions on the payments of dividends, with which we are in compliance.

Share Repurchase Program

On February 20, 2003, the Company announced that its Board of Directors has authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time.  As of March 14, 2003, the Company repurchased a total of 947,000 shares at an average price of $7.43 per share.  The total numbers of shares currently available under the plan are 8,053,000.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues.  In the second quarter of fiscal 2003, vehicles supplied by our two largest suppliers accounted for approximately

12% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Factors such as mild weather conditions in the United States can have an adverse affect on our revenues and operating results as well as our revenue and earnings growth rates.

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged as a result of weather-related conditions.  Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and earnings and related growth rates and could have an adverse effect on our operating results.  Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding.. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

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

We seek to increase our sales and profitability through the acquisition of other salvage vehicle auction facilities and the development of new salvage vehicle auction facilities.  There can be no assurance that we will be able to:

•	continue to acquire additional facilities on favorable terms;
•	increase revenues and profitability at acquired and new facilities;
•	maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions; or
•	create new salvage vehicle auction facilities that meet the Company’s current revenue and profitability requirements.

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

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control.  Factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;
•	the availability of salvage vehicles;
•	variations in vehicle accident rates;
•	buyer attendance at salvage vehicle auctions;
•	delays or changes in state title processing;
•	changes in state or federal laws or regulations affecting salvage vehicles;

•	our ability to integrate and manage our acquisitions successfully;
•	the timing and size of our new facility openings;
•	the announcement of new vehicle supply agreements by us or our competitors;
•	severity of weather and seasonality of weather patterns;
•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and
•	the availability and cost of general business insurance.
•	labor costs and collective bargaining.

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

We use a fleet of trucks to pick up and deliver vehicles to and from our auction facilities.  We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, labor matters (including from time to time efforts to establish collective bargaining arrangements), availability and price of fuel and other liabilities arising from accidents to the extent we are not covered by insurance.  In addition, our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 25% of our common stock.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

We recently adopted a shareholder rights plan, or poison pill, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In March 2003, our Board of Directors adopted a shareholder rights plan, commonly known as a poison pill.  The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us though an aquisition, merger, or similar transaction.  Such an acquirer could be prevented from consummating one of these transactions even if our shareholders might receive a premium for their shares over then-current market prices.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our acting chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The company’s management, including the chief executive officer and acting chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the company may be detected.

(b)           Changes in Internal Controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on December 4, 2002 (the “Meeting”).

(b)	The following directors were elected at the Meeting:

Willis J. Johnson
Marvin L. Schmidt
A. Jayson Adair
James Grosfeld
James E. Meeks
Jonathan Vannini
Harold Blumenstein

(c)	The results of the vote on the matters voted upon at the meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	66,793,668	10,505,379
	Marvin L. Schmidt	73,600,367	3,698,680
	A. Jayson Adair	66,790,126	10,508,921
	James Grosfeld	73,365,525	3,933,522
	James E. Meeks	66,878,575	10,420,472
	Jonathan Vannini	73,650,963	3,648,084
	Harold Blumenstein	73,365,856	3,933,191

(ii)	Ratification of KPMG LLP as independent auditors for the Company for fiscal year 2003:

	For	Against	Abstained	No Vote
	73,162,147	4,108,764	28,136	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated October 28, 2002 relating to the Meeting.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

1.

The Company filed a current report on Form 8-K on March 5, 2003, to announce the departure of Wayne R. Hilty as our chief financial officer and the appointment of Simon Rote as our acting chief financial officer.

2.

The Company filed a current report on Form 8-K on March 11, 2003, to announce that pursuant to a Preferred Stock Rights Agreement, the Company’s Board of Directors declared a dividend of one right to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of Common Stock of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/S/ SIMON E. ROTE
Simon E. Rote, Vice President and Acting Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 14, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/S/ WILLIS J. JOHNSON
Willis J. Johnson,
Chief Executive Officer

CERTIFICATION

I, Simon E. Rote, certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/S/ SIMON E. ROTE
Simon E. Rote,
Acting Chief Financial Officer