Form 10-Q
period 2003-04-30
COPART INC
filed 2003-06-16
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4665 Business Center Drive, Fairfield, CA 94534
(Address of principal executive offices with zip code)

Registrant’s telephone number, including area code: (707) 639-5000

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒           NO    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒           NO    ☐

Number of shares of Common Stock outstanding as of June 13, 2003: 89,785,821

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

April 30, 2003

ITEM 1-FINANCIAL INFORMATION

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	April 30, 2003	July 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$110,897,400	$132,690,000
Accounts receivable, net	68,079,400	64,071,900
Vehicle pooling costs	21,844,000	20,014,500
Prepaid expenses and other assets	11,354,600	9,216,000
Total current assets	212,175,400	225,992,400
Property and equipment, net	242,424,200	197,768,700
Intangibles and other assets, net	8,274,600	9,166,400
Goodwill	108,704,400	102,920,100
Total assets	$571,578,600	$535,847,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$174,300	$324,500
Accounts payable and accrued liabilities	35,106,300	31,893,400
Deferred revenue	8,957,600	8,352,000
Income taxes payable	3,761,300	2,632,000
Deferred income taxes	5,775,600	3,646,500
Other current liabilities	174,100	198,000
Total current liabilities	53,949,200	47,046,400
Deferred income taxes	4,818,200	1,063,100
Long-term debt, less current portion	17,900	84,700
Other liabilities	1,400,500	1,436,400
Total liabilities	60,185,800	49,630,600
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 89,772,821 and 92,239,859 shares issued and outstanding at April 30, 2003 and July 31, 2002, respectively	269,057,400	287,767,400
Retained earnings	242,335,400	198,449,600
Total shareholders’ equity	511,392,800	486,217,000
Total liabilities and shareholders’ equity	$571,578,600	$535,847,600

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002

Revenues	$93,928,700	$90,158,100	$260,207,000	$233,823,100

Operating costs and expenses:
Yard and fleet	55,012,300	53,013,700	151,088,600	139,378,000
General and administrative	7,909,400	6,892,300	20,983,200	17,409,600
Depreciation and amortization	6,398,300	4,241,000	18,392,300	11,401,400
Total operating expenses	69,320,000	64,147,000	190,464,100	168,189,000
Operating income	24,608,700	26,011,100	69,742,900	65,634,100

Other income (expense):
Interest expense	(4,500)	(9,300)	(17,600)	(31,800)
Interest income	339,500	493,800	1,289,400	1,249,600
Other income	537,100	496,900	1,289,200	1,301,400
Total other income	872,100	981,400	2,561,000	2,519,200
Income before income taxes	25,480,800	26,992,500	72,303,900	68,153,300

Income taxes	10,058,000	10,392,100	28,418,100	26,299,300
Net income	$15,422,800	$16,600,400	$43,885,800	$41,854,000

Basic net income per share	$.17	$.18	$.48	$.48

Weighted average shares outstanding	91,195,100	90,830,500	91,944,800	87,660,800

Diluted net income per share	$.17	$.18	$.47	$.46
Weighted average shares and dilutive potential common shares outstanding	92,599,500	93,515,800	93,586,000	90,229,000

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended April 30,
	2003	2002
Cash flows from operating activities:
Net income	$43,885,800	$41,854,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,392,300	11,401,400
Deferred rent	(35,900)	25,700
Gain on sale of property and equipment	(187,900)	(477,000)
Deferred income taxes	5,884,200	993,900
Changes in operating assets and liabilities:
Accounts receivable	(3,730,400)	1,259,800
Vehicle pooling costs	(1,795,200)	437,700
Prepaid expenses and other assets	(2,138,600)	(3,011,300)
Accounts payable and accrued liabilities	3,188,900	7,219,000
Deferred revenue	605,600	(249,100)
Income taxes	1,129,300	3,499,500
Net cash provided by operating activities	65,198,100	62,953,600

Cash flows from investing activities:
Purchase of property and equipment	(61,914,800)	(63,324,700)
Proceeds from sale of property and equipment	674,400	1,085,800
Purchase of net current assets in connection with acquisitions	(283,600)	(479,900)
Purchase of property and equipment in connection with acquisitions	(301,100)	(135,000)

Purchase of goodwill and intangible assets in connection with acquisitions	(6,210,900)	(1,522,500)
Other intangible asset additions	—	(300,000)
Net cash used in investing activities	(68,036,000)	(64,676,300)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	126,068,600
Proceeds from the exercise of stock options	1,737,300	3,860,000
Proceeds from the issuance of Employee Stock Purchase Plan shares	—	794,900
Repurchases of common stock	(20,447,300)	—
Payments on long-term debt	(244,700)	(225,200)
Net cash (used in) provided by financing activities	(18,954,700)	130,498,300

Net (decrease) increase in cash and cash equivalents	(21,792,600)	128,775,600

Cash and cash equivalents at beginning of period	132,690,000	15,245,200
Cash and cash equivalents at end of period	$110,897,400	$144,020,800

Supplemental disclosure of cash flow information:
Interest paid	$17,600	$31,800
Income taxes paid	$21,066,371	$19,142,100
Noncash investing and financing activities:
Value of common stock issued for acquisitions and land purchases	$—	$10,936,800

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2003

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

NOTE 2 - Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002

Basic weighted average shares outstanding	91,195,100	90,830,500	91,944,800	87,660,800

Effect of dilutive securities - stock options	1,404,400	2,685,300	1,641,200	2,568,200

Diluted weighted average shares outstanding	92,599,500	93,515,800	93,586,000	90,229,000

Options to purchase 2,951,649 and 129,000 shares of common stock at a weighted average price of $13.65 and $21.40 per share were outstanding during the quarter ended April 30, 2003 and 2002, respectively, and options to purchase 2,930,399 and 84,000 shares of common stock at a weighted average price of $13.68 and $22.37 were outstanding during the first nine months ended April 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	April 30, 2003	July 31, 2002
Amortized intangibles:
Covenants not to compete	$11,287,700	$10,861,000
Accumulated amortization	(6,468,400)	(5,150,300)
Net intangibles	$4,819,300	$5,710,700

Aggregate amortization expense on intangible assets was approximately $435,400 and $396,400 for the three months and approximately $1,318,500 and $1,201,600 for the nine months ended April 30, 2003 and 2002, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2003 (three months remaining)	$415,200
2004	1,641,600
2005	1,232,600
2006	787,700
2007	535,700
Thereafter	206,500

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	20,166,700
Impairment adjustment	—
Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	5,784,300
Impairment adjustment	—
Balance as of April 30, 2003	$108,704,400

NOTE 4 – Stock-Based Compensation:

The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company’s common stock at the date of grant. Options vest ratably over three to five years and expire in five to ten years. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

The following table illustrates the effect on net income and net income per share for the interim periods presented if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of options issued under the plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company’s stock of 34%; a forfeiture rate of 7%; a weighted-average expected life of options of three to five years; and a risk-free interest rate of 2.9% and 5.4% for 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three months ended April 30,		Nine months ended April 30,
	(Dollars in thousands, except per share data)
	2003	2002	2003	2002

Net income, as reported	$15,423	$16,600	$43,886	$41,854
Add: Stock-based employee compensation Expense included in reported net income, net of related tax benefits	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(555)	(569)	(1,670)	(1,706)

Pro forma net income	$14,868	$16,031	$42,216	$40,148

Net income per share:
Basic – as reported	$0.17	$0.18	$0.48	$0.48

Basic – pro forma	$0.16	$0.18	$0.46	$0.46

Diluted – as reported	$0.17	$0.18	$0.47	$0.46

Diluted – pro forma	$0.16	$0.18	$0.45	$0.44

NOTE 5 – Common Stock Repurchases:

On February 20, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time.  As of April 30th, 2003, the Company had repurchased a total of 2,695,200 shares at a weighted average price of $7.59 per share.  The total number of shares currently available for repurchase under the plan is 6,304,800.  The Company accounted for the repurchase of its Common Stock by charging Common Stock for $20,447,300.

NOTE 6 – Segment Reporting:

All of the Company’s facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 7 – Acquisitions and Openings:

To date in fiscal 2003, the Company has acquired facilities in or near West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia. The consideration paid for these acquisitions consisted of approximately $6.6 million in cash.   The acquired net assets consisted of accounts and advance receivables, inventory, fixed assets, goodwill and covenants not to compete.  The acquisitions were accounted for using the purchase method of accounting and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income.  The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.8 million has been recorded as goodwill.  The Company estimates that the entire goodwill balance relating to these acquisitions will be deductible for tax purposes.  In addition, the Company paid approximately $426,700 for covenants not to compete relating to these acquisitions, which are being amortized over five years.  In conjunction with the West Mifflin, Pennsylvania, Reno, Nevada and Richmond, Virginia acquisitions, the Company entered into leases for the use of these facilities.  There were no acquisitions in the third quarter of fiscal 2003.

To date in fiscal 2003, the Company has opened new vehicle auction facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California and Richmond, Virginia.

NOTE 8 – Employees:

As of April 30, 2003, the Company had approximately 2,778 full-time employees, of whom approximately 211 were engaged in general and administrative functions and approximately 2,567 were engaged in yard and fleet operations.  The Company is not subject to any collective bargaining agreements; however, during the second quarter ending January 31, 2003, employees at one location voted to join the International Brotherhood of Teamsters Union, and the company is currently negotiating with them.

NOTE 9 – Subsequent Events:

During May 2003, the Company opened a 12-acre salvage auction facility located in Richmond, Virginia.  With the addition of this location, the Company has 102 facilities in 40 states.

NOTE 10 – Recently Adopted Accounting Principles:

In August 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The adoption of this standard had no impact on the Company’s results of operations, financial position or cash flows.

In August 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. The adoption of this standard had no impact on the Company’s results of operations, financial position or cash flows.

In August 2002, the Company adopted SFAS No. 145 “Recission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000” (SFAS 145).  SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. The adoption of this standard had no impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the Company adopted SFAS No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no impact on the Company’s results of operations, financial position or cash flows.

ITEM 2-                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed under the caption “Factors That May Affect Future Results” beginning on page 18 of this report and those discussed elsewhere in this report.  We encourage investors to review these factors carefully.

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

For the three months ended April 30, 2003 and 2002, approximately 67% and 68%, respectively, and for the nine months ended April 30, 2003 and 2002, approximately 67% of the vehicles we sold were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the three months ended April 30, 2003 and 2002, approximately 33% and 32%, respectively, and for the nine months ended April 30, 2003 and 2002, approximately 33%, of the vehicles we sold were processed under fixed fee agreements.

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

Acquisitions and New Openings

Since the beginning of fiscal 2001, we have acquired twelve vehicle auction facilities and established fourteen new facilities.  All of these acquisitions have been accounted for using the purchase method of accounting.  Although we anticipate that we will continue to open new facilities and acquire established facilities we expect to do so at a slower rate than experienced in prior periods.

To date in fiscal 2003, we have acquired new facilities located in or near West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in Springfield, Missouri; Corpus Christi, Texas; Fort Pierce, Florida; Rancho Cucamonga, California and Richmond, Virginia. In fiscal 2002, we acquired new facilities located in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas.  In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. We believe that these acquisitions and openings strengthen our national coverage.

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

Results of Operations

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Revenues were approximately $93.9 million during the three months ended April 30, 2003, an increase of approximately $3.8 million, or 4%, over the three months ended April 30, 2002. The increase in revenues was due primarily to new facilities (identified below), which contributed approximately $5.3 million of new revenue. This increase was offset by a decrease of $1.5 million in revenues from existing facilities.  This decrease was the result of the opening of seven new facilities in close proximity to existing facilities, which derived volume from existing facilities.  In February 2003, we lowered our earnings guidance for the balance of fiscal 2003.  In particular, we cited lower anticipated revenue growth and increases in depreciation and amortization expenses as contributing to slower growth in earnings per share.

New facilities in or near Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California contributed approximately $5.3 million of new revenue for the three months ended April 30, 2003.

Yard and fleet expenses were approximately $55.0 million during the three months ended April 30, 2003, an increase of approximately $2.0 million, or 4%, over the three month period ended April 30, 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $4.4 million of yard and fleet expenses was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities decreased by approximately $2.4 million, or 5%, compared to existing facility revenue reduction of approximately $1.5 million, or 2%.  Yard and fleet expenses remained unchanged at 59% of revenues during the third quarter of fiscal 2003 and fiscal 2002.

General and administrative expenses were approximately $7.9 million during the three months ended April 30, 2003, an increase of approximately $1.0 million, or 15%, over the comparable period in fiscal 2002.  The increase was due primarily to an increase of approximately $0.4 million in payroll expense, $0.3 million in professional services and $0.3 million in various other general and administrative items.  General and administrative expenses remained unchanged at 8% of revenues during the third quarter of fiscal 2003 and fiscal 2002.

Depreciation and amortization expense was approximately $6.4 million during the three months ended April 30, 2003, an increase of approximately $2.2 million, or 51%, over the comparable period in fiscal 2002. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  Growth in capital spending in fiscal 2003 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was approximately $24.6 million during the three months ended April 30, 2003, a decrease of approximately $1.4 million, or 5%, from the comparable period in fiscal 2002. New facilities in or near Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California produced a $0.2 million increase in operating income. Existing facilities produced a $1.6 million decrease in operating income.

Total other income was approximately $0.9 million during the three months ended April 30, 2003, a decrease of approximately $0.1 million from the three months ended April 30, 2002. Interest income decreased approximately $0.1 million due primarily to lower interest rates and a reduction in the cash balance.  Proceeds from the sale of certain fixed assets decreased approximately $0.2 million due to fewer disposals in the current quarter.  The decreases in interest income and disposal proceeds were offset by an increase in rental income of approximately $0.2 million.

Our effective combined federal, state and local income tax rate of 39% for the three months ended April 30, 2003 was higher than the combined rate of 38% for the three months ended April 30, 2002, due to changes in estimated state income tax rates.

Due to the foregoing factors, we realized net income of approximately $15.4 million for the three months ended April 30, 2003, compared to net income of approximately $16.6 million for the three months ended April 30, 2002.

Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

Revenues were approximately $260.2 million during the nine months ended April 30, 2003, an increase of approximately $26.4 million, or 11%, over the nine months ended April 30, 2002. The increase was due primarily to increased volume at existing facilities, which contributed approximately $14.8 million in revenue and to new facilities (identified below), which contributed approximately $11.6 million of new revenue.

 New facilities in or near Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California contributed approximately $11.6 million of new revenue for the nine months ended April 30, 2003.

Yard and fleet expenses were approximately $151.1 million during the nine months ended April 30, 2003, an increase of approximately $11.7 million, or 8%, over the nine month period ended April 30, 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $10.2 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities increased by approximately $1.5 million, or 1%, compared to existing facility revenue growth of $14.7 million, or 6%.  Yard and fleet expenses decreased to 58% of revenues during the third quarter of fiscal 2003, as compared to 60% of revenues during the same period of fiscal 2002.

General and administrative expenses were approximately $21.0 million during the nine months ended April 30, 2003, an increase of approximately $3.6 million, or 21%, over the comparable period in fiscal 2002.  The increase was due primarily to an increase of approximately $1.3 million in payroll expense, $0.5 million in frame connectivity charges, $0.5 million in professional services and $1.3 million in various other general and administrative items.  Due to the foregoing reasons general and administrative expenses increased to 8% of revenues during the first nine months of fiscal 2003, as compared to 7% of revenues during the same period of fiscal 2002.

Depreciation and amortization expense was approximately $18.4 million during the nine months ended April 30, 2003, an increase of approximately $7.0 million, or 61%, over the comparable period in fiscal 2002. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  As noted above, we expect the amount of depreciation and amortization expense to continue to be greater than historical expense as a result of substantial capital expenditures made in fiscal 2003 and prior periods.

Operating income was $69.7 million during the nine months ended April 30, 2003, an increase of approximately $4.1 million, or 6% over the comparable period in fiscal 2002. Existing facilities produced $4.2 million of the increase due to increased volume and buyer fees, market share gains and other factors. New facilities in or near Tucson, Arizona; Somerville, New Jersey; Haslet, Texas; Amarillo, Texas; Greencastle, Pennsylvania; West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida and Rancho Cucamonga, California produced a $0.1 million decrease in operating income.

Total other income was approximately $2.6 million during the nine months ended April 30, 2003, an increase of approximately $0.1 million from the nine months ended April 30, 2002.  Proceeds from the sale of certain fixed assets decreased approximately $0.2 million due to fewer disposals in the current year.  The decrease in disposal proceeds was offset by an increase in rental income of approximately $0.2 million and $0.1 million in other income items.

Our effective combined federal, state and local income tax rate for both of the nine months ended April 30, 2003 and 2002 was approximately 39%.

Due to the foregoing factors, we realized net income of approximately $43.9 million for the nine months ended April 30, 2003, compared to net income of approximately $41.9 million for the nine months ended April 30, 2002.

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, debt financing, public offerings of common stock and the equity issued in conjunction with certain acquisitions. Cash and cash equivalents decreased by approximately $21.8 million from July 31, 2002 to April 30, 2003, primarily as a result of capital expenditures, cash acquisitions and repurchases under our stock repurchase program. Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of April 30, 2003, we had working capital of approximately $158.2 million, including cash and cash equivalents of approximately $110.9 million. Our primary source of cash is from the collection of sellers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers’ fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

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

Operating Activities

Net cash provided by operating activities increased by $2.2 million from the nine months ended April 30, 2002 to $65.2 million for the nine months ended April 30, 2003, reflecting our increased profitability, adjusted for depreciation and amortization and timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $61.9 million and $63.3 million for the nine months ended April 30, 2003, and 2002, respectively. Our capital expenditures have related primarily to opening and improving facilities, acquiring yard equipment and the purchase of new corporate headquarters.

Financing Activities

Net cash provided by financing activities decreased by $149.5 million from the nine months ended April 30, 2002, due primarily to the secondary offering in the second quarter of fiscal 2002 and the repurchase of approximately $20.5 million of common stock in the third quarter of fiscal 2003.

Lease and Purchase Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2003:

Payments Due By Period

Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$192,200	$174,300	$15,000	$2,900	—
Operating Leases	$123,519,300	$24,957,500	$40,249,300	$23,955,900	$34,356,600

Amount of Commitment Expiration Per Period

Commercial Commitments(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$6,400,000	$6,400,000	—	—	—

(1)          Contractual obligations consists of long-term debt and future minimum lease payments under capital operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $100 million that matures in 2006. As of April 30, 2003, the Company had available $93.6 million under this facility, after taking into account $6.4 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  The Company is in compliance with all covenants.

Share Repurchase Program

On February 20, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time.  As of June 13th, 2003, the Company had repurchased a total of 2,695,200 shares at a weighted average price of $7.59 per share for aggregate cash proceeds (excluding transaction expenses) of $20,447,300.  The total numbers of shares currently available under the repurchase plan is 6,304,800.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues.  In the third quarter of fiscal 2003, vehicles supplied by our two largest suppliers accounted for approximately 13% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 26% of our common stock.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

We recently adopted a shareholder rights plan, or poison pill, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In March 2003, our Board of Directors adopted a shareholder rights plan, commonly known as a poison pill.  The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger, or similar transaction.  Such an acquirer could be prevented from consummating one of these transactions even if our shareholders might receive a premium for their shares over then-current market prices.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 3, 2003, we issued a press release announcing the departure of Wayne Hilty as our Chief Financial Officer.  In that press release, we stated:  “Mr. Hilty’s departure from the Company was for personal reasons and was not related to any disagreement concerning the Company’s financial reports or financial disclosures.”

On June 13, 2003, we received notice from the United States Department of Labor (the “DOL”) that Mr. Hilty has filed a complaint with the DOL alleging that Copart had terminated his employment in violation of Section 806 of the Sarbanes-Oxley Act of 2002.  Mr. Hilty’s complaint contains a number of allegations, including that Copart leased a corporate jet without proper Board authorization; that the leased jet was improperly used by management for non-corporate purposes; that the development and purchase of the Company’s new facilities in Fairfield, California had not been properly approved by the Board of Directors; that management improperly used corporate frequent flyer miles for personal travel; that management failed to properly brief the Board on recent acquisitions and capital spending; and that management made misleading statements to the Company’s shareholders.

In March 2003, following Mr. Hilty’s separation, he delivered a letter to our Audit Committee making various allegations, most of which are also included in the DOL complaint.  The Audit Committee investigated the allegations made in Mr. Hilty’s letter and concluded that they did not require revision of the statements made in the Company’s March 3, 2003 press release.  Mr. Hilty’s complaint seeks back pay with interest, reinstatement (or front pay in lieu of restatement), and special damages. Copart believes that it has meritorious defenses to the allegations made by Mr. Hilty and intends to defend this action vigorously.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)                                  On March 6, 2003, pursuant to a Preferred Stock Rights Agreement (the “Rights Agreement”) between Copart, Inc. (the “Company”) and EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agent”), the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) for each outstanding share of Common Stock (“Common Shares”), of the Company. The dividend was payable on March 21, 2003 (the “Record Date”) to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $34.43 (the “Purchase Price”), subject to adjustment.

A summary of the principal terms of the Rights Agreement is set forth in the Company’s current report on Form 8-K filed with the SEC on March 11, 2003 and its registration statement on Form 8-A, also filed with the SEC on March 11, 2003.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	21	List of subsidiaries of registrant

	99.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

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

	3.	The Company filed a current report on Form 8-K on May 21, 2003, to announce a press release and conference call regarding its financial results for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ SIMON E. ROTE
Simon E. Rote, Vice President and Acting Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: June 13, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  June 13, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  June 13, 2003

/s/ SIMON E. ROTE
Simon E. Rote,
Acting Chief Financial Officer