Form 10-K
period 2003-07-31
COPART INC
filed 2003-10-17
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to

Commission File Number 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California (Address of principal executive offices)	94534 (Zip code)

Registrant's telephone number, including area code: (707) 639-5000

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

        The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2003 was $475,726,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        At October 16, 2003, registrant had outstanding 88,915,312 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 8, 2003 ("Proxy Statement"). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the caption "Factors That May Affect Future Results" beginning on page 13 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

We have grown our salvage business through a combination of acquisitions and the development of new facilities and also by increasing our buyer base and implementing additional value-added services for both buyers and suppliers. For fiscal year 2003, our revenues were approximately $347 million and our operating income was approximately $91 million. During the fiscal year ending July 31, 2003, in addition to two public auction sites, we acquired one salvage vehicle auction facility and opened six new salvage vehicle auction facilities. Our acquisition was located in Reno, Nevada. We opened new vehicle auction sites in Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York. We continue to evaluate acquisition candidates in both our salvage and public auction businesses.

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

  •
  by providing a comprehensive range of customer services that include flexible vehicle payment programs, merchandising services, efficient title processing, timely pick-up and delivery of vehicles and Internet auctions;

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

We were organized as a California corporation in 1982 and became a public company in 1994. Our principal executive offices are located at 4665 Business Center Drive, Fairfield, California 94534, and our telephone number at that address is (707) 639-5000.

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

The vehicle then remains in storage until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency ("DMV"). Total loss vehicles may be sold in most states only after obtaining a salvage certificate from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is auctioned. Vehicles are sold primarily through weekly or biweekly auctions.

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

The following chart sets forth facilities that we have acquired or opened since the beginning of fiscal year 2001 through July 31, 2003.

Salvage Auction Locations	Acquisition/ Opening Date	Geographic Service Area
Harrisburg, Pennsylvania	October 2000	Central Pennsylvania
Chicago Heights, Illinois	January 2001	South Chicago, Chicago Suburbs
Chatham, Virginia	January 2001	Western Virginia
Shreveport, Louisiana	April 2001	Northern Louisiana
Mount Morris, Pennsylvania	April 2001	Western Pennsylvania, Northern West Virginia
Martinez, California	May 2001	Northern California
Lawrenceburg, Kentucky	June 2001	Kentucky
New Orleans, Louisiana	July 2001	Southeast Louisiana, Southern Mississippi
Savannah, Georgia	September 2001	Eastern Georgia, Southern South Carolina
Tifton, Georgia	September 2001	Southern Georgia, Central Panhandle
Charleston, West Virginia	October 2001	West Virginia
Lyman, Maine	April 2002	Maine
Tucson, Arizona	May 2002	Southern Arizona
Somerville, New Jersey	May 2002	Northern New Jersey
Ft. Worth, Texas	June 2002	Fort Worth and Dallas
Amarillo, Texas	June 2002	Amarillo, Texas Panhandle
Reno, Nevada	September 2002	Northern Nevada
Springfield, Missouri	October 2002	Missouri
Corpus Christi, Texas	November 2002	South Texas
Ft. Pierce, Florida	December 2002	Central Florida
Rancho Cucamonga, California	January 2003	Southern California
Richmond, Virginia	May 2003	Virginia
Albany, New York	July 2003	Upstate New York
Public Auction Locations	Acquisition/ Opening Date	Geographic Service Area
New Castle, Delaware	August 2001	Delaware
Greencastle, Pennsylvania	July 2002	Pennsylvania, Maryland
Pittsburgh, Pennsylvania	September 2002	Western Pennsylvania
Richmond, Virginia	October 2002	Virginia

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

  National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 102 facilities located in 40 states as of July 31, 2003. We are able to offer integrated services on a national basis to our vehicle suppliers, which allows us to respond to the needs of our suppliers and buyers with maximum efficiency. Our national coverage provides our suppliers with key advantages, including:

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

  Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

  •
  the operation of a fleet of over 650 trucks which enables us to pick up most of our suppliers' vehicles within 24 hours, reducing overall costs to our suppliers;

  •
  Internet bidding, Internet proxy bidding and virtual auctions, which enhance the competitive bidding process;

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

  Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating salvage vehicle auction facilities. Since becoming a public company in 1994, we have completed the acquisition of 55 salvage vehicle auction facilities. As part of our acquisition and integration strategy, we seek to:

  •
  strengthen our national network and access new markets;

  •
  utilize our existing corporate and technology infrastructure over a larger base of operations; and

  •
  introduce our comprehensive services and operational expertise.

We strive to integrate all new facilities into our existing network without disruption of service to vehicle suppliers. We work with new suppliers to implement our fee structures and new service programs. We typically retain existing employees at acquired facilities in order to gain knowledge about, and respond to, the local market. We also assign a special integration team to help convert newly acquired facilities to our own management information and proprietary software systems, enabling us to ensure a smooth and consistent transition to our business operating and auction systems.

  Technology to Enhance and Expand Our Business

We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle suppliers with online access to data and reports regarding their salvage vehicles being processed at any of our facilities. This technology allows vehicle suppliers to monitor each stage of our salvage vehicle auction process, from pick up to auction and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the salvage vehicle auction process and minimizes the administrative and processing costs for us as well as our suppliers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Service Offerings

We offer vehicle suppliers a full range of services, which expedite each stage of the salvage vehicle auction process, maximize proceeds and minimize costs.

  Online Supplier Access

Through Copart Access, our Internet-based service for vehicle suppliers, we enable suppliers to assign vehicles for auction, check auction calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts and view the historical performance of the vehicles sold at our auctions.

  Salvage Estimation Services

We offer Copart ProQuote, a proprietary service that assists suppliers in the vehicle claims evaluation process by providing online salvage value estimates, which helps suppliers determine whether to repair a particular vehicle or deem it a total loss.

  Transportation Services

We operate a fleet of over 650 trucks, which enables us to pick up most of our suppliers' vehicles within 24 hours. To supplement our own fleet of trucks, we also maintain contracts with third-party vehicle transport companies for our facilities. Our national network and transportation capabilities provide cost and time savings to our vehicle suppliers and ensures on-time vehicle pick up and prompt response to catastrophes and natural disasters.

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

  On-Demand Reporting

We provide vehicle suppliers with on-demand reports online, via fax or e-mail that summarize data on salvage vehicles that we process for the particular supplier. These reports track our vehicle suppliers' gross and net returns on each vehicle, service charges, and other data that enable our vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process.

  DMV Processing

We have extensive expertise in DMV document and title processing for salvage vehicles. We have developed a computer system, which provides a direct link to the DMV computer systems of several states. This allows us to expedite the processing of vehicle title paperwork. By facilitating the title acquisition from the insured vehicle owner, we effectively shorten the time period between the auction of salvage vehicles and when our vehicle suppliers receive the proceeds from their sales.

  Flexible Vehicle Processing Programs

At the election of the vehicle supplier, we auction vehicles pursuant to our Percentage Incentive Program consignment basis or on a fixed fee consignment basis.

Percentage Fee Consignment.    Our Percentage Incentive Program ("PIP") is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle's auction price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and operating "drive-through" sales auctions of driveable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us. In fiscal year 2003, we processed approximately 67% of all our salvage vehicles under PIP.

Fixed Fee Consignment.    Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee, generally $50 to $175 per vehicle. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Approximately 33% of all salvage vehicles we processed in fiscal year 2003 were processed under the fixed fee consignment program.

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

  Auction Process

We offer a flexible and unique auction process designed to maximize the sale prices of the vehicles that we auction. Our live auction process is enhanced by our systems, which permit live Internet bidding from registered buyers to be incorporated into the regular auction process. In addition, prospective buyers are allowed to remotely participate in the auction process by submitting silent bids online up to 14 days prior to the actual live auction. The combined use of the Internet bids and live bids helps to ensure that we receive the highest possible price for each vehicle sold.

We have also developed other unique systems, which we have implemented at some of our facilities. For example, Virtual Bidding and Virtual Bidding Second Generation ("VB2") are Internet bidding products that allow buyers to bid real-time against other real-time bidders over the Internet at copart.com. With Virtual Bidding, buyers can follow auctions on the Internet as if they were there and bid based on the current market price. Once the auction is closed, buyers know whether or not they own the car. With Virtual Bidding Second Generation buyers bid real-time exclusively against other Internet bidders at copart.com. These products open the Copart auction process to registered buyers anywhere in the world who have Internet access.

  CoPartfinder

CoPartfinder is our unique Internet "search engine" that enables users to locate used vehicle parts quickly and efficiently. CoPartfinder is accessible by the public through a Copart-sponsored website. CoPartfinder lists vehicles recently sold at our auctions and identifies the purchasers. This allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. We charge a nominal per-search fee to potential parts buyers, who can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts supplier is identified for a specific part requirement, buyers have the option to call, fax, e-mail or instantly message the dismantler/supplier for additional information. We believe that CoPartfinder provides an incentive for vehicle dismantlers to purchase their salvage vehicles through our auction process.

Supply Arrangements and Supplier Marketing

We obtain salvage vehicles from hundreds of different vehicle suppliers. In fiscal year 2003, vehicles supplied by State Farm Insurance Company accounted for approximately 13% of our revenues. No other supplier accounted for more than 8% of our revenues. Of the total number of vehicles that we processed in fiscal year 2003, we obtained approximately 85% from insurance company suppliers. Our arrangements with our suppliers are either written or oral agreements that are typically subject to cancellation by either party upon 30 to 90 days notice.

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

Competition

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle suppliers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers include the ADESA Corporation, Auction Broadcasting Company, Insurance Auto Auctions, Inc., Manheim Auctions and SADISCO. The largest national dismantlers include Greenleaf and LKQ Corporation. These national dismantlers, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, purchase salvage vehicles directly from insurance companies, thereby bypassing auction companies entirely, including us.

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

Employees

As of July 31, 2003, we had approximately 2,776 full-time employees, of whom approximately 219 were engaged in general and administrative functions and approximately 2,557 were engaged in yard and fleet operations. We are not subject to any collective bargaining agreements; however, driver and yard employees at our Detroit, Michigan salvage auction facility have voted to join the International Brotherhood of Teamsters ("Teamsters"). The driver election was held during the second quarter of fiscal 2003 and the yard employee election was held during the fourth quarter of fiscal 2003. The Teamsters also petitioned the National Labor Relations Board ("NLRB"), seeking to be certified as representatives of all office and clerical employees at our Detroit salvage auction facility. An election to determine whether or not the Teamsters will represent the office employees of the Detroit salvage auction facility was conducted during the fourth quarter of fiscal 2003; however, the outcome of this election was undetermined as of October 16, 2003. Lastly, during the first quarter of fiscal 2004, we were served with a petition filed with the NLRB whereby the Teamsters are seeking to be certified as the representatives of all full-time truck drivers at our Waldorf, Maryland salvage auction facility. A vote by the Waldorf, Maryland truck drivers on whether or not to be represented by the Teamsters is scheduled for October 24, 2003. We are currently engaged in collective bargaining with the Teamsters who are representing the driver and yard employees at our Detroit, Michigan salvage auction facility.

Environmental Matters

Our operations are subject to various laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities and, during that time, spills of fuel, motor oils and other fluids may occur, resulting in soil, surface water or groundwater contamination. Certain of our facilities store petroleum products and other hazardous materials in above-ground containment tanks and some of our facilities generate waste materials such as solvents or used oils that must be disposed of as non-hazardous or hazardous waste, as appropriate. We have implemented procedures to reduce the amount of soil contamination that may occur at our facilities, and we have initiated safety programs and training of personnel on the safe storage and handling of hazardous materials. We believe that we are in compliance, in all material respects, with all applicable environmental regulations and we do not anticipate any material capital expenditures to remain in environmental compliance.

In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $200,000 which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan ("Plan") to the Texas Commission on Environmental Quality ("TCEQ") providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure monitoring period. As of September 2003, we have completed one of the scheduled monitoring tests, which reflects that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. If the tests conducted for the remainder of the two-year monitoring period provided for in the Plan demonstrate that the lead-impacted, stabilized soil is not impacting the ground and/or surface water, a no-further-action letter will be requested at that time. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

We do not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

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

Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles. Among this litigation is a lawsuit filed in Massachusetts against us which purports to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the claimant contends were disposed of without complying with State laws. Lawsuits filed in California against us and rental car company vehicle suppliers, which purported to be class actions on behalf of California residents who owned previously damaged rental car vehicles that were sold through our auctions on clean titles, have been dismissed without prejudice, and the individual claims have been settled and we have received, or anticipate receipt of, dismissals with prejudice of all individual claims. On June 13, 2003 we received notice from the United States Department of Labor ("DOL") that Wayne R. Hilty, our former Chief Financial Officer, had filed a complaint with the DOL alleging that Copart had terminated his employment in violation of Section 806 of the Sarbanes-Oxley Act of 2002. By the end of June 2003, Copart had settled the dispute with Mr. Hilty, the DOL complaint filed by Mr. Hilty against us was withdrawn, and the DOL advised us that it had closed its file on this matter. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. We provide for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal 2003, vehicles supplied by our two largest suppliers accounted for approximately 13% and 8% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Factors such as mild weather conditions in the United States can have an adverse affect on our revenues and operating results as well as our revenue and earnings growth rates.

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged as a result of mild weather-related conditions. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and earnings and related growth rates and could have an adverse effect on our operating results. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

The salvage vehicle auction industry is highly competitive and we may not be able to compete successfully.

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other vehicle auction companies with whom we compete directly in obtaining vehicles from insurance companies and other suppliers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage auction process. Many of the insurance companies have established relationships with competitive auction companies and large dismantlers. Many of our competitors may have greater financial resources than us. Due to the limited number of vehicle suppliers, the absence of long-term contractual commitments between us and our suppliers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

•
the availability and cost of general business insurance;

•
labor costs and collective bargaining; and

•
availability of subhaulers at competitive rates.

In addition, as we increasingly rely on Internet-based auctions, we have become more dependent on our information technology systems. If our systems fail or otherwise prove unreliable or if we experience system problems that we cannot readily remedy, it could result in increased expenditures for information technology systems and maintenance and could impair our relations with Internet-auction buyers.

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

Participants in the salvage vehicle auction industry are subject to, and may be required to expend funds to ensure compliance with a variety of U.S. or Canadian, federal, state, provincial and local governmental, regulatory and administrative rules, regulations, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

The operation of our auction facilities poses certain environmental risks, which could adversely affect our results of operations and financial condition.

Our operations are subject to federal, state, provincial and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. Environmental issues resulting from fuel spills, oil spillage, or similar problems are also present at our public auction facilities. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

If we experience problems with our trucking fleet operations, our business could be harmed.

We use a fleet of trucks to pick up and deliver vehicles to and from our auction facilities. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, labor matters (including from time to time efforts to establish collective bargaining arrangements), availability and price of fuel and other liabilities arising from the operation of a fleet, including accident and injury claims. In addition, our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 26% of our common stock as of July 31, 2003. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. PROPERTIES

 Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 104 facilities in the United States and Canada consisting of an aggregate of approximately 3,040 acres located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho, New Mexico, Kentucky, Delaware, Maine, West Virginia and Ontario. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

ITEM 3. LEGAL PROCEEDINGS

 We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles. Among this litigation is a lawsuit filed in Massachusetts against us which purports to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the claimant contends were disposed of without complying with State laws. Lawsuits filed in California against us and rental car company vehicle suppliers, which purported to be class actions on behalf of California residents who owned previously damaged rental car vehicles that were sold through our auctions on clean titles, have been dismissed without prejudice, and the individual claims have been settled and we have received, or anticipate receipt of, dismissals with prejudice of all individual claims. On June 13, 2003 we received notice from the United States Department of Labor ("DOL") that Wayne R. Hilty, our former Chief Financial Officer, had filed a complaint with the DOL alleging that Copart had terminated his employment in violation of Section 806 of the Sarbanes-Oxley Act of 2002. By the end of June 2003, Copart had settled the dispute with Mr. Hilty, the DOL complaint filed by Mr. Hilty against us was withdrawn, and the DOL advised us that it had closed its file on this matter. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. We provide for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2003 fiscal year.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Our executive officers and their ages as of July 31, 2003 are as follows:

Name	Age	Position
Willis J. Johnson	56	Chief Executive Officer and Director
A. Jayson Adair	33	President and Director
James E. Meeks	53	Executive Vice President, Chief Operating Officer and Director
Paul A. Styer	47	Senior Vice President, General Counsel and Secretary
Vincent W. Mitz	40	Senior Vice President of Marketing
David L. Bauer	42	Senior Vice President of Information Technology and Chief Information Officer
Gerald Waters	56	Senior Vice President of Operations
Russell D. Lowy	44	Senior Vice President of Operations
Simon E. Rote	31	Vice President of Finance and Acting Chief Financial Officer

Willis J. Johnson, our co-founder, has served as our Chief Executive Officer since 1986 and as a director since 1982. Mr. Johnson served as our President from 1986 until May 1995. Mr. Johnson was an officer and director of U-Pull-It, Inc. ("UPI"), a self-service auto dismantler which he co-founded in 1982, from 1982 through September 1994. Mr. Johnson sold his entire interest in UPI in September 1994. Mr. Johnson has over 30 years of experience in owning and operating auto dismantling companies.

A. Jayson Adair has served as our President since November 1996 and as a director since September 1992. From April 1995 until October 1996, Mr. Adair served as our Executive Vice President. From August 1990 until April 1995, Mr. Adair served as our Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as our Manager of Operations.

James E. Meeks has served as our Vice President and Chief Operating Officer since September 1992 when he joined us concurrent with our purchase of South Bay Salvage Pool ("San Martin Operation"). Mr. Meeks has served as our Executive Vice President and director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks was also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he operated from 1991 to March 2001. Mr. Meeks has over 30 years of experience in the vehicle dismantling business.

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

Vincent W. Mitz has served as our Senior Vice President of Marketing since May 1995. Prior thereto, Mr. Mitz was employed by NER Auction Systems from 1981 until its acquisition by Copart in 1995. At NER, Mr. Mitz held numerous positions culminating as Vice President of Sales and Operations for NER's New York region from 1990 to 1993 and Vice President of Sales & Marketing from 1993 to 1995.

David L. Bauer has served as our Senior Vice President of Information Technology and Chief Information Officer since joining Copart in December 1995. Prior thereto, Mr. Bauer was an independent systems consultant from 1987 to 1995. Prior to working independently, Mr. Bauer spent 1983 to 1987 working in Arthur Andersen & Company's Management Information Consulting Division, leaving in 1987 as a Consulting Manager. Mr. Bauer earned a B.A. in Economics from the University of California, San Diego in 1981 and an MBA from University of California, Davis in 1983.

Gerald Waters has served as our Senior Vice President of Operations since May 1995 and as Vice President of Sales and Marketing from January 1993 to May 1995. Prior to 1993, Mr. Waters was employed for 23 years with a major auto insurance provider in various claims management positions. Mr. Waters received a B.S. in Accounting from the Long Island University, C. W. Post Center.

Russell D. Lowy has served as our Senior Vice President of Operations since July 2002. Mr. Lowy served as Vice President of Operations, Eastern Division from December 1999 to July 2002. From December 1998 to December 1999, Mr. Lowy served as Director of Training and Auditing. Mr. Lowy served as Assistant Vice President of Operations from 1996 to 1997, Regional Manager of Northern California from 1995 to 1996 and Marketing Manager from 1993 to 1994. Prior to joining us, Mr. Lowy spent nine years with ADP—Claims Solutions Group. Mr. Lowy received a B.S. in Business Administration from California State University Chico in 1982.

Simon E. Rote has served as our Vice President of Finance and Acting Chief Financial Officer since March 2003. Prior thereto, Mr. Rote served as our Controller from December 1998 to March 2003. From December 1997 to December 1998 Mr. Rote served as our Assistant Controller. Mr. Rote was an auditor with KPMG from 1994 to 1997. Mr. Rote received a B.S. in Accounting from St. Mary's College in 1994.

Our executive officers are elected by our board of directors and serve at the discretion of the board. There are no family relationships among any of our directors or executive officers, except that A. Jayson Adair is the son-in-law of Willis J. Johnson.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2003, there were 89,883,412 shares outstanding. Our common stock has been quoted on the Nasdaq National Market under the symbol "CPRT" since March 17, 1994. As of July 31, 2003, we had 1,723 shareholders of record.

Fiscal Year 2003	High	Low
Fourth Quarter	10.60	8.17
Third Quarter	10.49	6.99
Second Quarter	12.85	10.08
First Quarter	14.89	8.75
Fiscal Year 2002	High	Low
Fourth Quarter	17.80	11.73
Third Quarter	24.20	14.62
Second Quarter	25.83	19.37
First Quarter	23.67	14.51

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The information required by this item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

 The table below summarizes our Selected Consolidated Financial Data as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected operating and balance sheet data presented below have been derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants, whose report is included herein covering the consolidated financial statements as of July 31, 2003 and 2002 and for each of the years in the three-year period ended July 31, 2003. The selected operating data for the years ended July 31, 2000 and 1999 and the balance sheet data as of July 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included herein:

(in 000's except per share and other data)

	Fiscal Year Ending July 31,
	2003	2002	2001	2000	1999
Selected Operating Data
Revenues	$347,423	$316,456	$253,889	$190,042	$141,751
Operating income	90,755	89,940	68,117	46,216	33,386
Income before income taxes	94,167	93,658	71,044	47,974	35,123
Net income	57,222	57,389	42,685	29,429	21,966
Basic per share amounts:
Net income	$0.63	$0.65	$0.52	$0.36	$0.27
Weighted average shares	91,408	88,718	82,340	80,851	80,063
Diluted per share amounts:
Net income	$0.62	$0.63	$0.50	$0.35	$0.27
Weighted average shares	93,018	91,251	84,614	83,710	82,707
Balance Sheet Data
Cash and cash equivalents	$116,746	$132,690	$15,245	$12,165	$37,048
Working capital	171,583	178,946	63,774	54,042	64,647
Total assets	587,100	535,848	315,064	262,324	218,677
Total debt	107	409	712	8,555	7,820
Shareholders' equity	525,640	486,217	269,152	219,890	183,982
Other Data
Number of auction facilities	102	94	84	76	65

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the caption "Factors That May Affect Future Results" beginning on page 13 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 67%, 67% and 62% of the vehicles we sold, respectively, were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 33%, 33% and 38% of the vehicles we sold, respectively, were processed under fixed fee agreements.

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

Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and costs of vehicles we sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees and marketing expenses.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired twelve vehicle auction facilities and established fifteen new facilities since the beginning of fiscal 2001. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2003, we acquired new facilities in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York. In fiscal 2002, we acquired new facilities in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. In fiscal 2001, we acquired facilities in or near Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania and opened new facilities in or near Harrisburg, Pennsylvania; Chicago Heights, Illinois; Martinez, California; Lawrenceburg, Kentucky and New Orleans, Louisiana. In addition, in the first quarter of fiscal 2004, the Company acquired a facility in Eugene, Oregon and opened a facility in Toronto, Canada. We believe that these acquisitions and openings strengthen our coverage.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We defer, in vehicle pooling costs, certain yard and fleet expenses of vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and certain yard and fleet expenses of the period. The primary expenses capitalized are labor, transportation, and vehicle processing. If our allocation factors change then yard and fleet expenses could increase or decrease correspondingly in the future.

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

We evaluate the realizability of our deferred tax assets on an ongoing basis. Generally accepted accounting principles require the assessment of the Company's performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company's ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Based on our historical operating earnings, we believe it is more likely than not that we will realize the benefit of the deferred tax assets recorded and, accordingly, have not established a valuation allowance. Additional timing differences future earnings trends and/or tax strategies may occur which could warrant a need for a valuation allowance or a reserve.

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

	Fiscal Years Ended July 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Yard and fleet	58.3	59.1	59.9
General and administrative	8.3	7.3	7.6
Depreciation and amortization	7.3	5.2	5.7

Total operating expenses	73.9	71.6	73.2

Operating income	26.1	28.4	26.8
Other income, net	1.0	1.2	1.2

Income before income taxes	27.1	29.6	28.0
Income taxes	10.6	11.5	11.2

Net income	16.5%	18.1%	16.8%

Fiscal 2003 Compared to Fiscal 2002

Revenues were approximately $347.4 million during fiscal 2003, an increase of approximately $31.0 million, or 10%, over fiscal 2002. The increase was due primarily to increased volume at existing facilities, which contributed approximately $24.1 million in revenue and to new facilities (identified below), which contributed approximately $6.9 million of new revenue. Our revenue growth rate in the current fiscal year decreased from 25% from fiscal 2001 to fiscal 2002 to 10% from fiscal 2002 to fiscal 2003. The decrease in revenue growth is due primarily to slower growth in units sold. Given our relatively high historic growth rates we may not be able to maintain these growth rates in future years.

New facilities in or near West Mifflin, Pennsylvania; Reno, Nevada; Richmond, Virginia; Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York contributed approximately $6.9 million of new revenue during fiscal 2003.

Yard and fleet expenses were approximately $202.4 million during fiscal 2003, an increase of approximately $15.5 million, or 8%, over fiscal 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $7.3 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $8.2 million, or 4%, compared to existing facility revenue growth of approximately

$24.1 million, or 8%. Yard and fleet expenses decreased to 58% of revenues during fiscal 2003, as compared to 59% of revenues during fiscal 2002.

General and administrative expenses were approximately $28.7 million during fiscal 2003, an increase of approximately $5.4 million, or 23%, over fiscal 2002. This increase was due primarily to an increase of approximately $2.5 million in payroll expense, $1.0 million in professional services, $0.6 million in frame connectivity charges and $1.3 million in various other general and administrative items. General and administrative expenses increased to 8% of revenues during fiscal 2003, as compared to 7% of revenues during fiscal 2002.

Depreciation and amortization expense was approximately $25.5 million during fiscal 2003, an increase of approximately $9.2 million, or 57%, over fiscal 2002. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new auction facilities. Growth in capital spending in fiscal 2003 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Total other income was approximately $3.4 million during fiscal 2003, a decrease of approximately $0.3 million, or 8% from fiscal 2002. The decrease is due primarily to a reduction in proceeds from the sale of certain fixed assets of approximately $0.5 million, due to fewer disposals in fiscal 2003. Interest income decreased approximately $0.2 million due to lower interest rates and a reduction in the cash balance. These decreases were offset by an increase in rental income of approximately $0.4 million.

Our effective combined federal, state and local income tax rate for fiscal 2003 and fiscal 2002 was 39%.

Due to the foregoing factors, we realized net income of approximately $57.2 million for fiscal 2003, compared to net income of approximately $57.4 million for fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

Revenues were approximately $316.5 million during fiscal 2002, an increase of approximately $62.6 million, or 25%, over fiscal 2001. The increase was due primarily to increased volume and buyer fees at existing facilities, which contributed approximately $50.9 million in revenue and to new facilities (identified below), which contributed $11.7 million of new revenue.

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

General and administrative expenses were approximately $23.3 million during fiscal 2002, an increase of approximately $3.9 million, or 20%, over fiscal 2001. The increase was due primarily to an increase of approximately $1.7 million in payroll expense, $0.4 million in professional services, $0.4 million in frame connectivity charges and $1.4 million in various other general and administrative items. General and administrative expenses decreased to 7% of revenues during fiscal 2002, as compared to 8% of revenues during fiscal 2001.

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

Total other income was approximately $3.7 million during fiscal 2002, an increase of approximately $0.8 million, or 27% over fiscal 2001. The increase was due primarily to increased interest income of approximately $0.4 million earned on the $126 million raised in our November 2001 follow-on offering, a disposal proceeds increase of approximately $0.6 million from the sale of certain fixed assets and a decrease of approximately $0.5 million in interest expense resulting from a reduction in total debt. The increase was offset by a legal settlement of approximately $0.7 million obtained in fiscal 2001.

Our effective combined federal, state and local income tax rate of 39% for fiscal 2002 was lower than the combined rate of 40% for fiscal 2001, due to changes in estimated state income tax rates.

Due to the foregoing factors, we realized net income of approximately $57.4 million for fiscal 2002, compared to net income of approximately $42.7 million for fiscal 2001.

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents decreased by approximately $15.9 million in fiscal 2003 and increased by approximately $117.4 million in fiscal 2002. The increase in fiscal 2002 was primarily attributable to a December 2001 public offering of our common stock in which we raised net proceeds of approximately $126.1 million. The decrease in fiscal 2003 was primarily attributable to capital expenditures and our stock repurchase program announced in March 2003. Our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of July 31, 2003, we had working capital of approximately $171.6 million, including cash and cash equivalents of approximately $116.7 million. Our primary source of cash is from the collection of sellers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers' fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

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

  Operating Activities

Net cash provided by operating activities decreased by $2.9 million from fiscal 2002 to $79.1 million in fiscal 2003, due to the timing of routine changes in working capital items.

  Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $70.7 million, $85.9 million and $45.9 million for fiscal 2003, 2002 and 2001, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

During the fiscal year ended July 31, 2003, we used cash for the acquisition of operations in West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia, which had an aggregate cash cost of approximately $6.6 million. During the fiscal year ended July 31, 2002, we used cash and common stock for the acquisition of operations in New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania. The consideration paid consisted of an aggregate cash cost of approximately $8.6 million and approximately $25.7 million in common stock. During the fiscal year ended July 31, 2001, we used cash for the acquisition of operations in Chatham, Virginia; Shreveport, Louisiana and Mount Morris, Pennsylvania, which had an aggregate cash cost of approximately $5.1 million and approximately $0.9 million in common stock.

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

In fiscal 2003, 2002 and 2001, we generated approximately $0.4 million, $1.1 million and $2.3 million, respectively, through the exercise of stock options.

In fiscal 2003, 2002 and 2001, we generated approximately $1.9 million, $1.7 million and $1.4 million, respectively, through the issuance of shares under the employee stock purchase program.

In February 2003, the Company's Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time. As of October 16, 2003, the Company had repurchased a total of 3,672,300 additional shares at a weighted average price of $8.49. The total number of shares currently available for repurchase under the plan is 5,327,700. The Company accounted for the repurchase of its Common Stock by charging Common Stock for $31,170,400.

  Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2003:

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Leases	$107,400	$91,200	$15,500	$700	—
Operating Leases	$131,920,800	$27,279,500	$43,521,400	$24,845,100	$36,274,800
	Amount of Commitment Expiration Per Period
Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of Credit	$6,459,900	$6,459,900	—	—	—

(1)
Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)
Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

  Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $95 million that matures in 2006. As of July 31, 2003, the Company had available $88.5 million under this facility, after taking into account $6.5 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. The Company is in compliance with all covenants.

As of July 31, 2003, we have agreements with certain financial institutions whereby the institutions will purchase approximately $15.5 million of yard and fleet equipment, which will be leased back to us under operating leases.

Recent Accounting Pronouncements

In August 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

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

In August 2002, the Company adopted SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

In January 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See Part IV, Item 15(a) for an index to the financial statements and supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a)    Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information concerning the Company's directors required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K in connection with the Company's Annual Meeting of Shareholders to be held on December 8, 2003 ("Proxy Statement") under the heading "Proposal One—Election of Directors."

Information regarding executive officers is included in Item 4A, Part I hereof under the caption "Executive Officers of the Registrant."

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference from the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

  Code of Ethics

We have adopted the Copart, Inc. Code of Ethics for Principal Executive and Senior Financial Officers ("Code of Ethics"). The Code applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

The Code of Ethics is available at out website, located at http://www.copart.com. It may be found at our website as follows:

1.
From our main web page, click on "Investor Relations."

2.
Next, click on "Corporate Governance."

3.
Finally, click on "Code of Ethics for Principal Executive and Senior Financial Officers."

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

 The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the headings "Security Ownership" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this Item is incorporated herein by reference from the Company's Proxy Statement under the heading "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The information required by this Item is incorporated from the section captioned "Proposal Three—Ratification of Independent Auditors" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page
		The following documents are filed as part of this report:
(a)	1.	Index to Consolidated Financial Statements
		Independent Auditors' Report	35
		Consolidated Balance Sheets at July 31, 2003 and 2002	36
		Consolidated Statements of Income for the three years ended July 31, 2003	37
		Consolidated Statements of Shareholders' Equity for the three years ended July 31, 2003	38
		Consolidated Statements of Cash Flows for the three years ended July 31, 2003	39
		Notes to Consolidated Financial Statements	40
	2.	Consolidated Financial Statement Schedule II
		Valuation and Qualifying Accounts	54

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (4)
3.1b	Certificate of Amendment of Articles of Incorporation (4)
3.2	Bylaws of the Registrant, as amended (3)
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc. (8)
4.1	Preferred Stock Rights Agreement, dated as of March 6, 2003, between the Company and Equiserve Trust Company, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (8)
10.1*	Copart, Inc. 1992 Stock Option Plan, as amended (2)
10.2*	1994 Employee Stock Purchase Plan, with form of Subscription Agreement (2)
10.3*	1994 Director Option Plan, with form of Subscription Agreement (1)
10.4*	Copart, Inc. 2001 Stock Option Plan (6)
10.5	Form of Indemnification Agreement, signed by Executive Officers and Directors and the Company (7)
10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc. (7)
10.7	Standard Industrial/Commercial single-tenant lease-net dated as of December 23, 1998 between Wickland Oil Martinez and Copart, Inc. (7)
10.8	Lease agreement dated as of September 14, 2001 between Woodmich L.L.C. and Copart, Inc. (7)
10.10	Aircraft lease dated as of April 11, 2002 between Fleet Capital Corporation and Copart, Inc. (7)
10.11	Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank, National Association and Fleet National Bank and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger and Fleet National Bank, as Syndication Agent, dated February 23, 2001 (5)
14.01	Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)
21.01	List of subsidiaries of registrant
23.1	Consent of KPMG LLP
24.1	Power of Attorney (included on page 33)
31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)
Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 2002, filed with the Securities and Exchange Commission on October 29, 2002.

(8)
Incorporated by reference from exhibit to registrant's Form 8-A12/G filed with the Securities and Exchange Commission on March 11, 2003.

*
Denotes a compensation plan in which an executive officer participates

(b)
Reports on Form 8-K

1.
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

Registrant
COPART, INC.
October 16, 2003	By:	/s/ WILLIS J. JOHNSON Willis J. Johnson Chief Executive Officer
COPART, INC.
October 16, 2003	By:	/s/ SIMON E. ROTE Simon E. Rote Acting Chief Financial Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Willis J. Johnson and Simon E. Rote, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chief Executive Officer (Principal Executive Officer, and Director)	October 16, 2003
/s/ SIMON E. ROTE Simon E. Rote	Vice President of Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	October 16, 2003
/s/ A. JAYSON ADAIR A. Jayson Adair	President and Director	October 16, 2003
/s/ HAROLD BLUMENSTEIN Harold Blumenstein	Director	October 16, 2003
/s/ JAMES GROSFELD James Grosfeld	Director	October 16, 2003

/s/ JAMES E. MEEKS James E. Meeks	Executive Vice President, Chief Operating Officer, and Director	October 16, 2003
/s/ MARVIN L. SCHMIDT Marvin L. Schmidt	Director	October 16, 2003
/s/ JONATHAN VANNINI Jonathan Vannini	Director	October 16, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Copart, Inc.:

We have audited the accompanying consolidated balance sheets of Copart, Inc. and subsidiaries ("the Company") as of July 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

San Francisco, California
September 12, 2003

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2003	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$116,746,400	$132,690,000
Accounts receivable, net	71,552,900	64,071,900
Vehicle pooling costs	23,380,500	20,014,500
Income taxes receivable	4,017,900	—
Prepaid expenses and other assets	10,068,500	9,216,000

Total current assets	225,766,200	225,992,400
Property and equipment, net	244,361,100	197,768,700
Intangibles and other assets, net	7,859,300	9,166,400
Goodwill	109,113,800	102,920,100

Total assets	$587,100,400	$535,847,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$91,200	$324,500
Accounts payable and accrued liabilities	38,309,200	31,893,400
Deferred revenue	9,707,500	8,352,000
Income taxes payable	—	2,632,000
Deferred income taxes	5,901,600	3,646,500
Other current liabilities	174,200	198,000

Total current liabilities	54,183,700	47,046,400
Deferred income taxes	6,013,900	1,063,100
Long-term debt, less current portion	16,200	84,700
Other liabilities	1,247,100	1,436,400

Total liabilities	61,460,900	49,630,600

Commitments and contingencies
Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 89,883,412 and 92,239,859 shares issued and outstanding at July 31, 2003 and 2002, respectively	269,967,700	287,767,400
Retained earnings	255,671,800	198,449,600

Total shareholders' equity	525,639,500	486,217,000

Total liabilities and shareholders' equity	$587,100,400	$535,847,600

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended July 31,
	2003		2002		2001
Revenues		$347,423,100		$316,455,800		$253,889,400

Operating costs and expenses:
Yard and fleet		202,419,900		186,952,500		152,052,500
General and administrative		28,703,700		23,255,600		19,369,600
Depreciation and amortization		25,545,000		16,308,200		14,350,000

Total operating expenses		256,668,600		226,516,300		185,772,100

Operating income		90,754,500		89,939,500		68,117,300

Other income (expense):
Interest expense		(20,700)		(39,700)		(494,500)
Interest income		1,651,000		1,870,000		1,498,100
Other income		1,782,300		1,887,800		1,922,800

Total other income		3,412,600		3,718,100		2,926,400

Income before income taxes		94,167,100		93,657,600		71,043,700
Income taxes		36,944,900		36,268,400		28,358,700

Net income		$57,222,200		$57,389,200		$42,685,000

Basic net income per share	$	..63	$	..65	$	..52

Weighted average shares outstanding		91,407,600		88,717,600		82,339,500

Diluted net income per share	$	..62	$	..63	$	..50

Weighted average shares and dilutive potential common shares outstanding		93,017,800		91,251,000		84,614,400

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Outstanding Shares	Amount	Retained Earnings	Shareholders' Equity
Balances at July 31, 2000	81,829,641	$121,515,000	$98,375,400	$219,890,400
Shares issued for acquisition	65,624	862,700	—	862,700
Exercise of stock options and related tax benefit	963,849	4,329,700	—	4,329,700
Shares issued for Employee Stock Purchase Plan	141,331	1,384,600	—	1,384,600
Net Income	—	—	42,685,000	42,685,000

Balances at July 31, 2001	83,000,445	128,092,000	141,060,400	269,152,400
Shares issued for acquisitions	1,550,987	25,691,900	—	25,691,900
Shares issued in connection with public offering	6,900,000	126,068,600	—	126,068,600
Shares issued for land purchase	94,962	2,300,000	—	2,300,000
Exercise of stock options and related tax benefit, net of repurchased shares	576,432	3,878,600	—	3,878,600
Shares issued for Employee Stock Purchase Plan	117,033	1,736,300	—	1,736,300
Net Income	—	—	57,389,200	57,389,200

Balances at July 31, 2002	92,239,859	287,767,400	198,449,600	486,217,000
Exercise of stock options and related tax benefit, net of repurchased shares	134,000	774,400	—	774,400
Shares issued for Employee Stock Purchase Plan	204,753	1,873,200	—	1,873,200
Shares repurchased	(2,695,200)	(20,447,300)	—	(20,447,300)
Net Income	—	—	57,222,200	57,222,200

Balances at July 31, 2003	89,883,412	$269,967,700	$255,671,800	$525,639,500

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$57,222,200	$57,389,200	$42,685,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,545,000	16,308,200	14,350,000
Allowance for doubtful accounts	(174,900)	(441,000)	80,700
Deferred rent	(189,300)	24,100	(102,900)
Gain on sale of property and equipment	(190,000)	(735,600)	(152,400)
Deferred income taxes	7,205,900	2,811,500	772,000
Changes in operating assets and liabilities:
Accounts receivable	(7,447,300)	2,057,900	(11,796,200)
Vehicle pooling costs	(3,331,700)	828,900	(4,133,500)
Prepaid expenses and other current assets	(1,140,500)	(1,339,800)	(1,422,900)
Accounts payable and accrued liabilities	6,497,100	5,125,100	5,124,500
Deferred revenue	1,355,500	(511,100)	1,175,000
Income taxes	(6,272,100)	473,800	10,319,100

Net cash provided by operating activities	79,079,900	81,991,200	56,898,400

Cash flows from investing activities:
Purchase of property and equipment	(70,721,300)	(85,937,000)	(45,932,400)
Proceeds from sale of property and equipment	808,700	1,688,400	1,517,800
Purchase of net current assets in connection with acquisitions	(92,000)	(1,413,500)	(1,036,700)
Purchase of property and equipment in connection with acquisitions	(301,100)	(3,366,900)	(406,600)
Purchase of intangible assets in connection with acquisitions	(6,210,900)	(3,780,700)	(3,655,700)
Other intangible asset additions	—	(300,000)	(150,000)

Net cash used in investing activities	(76,516,600)	(93,109,700)	(49,663,600)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	126,068,600	—
Proceeds from the exercise of stock options	396,700	1,061,300	2,303,300
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,873,200	1,736,300	1,384,600
Repurchases of common stock	(20,447,300)	—	—
Principal payments on notes payable	(329,500)	(302,900)	(7,842,400)

Net cash (used in) provided by financing activities	(18,506,900)	128,563,300	(4,154,500)

Net (decrease) increase in cash and cash equivalents	(15,943,600)	117,444,800	3,080,300
Cash and cash equivalents at beginning of period	132,690,000	15,245,200	12,164,900

Cash and cash equivalents at end of period	$116,746,400	$132,690,000	$15,245,200

Supplemental disclosure of cash flow information:
Interest paid	$20,700	$39,700	$494,500

Income taxes paid	$36,002,200	$33,114,300	$17,995,700

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003, 2002 and 2001

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

Yard and Fleet Expenses

Yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and the cost of vehicles acquired and sold by the Company under purchase contracts.

General and Administrative Expenses

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

Fair Value of Financial Instruments

The amounts recorded for financial instruments in the Company's consolidated financial statements, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximate fair value as of July 31, 2003 and 2002.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the price the employee must pay to acquire the stock. Options granted to consultants and other non-employees are accounted for at fair value.

In the third quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method. For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company's stock of 0.40, a forfeiture rate of 0.06, a weighted-average expected life of the options of five years and a risk-free interest rate of 2.9%, 3.8% and 4.8% for 2003, 2002 and 2001, respectively. The weighted average fair value of options granted were $3.98, $9.36 and $12.16, for 2003, 2002 and 2001, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized in fiscal 2003, 2002 and 2001 is deducted from net income. The Company's pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Year Ended July 31,
	2003	2002	2001
	(Dollars in thousands,
	except per share data)
Net income, as reported	$57,222	$57,389	$42,685
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,275)	(2,214)	(1,879)

Pro forma net income	$54,947	$55,175	$40,806

Net income per share:
Basic—as reported	$0.63	$0.65	$0.52

Basic—pro forma	$0.60	$0.62	$0.50

Diluted—as reported	$0.62	$0.63	$0.50

Diluted—pro forma	$0.59	$0.60	$0.48

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

Business Combinations and Goodwill

On August 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on the Company's results of operations or financial position. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The Company's annual impairment test was performed in the fourth quarter of fiscal 2003. The results of this test indicated that goodwill was not impaired.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of fiscal 2001:

Fiscal years ended July 31,	2003	2002	2001
Net income, as reported	$57,222,200	$57,389,200	$42,685,000
Goodwill amortization, net of tax effect	—	—	1,427,800

Adjusted net income	$57,222,200	$57,389,200	$44,112,800

Basic earnings per share, as reported	$0.63	$0.65	$0.52
Goodwill amortization, net of tax effect	—	—	0.02

Adjusted basic net income per share	$0.63	$0.65	$0.54

Diluted earnings per share, as reported	$0.62	$0.63	$0.50
Goodwill amortization, net of tax effect	—	—	0.02

Adjusted diluted net income per share	$0.62	$0.63	$0.52

The change in carrying amount of goodwill is as follows:

Balance as of August 1, 2001	$82,753,400
Goodwill acquired during the period	20,166,700
Impairment adjustment	—

Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	5,784,300
Acquisition adjustment	409,400
Impairment adjustment	—

Balance as of August 1, 2003	$109,113,800

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

Recent Accounting Pronouncements

In August 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

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

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003, 2002 and 2001 (Continued)

In August 2002, the Company adopted SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

In January 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the classifications used in 2003.

(2) Acquisitions

Fiscal 2003 Transactions

During fiscal 2003 the Company made the following three acquisitions: Greater Pittsburgh Auto Auction, Inc. of West Mifflin, Pennsylvania; E.W.E. Salvage Pool & Auto Auction, Inc. of Reno, Nevada and Richmond Auto Auction of Virginia, Inc. of Richmond, Virginia. The consideration paid for these acquisitions consisted of $6,604,000 in cash. The acquired net assets consisted of accounts and advances receivable, inventory, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. These new facilities contributed $5.1 million of revenues during fiscal 2003. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $5,784,300 has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $426,700 for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years, based upon the agreements. In conjunction with the West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia acquisitions, the Company entered into leases for the use of these facilities.

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

Pro forma financial information for these acquisitions does not result in a significant change from actual results for 2003 and 2002.

(3) Accounts Receivable

Accounts receivable consists of the following:

July 31,	2003	2002
Advance charges receivable	$49,481,100	$43,067,600
Trade accounts receivable	22,344,600	18,628,800
Other receivables	755,500	3,578,700

	72,581,200	65,275,100
Less allowance for doubtful accounts	1,028,300	1,203,200

	$71,552,900	$64,071,900

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

(4) Property and Equipment

Property and equipment consists of the following:

July 31,	2003	2002
Transportation and other equipment	$13,859,800	$13,042,700
Office furniture and equipment	35,827,400	30,294,200
Land	85,075,900	77,967,700
Buildings and leasehold improvements	179,222,500	124,238,400

	313,985,600	245,543,000
Less accumulated depreciation and amortization	69,624,500	47,774,300

	$244,361,100	$197,768,700

Included in property and equipment as of July 31, 2003 and 2002 are $1,025,700 and $994,500, respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $601,400 and $397,800 as of July 31, 2003 and 2002, respectively.

(5) Intangibles and Other Assets

Intangibles and other assets consists of the following:

July 31,	2003	2002
Covenants not to compete	$11,287,700	$10,861,000
Options to purchase leased property	3,455,000	3,455,000
Other	284,000	284,000

	15,026,700	14,600,000
Less accumulated amortization	7,167,400	5,433,600

	$7,859,300	$9,166,400

Aggregate amortization expense on intangible assets was approximately $1,733,700, $1,598,400 and $3,857,700 for the fiscal years ended July 31, 2003, 2002, and 2001, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2004	$1,641,600
2005	1,232,600
2006	787,700
2007	535,700
2008	135,100

(6) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

July 31,	2003	2002
Trade accounts payable	$2,890,600	$4,730,500
Accounts payable to insurance companies	15,023,900	13,549,500
Accrued insurance	8,764,400	3,967,100
Accrued compensation and benefits	9,619,000	8,552,000
Other accrued liabilities	2,011,300	1,094,300

	$38,309,200	$31,893,400

(7) Long-Term Debt

Long-term debt consists of the following:

July 31,	2003	2002
Notes payable under capital leases, secured by equipment, payable in monthly installments of $700 through September 2006, bearing interest at 11.7% per annum	$22,800	$—
Notes payable under capital leases, secured by equipment, payable in monthly installments of $4,600 to $24,000 through October 2003, bearing interest at 6.9% per annum	84,600	409,200

	107,400	409,200
Less current portion	91,200	324,500

	$16,200	$84,700

The aggregate maturities of the Company's long-term debt are as follows:

Fiscal years ending July 31,
2004	$91,200
2005	7,300
2006	8,200
2007	700

$107,400

On February 23, 2001, the Company entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $95 million that matures in 2006. As of July 31, 2003, the Company had available $88.5 million under this facility, after taking into account $6.5 million of outstanding letters of credit.

The Company is subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. The Company is in compliance with all covenants.

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

In December 2001, the Company adopted the Copart, Inc. 2001 Stock Option Plan ("Plan"), presently covering an aggregate of 4,500,000 shares of the Company's Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaces the Company's 1992 Stock Option Plan ("1992 Plan") which expired in August 2002.

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

The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2003.

The Copart, Inc. Employee Stock Purchase Plan ("ESPP") provides for the purchase of up to an aggregate of 1,500,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The number of shares of Common Stock issued pursuant to the ESPP during each of fiscal 2003, 2002 and 2001 was 204,753, 117,033 and 141,331, respectively.

In February 2003, the Company's Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time. As of July 31, 2003, the Company had repurchased a total of 2,695,200 shares at a weighted average price of $7.59 per share. The Company accounted for the repurchase of its Common Stock by charging Common Stock for $20,447,300.

In March 2003, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Company will issue a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on Friday, March 21, 2003.

A summary of stock option activity for the fiscal years ended July 31, 2003, 2002 and 2001 follows:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,967,747	$8.77	5,244,549	$7.51	4,820,898	$4.28
Granted	686,000	10.91	397,500	17.65	1,402,500	15.15
Exercised	(134,000)	2.96	(598,102)	2.57	(963,849)	2.39
Cancelled	(197,950)	13.08	(76,200)	12.16	(15,000)	11.13

Outstanding at year end	5,321,797	$9.03	4,967,747	$8.77	5,244,549	$7.51

Options exercisable at year end	3,443,640	$6.82	2,666,698	$5.73	2,246,300	$3.60

A summary of stock options outstanding at July 31, 2003 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2003	Weighted- Average Exercise Price
$2.00 - 2.60	257,650	3.02	$2.11	257,650	$2.11
2.75 - 4.50	2,048,000	4.02	3.42	1,976,000	3.38
5.50 - 17.00	2,870,647	7.81	13.05	1,156,140	13.08
17.10 - 24.25	145,500	8.07	20.93	53,850	22.53

	5,321,797	7.49	$9.03	3,443,640	$6.82

(9) Income Taxes

The Company's income tax expense consists of:

Fiscal years ended July 31,	2003	2002	2001
Federal:
Current	$25,371,000	$29,152,300	$23,980,400
Deferred	6,834,600	2,519,700	653,800

	32,205,600	31,672,000	24,634,200

State:
Current	4,368,000	4,304,600	3,606,300
Deferred	371,300	291,800	118,200

	4,739,300	4,596,400	3,724,500

	$36,944,900	$36,268,400	$28,358,700

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003, 2002 and 2001 (Continued)

A reconciliation by year of the effective income tax rate to the expected U.S. statutory tax rate of 35% to income before income taxes and the actual income tax expense is as follows:

	Fiscal years ended July 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.9	3.5	4.0
Amortization of goodwill	—	—	1.5
Reversal of previously accrued taxes	(0.2)	—	—
Other differences	(0.5)	0.2	(0.5)

Effective tax rate	39.2%	38.7%	40.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, as of July 31:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$395,900	$539,700
Accrued compensation and benefits	991,400	899,100
State taxes	1,712,600	1,618,700
Property and equipment	3,319,200	3,537,000

Total gross deferred tax assets	6,419,100	6,594,500

Deferred tax liabilities:
Vehicle pooling costs	(9,001,500)	(6,704,000)
Intangibles and goodwill	(9,333,100)	(4,600,100)

Total gross deferred tax liabilities	(18,334,600)	(11,304,100)

Net deferred tax liability	$(11,915,500)	$(4,709,600)

The above net deferred tax liability as of July 31, has been reflected in the accompanying balance sheets as follows:

	2003	2002
Current liabilities	$5,901,600	$3,646,500
Non current liabilities	6,013,900	1,063,100

Net deferred tax liability	$11,915,500	$4,709,600

Based on the Company's historical operating earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has not established a valuation allowance.

In fiscal 2003, 2002 and 2001, the Company recognized a tax benefit of $377,700, $2,817,300 and $2,026,400, respectively, upon the exercise of certain stock options which is reflected in shareholders' equity.

(10) Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

Fiscal years ending July 31,	2003	2002	2001
Basic weighted shares outstanding	91,407,600	88,717,600	82,339,500
Effect of dilutive securities—stock options	1,610,200	2,533,400	2,274,900

Diluted weighted average shares outstanding	93,017,800	91,251,000	84,614,400

Options to purchase 2,900,899 and 121,500 shares of common stock at an average price of $13.68 and $21.55 per share were outstanding during the fiscal years ended July 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. No options were anti-dilutive for fiscal year 2001.

(11) Major Customers

In fiscal 2003, two customers accounted for 13% and 8% of the Company's revenues, respectively. In fiscal 2002, these two customers accounted for 14% and 9%, and in fiscal 2001, they accounted for 13% and 9% of the Company's revenues, respectively. At July 31, 2003 these two customers accounted for 17% and 7% of accounts receivable, respectively. At July 31, 2002 they accounted for 13% and 7%, and at July 31, 2001 they accounted for 10% and 6% of accounts receivable, respectively. No other customer accounted for more than 4% of revenues.

(12) Commitments and Contingencies

Leases:

The Company leases certain facilities under operating leases and in some cases has either a right of first refusal to acquire or option to purchase certain facilities at fair value. The Company recognizes rent expense on a straight-line basis over the lease term and has accrued for rent expense incurred but not paid. Facilities rental expense for the fiscal years ended July 31, 2003, 2002 and 2001 aggregated, $15,481,000, $14,084,000 and $11,987,000, respectively.

As of July 31, 2003, the Company has agreements with certain financial institutions whereby the institutions will purchase approximately $15.5 million of yard and fleet equipment, which will be leased back under operating leases. Yard and fleet equipment rental expense for the fiscal years ended July 31, 2003, 2002 and 2001 aggregated approximately, $10,183,600, $9,140,700 and $7,000,000, respectively.

Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 2003 are as follows:

Fiscal years ending July 31,	Capital Leases	Operating Leases
2004	$94,300	$27,279,500
2005	8,700	24,180,600
2006	8,700	19,340,800
2007	700	14,244,500
2008	—	10,600,600
Thereafter	—	36,274,800

	112,400	$131,920,800

Less amount representing interest	5,000

	$107,400

Commitments:

The Company had outstanding letters of credit of $6.5 million at July 31, 2003. These letters of credit secure certain insurance obligations.

Contingencies:

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles. Among this litigation is a lawsuit filed in Massachusetts against the Company which purports to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles, which the claimant contends were disposed of without complying with State laws. Lawsuits filed in California against the Company and rental car company vehicle suppliers, which purported to be class actions on behalf of California residents who owned previously damaged rental car vehicles that were sold through auctions on clean titles, have been dismissed without prejudice, and the individual claims have been settled and the Company has received, or anticipates receipt of, dismissals with prejudice of all individual claims. On June 13, 2003 the Company received notice from the United States Department of Labor ("DOL") that the Company's former Chief Financial Officer, had filed a complaint with the DOL alleging that Copart had terminated his employment in violation of Section 806 of the Sarbanes-Oxley Act of 2002. By the end of June 2003, Copart had settled the dispute, the DOL complaint filed against the Company was withdrawn, and the DOL advised the Company that it had closed its file on this matter. The Company is also involved in various governmental and administrative proceedings primarily relating to licensing and operation. The Company provides for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on the Company financial position, results of operations or cash flows.

(13) Related Party Transactions

The Company leases certain of its facilities from affiliates of the Company under various lease agreements. Rental payments under these leases aggregated $548,200, $533,800 and $681,500 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively, and expire on various dates through 2005.

An affiliate provided $413,100 of tow services to the Company in fiscal 2001.

(14) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 10% of employee contributions up to 15% of employee salary deferral.

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

(16) Quarterly Information (Unaudited)

	Fiscal Quarter
Fiscal year 2003
	First	Second	Third	Fourth
Revenues	$83,494,900	$82,783,400	$93,928,700	$87,216,100

Operating income	$23,387,300	$21,746,800	$24,608,700	$21,011,700

Net income	$14,706,500	$13,756,500	$15,422,800	$13,336,500

Basic net income per share	$.16	$.15	$.17	$.15

Diluted net income per share	$.16	$.15	$.17	$.15

Fiscal year 2002	First	Second	Third	Fourth
Revenues	$72,282,500	$71,382,300	$90,158,100	$82,632,300

Operating income	$20,463,800	$19,159,100	$26,011,100	$24,304,900

Net income	$12,758,200	$12,495,200	$16,600,400	$15,534,600

Basic net income per share	$.15	$.14	$.18	$.17

Diluted net income per share	$.15	$.14	$.18	$.17

SCHEDULE II

COPART, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal years ended July 31, 2003, 2002 and 2001

Description and fiscal year	Balance at beginning of year	Charged to costs and expenses	Deductions Applications to bad debt	Balance at end of year
Allowance for doubtful accounts:
July 31, 2003	$1,203,200	$655,100	$(830,000)	$1,028,300

July 31, 2002	$1,644,200	$153,100	$(594,100)	$1,203,200

July 31, 2001	$1,563,500	$643,700	$(563,000)	$1,644,200

QuickLinks

Table Of Contents
  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
COPART, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
COPART, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COPART, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 31, 2003, 2002 and 2001
  SCHEDULE II
COPART, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts Fiscal years ended July 31, 2003, 2002 and 2001