Form 10-Q
period 2003-10-31
COPART INC
filed 2003-12-15
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2003

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

YES     ☒     NO     ☐

Number of shares of Common Stock outstanding as of December 12, 2003: 88,969,312

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

October 31, 2003

Description

PART I – Financial Information

Item 1 - Financial Information
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Acquisitions and New Openings
Critical Accounting Policies and Estimates
Results of Operations
Liquidity and Capital Resources
Factors That May Affect Future Results

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in Internal Controls

PART II – Other Information

Item 1 – Legal Proceedings

Item 6 – Exhibits and Reports on Form 8-K
Signatures

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	October 31, 2003	July 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$119,463,500	$116,746,400
Accounts receivable, net	78,888,600	71,552,900
Vehicle pooling costs	25,138,600	23,380,500
Income taxes receivable	—	4,017,900
Prepaid expenses and other assets	10,493,200	10,068,500
Total current assets	233,983,900	225,766,200
Property and equipment, net	248,493,100	244,361,100
Intangibles and other assets, net	6,343,800	7,859,300
Goodwill	109,749,300	109,113,800
Total assets	$598,570,100	$587,100,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,700	$91,200
Accounts payable and accrued liabilities	38,826,800	38,309,200
Deferred revenue	10,715,500	9,707,500
Income taxes payable	3,750,400	—
Deferred income taxes	5,224,600	5,901,600
Other current liabilities	162,600	174,200
Total current liabilities	58,686,600	54,183,700
Deferred income taxes	8,013,900	6,013,900
Long-term debt, less current portion	14,500	16,200
Other liabilities	1,236,700	1,247,100
Total liabilities	67,951,700	61,460,900
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 88,966,312 and 89,883,412 shares issued and outstanding at October 31, 2003 and July 31, 2003, respectively	259,640,900	269,967,700
Accumulated other comprehensive income	64,600	—
Retained earnings	270,912,900	255,671,800
Total shareholders’ equity	530,618,400	525,639,500
Total liabilities and shareholders’ equity	$598,570,100	$587,100,400

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended October 31,
	2003	2002

Revenues	$91,466,600	$83,494,900

Operating costs and expenses:
Yard and fleet	51,661,900	47,878,700
General and administrative	8,118,000	6,598,100
Depreciation and amortization	7,399,600	5,630,800
Total operating expenses	67,179,500	60,107,600
Operating income	24,287,100	23,387,300

Other income (expense):
Interest expense	(1,600)	(6,600)
Interest income	295,500	461,700
Other income	610,900	466,000
Total other income	904,800	921,100
Income before income taxes	25,191,900	24,308,400

Income taxes	9,950,800	9,601,800
Net income	$15,241,100	$14,706,600

Basic net income per share	$.17	$.16

Weighted average shares outstanding	89,492,200	92,248,900

Diluted net income per share	$.17	$.16

Weighted average shares and dilutive potential common shares outstanding	91,183,200	94,056,300

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net income	$15,241,100	$14,706,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,399,600	5,630,800
Deferred rent	(10,400)	(12,200)
Loss (gain) on sale of property and equipment	43,400	(146,500)
Deferred income taxes	(677,000)	1,327,800
Changes in operating assets and liabilities:
Accounts receivable	(7,230,600)	(2,152,600)
Vehicle pooling costs	(1,709,200)	(725,400)
Prepaid expenses and other current assets	(424,700)	(4,016,900)
Accounts payable and accrued liabilities	506,000	325,400
Deferred revenue	1,008,000	261,200
Income taxes	9,982,000	4,868,500
Net cash provided by operating activities	24,128,200	20,066,600

Cash flows from investing activities:
Purchase of property and equipment	(11,259,900)	(20,678,100)
Proceeds from sale of property and equipment	100,400	388,400
Purchase of net current assets in connection with acquisitions	(154,000)	(311,300)
Purchase of property and equipment in connection with acquisitions	—	(292,300)
Purchase of goodwill and intangible assets in connection with acquisitions	(685,500)	(6,169,100)
Other net intangible asset changes	1,150,000	—
Net cash used in investing activities	(10,849,000)	(27,062,400)

Cash flows from financing activities:
Proceeds from the exercise of stock options	182,600	63,900
Repurchases of common stock	(10,723,100)	—
Principal payments on notes payable	(86,200)	(79,000)
Net cash used in financing activities	(10,626,700)	(15,100)

Effect of foreign currency translation	64,600	—

Net increase (decrease) in cash and cash equivalents	2,717,100	(7,010,900)

Cash and cash equivalents at beginning of period	116,746,400	132,690,000
Cash and cash equivalents at end of period	$119,463,500	$125,679,100

Supplemental disclosure of cash flow information:
Interest paid	$1,600	$6,600
Income taxes paid	$645,825	$3,405,500

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2003

(Unaudited)

NOTE 1 – General:

In the opinion of the management of Copart, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended October 31,
	2003	2002

Basic weighted average shares outstanding	89,492,200	92,248,900

Effect of dilutive securities - stock options	1,691,000	1,807,400

Diluted weighted average shares outstanding	91,183,200	94,056,300

Options to purchase 2,903,399 and 1,643,300 shares of common stock at a weighted average price of $13.65 and $15.91 per share were outstanding during the quarter ended October 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	October 31, 2003	July 31, 2003
Amortized intangibles:
Covenants not to compete	$11,337,700	$11,287,700
Accumulated amortization	(7,299,000)	(6,883,500)
Net intangibles	$4,038,700	$4,404,200

Aggregate amortization expense on intangible assets was approximately $415,500 and $444,600 for the three months ended October 31, 2003 and 2002, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2004 (nine months remaining)	$1,637,000
2005	1,041,700
2006	776,200
2007	407,000
2008	130,400
Thereafter	46,400

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	20,166,700
Acquisition adjustment	409,400
Impairment adjustment	—
Balance as of August 1, 2003	$109,113,800
Goodwill acquired during the period	635,500
Impairment adjustment	—
Balance as of October 31, 2003	$109,749,300

NOTE 4 – Stock-Based Compensation:

The Company accounts for its stock-based employee compensation plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“ SFAS 148”).  Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock.  Options granted to consultants and other non-employees are accounted for at fair value.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method.  For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.41, a forfeiture rate of 0.07, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.2% and 2.9% for fiscal 2004 and 2003, respectively.  The weighted average fair value of options granted were $3.17 and $4.04 for the first quarter of fiscal 2004 and 2003, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized in the first quarter of fiscal 2004 and 2003 is deducted from net income.  The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Three months ended October 31,
	(Dollars in thousands, except per share data)
	2003	2002

Net income, as reported	$15,241	$14,707
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(634)	(624)

Pro forma net income	$14,607	$14,083
Net income per share:
Basic – as reported	$0.17	$0.16

Basic – pro forma	$0.16	$0.15

Diluted – as reported	$0.17	$0.16

Diluted – pro forma	$0.16	$0.15

NOTE 5 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. Repurchases of common stock may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  Since July 31, 2003, the end of the Company’s last fiscal year, the Company has repurchased a total of 977,100 shares at a weighted average price of approximately $10.97 per share.  The total number of shares currently available for repurchase under the plan is 5,327,700.  The Company accounted for the repurchase of its Common Stock by charging Common Stock for $10,723,100.

NOTE 6 – Segment Reporting:

All of the Company’s facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 7 – Acquisitions and Openings:

In September 2003, the Company acquired a facility in Eugene, Oregon. The consideration paid for this acquisition consisted of approximately $0.8 million in cash.   The acquired net assets consisted of accounts and advance receivables, vehicle costs, goodwill and covenants not to compete.  The acquisition was accounted for using the purchase method of accounting and the operating results subsequent to the acquisition date are included in the Company’s consolidated statements of income.  The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $0.6 million has been recorded as goodwill.  The Company estimates that the entire goodwill balance relating to these acquisitions will be deductible for tax purposes.  In addition, the Company paid approximately $50,000 for covenants not to compete relating to this acquisition, which are being amortized over five years.  In conjunction with this acquisition, the Company has entered into a lease for the use of the facility.

Pro forma financial information for this acquisition did not result in a significant change from actual results for the quarter ended October 31, 2003.

In September 2003, the Company opened a new vehicle auction facility in Toronto, Canada.

NOTE 8 – Employees:

As of October 31, 2003, the Company had approximately 2,781 full-time employees, of whom approximately 233 were engaged in general and administrative functions and approximately 2,548 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements; however, driver, clerical and yard employees at the Company’s Detroit, Michigan salvage auction facility and driver employees at the Company’s Waldorf, Maryland salvage auction facility have voted to join the International Brotherhood of Teamsters (“Teamsters”). The Detroit driver election was held during the second quarter of fiscal 2003.  The Detroit clerical and yard employee election was held during the fourth quarter of fiscal 2003.  The Waldorf driver election was held during the first quarter of fiscal 2004. The Company is currently engaged in collective bargaining with the Teamsters who are representing the driver, yard and clerical employees at the Company’s Detroit, Michigan salvage auction facility, and the driver employees at the Company’s Waldorf, Maryland salvage auction facility.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the Teamsters are seeking to be certified as the representatives of all yard and driver employees at the Company’s Ellwood City, Pennsylvania salvage auction facility.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the International Union of Operating Engineers are seeking to be certified as the representatives of all drivers, mechanics, and yard employees at the Company’s Ellwood City, Pennsylvania salvage auction facility.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the Teamsters are seeking to be certified as the representatives of all full-time yard employees at the Company’s Hammond, Indiana salvage auction facility.  A vote by the Hammond, Indiana yard employees on whether or not to be represented by the Teamsters is scheduled for December 18, 2003.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the Teamsters were seeking to be certified as the representatives of all drivers at the Company’s Bellingham, Massachusetts salvage auction facility.  The Teamsters subsequently withdrew this position and as a result no election is currently scheduled.

NOTE 9 – Comprehensive Income:

The following table reconciles net income to comprehensive income:

	Three months ended October 31,
	(Dollars in thousands, except per share data)
	2003	2002
Net income, as reported	$15,241	$14,707
Other comprehensive income:
Foreign currency translation adjustments, net of tax	64	—
Total other comprehensive income	64	—
Comprehensive income	$15,305	$14,707

NOTE 10 – Subsequent Event:

The Company expended approximately $20 million in the second quarter of fiscal 2004 to buy out leases on trucks, in connection with the Company’s decision to move from an owned transport fleet to an owner operator model.  The disposal of the fleet of trucks is not expected to have a material adverse effect on the Company’s results of operations or financial position.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed under the caption “Factors That May Affect Future Results” beginning on page 16 of this report and those discussed elsewhere in this report.  We encourage investors to review these factors carefully.

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

In each of the quarters ended October 31, 2003 and 2002, approximately 64% and 67%, respectively, of the vehicles we sold were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

In each of the quarters ended October 31, 2003 and 2002, approximately 36% and 33%, respectively, of the vehicles we sold were processed under fixed fee agreements.

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

Acquisitions and New Openings

Since the beginning of fiscal 2002, we have acquired ten vehicle auction facilities and established eleven new facilities.  All of these acquisitions have been accounted for using the purchase method of accounting.  Although we anticipate that we will continue to open new facilities and acquire established facilities we expect to do so at a slower rate than experienced in prior periods.

To date in fiscal 2004, we have acquired a new facility located in Eugene, Oregon and opened a new facility in Toronto, Canada.  In fiscal 2003, we acquired new facilities located in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in Springfield, Missouri; Corpus Christi, Texas; Fort Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York. In fiscal 2002, we acquired new facilities located in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. We believe that these acquisitions and openings strengthen our coverage.

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

Results of Operations

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Revenues were approximately $91.5 million during the three months ended October 31, 2003, an increase of approximately $8.0 million, or 10%, over the three months ended October 31, 2002. The increase in revenues was due primarily to existing facilities which contributed approximately $6.4 million in revenues. New facilities (identified below), contributed approximately $1.6 million of new revenue.

New facilities in or near Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia; Albany, New York and Eugene, Oregon contributed approximately $1.6 million of new revenue for the three months ended October 31, 2003.

Yard and fleet expenses were approximately $51.7 million during the three months ended October 31, 2003, an increase of approximately $3.8 million, or 8%, over the three month period ended October 31, 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $1.8 million of yard and fleet expenses was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities increased by approximately $2.0 million, or 4%, compared to an existing facility revenue increase of approximately $6.4 million, or 8%.  Yard and fleet expenses decreased to 56% of revenues during the first quarter of fiscal 2004, as compared to 57% of revenues during the same period of fiscal 2003.

General and administrative expenses were approximately $8.1 million during the three months ended October 31, 2003, an increase of approximately $1.5 million, or 23%, over the comparable period in fiscal 2003. This increase was due primarily to an increase of approximately $0.8 million in payroll expense, $0.2 million in professional services and $0.5 million in various other general and administrative items. General and administrative expenses increased to 9% of revenues during the first quarter of fiscal 2004, as compared to 8% of revenues during the same period of fiscal 2003.

Depreciation and amortization expense was approximately $7.4 million during the three months ended October 31, 2003, an increase of approximately $1.8 million, or 31%, over the comparable period in fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  Growth in capital spending in fiscal 2004 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was approximately $24.3 million during the three months ended October 31, 2003, an increase of approximately $0.9 million, or 4%, from the comparable period in fiscal 2003. New facilities in or near Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia; Albany, New York; Toronto, Canada and Eugene, Oregon produced a $0.4 million decrease in operating income. Existing facilities produced a $1.3 million increase in operating income.

Total other income was approximately $0.9 million during the three months ended October 31, 2003 and October 31, 2002.  Interest income decreased approximately $0.1 million due primarily to lower interest rates.  Proceeds from the sale of certain fixed assets decreased approximately $0.2 million due to fewer disposals in the current quarter.  The decreases in interest income and disposal proceeds were offset by an increase in rental income of approximately $0.3 million.

Our effective combined federal, state and local income tax rate was 39.5% for the three months ended October 31, 2003 and October 31, 2002.

Due to the foregoing factors, we realized net income of approximately $15.2 million for the three months ended October 31, 2003, compared to net income of approximately $14.7 million for the three months ended October 31, 2002.

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents increased by approximately $2.7 million from July 31, 2003 to October 31, 2003. Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of October 31, 2003, we had working capital of approximately $175.3 million, including cash and cash equivalents of approximately $119.5 million. Our primary source of cash is from the collection of sellers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers’ fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

Subsequent to the quarter ended October 31, 2003, we expended approximately $20.0 million to buy out leases on trucks in connection with our decision to move from an owned transport fleet to a contracted service model.  The disposal of the fleet of trucks is not expected to have an adverse effect on our financial position, although it will result in a reduction in our cash balance during the period we are liquidating these assets.

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

Operating Activities

Net cash provided by operating activities increased by $4.1 million from the three months ended October 31, 2002 to $24.1 million for the three months ended October 31, 2003, reflecting our increased profitability, adjusted for depreciation and amortization and timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $11.3 million and $20.7 million for the three months ended October 31, 2003, and 2002, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

During the quarter ended October 31, 2003, we used cash for the acquisition of an operation in Eugene, Oregon, which had an aggregate cash cost of approximately $0.8 million.

During the quarter ended October 31, 2003, we wrote off approximately $1.2 million of lease purchase options.

Financing Activities

Net cash used in financing activities increased by $10.6 million from the three months ended October 31, 2002, due to the repurchase of approximately $10.7 million of common stock in the first quarter of fiscal 2004.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of October 31, 2003:

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$21,200	$6,700	$14,500	—	—
Operating Leases	$127,827,500	$27,449,300	$42,310,700	$23,227,500	$34,840,000

	Amount of Commitment Expiration Per Period
Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$6,459,900	$6,459,900	—	—	—

(1)          Contractual obligations consists of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $90 million that matures in 2006. As of October 31, 2003, the Company had available approximately $83.5 million under this facility, after taking into account approximately $6.5 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  The Company is in compliance with all covenants.

Share Repurchase Program

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. Repurchases of common stock may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  During the quarter ended October 31, 2003, the Company repurchased a total of 977,100 shares at a weighted average price of approximately $10.97 per share.  The total number of shares currently available for repurchase under the plan as of that date was 5,327,700.  The Company accounted for the repurchase of its Common Stock by charging Common Stock for $10,723,100.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues.  In the first quarter of fiscal 2004, vehicles supplied by our two largest suppliers accounted for approximately 12% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

•                  the availability of salvage vehicles;

•                  variations in vehicle accident rates;

•                  buyer participation in vehicle auctions;

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

In addition, as we increasingly rely on Internet-based auctions, we have become more dependent on our information technology systems.  If our systems fail or otherwise prove unreliable or if we experience system problems that we cannot readily remedy, it could result in increased expenditures for information technology systems and maintenance and could impair our relations with our buyers.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 26% of our common stock as of October 31, 2003.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

3.4	Certificate of Amendment of Bylaws of Copart, Inc.

31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

1.	The Company filed a current report on Form 8-K on September 16, 2003, to announce a press release and conference call regarding its financial results for the fiscal year ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ Simon E. Rote
Simon E. Rote, Vice President and Acting Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: December 12, 2003