Form 10-Q
period 2004-01-31
COPART INC
filed 2004-03-12
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2004

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

Number of shares of Common Stock outstanding as of March 11, 2004: 89,157,810

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

January 31, 2004

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	January 31, 2004	July 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$105,578,400	$116,746,400
Accounts receivable, net	94,915,800	71,552,900
Vehicle pooling costs	28,706,400	23,380,500
Income taxes receivable	—	4,017,900
Prepaid expenses and other assets	10,665,400	10,068,500
Equipment held for sale	10,040,300	—
Total current assets	249,906,300	225,766,200
Property and equipment, net	253,830,500	244,361,100
Intangibles and other assets, net	5,927,500	7,859,300
Goodwill	109,749,300	109,113,800
Total assets	$619,413,600	$587,100,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,900	$91,200
Accounts payable and accrued liabilities	39,941,700	38,309,200
Deferred revenue	11,882,400	9,707,500
Income taxes payable	680,100	—
Deferred income taxes	7,952,000	5,901,600
Other current liabilities	162,600	174,200
Total current liabilities	60,625,700	54,183,700
Deferred income taxes	8,013,900	6,013,900
Long-term debt, less current portion	12,700	16,200
Other liabilities	1,201,900	1,247,100
Total liabilities	69,854,200	61,460,900
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 89,120,110 and 89,883,412 shares issued and outstanding at January 31, 2004 and July 31, 2003, respectively	261,293,200	269,967,700
Accumulated other comprehensive loss	(14,600)	—
Retained earnings	288,280,800	255,671,800
Total shareholders’ equity	549,559,400	525,639,500
Total liabilities and shareholders’ equity	$619,413,600	$587,100,400

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003

Revenues	$92,634,900	$82,783,400	$184,101,500	$166,278,300

Operating costs and expenses:
Yard and fleet	50,142,200	48,197,600	101,804,100	96,076,400
General and administrative	8,591,100	6,475,800	16,709,100	13,073,900
Depreciation and amortization	8,081,500	6,363,200	15,481,100	11,994,000
Total operating expenses	66,814,800	61,036,600	133,994,300	121,144,300
Operating income	25,820,100	21,746,800	50,107,200	45,134,000

Other income (expense):
Interest expense	(600)	(6,500)	(2,100)	(13,100)
Interest income	293,100	488,200	588,600	949,900
Gain on sale of fleet equipment	1,948,000	44,500	1,948,000	170,900
Other income	647,100	241,700	1,258,000	581,300
Total other income	2,887,600	767,900	3,792,500	1,689,000
Income before income taxes	28,707,700	22,514,700	53,899,700	46,823,000

Income taxes	11,339,900	8,758,200	21,290,700	18,360,000
Net income	$17,367,800	$13,756,500	$32,609,000	$28,463,000

Basic net income per share	$.20	$.15	$.37	$.31
Weighted average shares outstanding	89,023,800	92,365,900	89,258,000	92,307,400

Diluted net income per share	$.19	$.15	$.36	$.30
Weighted average shares and dilutive potential common shares outstanding	91,484,900	94,154,200	91,322,200	94,135,400

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net income	$32,609,000	$28,463,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,481,100	11,994,000
Deferred rent	(45,200)	(26,700)
Gain on sale of fleet equipment and other property and equipment	(1,822,800)	(135,700)
Deferred income taxes	4,050,400	2,518,200
Changes in operating assets and liabilities:
Accounts receivable	(23,257,800)	(18,993,000)
Vehicle pooling costs	(5,277,000)	(3,904,900)
Prepaid expenses and other current assets	(596,900)	(3,006,500)
Accounts payable and accrued liabilities	1,620,900	1,595,600
Deferred revenue	2,174,900	1,784,600
Income taxes	5,477,600	(83,800)
Net cash provided by operating activities	30,414,200	20,204,800

Cash flows from investing activities:
Purchase of property and equipment	(41,533,300)	(54,141,200)
Proceeds from sale of property and equipment	9,197,100	507,500
Purchase of net current assets in connection with acquisitions	(154,000)	(285,500)
Purchase of property and equipment in connection with acquisitions	—	(301,100)
Purchase of goodwill and intangible assets in connection with acquisitions	(685,500)	(6,168,900)
Other net intangible asset changes	1,150,000	—
Net cash used in investing activities	(32,025,700)	(60,389,200)

Cash flows from financing activities:
Proceeds from the exercise of stock options	570,400	579,100
Proceeds from the issuance of Employee Stock Purchase Plan shares	698,600	1,078,500
Repurchases of common stock	(10,723,100)	—
Principal payments on notes payable	(87,800)	(159,400)
Net cash (used in) provided by financing activities	(9,541,900)	1,498,200

Effect of foreign currency translation	(14,600)	—

Net decrease in cash and cash equivalents	(11,168,000)	(38,686,200)

Cash and cash equivalents at beginning of period	116,746,400	132,690,000
Cash and cash equivalents at end of period	$105,578,400	$94,003,800

Supplemental disclosure of cash flow information:
Interest paid	$2,100	$13,100
Income taxes paid	$11,759,025	$15,626,500

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2004

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

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003

Basic weighted shares outstanding	89,023,800	92,365,900	89,258,000	92,307,400

Effect of dilutive securities - stock options	2,461,100	1,788,300	2,064,200	1,828,000

Diluted weighted average shares outstanding	91,484,900	94,154,200	91,322,200	94,135,400

Options to purchase 1,531,000 and 1,672,050 shares of common stock at a weighted average price of $17.52 and $15.81 per share were outstanding during the quarters ended January 31, 2004 and 2003, respectively, and 1,978,750 and 1,669,050 shares of common stock at a weighted average price of $16.51 and $15.82 were outstanding during the six months ended January 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	January 31, 2004	July 31, 2003
Amortized intangibles:
Covenants not to compete	$11,337,700	$11,287,700
Accumulated amortization	(7,715,200)	(6,883,500)
Net intangibles	$3,622,500	$4,404,200

Aggregate amortization expense on intangible assets was approximately $416,400 and $439,800 for the three months and approximately $831,900 and $884,400 for the six months ended January 31, 2004 and 2003, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2004 (six months remaining)	$819,000
2005	1,242,600
2006	797,700
2007	545,700
2008	145,100
Thereafter	72,400

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	5,784,300
Acquisition adjustment	409,400
Impairment adjustment	—
Balance as of August 1, 2003	$109,113,800
Goodwill acquired during the period	635,500
Impairment adjustment	—
Balance as of January 31, 2004	$109,749,300

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method.  For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.41, a forfeiture rate of 0.07, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.1% and 2.9% for fiscal 2004 and 2003, respectively.  The weighted average fair value of options granted were $6.69 and $4.42 for the three months and $4.71 and $4.08 for the six months ended January 31, 2004 and 2003, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized during the three and six months ended January 31, 2004 and 2003 is deducted from net income.  The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Three months ended January 31,		Six months ended January 31,
	(Dollars in thousands, except per share data)
	2004	2003	2004	2003

Net income, as reported	$17,368	$13,756	$32,609	$28,463
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(689)	(631)	(1,379)	(1,256)

Pro forma net income	$16,679	$13,125	$31,230	$27,207

Net income per share:
Basic – as reported	$0.20	$0.15	$0.37	$0.31

Basic – pro forma	$0.19	$0.14	$0.35	$0.29

Diluted – as reported	$0.19	$0.15	$0.36	$0.30

Diluted – pro forma	$0.18	$0.14	$0.34	$0.29

NOTE 5 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. Repurchases of common stock may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time.  Since July 31, 2003, the end of the Company’s last fiscal year, the Company has repurchased a total of 977,100 shares at a weighted average price of approximately $10.97 per share.  The total number of shares currently available for repurchase under the plan is 5,327,700.  The Company accounted for the repurchase of its Common Stock by charging $10,723,100 to Common Stock.

NOTE 6 – Segment Reporting:

All of the Company’s facilities are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

Geographic revenue information follows:

	Three months ended January 31,		Six months ended January 31,
	(Dollars in thousands)
	2004	2003	2004	2003
Revenues:
United States	$78,163	$72,827	$157,364	$147,041
Foreign countries	14,472	9,956	26,738	19,237
	$92,635	$82,783	$184,102	$166,278

Revenue derived from foreign buyers is based in U.S. dollars.  The Company’s assets are primarily located in the United States.

NOTE 7 – Acquisitions and Openings:

In September 2003, the Company acquired a facility in Eugene, Oregon. The consideration paid for this acquisition consisted of approximately $0.8 million in cash.   The acquired net assets consisted of accounts and advance receivables, vehicle costs, goodwill and covenants not to compete.  The acquisition was accounted for using the purchase method of accounting and the operating results subsequent to the acquisition date are included in the Company’s consolidated statements of income.  The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $0.6 million has been recorded as goodwill.  The Company estimates that the entire goodwill balance relating to this acquisition will be deductible for tax purposes.  In addition, the Company paid approximately $50,000 for covenants not to compete relating to this acquisition, which are being amortized over five years.  In conjunction with this acquisition, the Company has entered into a lease with the prior owner for the use of the facility.

Pro forma financial information for this acquisition did not result in a significant change from actual results for the quarter or six months ended January 31, 2004.

In fiscal 2004, the Company has opened new vehicle auction facilities in Toronto, Canada and Helena, Montana.

NOTE 8 – Employees:

As of January 31, 2004, the Company had approximately 2,340 full-time employees, of whom approximately 230 were engaged in general and administrative functions and approximately 2,110 were engaged in yard and fleet operations. The Company is not subject to any collective bargaining agreements; however, driver, clerical and yard employees at the Company’s Detroit, Michigan salvage auction facility and driver employees at the Company’s Waldorf, Maryland salvage auction facility have voted to join the International Brotherhood of Teamsters (“Teamsters”). The Detroit driver election was held during the second quarter of fiscal 2003.  The Detroit clerical and yard employee election was held during the fourth quarter of fiscal 2003.  The Waldorf driver election was held during the first quarter of fiscal 2004. The Company is currently engaged in collective bargaining with the Teamsters who are representing the driver, yard and clerical employees at the Company’s Detroit, Michigan salvage auction facility, and the driver employees at the Company’s Waldorf, Maryland salvage auction facility.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the National Labor Relations Board (“NLRB”) whereby the Teamsters are seeking to be certified as the representatives of all yard and driver employees at the Company’s Ellwood City, Pennsylvania salvage auction facility.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the International Union of Operating Engineers (“Operating Engineers”) are seeking to be certified as the representatives of all drivers, mechanics, and yard employees at the Company’s Ellwood City, Pennsylvania salvage auction facility.  The Operating Engineers subsequently withdrew this petition, leaving only the Teamsters petition at Ellwood City.  No election is currently scheduled at Ellwood City because the processing of the Teamsters petition is stayed by the NLRB’s investigation into Unfair Labor Practice Charges filed by the Teamsters.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the Teamsters were seeking to be certified as the representatives of all full-time yard employees at the Company’s Hammond, Indiana salvage auction facility.  A vote by the Hammond, Indiana yard employees on whether or not to be represented by the Teamsters was scheduled for December 18, 2003.  That petition was withdrawn by the Teamsters on December 17, 2003, and no election is currently scheduled at Hammond.  During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the Teamsters were seeking to be certified as the representatives of all drivers at the Company’s Bellingham, Massachusetts salvage auction facility.  The Teamsters subsequently withdrew this position and as a result no election is currently scheduled.  While it is not feasible to determine the outcome of these matters, management believes that any outcome will not have a material effect on our financial position, results of operations or cash flows.

NOTE 9 – Comprehensive Income:

The following table reconciles net income to comprehensive income:

	Three months ended January 31,		Six months ended January 31,
	(Dollars in thousands)
	2004	2003	2004	2003
Net income, as reported	$17,368	$13,757	$32,609	$28,463
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(79)	—	(15)	—
Total other comprehensive loss	(79)	—	(15)	—
Comprehensive income	$17,289	$13,757	$32,594	$28,463

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

Overview

We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (“PIP”) or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.  Our patent pending auction process, which we have implemented at all of our salvage facilities, is Virtual Bidding Second Generation (“VB2”).  VB2 is an Internet bidding product that allow buyers to bid real-time against other real-time bidders over the Internet at copart.com. This product opens the Copart auction process to registered buyers anywhere in the world who have Internet access.

For the three months ended January 31, 2004 and 2003, approximately 65% and 68%, respectively, and for the six months ended January 31, 2004 and 2003, approximately 64% and 67%, respectively, of the vehicles we sold were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the three months ended January 31, 2004 and 2003, approximately 35% and 32%, respectively, and for the six months ended January 31, 2004 and 2003, approximately 36% and 33%, respectively, of the vehicles we sold were processed under fixed fee agreements.

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

Acquisitions and New Openings

Since the beginning of fiscal 2002, we have acquired ten vehicle auction facilities and established twelve new facilities.  All of these acquisitions have been accounted for using the purchase method of accounting.  Although we anticipate that we will continue to open new facilities and acquire established facilities we expect to do so at a slower rate than experienced in prior periods.

To date in fiscal 2004, we have acquired a new facility located in Eugene, Oregon and opened new facilities in Helena, Montana and Toronto, Canada.  In fiscal 2003, we acquired new facilities located in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in Springfield, Missouri; Corpus Christi, Texas; Fort Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York. In fiscal 2002, we acquired new facilities located in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman, Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. We believe that these acquisitions and openings strengthen our coverage.

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

Results of Operations

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Revenues were approximately $92.6 million during the three months ended January 31, 2004, an increase of approximately $9.9 million, or 12%, over the three months ended January 31, 2003. The increase in revenues was due primarily to existing facilities, which contributed approximately $8.8 million in revenues.  New facilities (identified below), contributed approximately $1.1 million of new revenue.

New facilities in or near Richmond, Virginia; Albany, New York and Eugene, Oregon contributed approximately $1.1 million of new revenue for the three months ended January 31, 2004.

Yard and fleet expenses were approximately $50.1 million during the three months ended January 31, 2004, an increase of approximately $1.9 million, or 4%, over the three month period ended January 31, 2003. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $1.2 million of yard and fleet expenses was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $0.7 million, or 2%, compared to an existing facility revenue increase of approximately $8.8 million, or 11%.  Yard and fleet expenses decreased to 54% of revenues during the second quarter of fiscal 2004, as compared to 58% of revenues during the same period of fiscal 2003.  The decrease in yard and fleet expenses as a percentage of revenue is primarily due to our shift from a live auction process to an entirely Internet based auction process.

General and administrative expenses were approximately $8.6 million during the three months ended January 31, 2004, an increase of approximately $2.1 million, or 33%, over the comparable period in fiscal 2003. The increase is attributable to an increase of approximately $1.0 million in payroll expense, $0.8 million in lease expense and $0.3 million in various other general and administrative items.  These increases are primarily a result of the Company’s VB2 initiative.  VB2 requires additional resources in the form of additional computer equipment and employees to support the systems required to conduct Internet only auctions.  General and administrative expenses increased to 9% of revenues during the second quarter of fiscal 2004, as compared to 8% of revenues during the same period fiscal 2003.

Depreciation and amortization expense was approximately $8.1 million during the three months ended January 31, 2004, an increase of approximately $1.7 million, or 27%, over the comparable period in fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  Capital spending in fiscal 2004 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was approximately $25.8 million during the three months ended January 31, 2004, an increase of approximately $4.1 million, or 19%, over the comparable period in fiscal 2003. New facilities in or near Richmond, Virginia; Albany, New York; Toronto, Canada; Eugene, Oregon and Helena, Montana produced a $0.1 million decrease in operating income.  Existing facilities produced a $4.2 million increase in operating income.

Total other income was approximately $2.9 million during the three months ended January 31, 2004, an increase of approximately $2.1 million from the three months ended January 31, 2003.  The increase was due primarily to a gain on the disposal of a portion of our fleet of trucks of approximately $1.9 million and an increase in rental income of approximately $0.4 million.  The increase was offset by a decrease in interest income of approximately $0.2 million due primarily to lower interest rates.

Our effective combined federal, state and local income tax rate was 39.5% for the three months ended January 31, 2004 and January 31, 2003.

Due to the foregoing factors, we realized net income of approximately $17.4 million for the three months ended January 31, 2004, compared to net income of approximately $13.8 million for the three months ended January 31, 2003.

Six Months Ended January 31, 2004 Compared to Six Months Ended January 31, 2003

Revenues were approximately $184.1 million during the six months ended January 31, 2004, an increase of approximately $17.8 million, or 11%, over the six months ended January 31, 2003.  The increase in revenues was due primarily to existing facilities, which contributed approximately $16.0 million in revenues.  New facilities (identified below), contributed approximately $1.8 million of new revenue.

New facilities in or near Richmond, Virginia; Albany, New York and Eugene, Oregon contributed approximately $1.8 million of new revenue for the six months ended January 31, 2004.

Yard and fleet expenses were approximately $101.8 million during the six months ended January 31, 2004, an increase of approximately $5.7 million, or 6%, over the six month period ended January 31, 2003. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.0 million of yard and fleet expenses was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $3.7 million, or 4%, compared to an existing facility revenue increase of approximately $16.0 million, or 10%.  Yard and fleet expenses decreased to 55% of revenues during the first six months of fiscal

2004, as compared to 58% of revenues during the same period of fiscal 2003. The decrease in yard and fleet expenses as a percentage of revenue is due primarily to our shift from a live auction process to an entirely Internet based auction process.

General and administrative expenses were approximately $16.7 million during the six months ended January 31, 2004, an increase of approximately $3.6 million, or 28%, over the comparable period in fiscal 2003. This increase was due primarily to an increase of approximately $1.8 million in payroll expense, $0.3 million in professional services, $1.2 million in lease expense and $0.3 million in various other general and administrative items. These increases are primarily a result of the Company’s VB2 initiative.  VB2 requires additional resources in the form of additional computer equipment and employees to support the systems required to conduct Internet only auctions.  General and administrative expenses increased to 9% of revenues during the first six months of fiscal 2004, as compared to 8% of revenues during the same period of fiscal 2003.

Depreciation and amortization expense was approximately $15.5 million during the six months ended January 31, 2004, an increase of approximately $3.5 million, or 29%, over the comparable period in fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities. Capital spending in fiscal 2004 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was $50.1 million during the six months ended January 31, 2004, an increase of approximately $5.0 million, or 11% over the comparable period in fiscal 2003. New facilities in or near Richmond, Virginia; Albany, New York; Toronto, Canada; Eugene, Oregon and Helena, Montana produced a 0.3 million decrease in operating income.  Existing facilities produced a $5.3 million increase in operating income.

Total other income was approximately $3.8 million during the six months ended January 31, 2004, an increase of approximately $2.1 million from the six months ended January 31, 2003. The increase was due primarily to a gain on the disposal of a portion of our fleet of trucks of approximately $1.9 million and an increase in rental income of approximately $0.7 million.  The increase was offset by a decrease in interest income of approximately $0.3 million due primarily to lower interest rates and a loss on the disposal of certain fixed assets of $0.2 million.

Our effective combined federal, state and local income tax rate for both of the six months ended January 31, 2004 and 2003 was approximately 39.5%.

Due to the foregoing factors, we realized net income of approximately $32.6 million for the six months ended January 31, 2004, compared to net income of approximately $28.5 million for the six months ended January 31, 2003.

Liquidity and Capital Resources

We have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents decreased by approximately $11.2 million from July 31, 2003 to January 31, 2004. Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

During the second quarter ended January 31, 2004, we expended approximately $20.5 million to buy out leases on trucks in connection with our decision to move from an owned transport fleet to a contracted service model.  During the second quarter, we sold approximately $9.2 million of the fleet of trucks and recognized a gain of approximately $1.9 million.  The disposal of the remaining fleet of trucks is not expected to have an adverse effect on our financial position.

As of January 31, 2004, we had working capital of approximately $189.3 million, including cash and cash equivalents of approximately $105.6 million. Our primary source of cash is from the collection of sellers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers’ fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

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

Operating Activities

Net cash provided by operating activities increased by $10.2 million from the six months ended January 31, 2003 to $30.4 million for the six months ended January 31, 2004, reflecting our increased profitability, adjusted for depreciation and amortization and timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $41.5 million and $54.1 million for the six months ended January 31, 2004, and 2003, respectively.  Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

During fiscal 2004, we used cash for the acquisition of an operation in Eugene, Oregon, which had an aggregate cash cost of approximately $0.8 million.

Also during fiscal 2004, we wrote off approximately $1.2 million of lease purchase options and we sold approximately $9.2 million of fleet equipment.

Financing Activities

Net cash used in financing activities increased by approximately $11.0 million from the six months ended January 31, 2003, due primarily to the repurchase of approximately $10.7 million of common stock in the first quarter of fiscal 2004.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2004:

Payments Due By Period

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$19,600	$6,900	$12,700	—	—
Operating Leases	$108,600,000	$21,779,400	$33,260,800	$20,439,300	$33,120,500

Amount of Commitment Expiration Per Period

Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$10,959,900	$10,959,900	—	—	—

(1)          Contractual obligations consists of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $85 million that matures in 2006. As of January 31, 2004, the Company had available $74.0 million under this facility, after taking into account $11.0 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  The Company is in compliance with all covenants.

Share Repurchase Program

In February 2003, the Company’s Board of Directors authorized us to repurchase up to nine million shares of its Common Stock. Repurchases of common stock may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  During the six months ended January 31, 2004, we repurchased a total of 977,100 shares at a weighted average price of approximately $10.97 per share.  The total number of shares currently available for repurchase under the plan as of that date was 5,327,700.  We accounted for the repurchase of Common Stock by charging $10,723,100 to Common Stock.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues.  In the second quarter of fiscal 2004, vehicles supplied by our two largest suppliers accounted for approximately 12% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 26% of our common stock as of January 31, 2004.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk and foreign currency risk.   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities.  Our exposure to foreign currency risks relates to our operations in Canada, which has not been significant.  We do not use derivative financial instruments for speculative or trading purposes.  We invest primarily in corporate securities, bank certificates, U.S. Treasury and Agency Obligations, asset-backed securities, repurchase agreements, auction rate debt instruments and money market mutual funds and generally hold them to maturity.  Consequently, we do not expect any material loss with respect to our investment portfolio.

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

(b)           Changes in Internal Controls.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on December 8, 2003 (the “Meeting”).

(b)	The following directors were elected at the Meeting:

Willis J. Johnson
Marvin L. Schmidt
A. Jayson Adair
James Grosfeld
James E. Meeks
Jonathan Vannini
Harold Blumenstein

(c)	The results of the vote on the matters voted upon at the meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	72,141,621	2,189,445
	Marvin L. Schmidt	72,142,918	2,188,148
	A. Jayson Adair	72,131,548	2,199,518
	James Grosfeld	71,890,442	2,440,624
	James E. Meeks	72,140,668	2,190,398
	Jonathan Vannini	71,891,085	2,439,981
	Harold Blumenstein	71,891,576	2,439,490

(ii)   Approval of the amended and restated 1994 Employee Stock Purchase Plan:

For	Against	Abstained	No Vote

61,323,978	1,528,645	559,630	10,918,813

(iii)  Ratification of KPMG LLP as independent auditors for the Company for fiscal year 2004:

For	Against	Abstained	No Vote

73,162,147	4,108,764	28,136	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated October 29,2003 relating to the Meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Simon E. Rote, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

	1.	The Company filed a current report on Form 8-K on September 16, 2003, to announce a press release and conference call regarding its financial results for the fiscal year ended July 31, 2003.

	2.	The Company filed a current report on Form 8-K on December 2, 2003, to announce a press release and conference call regarding its financial results for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ Simon E. Rote
Simon E. Rote, Vice President of Finance and Acting Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 11, 2004