Form 10-Q
period 2004-04-30
COPART INC
filed 2004-06-14
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2004

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

Number of shares of Common Stock outstanding as of June 10, 2004: 89,982,682

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

April 30, 2004

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
Signatures

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	April 30, 2004	July 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$165,639,100	$116,746,400
Accounts receivable, net	84,391,400	71,552,900
Vehicle pooling costs	24,496,500	23,380,500
Income taxes receivable	—	4,017,900
Prepaid expenses and other assets	10,861,100	10,068,500
Equipment held for sale	6,563,600	—
Total current assets	291,951,700	225,766,200
Property and equipment, net	251,599,900	244,361,100
Intangibles and other assets, net	5,488,600	7,859,300
Goodwill	109,749,300	109,113,800
Total assets	$658,789,500	$587,100,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,100	$91,200
Accounts payable and accrued liabilities	47,343,600	38,309,200
Deferred revenue	9,888,900	9,707,500
Income taxes payable	9,686,800	—
Deferred income taxes	6,331,200	5,901,600
Other current liabilities	157,900	174,200
Total current liabilities	73,415,500	54,183,700
Deferred income taxes	8,013,900	6,013,900
Long-term debt, less current portion	10,800	16,200
Other liabilities	1,194,100	1,247,100
Total liabilities	82,634,300	61,460,900
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 89,765,139 and 89,883,412 shares issued and outstanding at April 30, 2004 and July 31, 2003, respectively	262,740,600	269,967,700
Accumulated other comprehensive loss	(28,300)	—
Retained earnings	313,442,900	255,671,800
Total shareholders’ equity	576,155,200	525,639,500
Total liabilities and shareholders’ equity	$658,789,500	$587,100,400

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003

Revenues	$116,618,400	$93,928,700	$300,720,000	$260,207,000

Operating costs and expenses:
Yard and fleet	58,053,000	55,012,300	159,659,300	151,088,600
General and administrative	10,515,200	7,909,400	27,224,300	20,983,200
Depreciation and amortization	7,651,700	6,398,300	23,132,800	18,392,300
Total operating expenses	76,219,900	69,320,000	210,016,400	190,464,100
Operating income	40,398,500	24,608,700	90,703,600	69,742,900

Other income (expense):
Interest expense	(500)	(4,500)	(2,600)	(17,600)
Interest income	338,800	339,500	927,400	1,289,400
(Loss) gain on sale of fleet equipment	(773,000)	39,300	1,155,000	210,200
Other income	590,800	497,800	1,868,700	1,079,000
Total other income	156,100	872,100	3,948,500	2,561,000
Income before income taxes	40,554,600	25,480,800	94,652,100	72,303,900

Income taxes	15,590,200	10,058,000	36,881,000	28,418,100
Net income	$24,964,400	$15,422,800	$57,771,100	$43,885,800

Basic net income per share	$.28	$.17	$.65	$.48
Weighted average shares outstanding	89,372,700	91,195,100	89,295,700	91,944,800

Diluted net income per share	$.27	$.17	$.63	$.47
Weighted average shares and dilutive potential common shares outstanding	91,973,700	92,599,500	91,235,800	93,586,000

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended April 30,
	2004	2003
Cash flows from operating activities:
Net income	$57,771,100	$43,885,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,132,800	18,392,300
Deferred rent	(53,000)	(35,900)
Gain on sale of fleet equipment and other property and equipment	(1,012,100)	(187,900)
Deferred income taxes	2,429,600	5,884,200
Changes in operating assets and liabilities:
Accounts receivable	(12,733,400)	(3,730,500)
Vehicle pooling costs	(1,067,100)	(1,795,200)
Prepaid expenses and other current assets	(1,042,600)	(2,138,600)
Accounts payable and accrued liabilities	9,018,100	3,188,900
Deferred revenue	181,400	605,600
Income taxes	13,893,400	1,129,300
Net cash provided by operating activities	90,518,200	65,198,000

Cash flows from investing activities:
Purchase of property and equipment	(51,030,100)	(61,914,800)
Proceeds from sale of property and equipment	16,627,700	674,400
Purchase of net current assets in connection with acquisitions	(154,000)	(283,600)
Purchase of property and equipment in connection with acquisitions	—	(301,100)
Purchase of goodwill and intangible assets in connection with acquisitions	(685,500)	(6,210,900)
Other net intangible asset changes	1,150,000	—
Net cash used in investing activities	(34,091,900)	(68,036,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,608,700	1,737,300
Proceeds from the issuance of Employee Stock Purchase Plan shares	698,600	—
Repurchases of common stock	(10,723,100)	(20,447,300)
Principal payments on notes payable	(89,500)	(244,700)
Net cash used in financing activities	(7,505,300)	(18,954,700)
Effect of foreign currency translation	(28,300)	—
Net increase (decrease) in cash and cash equivalents	48,892,700	(21,792,700)

Cash and cash equivalents at beginning of period	116,746,400	132,690,000
Cash and cash equivalents at end of period	$165,639,100	$110,897,300

Supplemental disclosure of cash flow information:
Interest paid	$2,600	$17,600
Income taxes paid	$20,557,965	$21,066,371

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2004

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

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003

Basic weighted shares outstanding	89,372,700	91,195,100	89,295,700	91,944,800

Effect of dilutive securities - stock options	2,601,000	1,404,400	1,940,100	1,641,200

Diluted weighted average shares outstanding	91,973,700	92,599,500	91,235,800	93,586,000

Options to purchase 151,000 and 2,951,649 shares of common stock at a weighted average price of $21.79 and $13.65 per share were outstanding during the quarters ended April 30, 2004 and 2003, respectively, and 1,591,400 and 2,930,399 shares of common stock at a weighted average price of $17.69 and $13.68 were outstanding during the nine months ended April 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	April 30, 2004	July 31, 2003
Amortized intangibles:
Covenants not to compete	$11,337,700	$11,287,700
Accumulated amortization	(8,129,100)	(6,883,500)
Net intangibles	$3,208,600	$4,404,200

Aggregate amortization expense on intangible assets was approximately $413,900 and $435,300 for the three months and approximately $1,245,600 and $1,318,100 for the nine months ended April 30, 2004 and 2003, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2004 (three months remaining)	$405,100
2005	1,242,600
2006	797,700
2007	545,700
2008	145,100
Thereafter	72,400

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2002	$102,920,100
Goodwill acquired during the period	5,784,300
Acquisition adjustment	409,400
Impairment adjustment	—
Balance as of August 1, 2003	$109,113,800
Goodwill acquired during the period	635,500
Impairment adjustment	—
Balance as of April 30, 2004	$109,749,300

NOTE 4 – Stock-Based Compensation:

The Company accounts for its stock-based employee compensation plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“ SFAS 148”).  Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock.  Options granted to consultants and other non-employees are accounted for at fair value.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method.  For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.41, a forfeiture rate of 0.08, a weighted-average expected life of the options of five years and a risk-free interest rate of 2.8% and 2.9% for fiscal 2004 and 2003, respectively.  The weighted average fair values of options granted were $5.72 and $2.14 for the three months and $3.66 and $3.13 for the nine months ended April 30, 2004 and 2003, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized during the three and nine months ended April 30, 2004 and 2003 is deducted from net income.  The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Three months ended April 30,		Nine months ended April 30,
	(Dollars in thousands, except per share data)
	2004	2003	2004	2003

Net income, as reported	$24,964	$15,423	$57,771	$43,886
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(588)	(501)	(1,572)	(1,539)

Pro forma net income	$24,376	$14,922	$56,199	$42,347

Net income per share:
Basic – as reported	$0.28	$0.17	$0.65	$0.48

Basic – pro forma	$0.27	$0.16	$0.63	$0.46

Diluted – as reported	$0.27	$0.17	$0.63	$0.47

Diluted – pro forma	$0.27	$0.16	$0.62	$0.45

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

Geographic revenue information based on location of customer follows:

	Three months ended April 30,		Nine months ended April 30,
	(Dollars in thousands)
	2004	2003	2004	2003
Revenues:
United States	$97,296	$82,353	$254,660	$229,394
Foreign countries	19,322	11,576	46,060	30,813
	$116,618	$93,929	$300,720	$260,207

Revenue derived from foreign buyers is based in U.S. dollars.  The Company’s assets are primarily located in the United States.

NOTE 7 – Acquisitions and Openings:

In September 2003, the Company acquired a facility in Eugene, Oregon. The acquired net assets consisted of accounts and advance receivables, vehicle costs, goodwill and covenants not to compete.  The acquisition was accounted for using the purchase method of accounting and the operating results subsequent to the acquisition date are included in the Company’s consolidated statements of income.  The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill.  The Company estimates that the entire goodwill balance relating to this acquisition will be deductible for tax purposes.  In conjunction with this acquisition, the Company has entered into a lease with the prior owner for the use of the facility.

Pro forma financial information for this acquisition did not result in a significant change from actual results for the quarter or nine months ended April 30, 2004.

In fiscal 2004, the Company opened new vehicle auction facilities in Toronto, Canada and Helena, Montana.

NOTE 8 – Employees:

As of April 30, 2004, the Company had approximately 2,218 full-time employees, of whom approximately 221 were engaged in general and administrative functions and approximately 1,997 were engaged in yard and fleet operations.  The Company is not currently subject to any collective bargaining agreements; however, driver, clerical and yard employees at the Company’s Detroit, Michigan facility voted to join the International Brotherhood of Teamsters (“Teamsters”).  The Company is currently engaged in collective bargaining with the Teamsters who are representing the driver, yard and clerical employees at the Company’s Detroit, Michigan facility.

Driver employees at the Company’s Waldorf, Maryland facility voted to join the Teamsters in the first quarter of fiscal 2004.  As a result of execution of a plan to exit the trucking business, the Company terminated the employment of its truck drivers, including the truck drivers employed in Waldorf, Maryland (other than truck drivers employed in Detroit, Michigan), in most cases with corresponding offers to the drivers to purchase the truck and/or to provide contracted towing services to Copart.  In connection with the decision to exit the trucking business in Waldorf, Maryland, the Teamsters filed an unfair labor practice charge against Copart with the National Labor Relations Board (the “NLRB”), which conducted an investigation and on March 31, 2004 dismissed the charges.  No appeal was taken from the NLRB dismissal, and the appeal period expired on April 28, 2004.  To date the Teamsters have taken no further action with respect to the Waldorf, Maryland facility, and no further discussions are taking place.

During the second quarter of fiscal 2004, the Company was served with a petition filed with the NLRB whereby the Teamsters sought to be certified as the representative of all yard and driver employees at the Company’s Ellwood City, Pennsylvania facility.  The Teamsters subsequently withdrew these petitions in Ellwood City, and as a result there currently are no petitions pending at Ellwood City.

While it is not feasible to determine the outcome of these matters, management believes that any outcome will not have a material effect on our financial position, results of operations or cash flows.

NOTE 9 – Comprehensive Income:

The following table reconciles net income to comprehensive income:

	Three months ended April 30,		Nine months ended April 30,
	(Dollars in thousands )
	2004	2003	2004	2003
Net income, as reported	$24,964	$15,423	$57,771	$43,886
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(13)	—	(28)	—
Total other comprehensive loss	(13)	—	(28)	—
Comprehensive income	$24,951	$15,423	$57,743	$43,886

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

Overview

We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (“PIP”) or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.  In fiscal 2004, we converted all of our salvage facilities to our proprietary internet auction bidding process,  Virtual Bidding Second Generation (“VB2”).  VB2 allows buyers to bid real-time against other real-time bidders over the Internet at copart.com. This product opens the Copart auction process to registered buyers anywhere in the world who have Internet access, and Copart no longer conducts physical on-site auctions.  We believe that VB2 has expanded the population of bidders at salvage auctions, as evidenced in part by increasing sales to foreign buyers.  We also believe that by increasing the number of bidders and the competitiveness of auctions, VB2 will improve returns on salvage vehicles to our principal customers, the insurance companies and other providers of salvage vehicles

For the three and nine months ended April 30, 2004 and 2003, approximately 65% and 67%, respectively, of the vehicles we sold were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs.

For the three and nine months ended April 30, 2004 and 2003, approximately 35% and 33%, respectively, of the vehicles we sold were processed under fixed fee agreements.

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

Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and acquisition costs of salvage vehicles that we sold under Purchase Programs. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees and marketing expenses.

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

We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, including the development of technologies, products, and services to complement VB2 and (iv) developing and expanding public automobile auction facilities. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

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

Results of Operations

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Revenues were approximately $116.6 million during the three months ended April 30, 2004, an increase of approximately $22.7 million, or 24%, over the three months ended April 30, 2003. The increase in revenues was due primarily to existing facilities, which contributed approximately $21.3 million in revenues. The increase in revenue from existing facilities was due to growth in services, beneficial impact on fees from higher gross proceeds per car and an increase in car sales volume.

New facilities in or near Richmond, Virginia; Albany, New York; Toronto, Canada; Eugene, Oregon and Helena, Montana contributed approximately $1.4 million of new revenue for the three months ended April 30, 2004.

Yard and fleet expenses were approximately $58.1 million during the three months ended April 30, 2004, an increase of approximately $3.0 million, or 6%, over the three month period ended April 30, 2003. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $1.1 million of yard and fleet expenses was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $1.9 million, or 3%, compared to an existing facility revenue increase of approximately $21.3 million, or 23%.  Yard and fleet expenses decreased to 50% of revenues during the third quarter of fiscal 2004, as compared to 59% of revenues during the same period of fiscal 2003.  The decrease in yard and fleet expenses as a percentage of revenue is primarily due to our shift from a live auction process to an entirely Internet based auction process.  The shift has increased our revenue as discussed above and has also shifted the costs associated with conducting an entirely internet based auction process to general and admininistrative expenses.

General and administrative expenses were approximately $10.5 million during the three months ended April 30, 2004, an increase of approximately $2.6 million, or 33%, over the comparable period in fiscal 2003. The increase is attributable to an increase of approximately $1.7 million in payroll expense, $0.7 million in lease expense and $0.6 million in various other general and administrative items offset by a decrease in legal fees of approximately $0.4 million.  The increases are primarily a result of the Company’s VB2 initiative.  VB2 requires additional resources in the form of additional computer equipment and employees to support the systems required to conduct Internet only auctions.  General and administrative expenses increased to 9% of revenues during the third quarter of fiscal 2004, as compared to 8% of revenues during the same period fiscal 2003.

Depreciation and amortization expense was approximately $7.7 million during the three months ended April 30, 2004, an increase of approximately $1.3 million, or 20%, over the comparable period in fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities.  Capital spending in fiscal 2004 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was approximately $40.4 million during the three months ended April 30, 2004, an increase of approximately $15.8 million, or 64%, over the comparable period in fiscal 2003. New facilities in or near Richmond, Virginia; Albany, New York; Toronto, Canada; Eugene, Oregon and Helena, Montana produced a $0.2 million increase in operating income.  Existing facilities produced a $15.6 million increase in operating income.

Total other income was approximately $0.2 million during the three months ended April 30, 2004, a decrease of approximately $0.7 million from the three months ended April 30, 2003.  The decrease was due primarily to a valuation loss on the write down of a portion of our fleet of trucks held for sale of approximately $0.8 million and an increase in rental income of approximately $0.1 million.

Our effective combined federal, state, local and foreign income tax rate was approximately 38.4% for the three months ended April 30, 2004 and approximately 39.5% for the three months ended April 30, 2003.  The decrease is due to certain adjustments and estimates affecting the current and deferred tax income liabilities and credits.

Due to the foregoing factors, we realized net income of approximately $25.0 million for the three months ended April 30, 2004, compared to net income of approximately $15.4 million for the three months ended April 30, 2003.

Nine Months Ended April 30, 2004 Compared to Nine Months Ended April 30, 2003

Revenues were approximately $300.7 million during the nine months ended April 30, 2004, an increase of approximately $40.5 million, or 16%, over the nine months ended April 30, 2003.  The increase in revenues was due primarily to existing facilities, which contributed approximately $37.3 million in revenues.  The increase in revenue from existing facilities was due to growth in services, beneficial impact on fees from higher gross proceeds per car and an increase in car sales volume.

New facilities in or near Richmond, Virginia; Albany, New York; Toronto, Canada; Eugene, Oregon and Helena, Montana contributed approximately $3.2 million of new revenue for the nine months ended April 30, 2004.

Yard and fleet expenses were approximately $159.7 million during the nine months ended April 30, 2004, an increase of approximately $8.6 million, or 6%, over the nine month period ended April 30, 2003. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $3.1 million of yard and fleet expenses was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities grew by approximately $5.5 million, or 4%, compared to an existing facility revenue increase of approximately $37.3 million, or 14%.  Yard and fleet expenses decreased to 53% of revenues during the first nine months of fiscal 2004, as compared to 58% of revenues during the same period of fiscal 2003. The decrease in yard and fleet expenses as a percentage of revenue is due primarily to our shift from a live auction process to an entirely Internet based auction process. The shift has increased our revenue as discussed above and has also shifted the costs associated with conducting an entirely internet based auction process to general and admininistrative expenses.

General and administrative expenses were approximately $27.2 million during the nine months ended April 30, 2004, an increase of approximately $6.2 million, or 30%, over the comparable period in fiscal 2003. This increase was due primarily to an increase of approximately $3.6 million in payroll expense, $1.9 million in lease expense and $0.7 million in various other general and administrative items. These increases are primarily a result of the Company’s VB2 initiative.  VB2 requires additional resources in the form of additional computer equipment and employees to support the systems required to conduct Internet only auctions.  General and administrative expenses increased to 9% of revenues during the first nine months of fiscal 2004, as compared to 8% of revenues during the same period of fiscal 2003.

Depreciation and amortization expense was approximately $23.1 million during the nine months ended April 30, 2004, an increase of approximately $4.7 million, or 26%, over the comparable period in fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures, covenants not to compete and acquired assets resulting from the acquisition and expansion of auction facilities. Capital spending in fiscal 2004 and prior periods is expected to result in increased depreciation and amortization expense in future periods.

Operating income was $90.7 million during the nine months ended April 30, 2004, an increase of approximately $21.0 million, or 30% over the comparable period in fiscal 2003. New facilities in or near Richmond, Virginia; Albany, New York; Toronto, Canada; Eugene, Oregon and Helena, Montana produced a $0.1 million decrease in operating income.  Existing facilities produced a $21.1 million increase in operating income.

Total other income was approximately $3.9 million during the nine months ended April 30, 2004, an increase of approximately $1.4 million from the nine months ended April 30, 2003. The increase was due primarily to a net gain on the disposal of a portion of our fleet of trucks of approximately $1.0 million and an increase in rental income of approximately $0.9 million.  The increase was offset by a decrease in interest income of approximately $0.4 million due primarily to lower interest rates and a loss on the disposal of certain fixed assets of $0.1 million.

Our effective combined federal, state, local and foreign income tax rate was approximately 39.0% for the nine months ended April 30, 2004 and approximately 39.5 % for the nine months ended April 30, 2003.

Due to the foregoing factors, we realized net income of approximately $57.8 million for the nine months ended April 30, 2004, compared to net income of approximately $43.9 million for the nine months ended April 30, 2003.

Liquidity and Capital Resources

We have financed our growth primarily through cash generated from operations and the equity issued in conjunction with certain acquisitions. Cash and cash equivalents increased by approximately $48.9 million from July 31, 2003 to April 30, 2004. Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of April 30, 2004, we had working capital of approximately $218.5 million, including cash and cash equivalents of approximately $165.6 million. Our primary source of cash is from the collection of sellers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles and from buyers’ fees. We believe that we are able to process, market, sell and receive payment for processed vehicles quickly.

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

Operating Activities

Net cash provided by operating activities increased by $25.3 million from the nine months ended April 30, 2003 to $90.5 million for the nine months ended April 30, 2004, reflecting our increased profitability, adjusted for depreciation and amortization and timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $51.0 million and $61.9 million for the nine months ended April 30, 2004, and 2003, respectively. This includes approximately $20.5 million to buy out leases on trucks in connection with our decision to move from an owned transport fleet to a contracted service model.  As of April 30, 2004 we generated proceeds of approximately $16.6 million from the sale of fleet trucks and recognized a net gain of approximately $1.2 million for the nine months ended April 30, 2004.  The disposal of the remaining fleet of trucks is not expected to have an adverse effect on our financial position. Our remaining capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment.

During fiscal 2004, we used cash for the acquisition of an operation in Eugene, Oregon, which had an aggregate cash cost of approximately $0.8 million.

Also during fiscal 2004, we wrote off approximately $1.2 million of lease purchase options.

Financing Activities

Net cash used in financing activities decreased by approximately $11.4 million from the nine months ended April 30, 2003, due primarily to the repurchases of approximately $10.7 million of common stock in the first quarter of fiscal 2004 versus $20.4 million in fiscal 2003.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2004:

Payments Due By Period

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$17,900	$7,100	$10,800	—	—
Operating Leases	$106,447,700	$22,286,400	$32,825,700	$19,479,600	$31,856,000

Amount of Commitment Expiration Per Period

Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$11,549,900	$11,549,900	—	—	—

(1)          Contractual obligations consists of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $80 million that matures in 2006. The amount available for borrowing under the line of credit will decrease $5 million every three months from March 1, 2004 to February 23, 2006 (maturity date).  As of April 30, 2004, the Company had available $68.5 million under this facility, after taking into account $11.5 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  The Company is in compliance with all covenants.

Share Repurchase Program

In February 2003, the Company’s Board of Directors authorized us to repurchase up to nine million shares of its Common Stock. Repurchases of common stock may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  During the nine months ended April 30, 2004, we repurchased a total of 977,100 shares at a weighted average price of approximately $10.97 per share.  The total number of shares currently available for repurchase under the plan as of that date was 5,327,700.  We accounted for the repurchase of Common Stock by charging $10,723,100 to Common Stock.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues.  In the third quarter of fiscal 2004, vehicles supplied by our two largest suppliers accounted for approximately 12% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our strategic shift from live salvage auctions to an entirely Internet based auction model presents new risks, including substantial technology risks.

In fiscal 2004, we converted all our salvage auctions from a live auction process to an entirely Internet based auction model based on technology developed internally at Copart.  The conversion represents a significant change in the way Copart conducts business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems.  In particular, we believe the conversion presents the following risks, among others:

•                  Our operating results in a particular period could be adversely affected in the event our networks are not operable for an extended period of time for any reason, as a result of Internet viruses, or as a result of any other technological circumstance that makes us unable to conduct our virtual auctions.

•                  Our business is increasingly reliant on internally developed technology, and we have no historic experience developing technologies or systems for large-scale implementation and use.

•                  The change in our business model may make it more difficult for management, investment analysts, and investors to model or predict our future operating results until sufficient historic data is available to evaluate the effect of the VB2 implementation over a longer period of time and in different economic environments.

•                  Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies.  We have filed patent applications in the United States, Netherlands, and Europe for VB2, but we cannot provide any assurances that patents will actually issue or that, if issued, that the patent could not later to be found to be unenforceable or invalid.

Copart does not believe that the revenue and earnings growth rates we have recently experienced are sustainable.

Copart is unlikely to maintain the revenue and earnings growth rates it experienced in the quarter ended April 30, 2004. As noted above, we cannot easily predict the continued effect of VB2 on our business or operating results, in part because we have no direct historical experience for comparison.  Even if the implementation of VB2 continues to have a positive effect on our revenues and earnings, however, management does not believe that the substantial growth rates of the most recent quarter are sustainable for any extended period of time.  To the extent the price of our common stock reflects investor expectations of continued earnings growth at substantial rates, the price of our common stock could fall dramatically in the event our earnings or revenues, or the underlying growth rates, did not meet for any reason the expectations of investment analysts or investors in general.

Factors such as mild weather conditions in the United States can have an adverse affect on our revenues and operating results as well as our revenue and earnings growth rates.

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged as a result of mild weather-related conditions.  Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and earnings and related growth rates and could have an adverse effect on our operating results.  Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

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

Because the historic growth of our business has been due in large part to acquisitions and development of new salvage vehicle auction facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and development of new facilities.

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

We may not be successful in our efforts to compete in the public automobile auction business, which may adversely affect our current growth strategy.

We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities.  The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public.  We intend to expand our public automobile auction facilities through the acquisition of public auction sites and cannot know whether our existing salvage auction business model will translate successfully into the public automobile auction market.  To the extent that we cannot successfully compete in the public automobile auction market, our growth strategy could be harmed.

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

•                  availability of subhaulers at competitive rates;

•                  acceptance of buyers and sellers of our internet-based model deploying VB2, a proprietary Internet auction system;and

•                  current levels of out of state and foreign demand for salvage vehicles may not continue.

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

Our business and operations are subject to the risks of earthquakes and other natural catastrophic events.

Our corporate headquarters, including our management information systems, are located in Northern California, a region known for seismic activity.  A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition.

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

The operation of our facilities poses certain environmental risks, which could adversely affect our results of operations and financial condition.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 26% of our common stock as of April 30, 2004.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in Internal Controls.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles.  Among this litigation is a lawsuit filed in Massachusetts against us which purports to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the claimant contends were disposed of without complying with State laws.  Lawsuits filed in California against us and rental car company vehicle suppliers, which purported to be class actions on behalf of California residents who owned previously damaged rental car vehicles that were sold through our auctions on clean titles, have been dismissed without prejudice, and the individual claims have been settled and we have received dismissals with prejudice of all individual claims.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

	1.	The Company filed a current report on Form 8-K on February 24, 2004, to announce a press release and conference call regarding its financial results for the quarter ended January 31, 2004.

2.

The Company filed a current report on Form 8-K on March 16, 2004, to announce the appointments of William Franklin as the new Senior Vice President and Chief Financial Officer and Steve Cohan as a member of the board of directors.

	3.	The Company filed a current report on Form 8-K on May 25, 2003, to announce a press release regarding its financial results for its fiscal quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: June 10, 2004