Form 10-K
period 2004-07-31
COPART INC
filed 2004-10-14
CIK 900075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Form 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4665 Business Center Drive Fairfield, California (Address of principal executive offices)	94534 (Zip code)

Registrant’s telephone number, including area code:

(707) 639-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 30, 2004 (the last business day of the registrant’s most recently completed second quarter) was $867,544,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     At October 12, 2004, registrant had outstanding 90,084,336 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on December 7, 2004 (“Proxy Statement”). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

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

     We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs. We generate revenues primarily from auction fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

     We have grown our salvage business through a combination of acquisitions and the development of new facilities and also by increasing our buyer base and implementing additional value-added services for both buyers and suppliers. For fiscal year 2004, our revenues were approximately $400.8 million and our operating income was approximately $124.8 million. During the fiscal year ending July 31, 2004, we acquired three salvage vehicle auction facilities and opened two new salvage vehicle auction facilities. We acquired auction sites located in Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska. We opened new vehicle auction sites in Toronto, Canada and Helena, Montana.

     During fiscal 2004, we converted all of our salvage vehicle auction facilities to an Internet based auction-style model using our Virtual Bidding Second Generation (“VB2”) Internet sales technology. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the auction facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and BID4U will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

     We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for salvage from us. It has also improved the efficiency of our operations. For fiscal 2004, sales of vehicles to buyers outside the state where the vehicle is located accounted for 41% of total vehicles sold; 24% of salvage vehicles were sold to out of state buyers and 17% were sold to buyers out of country.

     We believe that we offer the highest level of service in the salvage vehicle auction industry and have established our leading market position as follows:

•	by providing national coverage that facilitates supplier access to buyers across the country, reduces towing and third-party storage expenses, offers a local presence for vehicle inspection stations, and provides prompt response to catastrophes and natural disasters by specially-trained teams;

•	by providing a comprehensive range of customer services that include flexible vehicle payment programs, merchandising services, efficient title processing, timely pick-up and delivery of vehicles and Internet sales;

•	by establishing and efficiently integrating new facilities and acquisitions;

•	by increasing the number of bidders that can participate at each sale through the ease and convenience of Internet bidding; and

•	by applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging and an electronic used vehicle parts locator service.

     We have expanded our business beyond salvage vehicle auction services and have entered the market for public auctioning of used vehicles. We auction vehicles directly to the public and automobile dealers on behalf of banks, leasing or financing companies, automobile dealers, repossession companies and for our own account. To date, we own six public automobile auction facilities located in Detroit, Michigan; Chesapeake, Virginia; New Castle, Delaware; Greencastle, Pennsylvania; Pittsburgh, Pennsylvania and Richmond, Virginia. We operate our public automobile auction business under Motors Auction Group, Inc. (“MAG”), a wholly owned subsidiary. To date, revenues from our public auction business have not been significant relative to the revenues from our salvage business.

     We were organized as a California corporation in 1982 and became a public company in 1994. Our principal executive offices are located at 4665 Business Center Drive, Fairfield, California 94534, and our telephone number at that address is (707) 639-5000. We maintain a website, http://www.copart.com, where we make available, free of charge, our Securities and Exchange Commission filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our website solely for information of investors. Information contained on our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Industry Overview

     The salvage vehicle auction industry provides an outlet for salvage vehicle suppliers to liquidate total loss vehicles. Salvage vehicle auction companies generally auction salvage vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion, salvage auction companies may purchase vehicles from vehicle suppliers at a formula-based price, based on a percentage of the vehicles’ estimated pre-loss value (“actual cash value”) and auction the vehicles for their own account. Salvage vehicle auction companies typically operate from one or more salvage facilities where vehicles are processed, stored and sold.

     Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies, charities and automobile dealers, the primary source of salvage vehicles is insurance companies.

     Automobile manufacturers are incorporating certain standard features that increase passenger safety, including unibody construction, passenger safety cages with surrounding crumple zones to absorb impacts, plastic components, airbags, xenon lights and computer systems. We believe that one effect of these features is that newer vehicles involved in accidents are more likely to be deemed a total loss for insurance purposes, resulting in an increasing supply of total loss salvage vehicles in the future.

     The primary buyers of salvage vehicles are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Vehicle dismantlers, which we believe are the largest group of salvage vehicle buyers, either dismantle a vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers or the public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

     Following an accident involving an insured vehicle, the damaged vehicle is generally towed to a towing company or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its actual cash value. The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs and the vehicle’s salvage value, as well as customer service considerations. If the cost of repair is greater than the actual cash value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a salvage vehicle auction company, settle with the insured vehicle owner and receive title to the vehicle.

     The primary factors that vehicle suppliers consider when selecting a salvage vehicle auction company include:

•	the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the actual cash value);

•	the services provided by the salvage vehicle auction company and the degree to which such services reduce administrative costs and expenses;

•	the price the salvage vehicle auction company charges for its services;

•	national coverage and ability to respond on a national scale; and

•	the ability to generate custom seller reports.

     Upon receipt of the pick up order, the salvage vehicle auction company arranges for the transport of a vehicle to a facility. As a service to the vehicle supplier, the salvage vehicle auction company will customarily pay advance charges (reimbursable charges paid on behalf of vehicle suppliers) to obtain the subject vehicle’s release from a towing company or vehicle repair facility. Typically, advance charges paid on behalf of the vehicle supplier are recovered upon sale of the salvage vehicle.

     The vehicle then remains in storage until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state’s motor vehicle regulatory agency (“DMV”). Total loss vehicles may be sold in most states only after obtaining a salvage title from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is sold.

Operating and Growth Strategy

     Our growth strategy is to increase our revenues and profitability by, among other things (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, (iv) increasing revenue and profitability at our public automobile auction facilities and (v) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to affect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel when necessary.

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

     The following chart sets forth facilities that we have acquired or opened since the beginning of fiscal year 2002 through July 31, 2004.

Acquisition/
Salvage Auction Locations	Opening Date	Geographic Service Area

Savannah, Georgia	September 2001	Eastern Georgia, Southern South Carolina
Tifton, Georgia	September 2001	Southern Georgia, Central Florida Panhandle
Charleston, West Virginia	October 2001	West Virginia
Lyman, Maine	April 2002	Maine
Tucson, Arizona	May 2002	Southern Arizona
Somerville, New Jersey	May 2002	Northern New Jersey
Ft. Worth, Texas	June 2002	Fort Worth and Dallas
Amarillo, Texas	June 2002	Amarillo, Texas Panhandle
Reno, Nevada	September 2002	Northern Nevada
Springfield, Missouri	October 2002	Missouri
Corpus Christi, Texas	November 2002	South Texas
Ft. Pierce, Florida	December 2002	Central Florida
Rancho Cucamonga, California	January 2003	Southern California
Richmond, Virginia	May 2003	Virginia
Albany, New York	July 2003	Upstate New York
Toronto, Canada	September 2003	Ontario, Canada
Eugene, Oregon	September 2003	Central Oregon
Helena, Montana	January 2004	Montana
Cleveland, Ohio	June 2004	Northeast Ohio and Northwestern Pennsylvania
Anchorage, Alaska	July 2004	Alaska

Acquisition/
Public Auction Locations	Opening Date	Geographic Service Area

New Castle, Delaware	August 2001	Delaware
Greencastle, Pennsylvania	July 2002	Pennsylvania, Maryland
Pittsburgh, Pennsylvania	September 2002	Western Pennsylvania
Richmond, Virginia	October 2002	Virginia

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

Expand Our Service Offerings to Suppliers and Buyers

     Over the past several years, we have expanded our available service offerings to vehicle suppliers and buyers. The primary focus of these new service offerings is to maximize returns to our suppliers and maximize product value to our buyers. Recent service enhancements include, for our suppliers, real-time access to sales data over the Internet and, for our buyers, the implementation of VB2 real-time bidding at all of our facilities, permitting buyers at any location world wide to participate in the auction at all of our yards in North America. We plan to continue to refine and expand our services, including offering software that can assist our suppliers in expediting claims and salvage management tools that help suppliers integrate their systems with ours.

Increase Revenue and Profitability at Our Public Auction Facilities

     Our public automobile auctions allow dealers to bid via the Internet and both dealers and the general public to bid at live auctions on a wide range of end-of-lease vehicles, repossessed vehicles, dealer trade-ins and vehicles that we offer for sale on our own account. To date, we have acquired six facilities and launched our public automobile auction website. We believe that through the introduction of VB2 and increased vehicle volumes we will increase revenue and profitability at our public auction facilities.

Expand the Application of VB2 into New Markets

     We believe that the value that VB2 has demonstrated in the salvage vehicle auction market, primarily by; (i) increasing returns to sellers by expanding the pool of bidders to any person in the world with access to the Internet and (ii) increasing buyer convenience by eliminating the need to travel to the physical location of the auction, can be beneficial to other industries. Accordingly, we will actively explore the possible application of VB2 outside of the salvage vehicle auction industry.

Our Competitive Advantages

     We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the salvage vehicle auction industry.

National Coverage and Ability to Respond on a National Scale

     Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 107 facilities located in the United States and Canada as of July 31, 2004. We are able to offer integrated services on a national basis to our vehicle suppliers, which allow us to respond to the needs of our suppliers and buyers with maximum efficiency. Our national coverage provides our suppliers with key advantages, including:

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world; and

•	a prompt response in the event of a natural disaster or other catastrophe.

Value-Added Services

     We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding and virtual sales powered by VB2, which enhance the competitive bidding process;

•	e-mail notifications to potential buyers of salvage vehicles that match desired characteristics;

•	sophisticated vehicle processing at auction sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us through the Internet;

•	CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their salvage purchases; and

•	Offsite sales allow vehicle suppliers to sell any vehicle, boat, or heavy equipment from where it sits.

Proven Ability to Acquire and Integrate Acquisitions

     We have a proven track record of successfully acquiring and integrating salvage vehicle auction facilities. Since becoming a public company in 1994, we have completed the acquisition of 58 salvage vehicle auction facilities. As part of our acquisition and integration strategy, we seek to:

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

Technology to Enhance and Expand Our Business

     We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle suppliers with online access to data and reports regarding their salvage vehicles being processed at any of our facilities. This technology allows vehicle suppliers to monitor each stage of our salvage vehicle auction process, from pick up to sale and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the salvage vehicle auction process and minimizes the administrative and processing costs for us as well as our suppliers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Service Offerings

     We offer vehicle suppliers a full range of services, which expedite each stage of the salvage vehicle auction process, maximizing proceeds and minimizing costs.

Online Supplier Access

     Through Copart Access, our Internet-based service for vehicle suppliers, we enable suppliers to assign vehicles for sale, check sales calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts and view the historical performance of the vehicles sold at our auctions.

Salvage Estimation Services

     We offer Copart ProQuote, a proprietary service that assists suppliers in the vehicle claims evaluation process by providing online salvage value estimates, which helps suppliers determine whether to repair a particular vehicle or deem it a total loss.

    Transportation Services

     We maintain contracts with third-party vehicle transport companies, which enables us to pick up most of our suppliers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle suppliers and ensures on-time vehicle pick up and prompt response to catastrophes and natural disasters.

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

    On-Demand Reporting

     We provide vehicle suppliers with on-demand reports online, via fax or e-mail that summarize data on salvage vehicles that we process for the particular supplier. These reports track our vehicle suppliers’ gross and net returns on each vehicle, service charges, and other data that enable our vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process.

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

     Percentage Fee Consignment. Our Percentage Incentive Program (“PIP”) is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell at auction all of the salvage vehicles of a vehicle supplier in a specified market for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and identifying driveable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us. In fiscal year 2004, 2003 and 2002 we processed approximately 65%, 67% and 67%, respectively, of all our salvage vehicles under PIP.

     Fixed Fee Consignment. Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee, generally $50 to $175 per vehicle. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. In fiscal year 2004, 2003 and 2002 we processed approximately 35%, 33% and 33%, respectively, of all our salvage vehicles under the fixed fee consignment program.

    Buyer Network

     We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, resale and exporting businesses. Our database includes each buyer’s vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the world of salvage vehicles available for bidding that match their vehicle preferences. Listings of salvage vehicles to be auctioned on a particular day and location are also made available on the Internet.

    Auction Process

     We offer a flexible and unique auction process designed to maximize the sale prices of the vehicles that we auction. We utilize VB2, a new auction methodology that we developed. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the auction facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and BID4U will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

    CoPartfinder

     CoPartfinder is our unique Internet “search engine” that enables users to locate used vehicle parts quickly and efficiently. CoPartfinder is accessible by the public through a Copart-sponsored website. CoPartfinder lists vehicles recently sold at our auctions and identifies certain purchasers. This allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. We charge a nominal fee to potential parts buyers, who can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts supplier is identified for a specific part requirement, buyers may have the option to call, fax, or e-mail the dismantler/supplier. We believe that CoPartfinder provides an incentive for vehicle dismantlers to purchase their salvage vehicles through our sales process.

Supply Arrangements and Supplier Marketing

     We obtain salvage vehicles from hundreds of different vehicle suppliers. State Farm Insurance Company accounted for 12%, 13% and 14% of our revenues for fiscal years 2004, 2003 and 2002, respectively. Of the total number of vehicles that we processed in fiscal year 2004, 2003 and 2002, we obtained approximately 85%, 85% and 88%, respectively from insurance company suppliers. Our arrangements with our suppliers are either written or oral agreements that are typically subject to cancellation by either party upon 30 to 90 days notice.

     We typically contract with the regional or branch office of an insurance company or other vehicle suppliers. The agreements are customized to each vehicle supplier’s particular needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our contracts or arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle supplier in a designated geographic area.

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

Buyers

     We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, resale and export businesses. We believe that we have established a broad international and domestic buyer base by providing buyers of salvage vehicles with a variety of programs and services. To gain admission to one of our sales and become a registered buyer, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information and have, in most states, a vehicle dismantler’s, dealer’s, resale, repair license or export license. Registration entitles a buyer to transact business at any of our sales subject to local licensing and permitting requirements. A buyer may also bring guests to a facility to preview vehicles for sale for a fee. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing and participation in trade show events.

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

Management Information Systems

     Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces and proprietary business operating software that we developed and which tracks salvage and public auction vehicles throughout the auction process. We call this proprietary business operating software the Copart Auction System (“CAS”) and have implemented CAS at all of our salvage auction facilities. For the public auction business we call this proprietary business operating software Motors Auction Exchange (“MAX”). In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to CAS and MAX data and images in a variety of formats.

     Our auction-style service product, VB2, is served by an array of identical high-density, high-performance Sun Fire servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required.

     We have a complete back-up data center that is designed to run the business in the event of an emergency. This back-up data center is designed to be quickly deployed when needed. We also host our own Intranet and Internet platforms.

Employees

     As of July 31, 2004, we had approximately 2,235 full-time employees, of whom approximately 262 where engaged in general and administrative functions and approximately 1,973 were engaged in yard and fleet operations.

     We are not currently subject to any collective bargaining agreements. However, during the fiscal year, drivers, clerical employees, and yard employees at our Woodhaven, Michigan facility were represented by the International Brotherhood of Teamsters (Teamsters) as a result of three NLRB elections in January and July of 2003.

     In October 2003, we made a strategic decision to exit the trucking business and to retain independent subhaulers instead. In late 2003, we terminated the employment of all our truck drivers (other than truck drivers employed in Woodhaven, Michigan), and commenced the sale of our truck fleet. Since our Woodhaven, Michigan facility drivers were represented by the Teamsters, we were required to bargain over the effects of that decision on the Woodhaven drivers even though no collective bargaining contract was in effect. In July 2004, we negotiated an agreement with the Teamsters whereby we terminated the employment of our Woodhaven facility drivers and the Teamsters signed a settlement agreement waiving any claims concerning their termination.

     In September 2004, we negotiated an agreement with the Teamsters whereby the Teamsters agreed to file a Disclaimer of Interest with the NLRB concerning the Woodhaven, Michigan clerical and yard employees. These units are therefore no longer represented by a union, and we have no further obligation to bargain with the Teamsters for any of our Woodhaven, Michigan employees.

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

     In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $200,000 which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (“Plan”) to the Texas Commission on Environmental Quality (“TCEQ”) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. If the tests conducted for the remainder of the two-year monitoring period provided for in the Plan demonstrate that the lead-impacted, stabilized soil is not materially impacting the ground and/or surface water, a no-further-action letter will be requested at that time. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

     We do not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Governmental Regulations

     Our operations are subject to regulation, supervision and licensing under various federal, provincial, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state and provincial motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our auction and storage facilities. These zoning requirements vary from location to location. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, provincial, state, and local governmental agencies in new markets.

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

     Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal 2004, vehicles supplied by our two largest suppliers accounted for approximately 12% and 8% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our strategic shift from live salvage auctions to an entirely Internet based sales model presents new risks, including substantial technology risks.

     In fiscal 2004, we converted all our salvage auctions from a live auction process to an entirely Internet based auction-style model based on technology developed internally by us. The conversion represents a significant change in the way we conduct business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

•	Our operating results in a particular period could be adversely affected in the event our networks are not operable for an extended period of time for any reason, as a result of Internet viruses, or as a result of any other technological circumstance that makes us unable to conduct our virtual sales.

•	Our business is increasingly reliant on internally developed technology, and we have limited historic experience developing technologies or systems for large-scale implementation and use.

•	The change in our business model may make it more difficult for management, investment analysts, and investors to model or predict our future operating results until sufficient historic data is available to evaluate the effect of the VB2 implementation over a longer period of time and in different economic environments.

•	Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the United States, Netherlands, and Europe, but we cannot provide any assurances that patents will actually issue or that, if issued, the patent could not later be found to be unenforceable or invalid.

Factors such as mild weather conditions in the United States can have an adverse affect on our revenues and operating results as well as our revenue and earnings growth rates.

     Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and earnings and related growth rates and could have an adverse effect on our operating results. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

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

     We seek to increase our sales and profitability through the acquisition of other salvage vehicle auction facilities and the development of new salvage vehicle auction facilities. There can be no assurance that we will be able to:

•	continue to acquire additional facilities on favorable terms;

•	expand existing facilities in no growth regulatory environments;

•	increase revenues and profitability at acquired and new facilities;

•	maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions; or

•	create new salvage vehicle auction facilities that meet our current revenue and profitability requirements.

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

     We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities and only have limited experience in operating public automobile auction facilities. The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public. We intend to expand our public automobile auction facilities through the acquisition of public auction sites and the successful implementation of VB2 and cannot know whether our existing salvage auction business model will translate successfully into the public automobile auction market. To the extent that we cannot successfully compete in the public automobile auction market, our growth strategy could be harmed.

Our annual and quarterly performance may fluctuate, causing the price of our stock to decline.

     Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;

•	the availability of salvage vehicles;

•	variations in vehicle accident rates;

•	buyer participation in the Internet bidding process;

•	delays or changes in state title processing;

•	changes in state or federal laws or regulations affecting salvage vehicles;

•	our ability to integrate and manage our acquisitions successfully;

•	the timing and size of our new facility openings;

•	the announcement of new vehicle supply agreements by us or our competitors;

•	severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	the availability and cost of general business insurance;

•	labor costs and collective bargaining;

•	availability of subhaulers at competitive rates;

•	acceptance of buyers and sellers of our Internet-based model deploying VB2, a proprietary Internet auction system;

•	current levels of out of state and foreign demand for salvage vehicles may not continue;

•	the introduction of a similar Internet product by a competitor; and

•	the ability to obtain necessary permits to operate salvage auction facilities.

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

     Participants in the salvage vehicle auction industry are subject to, and may be required to expend funds to ensure compliance with a variety of U.S. or Canadian, federal, state, provincial and local governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

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

If we experience problems with our providers of fleet operations, our business could be harmed.

     We rely upon independent subhaulers to pick up and deliver vehicles to and from our auction facilities. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. These costs may not be passed on to our sellers or buyers.

We are partially self-insured for certain losses.

     We are partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted. Further, we rely on independent experts to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures. If these experts provide guidance based on erroneous assumptions, use models mathematically flawed or otherwise provide advice that is inaccurate or unrepresentative, then it could have an adverse impact on our results of operations.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

     Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 21% of our common stock as of July 31, 2004. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

We have a shareholder rights plan, or poison pill, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

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

Compliance with new rules and regulations concerning corporate governance may be costly and time consuming.

     The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

     Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending July 31, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Item 2.	Properties

     Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 107 operating facilities in the United States and Canada located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho, New Mexico, Kentucky, Delaware, Maine, West Virginia, Montana, Alaska and Ontario. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

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

Item 4.	Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2004 fiscal year.

Item 4A.	Executive Officers of the Registrant

Executive Officers

     Our executive officers and their ages as of July 31, 2004 were as follows:

Name	Age	Position

Willis J. Johnson	57	Chief Executive Officer and Director
A. Jayson Adair	34	President and Director
James E. Meeks	54	Executive Vice President, Chief Operating Officer and Director
William E. Franklin	48	Senior Vice President and Chief Financial Officer
Paul A. Styer	48	Senior Vice President, General Counsel and Secretary
Vincent W. Mitz	41	Senior Vice President of Marketing
David L. Bauer	43	Senior Vice President of Information Technology and Chief Information Officer
Gerald Waters	57	Senior Vice President of Strategic Planning
Russell D. Lowy	45	Senior Vice President of Operations
Thomas E. Wylie	53	Senior Vice President of Human Resources
Simon E. Rote	32	Vice President of Finance

     Willis J. Johnson, our founder, has served as our Chief Executive Officer since 1986 and as a director since 1982. Mr. Johnson served as our President from 1986 until May 1995. Mr. Johnson was an officer and director of U-Pull-It, Inc. (“UPI”), a self-service auto dismantler which he co-founded in 1982, from 1982 through September 1994. Mr. Johnson sold his entire interest in UPI in September 1994. Mr. Johnson has over 30 years of experience in owning and operating auto dismantling companies.

     A. Jayson Adair has served as our President since November 1996 and as a director since September 1992. From April 1995 until October 1996, Mr. Adair served as our Executive Vice President. From August 1990 until April 1995, Mr. Adair served as our Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as our Manager of Operations.

     James E. Meeks has served as our Vice President and Chief Operating Officer since September 1992 when he joined us concurrent with our purchase of South Bay Salvage Pool (“San Martin Operation”). Mr. Meeks has served as our Executive Vice President and director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin Operation. Mr. Meeks was also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he operated from 1991 to March 2001. Mr. Meeks has over 30 years of experience in the vehicle dismantling business.

     William E. Franklin has served as our Senior Vice President and Chief Financial Officer since March 2004. Mr. Franklin has over 20 years in international finance and executive management experience. From October 2001 to March 2004 he served as the Chief Financial Officer of Ptek Holdings, Inc., an international telecommunications company. Prior to that he was the President and CEO of Clifford Electronics, an international consumer electronics company. Mr. Franklin received a Master’s degree in Business Administration from the University of Southern California and his Bachelor’s of Science degree in Finance from California State University Bakersfield. Mr. Franklin is a Certified Public Accountant.

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

     Vincent W. Mitz has served as our Senior Vice President of Marketing since May 1995. Prior thereto, Mr. Mitz was employed by NER Auction Systems from 1981 until its acquisition by Copart in 1995. At NER, Mr. Mitz held numerous positions culminating as Vice President of Sales and Operations for NER’s New York region from 1990 to 1993 and Vice President of Sales & Marketing from 1993 to 1995.

     David L. Bauer has served as our Senior Vice President of Information Technology and Chief Information Officer since joining Copart in December 1995. Prior thereto, Mr. Bauer was an independent systems consultant from 1987 to 1995. Prior to working independently, Mr. Bauer spent 1983 to 1987 working in Arthur Andersen & Company’s Management Information Consulting Division, leaving in 1987 as a Consulting Manager. Mr. Bauer earned a B.A. in Economics from the University of California, San Diego in 1981 and an MBA from University of California, Davis in 1983.

     Gerald Waters has served as our Senior Vice President of Strategic Planning since August 2003. Mr. Waters served as Senior Vice President of Operations from May 1995 to August 2003 and as Vice President of Sales and Marketing from January 1993 to May 1995. Prior to 1993 Mr. Waters was employed for 23 years with a major auto insurance provider in various claims management positions. Mr. Waters received a B.S. in Accounting from the Long Island University, C. W. Post Center.

     Russell D. Lowy has served as our Senior Vice President of Operations since July 2002. Mr. Lowy served as Vice President of Operations, Eastern Division from December 1999 to July 2002. From December 1998 to December 1999, Mr. Lowy served as Director of Training and Auditing. Mr. Lowy served as Assistant Vice President of Operations from 1996 to 1997, Regional Manager of Northern California from 1995 to 1996 and Marketing Manager from 1993 to 1994. Prior to joining us, Mr. Lowy spent nine years with ADP — Claims Solutions Group. Mr. Lowy received a B.S. in Business Administration from California State University, Chico in 1982.

     Thomas E. Wylie has served as our Senior Vice President of Human Resources since September 2003. Mr. Wylie has over 25 years in human resources and organizational change management experience. From January 2001 to November 2003 he served as Vice President, Human Resources, Systems and Administration for the California Division of Kaiser Permanente, a health care organization headquartered in Oakland, California. Prior to that he was the Vice President of Human Resources for Global Business Services, a division of Honeywell International in Morristown, New Jersey. He held several other positions with Honeywell starting in 1979. Mr. Wylie received a bachelor’s degree from Hamline University in St. Paul, Minnesota.

     Simon E. Rote has served as our Vice President of Finance since March 2003. Prior thereto, Mr. Rote served as our Controller from December 1998 to March 2003, and as our Assistant Controller from December 1997 to December 1998. Mr. Rote was an auditor with KPMG from 1994 to 1997. Mr. Rote received a B.S. in Accounting from St. Mary’s College in 1994.

     Our executive officers are elected by our board of directors and serve at the discretion of the board. There are no family relationships among any of our directors or executive officers, except that A. Jayson Adair is the son-in-law of Willis J. Johnson.

PART II

Item 5.	Market for Registrant’s Common Equity Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

     The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2004, there were 90,075,843 shares outstanding. Our common stock has been quoted on the Nasdaq National Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2004, we had 1,235 shareholders of record.

Fiscal Year 2004	High	Low

Fourth Quarter	28.11	17.04
Third Quarter	22.56	14.86
Second Quarter	18.50	11.44
First Quarter	13.27	8.30

Fiscal Year 2003	High	Low

Fourth Quarter	10.60	8.17
Third Quarter	10.49	6.99
Second Quarter	12.85	10.08
First Quarter	14.89	8.75

Dividend Policies

     We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

     The information required by this item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to section entitled “Executive Compensation” contained on our proxy statement for the 2004 annual meeting of shareholders.

Stock Repurchase

     In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time. As of July 31, 2004 the Company had repurchased a total of 3,672,300 shares at a weighted average price of $8.49. The Company repurchased a total of 977,100 shares at a weighted average price of $10.974 during the fiscal year ending July 31, 2004. For the year ended July 31, 2003, the Company repurchased a total of

2,695,200 shares at a weighted average price of $7.59 per share. The number and average price of shares purchased in each fiscal year are set forth in the table below:

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program

Fiscal 2004
First Quarter	977,100	$10.97	3,672,300	5,327,700
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—
Fiscal 2003
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	2,695,200	$7.59	2,695,200	6,304,800
Fourth Quarter	—	—	—	—

Item 6.	Selected Financial Data

     The following selected operating data, balance sheet data, and other data as of and for the years ended July 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ending July 31,

	2004	2003	2002	2001	2000

	(In 000’s except per share and other data)
Selected Operating Data
Revenues	$400,796	$347,423	$316,456	$253,889	$190,042
Operating income	124,766	90,755	89,940	68,117	46,216
Income before income taxes	130,297	94,167	93,658	71,044	47,974
Net income	79,220	57,222	57,389	42,685	29,429
Basic per share amounts:
Net income	$0.89	$0.63	$0.65	$0.52	$0.36
Weighted average shares	89,457	91,408	88,718	82,340	80,851
Diluted per share amounts:
Net income	$0.87	$0.62	$0.63	$0.50	$0.35
Weighted average shares	91,537	93,018	91,251	84,614	83,710
Balance Sheet Data
Cash and cash equivalents	$178,320	$116,746	$132,690	$15,245	$12,165
Working capital	229,888	166,905	175,184	60,795	52,393
Total assets	673,023	587,100	535,848	315,064	262,324
Total debt	16	107	409	712	8,555
Shareholders’ equity	602,263	525,640	486,217	269,152	219,890
Other Data
Number of auction facilities	107	102	94	84	76

(1)	Certain reclassifications in the above table have been made. See Footnote 1 in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs. We generate revenues primarily from auction fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

     We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (“PIP”) or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.

     For the fiscal years ended July 31, 2004, 2003 and 2002, approximately 65%, 67% and 67% of the vehicles we sold, respectively, were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs. Those vehicles not sold under the PIP program were processed under fixed fee agreements.

     Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of PIP by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.

     Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include fees under PIP agreements and fixed fee programs where we charge for title processing, special preparation, storage and selling. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at our auctions for vehicles processed that we own.

     Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and costs of vehicles we sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, human resources, professional fees and marketing expenses.

     During fiscal 2004, we converted all of our salvage vehicle auction facilities to an Internet based auction-style model using our Virtual Bidding Second Generation (“VB2”) Internet sales technology. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the auction facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and BID4U will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

     We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for salvage from us. It has also improved the efficiency of our operations. For fiscal 2004, sales of vehicles to buyers outside the state where the vehicle is located accounted for 41% of total vehicles sold; 24% of salvage vehicles were sold to out of state buyers and 17% were sold to buyers out of country.

     The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

     We have experienced significant growth as we have acquired twelve vehicle auction facilities and established twelve new facilities since the beginning of fiscal 2002. All of these acquisitions have been accounted for using the purchase method of accounting.

     As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2004 we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana. In fiscal 2003, we acquired new facilities in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York. In fiscal 2002, we acquired new facilities in or near New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania and opened new facilities in or near Lyman,

Maine; Tucson, Arizona; Somerville, New Jersey and Amarillo, Texas. We believe that these acquisitions and openings strengthen our coverage as we have 107 facilities located in North America and are able to provide national coverage for our suppliers.

     We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle auction facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, (iv) increasing revenue and profitability at our public automobile auction facilities and (v) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We defer, in vehicle pooling costs, certain yard and fleet expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard and fleet expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If our allocation factors change, then yard and fleet expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

     We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to suppliers or buyers and the inability of our suppliers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our suppliers or buyers were to deteriorate, additional allowances may be required.

     We evaluate separately the impairment of goodwill of our salvage and our public auction operating segments, annually by comparing the fair value of the operating segment to its carrying value. In prior years, we evaluated impairment of goodwill at the facility level by comparing the fair value of the reporting unit to its carrying value. During fiscal 2004, when we centralized the auction process with the implementation of VB2, we determined the appropriate level for testing for impairment was at the salvage and public auction levels. Under this accounting policy, we have not recognized any charges for the impairment of goodwill in previous years or the current year. Future adverse changes in market conditions or poor operating results of an operating segment could result in an inability to recover the carrying value of the investment, thereby requiring an impairment charge in the future.

     We evaluate the realizability of our deferred tax assets on an ongoing basis. Generally accepted accounting principles require the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

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

     We are partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted.

Results of Operations

     The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income expressed as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

	Fiscal Years Ended July 31,

	2004	2003	2002

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Yard and fleet	52.1	58.3	59.1
General and administrative	9.1	8.3	7.3
Depreciation and amortization	7.7	7.3	5.2

Total operating expenses	68.9	73.9	71.6

Operating income	31.1	26.1	28.4
Other income, net	1.4	1.0	1.2

Income before income taxes	32.5	27.1	29.6
Income taxes	12.7	10.6	11.5

Net income	19.8%	16.5%	18.1%

    Fiscal 2004 Compared to Fiscal 2003

     Revenues were approximately $400.8 million during fiscal 2004, an increase of approximately $53.4 million, or 15%, over fiscal 2003. The increase was due primarily to increased salvage vehicle volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle. We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation “VB2” as more buyers are able to participate in the auctions. Existing facilities contributed approximately $52.0 million of new revenue and new facilities (identified below), contributed approximately $1.4 million of new revenue.

     New facilities in or near Toronto, Canada; Eugene, Oregon; Helena, Montana; Cleveland, Ohio and Anchorage, Alaska contributed approximately $1.4 million of new revenue during fiscal 2004.

     Yard and fleet expenses were approximately $208.8 million during fiscal 2004, an increase of approximately $6.3 million, or 3%, over fiscal 2003. Included in yard and fleet expense is a net adjustment to insurance reserves that decreased this expense by $4.4 million. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.1 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities, excluding the $4.4 million favorable adjustment to reserves, grew by approximately $8.6 million, or 4%. Yard and fleet expenses decreased to 52% of revenues during fiscal 2004, as compared to 58% of revenues during fiscal 2003. Yard and fleet expenses decreased as a percentage of revenue and was due in part to the fixed cost nature of Copart’s business. The decrease in yard and fleet expenses, as a percentage or revenue, was offset by an increase in general and administrative expenses.

     General and administrative expenses were approximately $36.5 million during fiscal 2004, an increase of approximately $7.8 million, or 27%, over fiscal 2003. The increase was primarily due to increases in software development cost, technology hardware leasing cost, and IT payroll costs, all directly associated with the development and deployment of VB2. In addition, the company saw increases in the cost of professional services, impacted by Sarbanes-Oxley compliance and increased payroll and benefit costs associated with expanded support headcount. General and administrative expenses increased to 9% of revenues during fiscal 2004, as compared to 8% of revenues during fiscal 2003.

     Depreciation and amortization expense was approximately $30.8 million during fiscal 2004, an increase of approximately $5.3 million, or 21%, over fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new auction facilities.

     Total other income was approximately $5.5 million during fiscal 2004, an increase of approximately $2.1 million, or 62% from fiscal 2003. Gain on sale of fleet equipment represents the gain on the sale of 602 vehicles. The sale of the equipment is associated with the Company’s decision to replace its company owned trucks with subhaulers for its towing services. Interest income decreased approximately $0.1 million due to lower interest rates during the first nine months of the fiscal year. Other income, which consists primarily of rental income, increased approximately $1.1 million as the company rented several under-utilized facilities.

     Our effective combined federal, state and local income tax rate for fiscal 2004 and fiscal 2003 was approximately 39%.

     Due to the foregoing factors, we realized net income of approximately $79.2 million for fiscal 2004, compared to net income of approximately $57.2 million for fiscal 2003.

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

     Yard and fleet expenses were approximately $202.4 million during fiscal 2003, an increase of approximately $15.5 million, or 8%, over fiscal 2002. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $7.3 million of the increase was the result of the opening and operating of new facilities. Yard and fleet expenses from existing facilities grew by approximately $8.2 million, or 4%, compared to existing facility revenue growth of approximately $24.1 million, or 8%. Yard and fleet expenses decreased to 58% of revenues during fiscal 2003, as compared to 59% of revenues during fiscal 2002.

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

     Total other income was approximately $3.4 million during fiscal 2003, a decrease of approximately $0.3 million, or 8% from fiscal 2002. The decrease is due primarily to a reduction in the gain from the sale of certain fixed assets of approximately $0.5 million. Interest income decreased approximately $0.2 million due to lower interest rates and a reduction in the cash balance. These decreases were offset by an increase in rental income of approximately $0.4 million.

     Our effective combined federal, state and local income tax rate for fiscal 2003 and fiscal 2002 was 39%.

     Due to the foregoing factors, we realized net income of approximately $57.2 million for fiscal 2003, compared to net income of approximately $57.4 million for fiscal 2002.

Liquidity and Capital Resources

     Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents increased by approximately $61.6 million in fiscal 2004 and decreased by approximately $15.9 million in fiscal 2003. Our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

     As of July 31, 2004, we had working capital of approximately $229.9 million, including cash and cash equivalents of approximately $178.3 million. Our primary source of cash is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

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

Operating Activities

     Net cash provided by operating activities increased by $36.1 million from fiscal 2003 to $115.2 million in fiscal 2004, due to the timing of routine changes in working capital items and profitability of the company.

Investing Activities

     Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $64.6 million, $70.7 million and $85.9 million for fiscal 2004, 2003 and 2002, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment. In addition, in fiscal 2004, the company sold most of its transportation fleet as it moved to outsource this function. Sale of fleet equipment generated approximately $19.0 million in gross proceeds.

     During the fiscal year ended July 31, 2004, we used cash for the acquisition of operations in Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska, which had an aggregate cash cost of approximately $4.7 million. During the fiscal year ended July 31, 2003, we used cash for the acquisition of operations in West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia, which had an aggregate cash cost of approximately $6.6 million. During the fiscal year ended July 31, 2002, we used cash and common stock for the acquisition of operations in New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia; Haslet, Texas and Greencastle, Pennsylvania. The consideration paid consisted of an aggregate cash cost of approximately $8.6 million and approximately $25.7 million in common stock.

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

     In fiscal 2004, 2003 and 2002, we generated approximately $5.1 million, $0.4 million and $1.1 million, respectively, through the exercise of stock options.

     In fiscal 2004, 2003 and 2002, we generated approximately $1.3 million, $1.9 million and $1.7 million, respectively, through the issuance of shares under the employee stock purchase program.

     In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as Copart deems appropriate and may be discontinued at any time. As of July 31, 2004 the Company had repurchased a total of 3,672,300 shares at a weighted average price of $8.49. The Company repurchased a total of 977,100 shares at a weighted average price of $10.974 during the fiscal year ending July 31, 2004. For the year ended July 31, 2003, the Company had repurchased a total of 2,695,200 shares at a weighted average price of $7.59 per share. The Company accounted for the repurchase of its Common Stock by charging Common Stock for $31,170,400. As of October 1, 2004, the company has not repurchased any shares in fiscal 2005.

Lease, Purchase and Other Contractual Obligations

     The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2004:

Payments Due By Period
		Less than			More than
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital Leases	$18,100	$8,700	$9,400	$—	—
Operating Leases	$111,793,400	$22,988,300	$35,190,000	$20,878,700	$32,736,400

Amount of Commitment Expiration Per Period
		Less than			More than
Commercial Commitments(2)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Letters of Credit	$11,500,000	$11,500,000	—	—	—

(1)	Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)	Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

     On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $75 million that matures in 2006. As of July 31, 2004, the Company had available $63.5 million under this facility, after taking into account $11.5 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. The Company is in compliance with all covenants.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. Our exposure to foreign currency risks relates to our operations in Canada, which have not been significant. We do not hedge our exposure to the Canadian dollar. We do not use derivative financial instruments for speculative or trading purposes. We invest primarily in corporate securities, bank certificates, U.S. Treasury and Agency Obligations, asset-backed securities, repurchase agreements, auction rate debt instruments and money market mutual funds and generally hold them to maturity. Consequently, we do not expect any material loss with respect to our investment portfolio.

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum average duration of all portfolios is 90 days or less. Our guidelines also establish credit quality standards, limits on exposure to any one issue as well the type of instruments. Due to the limited duration and credit risk criteria in our guidelines, we do not expect that our exposure to market and credit risk will be material.

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

     (b) Changes in Internal Controls Over Financial Reporting.

     There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The information concerning the Company’s directors required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed within 120 days of the end of our fiscal year pursuant to General Instruction G (3) of Form 10-K in connection with the Company’s Annual Meeting of Shareholders to be held on December 7, 2004 (“Proxy Statement”) under the heading “Proposal One — Election of Directors.”

     Information regarding executive officers is included in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference from the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

     We have adopted the Copart, Inc. Code of Ethics for Principal Executive and Senior Financial Officers (“Code of Ethics”). The Code applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

     The Code of Ethics is available at our website, located at http://www.copart.com. It may be found at our website as follows:

1. From our main web page, click on “Investor Relations.”

2. Next, click on “Corporate Governance.”

3. Finally, click on “Code of Ethics for Principal Executive and Senior Financial Officers.”

     We intend to satisfy disclosure requirements regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

     The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement under the heading “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

     The information required by this Item is incorporated from the section captioned “Proposal Three — Ratification of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

     The following documents are filed as part of this report:

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3.    Exhibits

Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant(4)
3	.1b	Certificate of Amendment of Articles of Incorporation(4)
3.2		Bylaws of the Registrant, as amended(3)
3	.2b	Certificate of Amendment of Bylaws
3.3		Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.(8)
4.1		Preferred Stock Rights Agreement, dated as of March 6, 2003, between the Company and Equiserve Trust Company, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(8)
10	.1*	Copart, Inc. 1992 Stock Option Plan, as amended(2)
10	.2*	1994 Employee Stock Purchase Plan, with form of Subscription Agreement(2)
10	.3*	1994 Director Option Plan, with form of Subscription Agreement(1)
10	.4*	Copart, Inc. 2001 Stock Option Plan(6)
10.5		Form of Indemnification Agreement, signed by Executive Officers and Directors and the Company(7)
10.6		General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.(7)
10.7		Standard Industrial/ Commercial single-tenant lease-net dated as of December 23, 1998 between Wickland Oil Martinez and Copart, Inc.(7)
10.8		Lease agreement dated as of September 14, 2001 between Woodmich L.L.C. and Copart, Inc.(7)
10.10		Aircraft lease dated as of April 11, 2002 between Fleet Capital Corporation and Copart, Inc.(7)
10.11		Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank, National Association and Fleet National Bank and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger and Fleet National Bank, as Syndication Agent, dated February 23, 2001(5)
14.01		Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)(9)
21.1		List of subsidiaries of registrant(9)
23.1		Consent of KPMG LLP

Number	Description

24.1	Power of Attorney (included on page 41)
31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from exhibit to registrant’s Registration Statement on Form S-1, originally filed on January 19, 1994, as amended (File No. 33-74250).

(2)	Incorporated by reference from identically numbered exhibit filed on Form S-8 with the Securities and Exchange Commission on December 31, 1999.

(3)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission on October 21, 1995.

(4)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2000, filed with the Securities and Exchange Commission on October 26, 2000.

(5)	Incorporated by reference from exhibit to registrant’s Form 10-Q for the quarter ended January 31, 2001, filed with the Securities and Exchange Commission on March 16, 2001.

(6)	Incorporated by reference from exhibit to registrant’s Form 10-Q for the quarter ended January 31, 2002, filed with the Securities and Exchange Commission on March 18, 2002.

(7)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2002, filed with the Securities and Exchange Commission on October 29, 2002.

(8)	Incorporated by reference from exhibit to registrant’s Form 8-A12/ G filed with the Securities and Exchange Commission on March 11, 2003.

(9)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2003, filed with the Securities and Exchange Commission on October 17, 2003.

*	Denotes a compensation plan in which an executive officer participates

     (b) Exhibits. See response to Item 15(a)(3) above.

     (c) Financial Statement Schedule. See response to Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ WILLIS J. JOHNSON

Willis J. Johnson
Chief Executive Officer

October 12, 2004

COPART, INC.

By:	/s/ WILLIAM E. FRANKLIN

William E. Franklin
Chief Financial Officer

October 12, 2004

POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Willis J. Johnson and William E. Franklin, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chief Executive Officer (Principal Executive Officer and Director)	October 12, 2004

/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	October 12, 2004

/s/ A. JAYSON ADAIR A. Jayson Adair	President and Director	October 12, 2004

/s/ HAROLD BLUMENSTEIN Harold Blumenstein	Director	October 12, 2004

/s/ JAMES GROSFELD James Grosfeld	Director	October 12, 2004

/s/ JAMES E. MEEKS James E. Meeks	Executive Vice President, Chief Operating Officer and Director	October 12, 2004

/s/ MARVIN L. SCHMIDT Marvin L. Schmidt	Director	October 12, 2004

/s/ JONATHAN VANNINI Jonathan Vannini	Director	October 12, 2004

/s/ STEVEN D. COHAN Steven D. Cohan	Director	October 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Copart, Inc.:

     We have audited the accompanying consolidated balance sheets of Copart, Inc. and subsidiaries (“the Company”) as of July 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

September 10, 2004

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$178,320,100	$116,746,400
Accounts receivable, net	81,632,700	71,552,900
Vehicle pooling costs	23,966,200	23,380,500
Income taxes receivable	—	4,017,900
Prepaid expenses and other assets	5,436,800	5,391,300
Property and equipment held for sale	3,755,100	—

Total current assets	293,110,900	221,089,000
Property and equipment, net	257,666,900	244,361,100
Intangibles, net	2,941,400	4,404,300
Goodwill	112,690,500	109,113,800
Land purchase options and other assets	6,613,400	8,132,200

Total assets	$673,023,100	$587,100,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,300	$91,200
Accounts payable and accrued liabilities	44,079,700	38,309,200
Deferred revenue	9,720,700	9,707,500
Income taxes payable	3,819,200	—
Deferred income taxes	5,438,400	5,901,600
Other current liabilities	157,900	174,200

Total current liabilities	63,223,200	54,183,700
Deferred income taxes	6,354,800	6,013,900
Long-term debt, less current portion	8,900	16,200
Other liabilities	1,172,900	1,247,100

Total liabilities	70,759,800	61,460,900

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value — 180,000,000 shares authorized; 90,075,843 and 89,883,412 shares issued and outstanding at July 31, 2004 and 2003, respectively	267,276,000	269,967,700
Accumulated other comprehensive income	95,200	—
Retained earnings	334,892,100	255,671,800

Total shareholders’ equity	602,263,300	525,639,500

Total liabilities and shareholders’ equity	$673,023,100	$587,100,400

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,

	2004	2003	2002

Revenues	$400,796,300	$347,423,100	$316,455,800

Operating costs and expenses:
Yard and fleet	208,756,600	202,419,900	186,952,500
General and administrative	36,465,800	28,703,700	23,255,600
Depreciation and amortization	30,808,300	25,545,000	16,308,200

Total operating expenses	276,030,700	256,668,600	226,516,300

Operating income	124,765,600	90,754,500	89,939,500

Other income (expense):
Interest expense	(3,100)	(20,700)	(39,700)
Interest income	1,509,100	1,651,000	1,870,000
Gain on sale of fleet equipment	1,359,000	255,300	591,300
Other income	2,665,900	1,527,000	1,296,500

Total other income	5,530,900	3,412,600	3,718,100

Income before income taxes	130,296,500	94,167,100	93,657,600
Income taxes	51,076,200	36,944,900	36,268,400

Net income	$79,220,300	$57,222,200	$57,389,200

Basic net income per share	$.89	$.63	$.65

Weighted average shares outstanding	89,456,800	91,407,600	88,717,600

Diluted net income per share	$.87	$.62	$.63

Weighted average shares and dilutive potential common shares outstanding	91,537,200	93,017,800	91,251,000

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Accumulated
			Other
	Outstanding		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income	Earnings	Equity

Balances at July 31, 2001	83,000,445	$128,092,000	$—	$141,060,400	$269,152,400
Shares issued for acquisitions	1,550,987	25,691,900	—	—	25,691,900
Shares issued in connection with public offering	6,900,000	126,068,600	—	—	126,068,600
Shares issued for land purchase	94,962	2,300,000	—	—	2,300,000
Exercise of stock options and related tax benefit, net of repurchased shares	576,432	3,878,600	—	—	3,878,600
Shares issued for Employee Stock Purchase Plan	117,033	1,736,300	—	—	1,736,300
Net Income	—	—	—	57,389,200	57,389,200

Balances at July 31, 2002	92,239,859	287,767,400	—	198,449,600	486,217,000
Exercise of stock options and related tax benefit, net of repurchased shares	134,000	774,400	—	—	774,400
Shares issued for Employee Stock Purchase Plan	204,753	1,873,200	—	—	1,873,200
Shares repurchased	(2,695,200)	(20,447,300)		—	(20,447,300)
Net Income	—	—	—	57,222,200	57,222,200

Balances at July 31, 2003	89,883,412	269,967,700	—	255,671,800	525,639,500
Net Income	—	—	—	79,220,300	79,220,300
Other comprehensive income:
Currency translation adjustment	—	—	95,200	—	95,200

Total Comprehensive income					79,315,500
Exercise of stock options and related tax benefit, net of repurchased shares	1,033,796	6,686,200	—	—	6,686,200
Shares issued for Employee Stock Purchase Plan	135,735	1,345,200	—	—	1,345,200
Shares repurchased	(977,100)	(10,723,100)	—	—	(10,723,100)

Balances at July 31, 2004	90,075,843	$267,276,000	$95,200	$334,892,100	$602,263,300

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$79,220,300	$57,222,200	$57,389,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,808,300	25,545,000	16,308,200
Allowance for doubtful accounts	760,300	(174,900)	(441,000)
Deferred rent	(74,200)	(189,300)	24,100
Gain on sale of fleet equipment and other property and equipment	(1,239,400)	(190,000)	(735,600)
Deferred income taxes	(122,200)	7,205,900	2,811,500
Changes in operating assets and liabilities:
Accounts receivable	(10,628,400)	(7,447,300)	2,057,900
Vehicle pooling costs	(375,000)	(3,331,700)	828,900
Prepaid expenses and other current assets	399,600	(225,800)	(155,700)
Other long-term assets	1,243,700	(914,700)	(1,184,100)
Accounts payable and accrued liabilities	5,754,200	6,497,100	5,125,100
Deferred revenue	13,200	1,355,500	(511,100)
Income taxes	9,440,900	(6,272,100)	473,800

Net cash provided by operating activities	115,201,300	79,079,900	81,991,200

Cash flows from investing activities:
Purchase of property and equipment	(64,551,400)	(70,721,300)	(85,937,000)
Proceeds from sale of property and equipment	19,890,500	808,700	1,688,400
Purchase of net current assets in connection with acquisitions	(867,500)	(92,000)	(1,413,500)
Purchase of property and equipment in connection with acquisitions	(41,000)	(301,100)	(3,366,900)
Purchase of goodwill and intangible assets in connection with acquisitions	(3,824,500)	(6,210,900)	(3,780,700)
Other intangible asset changes	57,800	—	(300,000)

Net cash used in investing activities	(49,336,100)	(76,516,600)	(93,109,700)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	—	126,068,600
Proceeds from the exercise of stock options	5,082,300	396,700	1,061,300
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,345,300	1,873,200	1,736,300
Repurchases of common stock	(10,723,100)	(20,447,300)	—
Principal payments on notes payable	(91,200)	(329,500)	(302,900)

Net cash (used in) provided by financing activities	(4,386,700)	(18,506,900)	128,563,300

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended July 31,

	2004	2003	2002

Effect of foreign currency translation	95,200	—	—
Net increase (decrease) in cash and cash equivalents	61,573,700	(15,943,600)	117,444,800
Cash and cash equivalents at beginning of period	116,746,400	132,690,000	15,245,200

Cash and cash equivalents at end of period	$178,320,100	$116,746,400	$132,690,000

Supplemental disclosure of cash flow information:
Interest paid	$3,100	$20,700	$39,700

Income taxes paid	$41,752,500	$36,002,200	$33,114,300

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies and Practices

Description of Business

     Copart, Inc. and its subsidiaries (“the Company”) provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

     Revenues, which generally consist of salvage fees charged to vehicle suppliers and buyers, are generally recorded at the date the vehicles are sold at auction. No provision for returns has been established, as all sales are final with no right of return.

     When the Company bills suppliers under fixed fee contracts for various services which may include tow fees, storage, title processing and various other salvage fees prior to the vehicles sale at auction, we defer the revenue because we are not entitled to those revenues until the vehicle is sold.

Yard and Fleet Expenses

     Yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and the cost of vehicles acquired and sold by the Company under purchase contracts.

General and Administrative Expenses

     General and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees, software and product development and marketing expenses.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Vehicle Pooling Costs

     Vehicle pooling costs consist of labor, towing, certain facility costs, outside services and other costs directly attributable to the gathering and processing of vehicles prior to their sale. Vehicle pooling costs are recognized as

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in the period the vehicle is sold at auction. The Company continually evaluates and adjusts the components of vehicle pooling costs as necessary.

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

Intangible Assets

     Intangible assets consist of covenants not to compete. Amortization is provided on the straight-line basis over the life of the covenant, which ranges from 5 to 7 years.

Fair Value of Financial Instruments

     The amounts recorded for financial instruments in the Company’s consolidated financial statements, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximate fair value as of July 31, 2004 and 2003.

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

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“ SFAS 148”). Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock. Options granted to consultants and other non-employees are accounted for at fair value.

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

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method. For these purposes, the fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.41, a forfeiture rate of 0.08, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.3%, 2.9% and 4.3% for 2004, 2003 and 2002, respectively. The weighted average fair value of options granted were $3.66, $2.97 and $5.12, for 2004, 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized in fiscal 2004, 2003 and 2002 is deducted from net income. The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Years Ended July 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Net income, as reported	$79,220	$57,222	$57,389
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,247)	(2,275)	(2,214)

Pro forma net income	$76,973	$54,947	$55,175

Net income per share:
Basic — as reported	$0.89	$0.63	$0.65

Basic — pro forma	$0.86	$0.60	$0.62

Diluted — as reported	$0.87	$0.62	$0.63

Diluted — pro forma	$0.84	$0.59	$0.60

Comprehensive Income

     Comprehensive income includes income adjusted for certain revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles. Examples include foreign currency translation adjustments and unrealized gains and losses on certain derivatives. The Company has no items of other comprehensive income in 2003 and 2002. Therefore, net income as presented in the consolidated statements of income equals comprehensive income for those years.

Segment Reporting

     The Company’s two operating segments, salvage auction and public auction, are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations and Goodwill

     The Company accounts for business combinations and goodwill according to Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on the Company’s results of operations or financial position. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the operating segment level. In prior years the Company evaluated impairment of goodwill at the facility level by comparing the fair value of the reporting unit to its carrying value. During fiscal 2004, when the Company centralized the auction process with the implementation of VB2, the Company determined the appropriate level for testing for impairment was at the salvage and public auction levels. The Company’s annual impairment test was performed in the fourth quarter of fiscal 2004. The results of this test indicated that goodwill was not impaired.

     The change in carrying amount of goodwill is as follows:

Balance as of August 1, 2002	$102,920,100
Goodwill relating to acquisitions during the period	5,784,300
Acquisition adjustment	409,400
Impairment adjustment	—

Balance as of August 1, 2003	$109,113,800
Goodwill relating to acquisitions during the period	3,634,500
Acquisition adjustment	(57,800)
Impairment adjustment	—

Balance as of August 1, 2004	$112,690,500

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

Reclassifications

     Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in 2004.

     The Company reclassified $4,677,200 in land purchase options from current to long-term assets in its fiscal 2003 consolidated balance sheet, to reflect the non-current nature of those assets. This change in presentation has no material effect on any operating or financial metrics.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions

Fiscal 2004 Transactions

     During fiscal 2004 the Company made the following four acquisitions: Brasher’s Northwest Auto Auction, Inc. of Eugene, Oregon; Spooner Enterprises, Inc. d/b/a Insured Salvage Pool, of Reno, Nevada; Joe Horisk Salvage Pool Systems of Ohio, Cleveland, Ohio and Alaska Towing and Wrecking of Anchorage, Alaska. The consideration paid for these acquisitions consisted of $4,733,000 in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $1.4 million of revenues during fiscal 2004. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $3,634,500 has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $190,000 for covenants not to compete relating to these acquisitions, which are being amortized over five years, based upon the agreements. In conjunction with the Eugene, Oregon; Reno, Nevada and Anchorage, Alaska acquisitions, the Company entered into leases for the use of these facilities at fair value.

Fiscal 2003 Transactions

     During fiscal 2003 the Company made the following three acquisitions: Greater Pittsburgh Auto Auction, Inc. of West Mifflin, Pennsylvania; E.W.E. Salvage Pool & Auto Auction, Inc. of Reno, Nevada and Richmond Auto Auction of Virginia, Inc. of Richmond, Virginia. The consideration paid for these acquisitions consisted of $6,604,000 in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $5.1 million of revenues during fiscal 2003. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $5,784,300 has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $426,700 for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years, based upon the agreements. In conjunction with the West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia acquisitions, the Company entered into leases for the use of these facilities at fair value.

Fiscal 2002 Transactions

     During fiscal 2002 the Company made the following six acquisitions: Delaware Public Auto Auction, of New Castle, Delaware; Sadisco, of Savannah, Georgia; Sadisco of Tifton, Georgia; Capital Auto Salvage, of Charleston, West Virginia; North Texas Insurance Auto Auction, L.P., of Haslet, Texas and Mason-Dixon Auto Auction, of Greencastle, PA. The consideration paid for these acquisitions consisted of $8,561,100 in cash and 1,550,987 shares of common stock valued at approximately $25,691,900. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, inventory, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $11.6 million of revenues during fiscal 2002. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $20,166,700 has been recorded as goodwill. The Company estimates $16,566,700 of the total goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $2,100,000 for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years, based upon the agreements. In conjunction with the New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Charleston, West Virginia and Haslet, Texas acquisitions, the Company entered into leases for the use of these facilities at fair value.

     Pro forma financial information for the 2004 and 2003 acquisitions does not result in a significant change from actual results.

(3)	Accounts Receivable

     Accounts receivable consists of the following:

July 31,	2004	2003

Advance charges receivable	$52,188,800	$49,481,100
Trade accounts receivable	29,697,200	22,344,600
Other receivables	1,535,300	755,500

	83,421,300	72,581,200
Less allowance for doubtful accounts	1,788,600	1,028,300

	$81,632,700	$71,552,900

     Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

(4)	Property and Equipment

     Property and equipment consists of the following:

July 31,	2004	2003

Transportation and other equipment	$10,988,000	$13,859,800
Office furniture and equipment	39,746,600	35,827,400
Land	105,152,900	85,075,900
Buildings and leasehold improvements	196,230,900	179,222,500

	352,118,400	313,985,600
Less accumulated depreciation and amortization	94,451,500	69,624,500

	$257,666,900	$244,361,100

     Included in property and equipment as of July 31, 2004 and 2003 are $31,200 and $1,025,700, respectively, of equipment under capital leases. Accumulated amortization related to this equipment was $10,920 and $601,400 as of July 31, 2004 and 2003, respectively.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Intangibles, net

     Intangible assets consist of the following:

July 31,	2004	2003

Covenants not to compete	$11,477,700	$11,287,700
Other	284,000	284,000

	11,761,700	11,571,700
Less accumulated amortization	8,820,300	7,167,400

	$2,941,400	$4,404,300

     Aggregate amortization expense on intangible assets was approximately $1,653,000, $1,733,700 and $1,598,400 for the fiscal years ended July 31, 2004, 2003, and 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2005	$1,267,700
2006	822,900
2007	570,900
2008	170,300
2009	85,200

(6)	Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consists of the following:

July 31,	2004	2003

Trade accounts payable	$3,517,700	$2,890,600
Accounts payable to insurance companies	21,030,000	15,023,900
Accrued insurance	6,097,900	8,764,400
Accrued compensation and benefits	10,216,900	9,619,000
Other accrued liabilities	3,217,200	2,011,300

	$44,079,700	$38,309,200

     Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data, including the severity of or frequency of claims, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate. During the fourth quarter of fiscal 2004, the Company reduced its accrual for self insured claims based upon new information and analyse regarding the expected severity and frequency of claims, this resulted in a $4.4 million reduction to yard and fleet expense. The Company experienced a reduction in the severity and frequency of claims, which reduced the ultimate cost of claims.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Long-Term Debt

     Long-term debt consists of the following:

July 31,	2004	2003

Notes payable under capital leases, secured by equipment, payable in monthly installments of $700 through September 2006, bearing interest at 11.7% per annum	$16,200	$22,800
Notes payable under capital leases, secured by equipment, payable in monthly installments of $4,600 to $24,000 through October 2003, bearing interest at 6.9% per annum	—	84,600

	16,200	107,400
Less current portion	7,300	91,200

	$8,900	$16,200

     The aggregate maturities of the Company’s long-term debt are as follows:

Fiscal Years Ending July 31,

2005	$7,300
2006	8,200
2007	700

$16,200

     On February 23, 2001, the Company entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $75 million that matures in 2006. As of July 31, 2004, the Company had available $63.5 million under this facility, after taking into account $11.5 million of outstanding letters of credit. The Company is subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. The Company is in compliance with all covenants.

(8)	Shareholders’ Equity

     In fiscal 2002, the Company completed a follow-on public offering of 6.9 million shares of common stock at a price to the public of $19.33 per share. The Company sold all of the shares and the offering raised $126.1 million after underwriting discounts and offering costs.

     In December 2001, the Company adopted the Copart, Inc. 2001 Stock Option Plan (“Plan”), presently covering an aggregate of 4,500,000 shares of the Company’s Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaces the Company’s 1992 Stock Option Plan (“1992 Plan”), which expired in August 2002.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In March 1994, the Company adopted the Copart, Inc. 1994 Director Option Plan under which an aggregate of 240,000 shares of the Company’s common stock are presently reserved. In general, new non-employee directors will automatically receive grants of non-qualified stock options to purchase 18,000 shares and subsequent grants to purchase 9,000 additional shares upon election and each subsequent re-election to the Company’s board of directors, respectively. In August 2003, the Company terminated the 1994 Director Option Plan.

     The Company has authorized the issuance of 5,000,000 shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2003.

     The Copart, Inc. Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to an aggregate of 1,500,000 shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The number of shares of Common Stock issued pursuant to the ESPP during each of fiscal 2004, 2003 and 2002 was 135,735, 204,753 and 117,033, respectively.

     In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as Copart deems appropriate and may be discontinued at any time. As of July 31, 2004, the Company had repurchased a total of 3,672,300 shares at a weighted average price of $8.49. The Company repurchased a total of 977,100 shares at a weighted average price of $10.974 during the fiscal year ending July 31, 2004. For the year ended July 31, 2003, the Company had repurchased a total of 2,695,200 shares at a weighted average price of $7.59 per share.

     In March 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Company will issue a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on Friday, March 21, 2003.

     A summary of stock option activity for the fiscal years ended July 31, 2004, 2003 and 2002 follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,321,797	$9.03	4,967,747	$8.77	5,244,549	$7.51
Granted	1,314,000	13.43	686,000	10.91	397,500	17,65
Exercised	(1,038,539)	4.96	(134,000)	2.96	(598,102)	2.57
Cancelled	(108,058)	13.83	(197,950)	13.08	(76,200)	12.16

Outstanding at year end	5,489,200	$10.76	5,321,797	$9.03	4,967,747	$8.77

Options exercisable at year end	3,180,384	$8.73	3,443,640	$6.82	2,666,698	$5.73

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of stock options outstanding at July 31, 2004 follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-	Number	Weighted-
Range of	Number	Remaining	Average	Exercisable	Average
Exercise	Outstanding at	Contractual	Exercise	at July 31,	Exercise
Prices	July 31, 2004	Life	Price	2004	Price

$2.00 - 5.65	1,537,500	3.89	$3.53	1,534,500	$3.52
7.61 - 12.63	1,982,310	7.90	10.36	830,845	11.05
13.04 - 16.9	3 1,264,140	6.74	15.65	744,315	15.65
17.18 - 24.2	5 705,250	8.47	18.87	70,724	21.53

	5,489,200	7.57	$10.76	3,180,384	$8.73

(9)	Income Taxes

     Income (loss) before taxes consists of the following for the years ended July 31:

	2004	2003	2002

US	$131,077,900	$94,167,100	$93,657,600
Non US	(781,400)	—	—

Total income before taxes	$130,296,500	$94,167,100	$93,657,600

     The Company’s income tax expense (benefit) consists of:

Fiscal Years Ended July 31,	2004	2003	2002

Federal:
Current	$43,177,900	$25,371,000	$29,152,300
Deferred	230,700	6,834,600	2,519,700

	43,408,600	32,205,600	31,672,000

State:
Current	8,020,600	4,368,000	4,304,600
Deferred	(353,000)	371,300	291,800

	7,667,600	4,739,300	4,596,400

Foreign:
Current	—	—	—
Deferred	—	—	—

	$51,076,200	$36,944,900	$36,268,400

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation by year of the expected U.S. statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Fiscal Years Ended
	July 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.4	4.9	3.5
Reversal of previously accrued taxes	—	(0.2)	—
Other differences	(0.2)	(0.5)	0.2

Effective tax rate	39.2%	39.2%	38.7%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, as of July 31:

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$480,400	$395,900
Accrued compensation and benefits	793,300	991,400
State taxes	2,514,900	1,712,600
Property and equipment	5,053,500	3,319,200
Foreign net operating loss	288,100	—

Total gross deferred tax assets	9,130,200	6,419,100
Less valuation allowance	(288,100)	—

Net deferred tax assets	8,842,100	6,419,100

Deferred tax liabilities:
Vehicle pooling costs	(9,227,000)	(9,001,500)
Intangibles and goodwill	(11,408,300)	(9,333,100)

Total gross deferred tax liabilities	(20,635,300)	(18,334,600)

Net deferred tax liability	$(11,793,200)	$(11,915,500)

     The above net deferred tax liability as of July 31, has been reflected in the accompanying balance sheets as follows:

	2004	2003

Current liabilities	$5,438,400	$5,901,600
Non current liabilities	6,354,800	6,013,900

Net deferred tax liability	$11,793,200	$11,915,500

     The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in one taxable jurisdiction as the utilization of the tax asset is uncertain. Additional timing differences, future earnings trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company is under a routine income tax audit in one state for the 1999, 2000, 2001 and 2002 tax years. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from these examinations.

     In fiscal 2004, 2003 and 2002, the Company recognized a tax benefit of $1,603,900, $377,700 and $2,817,300, respectively, upon the exercise of certain stock options which is reflected in shareholders’ equity.

     The net change in the valuation allowance for the year ended July 31, 2004 was an increase of $288,100. There was no valuation allowance as of July 31, 2003 or 2002.

     The Company has a Canadian net operating loss of approximately $800,000, most of which expires in 2011.

(10)	Net Income Per Share

     There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

Fiscal Years Ending July 31,	2004	2003	2002

Basic weighted shares outstanding	89,456,800	91,407,600	88,717,600
Effect of dilutive securities-stock options	2,080,400	1,610,200	2,533,400

Diluted weighted average shares outstanding	91,537,200	93,017,800	91,251,000

     Options to purchase 1,393,000, 2,900,899 and 121,500 shares of common stock at an average price of $17.91, $13.68 and $21.55 per share were outstanding during the fiscal years ended July 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(11)	Major Customers

     In fiscal 2004, two customers accounted for 12% and 8% of the Company’s revenues, respectively. In fiscal 2003, these two customers accounted for 13% and 8%, and in fiscal 2002, they accounted for 14% and 9% of the Company’s revenues, respectively. At July 31, 2004 these two customers accounted for 16% and 7% of accounts receivable, respectively. At July 31, 2003 they accounted for 17% and 7%, and at July 31, 2002 they accounted for 13% and 7% of accounts receivable, respectively. No other customer accounted for more than 4% of revenues.

(12)	Commitments and Contingencies

Leases

     The Company leases certain facilities under operating leases and in some cases has either a right of first refusal to acquire or option to purchase certain facilities at fair value. The Company recognizes rent expense on a straight-line basis over the lease term and has accrued for rent expense incurred but not paid. Facilities rental expense for the fiscal years ended July 31, 2004, 2003 and 2002 aggregated, $18,102,600, $15,481,000 and $14,084,000, respectively.

     Yard and fleet equipment rental expense for the fiscal years ended July 31, 2004, 2003 and 2002 aggregated approximately, $6,317,700, $10,183,600 and $9,140,700, respectively.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Noncancelable future minimum lease payments under capital and operating leases with initial or remaining lease terms in excess of one year at July 31, 2004 are as follows:

	Capital	Operating
Fiscal Years Ending July 31,	Leases	Leases

2005	$8,700	$22,988,300
2006	8,700	19,911,700
2007	700	15,278,300
2008	—	11,851,900
2009	—	9,026,800
Thereafter	—	32,736,400

	18,100	$111,793,400

Less amount representing interest	1,900

	$16,200

Commitments

     The Company had outstanding letters of credit of $11.5 million at July 31, 2004. These letters of credit secure certain insurance obligations.

Contingencies

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

     The Company is also involved in various governmental and administrative proceedings primarily relating to licensing and operation. The Company provides for costs relating to these matters when a loss is probable and the amount may be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any ultimate liability will not have a material effect on the Company’s financial position, results of operations or cash flows.

(13)	Related Party Transactions

     The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated $450,800, $442,900 and $430,200 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, and expire on various dates through 2009. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated $387,100, $297,300 and $295,600 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

COPART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(15)	Noncash Financing and Investing Activities

     In fiscal 2002, the Company acquired $18,487,000 of intangible assets and $9,505,900 of tangible assets through the issuance of common stock in conjunction with the New Castle, Delaware; Savannah, Georgia; Tifton, Georgia; Haslet, Texas and Greencastle, Pennsylvania acquisitions and purchase of land at the Baton Rouge, Louisiana location. In fiscal 2004 and 2002, the Company received 983 and 21,670 shares of common stock, respectively as payment for the exercise of 9,000 and 148,000 shares of common stock under the 1992 Stock Option Plan, respectively. The Company retired these shares upon receipt.

(16)	Quarterly Information (Unaudited)(1)

	Fiscal Quarter

Fiscal Year 2004	First	Second	Third	Fourth

Revenues	$91,466,600	$92,634,900	$116,618,400	$100,076,400

Operating income	$24,287,100	$25,820,100	$40,398,500	$34,259,900

Net income	$15,241,100	$17,367,800	$24,964,400	$21,647,000

Basic net income per share	$.17	$.20	$.28	$.24

Diluted net income per share	$.17	$.19	$.27	$.23

Fiscal Year 2003	First	Second	Third	Fourth

Revenues	$83,494,900	$82,783,400	$93,928,700	$87,216,100

Operating income	$23,387,300	$21,746,800	$24,608,700	$21,011,700

Net income	$14,706,500	$13,756,500	$15,422,800	$13,336,500

Basic net income per share	$.16	$.15	$.17	$.15

Diluted net income per share	$.16	$.15	$.17	$.15

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

SCHEDULE II

COPART, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal years ended July 31, 2004, 2003 and 2002

			Deductions
	Balance at	Charged to Costs	Applications to	Balance at
Description and Fiscal Year	Beginning of Year	and Expenses	Bad Debt	End of Year

Allowance for doubtful accounts:
July 31, 2004	$1,028,300	$1,944,300	$(1,184,000)	$1,788,600

July 31, 2003	$1,203,200	$655,100	$(830,000)	$1,028,300

July 31, 2002	$1,644,200	$153,100	$(594,100)	$1,203,200

EXHIBIT INDEX

Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant(4)
3	.1b	Certificate of Amendment of Articles of Incorporation(4)
3.2		Bylaws of the Registrant, as amended(3)
3	.2b	Certificate of Amendment of Bylaws
3.3		Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.(8)
4.1		Preferred Stock Rights Agreement, dated as of March 6, 2003, between the Company and Equiserve Trust Company, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(8)
10	.1*	Copart, Inc. 1992 Stock Option Plan, as amended(2)
10	.2*	1994 Employee Stock Purchase Plan, with form of Subscription Agreement(2)
10	.3*	1994 Director Option Plan, with form of Subscription Agreement(1)
10	.4*	Copart, Inc. 2001 Stock Option Plan(6)
10.5		Form of Indemnification Agreement, signed by Executive Officers and Directors and the Company(7)
10.6		General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.(7)
10.7		Standard Industrial/ Commercial single-tenant lease-net dated as of December 23, 1998 between Wickland Oil Martinez and Copart, Inc.(7)
10.8		Lease agreement dated as of September 14, 2001 between Woodmich L.L.C. and Copart, Inc.(7)
10.10		Aircraft lease dated as of April 11, 2002 between Fleet Capital Corporation and Copart, Inc.(7)
10.11		Credit Agreement among Copart, Inc. and Wells Fargo Bank, National Association, U.S. Bank, National Association and Fleet National Bank and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger and Fleet National Bank, as Syndication Agent, dated February 23, 2001(5)
14.01		Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)(9)
21.1		List of subsidiaries of registrant(9)
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on page 41)
31.1		Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from exhibit to registrant’s Registration Statement on Form S-1, originally filed on January 19, 1994, as amended (File No. 33-74250).

(2)	Incorporated by reference from identically numbered exhibit filed on Form S-8 with the Securities and Exchange Commission on December 31, 1999.

(3)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission on October 21, 1995.

(4)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2000, filed with the Securities and Exchange Commission on October 26, 2000.

(5)	Incorporated by reference from exhibit to registrant’s Form 10-Q for the quarter ended January 31, 2001, filed with the Securities and Exchange Commission on March 16, 2001.

(6)	Incorporated by reference from exhibit to registrant’s Form 10-Q for the quarter ended January 31, 2002, filed with the Securities and Exchange Commission on March 18, 2002.

(7)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2002, filed with the Securities and Exchange Commission on October 29, 2002.

(8)	Incorporated by reference from exhibit to registrant’s Form 8-A12/ G filed with the Securities and Exchange Commission on March 11, 2003.

(9)	Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2003, filed with the Securities and Exchange Commission on October 17, 2003.