Form 10-Q
period 2004-10-31
COPART INC
filed 2004-12-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2004

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

Number of shares of Common Stock outstanding as of December 6, 2004: 90,106,587

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

October 31, 2004

Description

PART I – Financial Information

Item 1 - Financial Statements
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

Changes in Internal Controls

PART II – Other Information

Item 1 – Legal Proceedings

Item 6 – Exhibits
Signatures

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	October 31, 2004	July 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$200,041,300	$178,320,100
Accounts receivable, net	90,710,100	81,632,700
Vehicle pooling costs	26,694,000	23,966,200
Prepaid expenses and other assets	5,066,700	5,436,800
Equipment held for sale	1,288,900	3,755,100
Total current assets	323,801,000	293,110,900
Land purchase options and other assets	6,825,600	6,613,400
Property and equipment, net	261,660,000	257,666,900
Intangibles, net	2,533,300	2,941,400
Goodwill	112,690,500	112,690,500
Total assets	$707,510,400	$673,023,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$7,600	$7,300
Accounts payable and accrued liabilities	41,915,200	44,079,700
Deferred revenue	11,351,800	9,720,700
Income taxes payable	12,703,300	3,819,200
Deferred income taxes	6,488,600	5,438,400
Other current liabilities	155,200	157,900
Total current liabilities	72,621,700	63,223,200
Deferred income taxes	8,377,400	6,354,800
Long-term debt, less current portion	7,000	8,900
Other liabilities	1,133,300	1,172,900
Total liabilities	82,139,400	70,759,800
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 90,092,894 and 90,075,843 shares issued and outstanding at October 31, 2004 and July 31, 2004, respectively	267,538,100	267,276,000
Accumulated other comprehensive income	271,000	95,200
Retained earnings	357,561,900	334,892,100
Total shareholders’ equity	625,371,000	602,263,300
Total liabilities and shareholders’ equity	$707,510,400	$673,023,100

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended October 31,
	2004	2003

Revenues	$104,109,900	$91,466,600

Operating costs and expenses:
Yard operations	52,724,300	51,661,900
General and administrative	8,712,600	8,118,000
Depreciation and amortization	7,605,300	7,399,600
Total operating expenses	69,042,200	67,179,500
Operating income	35,067,700	24,287,100

Other income (expense):
Interest expense	(400)	(1,600)
Interest income	779,600	295,500
Gain on sale of fleet equipment	125,200	—
Other income	1,070,000	610,900
Total other income	1,974,400	904,800
Income before income taxes	37,042,100	25,191,900

Income taxes	14,372,300	9,950,800
Net income	$22,669,800	$15,241,100

Basic net income per share	$.25	$.17
Weighted average shares outstanding	90,081,300	89,492,200

Diluted net income per share	$.24	$.17
Weighted average shares and dilutive potential common shares outstanding	92,633,800	91,183,200

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended October 31,
	2004	2003
Cash flows from operating activities:
Net income	$22,669,800	$15,241,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,605,300	7,399,600
Deferred rent	(39,600)	(10,400)
(Gain)/loss on sale of fleet equipment and other property and equipment	(500,400)	43,400
Deferred income taxes	3,072,800	(677,000)
Changes in operating assets and liabilities:
Accounts receivable	(9,077,400)	(7,230,600)
Vehicle pooling costs	(2,727,800)	(1,709,200)
Prepaid expenses and other current assets	370,100	(424,700)
Other long-term assets	(212,200)	1,150,000
Accounts payable and accrued liabilities	(2,167,200)	506,000
Deferred revenue	1,631,100	1,008,000
Income taxes	8,935,600	9,982,000
Net cash provided by operating activities	29,560,100	25,278,200

Cash flows from investing activities:
Purchase of property and equipment	(11,908,500)	(11,259,900)
Proceeds from sale of property and equipment	3,790,800	100,400
Purchase of net current assets in connection with acquisitions	—	(154,000)
Purchase of goodwill and intangible assets in connection with acquisitions	—	(685,500)
Net cash used in investing activities	(8,117,700)	(11,999,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	210,600	182,600
Repurchases of common stock	—	(10,723,100)
Principal payments on notes payable	(1,600)	(86,200)
Net cash provided by (used in) financing activities	209,000	(10,626,700)

Effect of exchange rate changes on cash	69,800	64,600

Net increase in cash and cash equivalents	21,721,200	2,717,100

Cash and cash equivalents at beginning of period	178,320,100	116,746,400
Cash and cash equivalents at end of period	$200,041,300	$119,463,500

Supplemental disclosure of cash flow information:
Interest paid	$400	$1,600
Income taxes paid	$1,770,825	$645,825

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2004

(Unaudited)

NOTE 1 – General:

In the opinion of the management of Copart, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended October 31,
	2004	2003

Basic weighted average shares outstanding	90,081,300	89,492,200

Effect of dilutive securities - stock options	2,552,500	1,691,000

Diluted weighted average shares outstanding	92,633,800	91,183,200

Options to purchase 144,050 and 2,903,399 shares of common stock at a weighted average price of $22.16 and $13.65 per share were outstanding during the quarter ended October 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	October 31, 2004	July 31, 2004

Amortizable intangibles:
Covenants not to compete	$11,477,700	$11,477,700
Accumulated amortization	(8,944,400)	(8,536,300)
Net intangibles	$2,533,300	$2,941,400

Aggregate amortization expense on intangible assets was $408,000 and $415,500 for the three months ended October 31, 2004 and 2003, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2005 (nine months remaining)	$1,066,900
2006	814,700
2007	422,100
2008	159,200
2009	58,500
Thereafter	11,900

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2003	$109,113,800
Goodwill acquired during the period	3,634,500
Acquisition adjustment	(57,800)
Impairment adjustment	—
Balance as of August 1, 2004	$112,690,500
Goodwill acquired during the period	—
Impairment adjustment	—
Balance as of October 31, 2004	$112,690,500

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method.  For these purposes, the fair value of options issued under the plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.41, a forfeiture rate of 0.08, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.4% and 3.3% for fiscal 2005 and 2004, respectively.  The weighted average fair value of options granted were $4.63 and $2.40 for the first quarters of fiscal 2005 and 2004, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

For purposes of pro forma disclosures under SFAS 123, as amended, the estimated compensation expense related to option grants to employees that would have been recognized in the first quarter of fiscal 2005 and 2004 is deducted from net income.  The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123, as amended is as follows:

	Three months ended October 31,
	(Dollars in thousands, except per share data)
	2004	2003

Net income, as reported	$22,670	$15,241
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(655)	(493)

Pro forma net income	$22,015	$14,748

Net income per share:
Basic – as reported	$0.25	$0.17

Basic – pro forma	$0.24	$0.16

Diluted – as reported	$0.24	$0.17

Diluted – pro forma	$0.24	$0.16

NOTE 5 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time.  As of October 31, 2004, the Company had repurchased a total of 3,672,300 shares at a weighted average price of $8.49. The Company did not repurchase any shares during the quarter ended October 31, 2004.  The Company repurchased a total of 977,100 shares at a weighted average price of $10.974 during the fiscal year ending July 31, 2004. For the year ended July 31, 2003, the Company repurchased a total of 2,695,200 shares at a weighted average price of $7.59 per share. The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2005
First Quarter	—	—	—	—
Fiscal 2004
First Quarter	977,100	$10.97	3,672,300	5,327,700
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—
Fiscal 2003
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	2,695,200	$7.59	2,695,200	6,304,800
Fourth Quarter	—	—	—	—

NOTE 6 – Segment Reporting:

The Company’s two operating segments, salvage auction and public auction, are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 7 – Acquisitions and Openings:

The Company made no acquisitions and opened no new facilities during the quarter ended October 31, 2004.

NOTE 8 – Comprehensive Income:

The following table reconciles net income to comprehensive income:

	Three months ended October 31,
	(Dollars in thousands)
	2004	2003

Net income, as reported	$22,670	$15,241
Other comprehensive income:
Foreign currency translation adjustments, net of tax	176	64
Total other comprehensive income	176	64
Comprehensive income	$22,846	$15,305

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

For each of the quarters ended October 31, 2004 and 2003, approximately 66% and 64%, respectively, of the vehicles we sold, were processed under PIP.  We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs. Those vehicles not sold under the PIP program were processed under fixed fee agreements.

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

Costs attributable to yard expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, equipment maintenance and repair, and costs of vehicles we sold under purchase contracts.  Costs associated with general and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, human resources, professional fees and marketing expenses.

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

We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for salvage from us. We also believe it has improved the efficiency of our operations.  For the quarter ended October 31, 2004, sales of vehicles to buyers outside the state where the vehicle is located accounted for 46% of total vehicles sold; 26% of salvage vehicles were sold to out of state buyers and 20% were sold to buyers out of country.  For the quarter ended October 31, 2003, sales of vehicles to buyers outside the state where the vehicle is located accounted for 36% of total vehicles sold; 22% of salvage vehicles were sold to out of state buyers and 14% were sold to buyers out of country.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired six vehicle auction facilities and established eight new facilities since the beginning of fiscal 2003.  All of the acquisitions have been accounted for using the purchase method of accounting.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We defer, in vehicle pooling costs, certain yard expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If our allocation factors change, then yard expenses could increase or decrease correspondingly in the future.  These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

Results of Operations

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Revenues were approximately $104.1 million during the three months ended October 31, 2004, an increase of approximately $12.6 million, or 14%, over the three months ended October 31, 2003.  The increase was due to increased vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation (VB2), which allows more buyers to participate in the auctions.  Existing facilities contributed approximately $11.8 million of new revenue and new facilities in or near Helena, Montana; Cleveland, Ohio and Anchorage, Alaska, contributed approximately $0.8 million of new revenue.

Yard expenses were approximately $52.7 million during the three months ended October 31, 2004, an increase of approximately $1.1 million, or 2%, over the three months ended October 31, 2003.   Yard expenses increased due principally to the cost of handling increased volume and the extra costs associated with three new yards.  Yard expenses decreased to 51% of revenues during the three months ended October 31, 2004, as compared to 56% of revenues during the three months ended October 31, 2003.  Yard expenses decreased as a percentage of revenue due in part to the fixed cost nature of Copart’s business.

General and administrative expenses were approximately $8.7 million during the three months ended October 31, 2004, an increase of approximately $0.6 million, or 7%, over the three months ended October 31, 2003.  The increase was primarily due to increases in software development costs, technology hardware leasing costs, and information technology payroll costs, all directly associated with the development and deployment of VB2. General and administrative expenses decreased to 8% of revenues during the three months ended October 31, 2004, as compared to 9% of revenues during the three months ended October 31, 2003.

Depreciation and amortization expenses were approximately $7.6 million during the three months ended October 31, 2004, an increase of approximately $0.2 million, or 3%, over the three months ended October 31, 2003. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new and expansion of existing auction facilities.

Total other income was approximately $2.0 million during the three months ended October 31, 2004, an increase of approximately $1.1 million, or 118%, from the three months ended October 31, 2003. Gain on sale of fleet equipment represents the gain on the sale of 92 vehicles.  The sale of the equipment is associated with the Company’s decision to replace its company owned trucks with subhaulers for its towing services.  Interest income increased approximately $0.5 million due to higher interest rates and a higher average cash balance.  Other income, which consists primarily of rental income and gain on the sale of non fleet assets, increased approximately $0.5 million and was due primarily to a $0.3 million gain on the sale of real property.

Our effective combined federal, state and local income tax rates for the three months ended October 31, 2004 and October 31, 2003 were approximately 39%.

Due to the foregoing factors, we realized net income of approximately $22.7 million for the three months ended October 31, 2004, compared to net income of approximately $15.2 million for the three months ended October 31, 2003.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents increased by approximately $21.7 million from July 31, 2004 to October 31, 2004.  Our liquidity and capital resources have not been materially affected by inflation.   During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of October 31, 2004, we had working capital of approximately $251.2 million, including cash and cash equivalents of approximately $200.0 million.  Our primary source of cash is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

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

Operating Activities

Net cash provided by operating activities increased by $4.3 million from October 31, 2003 to $29.6 million in October 31, 2004, due to the profitability of the company and to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $11.9 million and $11.3 million for the three months ended October 31, 2004 and 2003, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment.

During the quarter ended October 31, 2003, we used cash for the acquisition of an operation in Eugene, Oregon, which had an aggregate cash cost of approximately $0.8 million.  During the quarter ended October 31, 2004 we made no acquisitions.

Financing Activities

In February 2003, our Board of Directors authorized us to repurchase up to 9 million shares of our Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time.  As of October 31, 2004, we had repurchased a total of 3,672,300 shares at a weighted average price of $8.49.  We accounted for the repurchase of our Common Stock by charging Common Stock for $31,170,400.  We have not repurchased any shares in fiscal 2005.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of October 31, 2004:

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$15,900	$8,700	$7,200	$—	—
Operating Leases	$108,415,800	$22,712,600	$34,114,600	$20,151,000	$31,437,600

	Amount of Commitment Expiration Per Period
Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$10,800,000	$10,800,000	—	—	—

(1)   Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)   Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $70 million that matures in 2006. As of October 31, 2004, we had available $59.2 million under this facility, after taking into account $10.8 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  We are in compliance with all covenants.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2005, vehicles supplied by our two largest suppliers accounted for approximately 11% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

•      The change in our business model may make it more difficult for management, investment analysts, and investors to model or predict our future operating results until sufficient historic data is available to evaluate the effect of the VB2 implementation over a longer period of time and in different economic environments.  For example, the shift to VB2 has in recent periods had a favorable effect on yard expenses and an adverse effect on general and administrative expenses.  Results to date are still preliminary, however, and it is difficult to predict the long-term effect of our VB2 initiatives on operating results, particularly to the extent we are required to make additional commitments and devote additional resources to developing and improving our proprietary technologies.

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

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged.  Accordingly, mild weather can have an adverse effect on salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and earnings and related growth rates and could have an adverse effect on our operating results.  Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

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

We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities and only have limited experience in operating public automobile auction facilities.  The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public.  We intend to expand our public automobile auction facilities through the acquisition of public auction sites and the implementation of VB2 and cannot know whether our existing salvage auction business model will translate successfully into the public automobile auction market.  Moreover, we do not know to what extent VB2 will prove as successful in the public auction market as it has in the salvage auction market.  To the extent that we cannot successfully compete in the public automobile auction market, our growth strategy could be harmed.

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

We rely upon independent subhaulers to pick up and deliver vehicles to and from our auction facilities. In addition, our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.  Further, the increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost.  These costs may not be passed on to our sellers or buyers.

We are partially self-insured for certain losses.

We are partially self-insured for certain losses related to general liability, workers’ compensation and auto liability.  Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based o the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted.  Further, we rely on independent experts to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures.  If these experts provide guidance based on erroneous assumptions, use models mathematically flawed or otherwise provide advice that is inaccurate or unrepresentative, then it could have an adverse impact on our results of operations.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock as of October 31, 2004.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Management including, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Date: December 7, 2004