Form 10-Q
period 2005-01-31
COPART INC
filed 2005-03-14
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2005

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

YES                          ☒                                    NO                              ☐

Number of shares of Common Stock outstanding as of March 11, 2005: 90,179,165

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

January 31, 2005

Description

PART I – Financial Information

Item 1 - Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Acquisitions and New Operations
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

Item 6 – Exhibits
Signatures

Part 1 Financial Information

Item 1 Financial Statements

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	January 31, 2005	July 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$—	$5,720,100
Short-term investments	207,175,000	172,600,000
Accounts receivable, net	99,705,900	81,632,700
Vehicle pooling costs	28,705,600	23,966,200
Prepaid expenses and other assets	6,972,000	5,436,800
Property and equipment held for sale	478,500	3,755,100
Total current assets	343,037,000	293,110,900
Property and equipment, net	267,607,900	257,666,900
Intangibles and other assets, net	2,214,500	2,941,400
Goodwill	112,690,500	112,690,500
Land purchase options and other assets	6,540,000	6,613,400
Total assets	$732,089,900	$673,023,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	870,000	—
Accounts payable and accrued liabilities	48,129,400	44,079,700
Deferred revenue	13,880,200	9,720,700
Income taxes payable	4,975,800	3,819,200
Deferred income taxes	6,781,700	5,438,400
Other current liabilities and debt	149,300	165,200
Total current liabilities	74,786,400	63,223,200
Deferred income taxes	6,091,300	6,354,800
Long-term debt, less current portion	4,900	8,900
Other liabilities	1,080,800	1,172,900
Total liabilities	81,963,400	70,759,800
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000,000 shares authorized; 90,156,116 and 90,075,843 shares issued and outstanding at January 31, 2005 and July 31, 2004, respectively	268,759,500	267,276,000
Accumulated other comprehensive income	252,500	95,200
Retained earnings	381,114,500	334,892,100
Total shareholders’ equity	650,126,500	602,263,300
Total liabilities and shareholders’ equity	$732,089,900	$673,023,100

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Revenues	$110,014,500	$92,634,900	$214,124,400	$184,101,500

Operating costs and expenses:
Yard and fleet	54,536,200	50,142,200	107,260,500	101,804,100
General and administrative	11,259,900	8,591,100	19,972,500	16,709,100
Depreciation and amortization	7,594,800	8,081,500	15,200,100	15,481,100
Total operating expenses	73,390,900	66,814,800	142,433,100	133,994,300
Operating income	36,623,600	25,820,100	71,691,300	50,107,200

Other income (expense):
Interest income, net	1,038,100	292,500	1,817,300	586,500
Gain (loss) on sale of fleet equipment	(108,500)	1,948,000	16,700	1,948,000
Other income	931,500	647,100	2,001,500	1,258,000
Total other income	1,861,100	2,887,600	3,835,500	3,792,500
Income before income taxes	38,484,700	28,707,700	75,526,800	53,899,700

Income taxes	14,932,100	11,339,900	29,304,400	21,290,700
Net income	$23,552,600	$17,367,800	$46,222,400	$32,609,000

Basic net income per share	$.26	$.20	$.51	$.37
Weighted average shares outstanding	90,122,900	89,023,800	90,102,100	89,258,000

Diluted net income per share	$.25	$.19	$.50	$.36
Weighted average shares and dilutive potential common shares outstanding	93,121,200	91,484,900	92,888,700	91,322,200

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$46,222,400	$32,609,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,200,100	15,481,100
Deferred rent	(92,100)	(45,200)
Gain on sale of property and equipment	(629,400)	(1,822,800)
Deferred income taxes	1,079,800	4,050,400
Changes in operating assets and liabilities:
Accounts receivable	(18,073,200)	(23,257,800)
Vehicle pooling costs	(4,739,400)	(5,277,000)
Prepaid expenses and other current assets	(1,535,200)	(596,900)
Land purchase options and other assets	73,400	1,150,000
Accounts payable and accrued liabilities	4,033,400	1,620,900
Deferred revenue	4,159,500	2,174,900
Income taxes	1,423,400	5,477,600
Net cash provided by operating activities	47,122,700	31,564,200

Cash flows from investing activities:
Purchase of short-term investments	(140,815,000)	(36,750,000)
Sale of short-term investments	106,240,000	50,380,000
Purchase of property and equipment	(25,303,100)	(41,533,300)
Proceeds from sale of property and equipment	4,882,600	9,197,100
Purchase of net current assets in connection with acquisitions	—	(154,000)
Purchase of goodwill and intangible assets in connection with acquisitions	—	(685,500)
Net cash used in investing activities	(54,995,500)	(19,545,700)

Cash flows from financing activities:
Proceeds from the exercise of stock options	556,200	570,400
Proceeds from the issuance of Employee Stock Purchase Plan shares	660,400	698,600
Repurchases of common stock	—	(10,723,100)
Bank overdraft	870,000	—
Principal payments on notes payable	(3,500)	(87,800)
Net cash provided by (used in) financing activities	2,083,100	(9,541,900)

Effect of exchange rate changes on cash	69,600	(14,600)

Net (decrease) increase in cash and cash equivalents	(5,720,100)	2,462,000

Cash and cash equivalents at beginning of period	5,720,100	5,391,400
Cash and cash equivalents at end of period	$—	$7,853,400

Supplemental disclosure of cash flow information:
Interest paid	$800	$2,100
Income taxes paid	$26,801,300	$11,759,000

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2005

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

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Basic weighted shares outstanding	90,122,900	89,023,800	90,102,100	89,258,000

Effect of dilutive securities - stock options	2,998,300	2,461,100	2,786,600	2,064,200

Diluted weighted average shares outstanding	93,121,200	91,484,900	92,888,700	91,322,200

Options to purchase 1,500 and 1,531,000 shares of common stock at a weighted average price of $24.25 and $17.52 per share were outstanding during the quarters ended January 31, 2005 and 2004, respectively, and 48,000 and 1,978,750 shares of common stock at a weighted average price of $23.30 and $16.51 were outstanding during the six months ended January 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 3 - Short-term Investments:

Short-term investments consist of federal, state and municipal securities with readily determinable fair market values and original maturities in excess of three months.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  The Company’s investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as a component of shareholders' equity.  Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary.  Realized gains and losses on investments are included in interest income.

As of January 31, 2005, the Company’s cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and auction rate securities rated AAA.  Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Short-term investments consist of the following:

	January 31, 2005	July 31, 2004
Available-for-sale securities:
Auction rate securities	$207,175,000	$172,600,000
Total short-term investments	$207,175,000	$172,600,000

NOTE 4 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of:

	January 31, 2005	July 31, 2004
Amortized intangibles:
Covenants not to compete	$11,477,700	$11,477,700
Accumulated amortization	(9,263,200)	(8,536,300)
Net intangibles	$2, 214,500	$2,941,400

Aggregate amortization expense on intangible assets was $318,900 and $416,400 for the three months and $726,900 and $831,900 for the six months ended January 31, 2005 and 2004, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2005 (six months remaining)	$540,900
2006	822,900
2007	570,900
2008	170,300
2009	85,200
Thereafter	24,300
Total	$2,214,500

The change in the carrying amount of goodwill is as follows:

Balance as of August 1, 2003	$109,113,800
Goodwill acquired during the period	3,634,500
Acquisition adjustment	(57,800)
Impairment adjustment	—
Balance as of August 1, 2004	$112,690,500
Goodwill acquired during the period	—
Impairment adjustment	—
Balance as of January 31, 2005	$112,690,500

NOTE 5 – Stock-Based Compensation:

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method.  For these purposes, the fair value of options issued under the plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.41, a forfeiture rate of 0.08, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.5% and 3.3% for fiscal 2005 and 2004, respectively.  The weighted average fair value of options granted was $4.98 for the three months ended January 31, 2004, and $4.69 and $3.51 for the six months ended January 31, 2005 and 2004, respectively.  No options were granted in the second quarter of fiscal 2005.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized during the three and six months ended January 31, 2005 and 2004 is deducted from net income.  The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Net income, as reported	$23,552,600	$17,367,800	$46,222,400	$32,609,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(673,400)	(489,100)	(1,317,900)	(986,900)

Pro forma net income	$22,879,200	$16,878,700	$44,904,500	$31,622,100

Net income per share:
Basic – as reported	$0.26	$0.20	$0.51	$0.37

Basic – pro forma	$0.25	$0.19	$0.50	$0.35

Diluted – as reported	$0.25	$0.19	$0.50	$0.36

Diluted – pro forma	$0.25	$0.18	$0.48	$0.35

NOTE 6 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time.  As of January 31, 2005, the Company had repurchased a total of 3,672,300 shares at a weighted average price of $8.49. The Company did not repurchase any shares during the quarters ended January 31, 2005 and October 31, 2004.  The Company repurchased a total of 977,100 shares at a weighted average price of $10.974 during the fiscal year ending July 31, 2004.

NOTE 7 – Segment Reporting:

The Company’s two operating segments, salvage auction and public auction, are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 8 – Acquisitions and Openings:

The Company made no acquisitions during the quarter ended January 31, 2005.  In fiscal 2005, the Company opened a new facility in Strongsville, Ohio.

NOTE 9 – Comprehensive Income:

The following table reconciles net income to comprehensive income:

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Net income, as reported	$23,552,600	$17,367,800	$46,222,400	$32,609,000
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(18,500)	(79,200)	157,300	(14,600)
Total other comprehensive income (loss)	(18,500)	(79,200)	157,300	(14,600)
Comprehensive income	$23,534,100	$17,288,600	$46,379,700	$32,594,400

Note 10 – Reclassifications:

Certain prior period amounts have been reclassified to conform to current year presentation.   The Company’s consolidated balance sheet as of January 31, 2005 reflects the classification of $207.2 million of auction rate securities as short-term investments; at July 31, 2004, $172.6 million had been classified as cash and cash equivalents and that amount has been reclassified to conform with the current period’s presentation.

Note 11 – Recent Accounting Pronouncement:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on fair value. The Company currently discloses pro forma compensation expense quarterly and annually.  Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its financial position and results of operations. The Company does not anticipate the adoption will have a material impact on its consolidated financial statements.

Note 12 – Legal Proceedings:

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage or handling or disposal of vehicles.  Among this litigation is a lawsuit filed in Massachusetts against the Company which purports to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles, which the claimant contends were disposed of without complying with state laws.  Lawsuits filed in California against the Company and rental car company vehicle suppliers, which purported to be class actions on behalf of California residents who owned previously damaged rental car vehicles that were sold through the Company’s auctions on clean titles, have been dismissed without prejudice, and the individual claims have been settled and we have received dismissals with prejudice of all individual claims.

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

ITEM 2-                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed under the caption “Factors That May Affect Future Results” beginning on page 19 of this report and those discussed elsewhere in this report.  We encourage investors to review these factors carefully.

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

For the three months ended January 31, 2005 and 2004, approximately 67% and 65%, respectively, and for the six months ended January 31, 2005 and 2004, approximately 66% and 64%, respectively, of the vehicles we sold were processed under PIP.  The increase in PIP percentage is due to a contract change for dealer cars from fixed fee to PIP.  Those vehicles not sold under the PIP program were processed under fixed fee agreements.

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

Costs attributable to yard expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, yard maintenance and security, contract vehicle towing, insurance, equipment maintenance and repair, and costs of vehicles we sold under purchase contracts.  Costs associated with general and administrative expenses consist primarily of executive, accounting, information technology development and data processing, sales personnel, human resources, professional fees and marketing expenses.

During fiscal 2004, we converted all of our salvage vehicle auction facilities to an Internet based auction-style model using our Virtual Bidding Second Generation (“VB2”) Internet sales technology.  This process employs a two-step bidding process.  The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual action begins.  The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real time process over the Internet.

We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for salvage from us. We also believe it has improved the efficiency of our operations.  For the quarter ended January 31, 2005, sales of vehicles to buyers outside the state where the vehicle is located accounted for 47% of total vehicles sold; 25% of salvage vehicles were sold to out of state buyers and 22% were sold to buyers out of country.  For the quarter ended January 31, 2004, sales of vehicles to buyers outside the state where the vehicle is located accounted for 41% of total vehicles sold; 25% of salvage vehicles were sold to out of state buyers and 16% were sold to buyers out of country.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired or opened fifteen vehicle auction facilities since the beginning of fiscal 2003.  All of the acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2005 we opened a new facility in Strongsville, Ohio.  In fiscal 2004, we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana.  In fiscal 2003, we acquired new facilities in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York.  We believe that these acquisitions and openings strengthen our coverage as we have 108 facilities located in North America and are able to provide national coverage for our suppliers.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We defer, in vehicle pooling costs, certain yard expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing costs. If our absolute costs and apportionment of those costs between warehousing and sales activities change, then yard expenses could increase or decrease correspondingly in the future.  These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions.  Such estimates involve significant interpretations of regulations and are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

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

Results of Operations

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Revenues were approximately $110.0 million during the three months ended January 31, 2005, an increase of approximately $17.4 million, or 19%, over the three months ended January 31, 2004.  The increase was due to increased vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow.   We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation, which allows more buyers to participate in the auctions.   Existing facilities contributed approximately $16.7 million of the revenue growth and new facilities in or near Cleveland, Ohio, Strongsville, Ohio and Anchorage, Alaska, contributed approximately $0.7 million of revenue growth.

Yard expenses were approximately $54.5 million during the three months ended January 31, 2005, an increase of approximately $4.4 million, or 9%, over the three months ended January 31, 2004.   Yard expenses increased due principally to the cost of handling increased volume and the additional costs associated with three new yards.  Yard expenses decreased to 50% of revenues during the three months ended January 31, 2005, as compared to 54% of revenues during the three months ended January 31, 2004.  Yard expenses decreased as a percentage of revenue due in part to the generally fixed cost nature of Copart’s business.

General and administrative expenses were approximately $11.3 million during the three months ended January 31, 2005, an increase of approximately $2.7 million, or 31%, over the three months ended January 31, 2004.  The increase was primarily due to increases in software development costs, technology hardware leasing costs, and information technology payroll costs, mainly associated with the development and deployment of VB2, cost relating to Sarbanes-Oxley compliance, cost relating to the introduction of VB2 into the wholesale auction industry and general corporate expansion.  General and administrative expenses increased to 10% of revenues during the three months ended January 31, 2005, as compared to 9% of revenues during the three months ended January 31, 2004.

Depreciation and amortization expenses were approximately $7.6 million during the three months ended January 31, 2005, a decrease of approximately $0.5 million, or 6%, over the three months ended January 31, 2004. Depreciation decreased as certain depreciable assets became fully depreciated in the current period.

Total other income was approximately $1.9 million during the three months ended January 31, 2005, a decrease of approximately $1.0 million, or 36%, from the three months ended January 31, 2004. The decrease was due to a gain on sale of fleet equipment in the prior year quarter.  The sale of the fleet equipment was associated with the Company’s decision to replace its company owned trucks with subhaulers for its towing services.  Interest income increased approximately $0.7 million due to higher interest rates and a higher average cash balance.  Other income, which consists primarily of rental income and gain on the sale of non fleet assets, increased approximately $0.3 million and was due primarily to a $0.3 million gain on the sale of equipment.

Our effective combined federal, state and local income tax rates for the three months ended January 31, 2005 and 2004 was approximately 39% and 40%, respectively.   The decrease is due to certain adjustments and estimates affecting the current and deferred tax income liabilities and credits.

Due to the foregoing factors, we realized net income of approximately $23.6 million for the three months ended January 31, 2005, compared to net income of approximately $17.4 million for the three months ended January 31, 2004.

 Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2004

Revenues were approximately $214.1 million during the six months ended January 31, 2005, an increase of approximately $30.0 million, or 16%, over the six months ended January 31, 2004.  The increase was due to increased vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow.  We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation, which allows more buyers to participate in the auctions.  Existing facilities contributed approximately $28.7 million of revenue growth and new facilities in or near Cleveland, Ohio, Strongsville, Ohio and Anchorage, Alaska, contributed approximately $1.3 million of revenue growth.

Yard expenses were approximately $107.3 million during the six months ended January 31, 2005, an increase of approximately $5.5 million, or 5%, over the six months ended January 31, 2004.   Yard expenses increased due principally to the cost of handling increased volume and the extra costs associated with three new yards. Yard expenses decreased to 50% of revenues during the six months ended January 31, 2005, as compared to 55% of revenues during the six months ended January 31, 2004.  Yard expenses decreased as a percentage of revenue due in part to the generally fixed cost nature of Copart’s business.

General and administrative expenses were approximately $20.0 million during the six months ended January 31, 2005, an increase of approximately $3.3 million, or 20%, over the six months ended January 31, 2004.  The increase was primarily due to increases in software development costs, technology hardware leasing costs, and information technology payroll costs, mainly associated with the development and deployment of VB2, cost relating to Sarbanes-Oxley compliance, cost relating to the introduction of VB2 into the wholesale auction industry and general corporate expansion.  General and administrative expenses remained unchanged at 9% of revenues during the six months ended January 31, 2005, and January 31, 2004.

Depreciation and amortization expenses were approximately $15.2 million during the six months ended January 31, 2005, a decrease of approximately $0.3 million, or 2%, over the six months ended January 31, 2004. Depreciation decreased as certain depreciable assets became fully depreciated in the current period.

Total other income was approximately $3.8 million during the six months ended January 31, 2005, an increase of approximately $0.05 million, or 1%, from the six months ended January 31, 2004. During the six months ended January 31, 2005 the Company recognized a gain on sale of fleet equipment of $0.02 million, a decrease of $1.9 million over the six months ended January 31, 2004.  The sale of the equipment is associated with the Company’s decision to replace its company owned trucks with subhaulers for its towing services.  The more profitable trucks were sold in the prior year.   Interest income increased approximately $1.2 million due to higher interest rates and a higher average cash balance.  Other income, which consists primarily of rental income and gain on the sale of non fleet assets, increased approximately $0.7 million and was due primarily to a gains on the sale of real property and equipment.

Our effective combined federal, state and local income tax rates for the six months ended January 31, 2005 and 2004 was approximately 39% and 40%, respectively.   The decrease is due to certain adjustments and estimates affecting the current and deferred tax income liabilities and credits.

Due to the foregoing factors, we realized net income of approximately $46.2 million for the six months ended January 31, 2005, compared to net income of approximately $32.6 million for the six months ended January 31, 2004.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash, cash equivalents and short-term investments increased by approximately $28.9 million from July 31, 2004 to January 31, 2005.  Our liquidity and capital resources have not been materially affected by inflation.   During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of January 31, 2005, we had working capital of approximately $268.3 million, including short-term investments of approximately $207.2 million.  Our primary source of cash is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.  As of January 31, 2005, our short-term investments included approximately $207.2 million of auction rate notes.  Auction rate notes are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate notes have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these notes are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

Based upon the maturity dates associated with the underlying bonds, accordingly, we have reclassified our auction rate notes, previously classified as cash equivalent, to short-term marketable securities for the periods presented.

We believe that our currently available cash, cash equivalents and short-term investments, cash generated from operations and borrowing availability under our bank credit facilities and equipment leasing lines will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months.  However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by $15.6 million to $47.1 million during the six months ended January 31, 2005 when compared to the same period in fiscal 2004, due to the profitability of the company and to the timing of routine changes in working capital items. The increase in profitability came in part due to increased vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  The increase in accounts receivables and vehicle pooling costs was in line with our seasonal growth in sales and inventory volume as most of our facilities process 10% to 30% more vehicles during the winter months.

Investing Activities

For the six months ended January 31, 2005, we purchased approximately $140.8 million in short-term investments.  These purchases were offset by the sale of $106.2 million of short-term investments.  We invest our cash in auction rate notes with ratings of AAA.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $25.3 million and $41.5 million for the six months ended January 31, 2005 and 2004, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment.   We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the six months ended January 31, 2004, we used cash for the acquisition of an operation in Eugene, Oregon, which had an aggregate cash cost of approximately $0.8 million.  During the six months ended January 31, 2005 we made no acquisitions.

Financing Activities

In February 2003, our Board of Directors authorized us to repurchase up to 9 million shares of our Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time.  As of January 31, 2005, we had repurchased a total of 3,672,300 shares at a weighted average price of $8.49.  We accounted for the repurchase of our Common Stock by charging Common Stock for $31,170,400.  We have not repurchased any shares in fiscal 2005.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2005:

Payments Due By Period

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$12,700	$7,700	$5,000	$—	—
Operating Leases	$107,459,500	$22,838,900	$34,137,200	$20,426,000	$30,057,400

Amount of Commitment Expiration Per Period

Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$10,800,000	$10,800,000	—	—	—

(1)          Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $65 million that matures in 2006. As of January 31, 2005, we had available $54.2 million under this facility, after taking into account $10.8 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  We are in compliance with all covenants.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles.  The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the second quarter of fiscal 2005, vehicles supplied by our two largest suppliers accounted for approximately 12% and 8% of our revenues, respectively.  Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice.  Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for auction services in those markets.  There can be no assurance that our existing agreements will not be cancelled.  Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles.  A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition.  In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

•                  Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies.  We have filed patent applications for VB2 in the United States, the Netherlands, and Europe, but we cannot provide any assurances that patents will actually issue or that, if issued, the patent could not later be found to be unenforceable or invalid.

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

We have historically focused on the operation, acquisition and development of salvage vehicle auction facilities and only have limited experience in operating public automobile auction facilities.  The public automobile auction market differs from the salvage vehicle auction market in that used vehicles in general working order are sold to the public. We intend to introduce VB2 to our public auction business.  We do not know to what extent VB2 will prove as successful in the public auction market as it has in the salvage auction market.  In particular, physical inspection of vehicles by prospective buyers could prove more important in the public auction market than in the salvage market.  To the extent that VB2 is not successful in the public automobile auction market, our growth strategy could be harmed.

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

•                  changes in state laws affecting who may purchase salvage vehicles;

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

New accounting pronouncements or new interpretations of existing standards could require the Company to make adjustments in our accounting policies that could adversely affect our financial statements.

The Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that require us to reconsider our internal accounting policies and procedures.  To date, we do not believe any new pronouncements or interpretations have had an adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require us to change our policies or procedures. Moreover, we continually review our critical accounting policies in light of the accounting literature and changes in our operations.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock as of January 31, 2005.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

We have a shareholder rights plan, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk.   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities.  As of January 31, 2005, the Company’s cash, cash equivalents and short-tem investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and auction rate securities rated AAA. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada, which have not been significant.  We do not hedge our exposure to the Canadian dollar.  We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4 - CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Annual Meeting of Shareholders of the Company was held on December 7, 2004 (the “Meeting”).

(b)                                 The following directors were elected at the Meeting:

Willis J. Johnson
A. Jayson Adair
Harold Blumenstein
Steven D. Cohan
James Grosfeld
James E. Meeks
Jonathan Vannini

(c)                                  The results of the vote on the matters voted upon at the meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	64,342,682	22,875,025
	A. Jayson Adair	63,645,861	23,571,846
	Harold Blumenstein	86,685,721	531,896
	Steven D. Cohan	64,116,478	23,101,229
	James Grosfeld	85,330,642	1,887,065
	James E. Meeks	64,331,770	22,885,937
	Jonathan Vannini	84,439,350	2,778,357

(ii)	Ratification of KPMG LLP as independent auditors for the Company for fiscal year 2005:

For	Against	Abstained	No Vote

84,256,902	2,748,826	211,979	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated November 1, 2004 relating to the Meeting.

ITEM 6 - EXHIBITS

(a)                                  Exhibits

31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 11, 2005