Form 10-Q
period 2005-04-30
COPART INC
filed 2005-06-09
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2005

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

YES         ☒            NO          ☐

Number of shares of Common Stock outstanding as of June 8, 2005: 90,241,091

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

April 30, 2005

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

PART II – Other Information

Item 1 – Legal Proceedings

Item 6 – Exhibits
Signatures

Part 1 Financial Information

Item 1 Financial Statements

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	April 30, 2005	July 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$243,903	$5,720
Short-term investments	—	172,600
Accounts receivable, net	94,348	81,633
Vehicle pooling costs	24,849	23,966
Prepaid expenses and other assets	7,195	5,437
Property and equipment held for sale	48	3,755
Total current assets	370,343	293,111
Property and equipment, net	275,550	257,667
Intangibles, net	2,131	2,941
Goodwill	115,549	112,691
Land purchase options and other assets	6,642	6,613
Total assets	$770,215	$673,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	50,421	44,080
Deferred revenue	12,742	9,721
Income taxes payable	10,116	3,819
Deferred income taxes	5,564	5,438
Other current liabilities	141	165
Total current liabilities	78,984	63,223
Deferred income taxes	7,960	6,355
Other liabilities	1,263	1,182
Total liabilities	88,207	70,760
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 90,220 and 90,076 shares issued and outstanding at April 30, 2005 and July 31, 2004, respectively	269,681	267,276
Accumulated other comprehensive income	308	95
Retained earnings	412,019	334,892
Total shareholders’ equity	682,008	602,263
Total liabilities and shareholders’ equity	$770,215	$673,023

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Revenues	$130,426	$116,618	$344,550	$300,720

Operating costs and expenses:
Yard and fleet	61,947	58,053	170,863	159,659
General and administrative	11,672	10,515	29,989	27,224
Depreciation and amortization	9,054	7,652	24,254	23,133
Total operating expenses	82,673	76,220	225,106	210,016
Operating income	47,753	40,398	119,444	90,704

Other income (expense):
Interest income, net	1,217	338	3,034	924
Gain (loss) on sale of fleet equipment	(67)	(773)	(50)	1,155
Other income	776	591	2,778	1,869
Total other income	1,926	156	5,762	3,948
Income before income taxes	49,679	40,554	125,206	94,652

Income taxes	18,774	15,590	48,079	36,881
Net income	$30,905	$24,964	$77,127	$57,771

Basic net income per share	$.34	$.28	$.86	$.65
Weighted average shares outstanding	90,179	89,373	90,127	89,296

Diluted net income per share	$.33	$.27	$.83	$.63
Weighted average shares and dilutive potential common shares outstanding	93,100	91,974	92,931	91,236

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$77,127	$57,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,254	23,133
Deferred rent	87	(53)
Gain on sale of property and equipment	(697)	(1,012)
Deferred income taxes	1,731	2,430
Write-off of land purchase options	—	1,150
Changes in operating assets and liabilities:
Accounts receivable	(12,527)	(12,733)
Vehicle pooling costs	(768)	(1,067)
Prepaid expenses and other assets	(1,787)	(1,043)
Accounts payable and accrued liabilities	6,312	8,929
Deferred revenue	3,022	181
Income taxes	6,958	13,893
Net cash provided by operating activities	103,712	91,579

Cash flows from investing activities:
Purchase of short-term investments	(341,020)	(111,355)
Sale of short-term investments	513,620	62,360
Purchase of property and equipment	(42,171)	(51,030)
Proceeds from sale of property and equipment	5,520	16,628
Purchase of net current assets in connection with acquisitions	(303)	(154)
Purchase of goodwill and intangible assets in connection with acquisitions	(3,059)	(686)
Net cash provided by (used in) investing activities	132,587	(84,237)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,082	2,609
Proceeds from the issuance of Employee Stock Purchase Plan shares	661	698
Repurchases of common stock	—	(10,723)
Net cash provided by (used in) financing activities	1,743	(7,416)

Effect of exchange rate changes on cash	141	(28)

Net increase (decrease) in cash and cash equivalents	238,183	(102)

Cash and cash equivalents at beginning of period	5,720	5,391
Cash and cash equivalents at end of period	$243,903	$5,289

Supplemental disclosure of cash flow information:
Interest paid	$1	$3
Income taxes paid	$39,390	$20,558

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2005

(Unaudited)

NOTE 1 – General:

Nature of Business

Copart, Inc. (the “Company”) provides vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles through auctions, principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters.  Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made.  The Company offers vehicle suppliers a full range of services that expedite each stage of the salvage vehicle auction process and minimize administrative and processing costs.  The Company generates revenues primarily from auction fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

Basis of Presentation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, necessary to present fairly the financial information included therein.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, allowance for doubtful accounts, goodwill, income taxes and long-lived assets. Actual results could differ from those estimates.

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Basic weighted shares outstanding	90,179	89,373	90,127	89,296

Effect of dilutive securities - stock options	2,921	2,601	2,804	1,940

Diluted weighted average shares outstanding	93,100	91,974	92,931	91,236

Options to purchase 43,500 and 151,000 shares of common stock at a weighted average price of $23.77 and $21.79 per share were outstanding during the quarters ended April 30, 2005 and 2004, respectively, and 63,000 and 1,591,400 shares of common stock at a weighted average price of $23.48 and $17.69 were outstanding during the nine months ended April 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 3 - Short-term Investments:

Short-term investments consist of federal, state and municipal securities with readily determinable fair market values and original maturities in excess of three months.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  The Company’s investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as a component of shareholders’ equity.  Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary.  Realized gains and losses on investments are included in interest income.

As of April 30, 2005, the Company had no short-term investments as all short-term investments, consisting principally of AAA rated auction rate securities, were converted to cash prior to the end of the quarter.

Short-term investments consist of the following (in thousands):

	April 30, 2005	July 31, 2004
Available-for-sale securities:
Auction rate securities	$—	$172,600
Total short-term investments	$—	$172,600

NOTE 4 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2005	July 31, 2004
Amortized intangibles:
Covenants not to compete	$11,678	$11,478
Accumulated amortization	(9,547)	(8,537)
Net intangibles	$2,131	$2,941

Aggregate amortization expense on intangible assets was $0.3 million and $0.4 million for the three months and $1.0 million and $1.2 million for the nine months ended April 30, 2005 and 2004, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2005 (three months remaining)	$267
2006	851
2007	599
2008	199
2009	114
Thereafter	101
Total	$2,131

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of August 1, 2003	$109,114
Goodwill acquired during the period	3,635
Acquisition adjustment	(58)
Impairment adjustment	—
Balance as of July 31, 2004	$112,691
Acquisition adjustment	—
Goodwill acquired during the period	2,858
Impairment adjustment	—
Balance as of April 30, 2005	$115,549

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method.  For these purposes, the fair value of options issued under the plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.40, a forfeiture rate of 0.08, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.7% and 3.3% for fiscal 2005 and 2004, respectively.  The weighted average fair value of options granted was $6.79 and $5.19 for the three months ended April 30, 2005 and 2004, respectively and $4.82 and $3.62 for the nine months ended April 30, 2005 and 2004, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results.

For purposes of pro forma disclosures under SFAS 123 and SFAS 148, the estimated compensation expense related to option grants to employees that would have been recognized during the three and nine months ended April 30, 2005 and 2004 is deducted from net income.  The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Net income, as reported	$30,905	$24,964	$77,127	$57,771
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(462)	(592)	(1,608)	(1,571)

Pro forma net income	$30,443	$24,372	$75,519	$56,200

Net income per share:
Basic – as reported	$0.34	$0.28	$0.86	$0.65

Basic – pro forma	$0.34	$0.27	$0.84	$0.63

Diluted – as reported	$0.33	$0.27	$0.83	$0.63

Diluted – pro forma	$0.33	$0.26	$0.81	$0.62

NOTE 6 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time.  As of April 30, 2005, the Company had repurchased a total of 3.7 million shares at a weighted average price of $8.49. The Company did not repurchase any shares during the nine months ended April 30, 2005.  The Company repurchased a total of 1.0 million shares at a weighted average price of $10.974 during the fiscal year ending July 31, 2004.

NOTE 7 – Segment Reporting:

The Company’s two operating segments, salvage auction and public auction, are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the facilities and the common nature of the products, customers and methods of revenue generation.

NOTE 8 – Depreciation and amortization:

The following table shows the components of reported depreciation and amortization (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Yard related depreciation and amortization	$8,011	$6,714	$21,238	$20,354
General and administrative related depreciation	1,043	938	3,016	2,779
Depreciation and amortization	$9,054	$7,652	$24,254	$23,133

Included in depreciation expense for the three months ended April 30, 2005 is a $1.4 million cumulative adjustment, related almost entirely to prior years, to record certain leasehold improvements over the shorter of the related lease term or the estimated life of the assets.

NOTE 9 – Comprehensive Income:

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Net income, as reported	$30,905	$24,964	$77,127	$57,771
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	55	(13)	213	(28)
Total other comprehensive income	$30,960	$24,951	$77,340	$57,743

Note 10 – Reclassifications:

The Company’s consolidated balance sheet as of July 31, 2004 reflects the classification of $172.6 million of auction rate securities as short-term investments.  This reclassification was also reflected in the Company’s consolidated statements of cash flows for the nine months ended April 30, 2004.

Note 11 – Recent Accounting Pronouncement:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on fair value. The Company currently discloses pro forma compensation expense quarterly and annually.  Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its financial position and results of operations. The Company does not anticipate the adoption will have a material impact on its consolidated financial statements.

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

For the three months ended April 30, 2005 and 2004, approximately 69% and 65%, respectively, and for the nine months ended April 30, 2005 and 2004, approximately 68% and 65%, respectively, of the vehicles we sold were processed under PIP.  The increase in PIP percentage is due to a contract change for dealer cars from fixed fee to PIP.  Those vehicles not sold under the PIP program were processed under fixed fee agreements.

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

Costs attributable to yard expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, yard maintenance and security, contract vehicle towing, insurance, equipment maintenance and repair, and costs of vehicles sold under purchase contracts.  Costs associated with general and administrative expenses consist primarily of executive, accounting, information technology development and data processing, sales personnel, human resources, professional fees and corporate marketing expenses.

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

We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for salvage from us. We also believe it has improved the efficiency of our operations.  For the quarter ended April 30, 2005, sales of vehicles to buyers outside the state where the vehicle is located accounted for 48% of total vehicles sold; 26% of salvage vehicles were sold to out of state buyers and 22% were sold to buyers out of country.  For the quarter ended April 30, 2004, sales of vehicles to buyers outside the state where the vehicle is located accounted for 43% of total vehicles sold; 26% of salvage vehicles were sold to out of state buyers and 17% were sold to buyers out of country.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired or opened nineteen vehicle auction facilities since the beginning of fiscal 2003.  All of the acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2005 we acquired a new facility in Lexington, Kentucky and we opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee and Loganville, Georgia.  In fiscal 2004, we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana.  In fiscal 2003, we acquired new facilities in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York.  We believe that these acquisitions and openings strengthen our coverage as we have 113 facilities located in North America and are able to provide national coverage for our suppliers.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenues, which generally consist of salvage fees charged to vehicle suppliers and buyers, at the date the vehicles are sold at auction.  No provision for returns has been established, as all sales are final with no right of return. When we bill suppliers under fixed fee contracts for various services which may include tow fees, storage, title processing and various other salvage fees prior to the vehicles' sale at auction, we defer the revenue until the vehicles are sold.

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

We evaluate the realizability of our deferred tax assets on an ongoing basis.  Generally accepted accounting principles require the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain.  Additional timing differences, future earning trends and/or tax planning strategies may occur which could warrant a need for establishing an additional valuation allowance.

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions.  Such estimates involve significant interpretations of the Internal Revenue Code of 1986 and various foreign, state and US income tax regulations, which are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable but in no event less than once each year.  Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the estimated undiscounted future cash flows change in the future, we may be required to reduce the carrying amount of an asset in the future.

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

Results of Operations

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Revenues were approximately $130.4 million during the three months ended April 30, 2005, an increase of approximately $13.8 million, or 12%, over the three months ended April 30, 2004.  The increase was due to increased vehicle sales volume, on which fees are generated, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow.  We believe the increase in proceeds per vehicle was the result of the introduction of VB2, which allows more buyers to participate in the auctions.  Existing facilities contributed approximately $11.6 million of the revenue growth and new facilities in or near Cleveland, Ohio; Strongsville, Ohio; Anchorage, Alaska; Ocala, Florida; Knoxville, Kentucky; Lexington, Kentucky and Loganville, Georgia, contributed approximately $2.2 million of revenue growth.

Yard expenses were approximately $61.9 million during the three months ended April 30, 2005, an increase of approximately $3.9 million, or 7%, over the three months ended April 30, 2004.  Yard expenses increased due principally to the cost of handling increased volume and the additional costs associated with seven new yards.  Yard expenses decreased to 47.5% of revenues during the three months ended April 30, 2005, as compared to 49.8% of revenues during the three months ended April 30, 2004.  Yard expenses decreased as a percentage of revenue due in part to the generally fixed cost nature of Copart’s business.

General and administrative expenses were approximately $11.7 million during the three months ended April 30, 2005, an increase of approximately $1.2 million, or 11%, over the three months ended April 30, 2004.  The increase was primarily due to increases in software development costs, technology hardware leasing costs, telecommunication costs and information technology payroll costs, mainly associated with the development and deployment of VB2, cost relating to Sarbanes-Oxley compliance and general corporate expansion.  General and administrative expenses remained unchanged at 9% of revenues during the three months ended April 30, 2005 and 2004.

Depreciation and amortization expenses were approximately $9.1 million during the three months ended April 30, 2005, an increase of approximately $1.4 million, or 18%, over the three months ended April 30, 2004.  The increase in depreciation expense resulted from a $1.4 million cumulative adjustment, related almost entirely to prior years, to record certain leasehold improvements over the shorter of the related lease term or the estimated life of the assets.  The cumulative adjustment is not considered to have had a material impact on the Company’s prior or current period financial statements.

Total other income was approximately $1.9 million during the three months ended April 30, 2005, an increase of approximately $1.8 million, from the three months ended April 30, 2004.  The increase was due primarily to an increase in interest income of approximately $0.9 million due to higher interest rates and a higher average cash balance. In addition, the Company recognized a loss on sale of fleet equipment of $0.07 million, a decrease of $0.7 million over the three months ended April 30, 2004.  The sale of the equipment is associated with the Company’s decision to replace its company owned trucks with subhaulers for its towing services.  Other income, which consists primarily of rental income and gain on the sale of non fleet assets, increased approximately $0.2 million and was due primarily to a $0.2 million gain on the sale of equipment.

Our effective combined federal, state and local income tax rates for the three months ended April 30, 2005 and 2004 was approximately 37.8% and 38.4%, respectively.  The effective tax rate in the current quarter reflected the company’s updated forecast of its fiscal 2005 overall effective tax rate.

Due to the foregoing factors, we realized net income of approximately $30.9 million for the three months ended April 30, 2005, compared to net income of approximately $25.0 million for the three months ended April 30, 2004.

Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2004

Revenues were approximately $344.6 million during the nine months ended April 30, 2005, an increase of approximately $43.8 million, or 15%, over the nine months ended April 30, 2004.  The increase was due to increased vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow.  We believe the increase in proceeds per vehicle was the result of the introduction of VB2, which allows more buyers to participate in the auctions.  Existing facilities contributed approximately $39.7 million of revenue growth and new facilities in or near Cleveland, Ohio; Strongsville, Ohio; Anchorage, Alaska; Ocala, Florida; Knoxville, Kentucky; Lexington, Kentucky and Loganville, Georgia, contributed approximately $4.1 million of revenue growth.

Yard expenses were approximately $170.9 million during the nine months ended April 30, 2005, an increase of approximately $11.2 million, or 7%, over the nine months ended April 30, 2004.  Yard expenses increased due principally to the cost of handling increased volume and the extra costs associated with seven new yards. Yard expenses decreased to 50% of revenues during the nine months ended April 30, 2005, as compared to 53% of revenues during the nine months ended April 30, 2004.  Yard expenses decreased as a percentage of revenue due in part to the generally fixed cost nature of Copart’s business.

General and administrative expenses were approximately $30.0 million during the nine months ended April 30, 2005, an increase of approximately $2.8 million, or 10%, over the nine months ended April 30, 2004.  The increase was primarily due to increases in software development costs, technology hardware leasing costs, telecommunication costs and information technology payroll costs, mainly associated with the development and deployment of VB2, cost relating to Sarbanes-Oxley compliance and general corporate expansion.  General and administrative expenses remained unchanged at 9% of revenues during the nine months ended April 30, 2005, and April 30, 2004.

Depreciation and amortization expenses were approximately $24.3 million during the nine months ended April 30, 2005, an increase of approximately $1.1 million, or 5%, over the nine months ended April 30, 2004.  The increase in depreciation expense resulted from a $1.4 million cumulative adjustment, related almost entirely to prior years, to record certain leasehold improvements over the shorter of the related lease term or the estimated life of the assets.  The cumulative adjustment is not considered to have had a material impact on the Company’s prior or current period financial statements.

Total other income was approximately $5.8 million during the nine months ended April 30, 2005, an increase of approximately $1.8 million, or 46%, from the nine months ended April 30, 2004. During the nine months ended April 30, 2005 the Company recognized a loss on sale of fleet equipment of $0.05 million, a decrease of $1.2 million over the nine months ended April 30, 2004.  The sale of the equipment is associated with the Company’s decision to replace its company owned trucks with subhaulers for its towing services.  The more profitable trucks were sold in the prior year.  Interest income increased approximately $2.1 million due to higher interest rates and a higher average cash balance.  Other income, which consists primarily of rental income and gain on the sale of non fleet assets, increased approximately $0.9 million and was due primarily to a gains on the sale of real property and equipment.

Our effective combined federal, foreign, state and local income tax rates for the nine months ended April 30, 2005 and 2004 was approximately 38% and 39%, respectively.  The decrease is due to certain adjustments and estimates affecting the overall effective state tax rate and deductible and non-deductible items.

Due to the foregoing factors, we realized net income of approximately $77.1 million for the nine months ended April 30, 2005, compared to net income of approximately $57.8 million for the nine months ended April 30, 2004.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing.  Cash and cash equivalents increased by approximately $238.2 million from July 31, 2004 to April 30, 2005, mainly a result of changes in short-term investments and operating activities.  Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of April 30, 2005, we had working capital of approximately $291.4 million, including cash and cash equivalents of approximately $243.9 million.  We invest substantially all of our cash balances in AAA rated auction rate securities.  Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.  These auction rate securities were converted to cash prior to the end of the quarter.  Our primary source of cash is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

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

Operating Activities

Net cash provided by operating activities increased by $12.1 million to $103.7 million during the nine months ended April 30, 2005 when compared to the same period in fiscal 2004, due to the profitability of the company and to the timing of routine changes in working capital items. The increase in net income came in part due to increased revenue due to growth in vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.

Investing Activities

For the nine months ended April 30, 2005, we purchased approximately $341.0 million in short-term investments.  These purchases were offset by the sale of $513.6 million of short-term investments.  We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $42.2 million and $51.0 million for the nine months ended April 30, 2005 and 2004, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment.  We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the nine months ended April 30, 2005, we used cash for the acquisition of an operation in Lexington, Kentucky, which had an aggregate cash cost of approximately $3.4 million.  During the nine months ended April 30, 2004, we used cash for the acquisition of an operation in Eugene, Oregon, which had an aggregate cash cost of approximately $0.8 million.

Financing Activities

In February 2003, our Board of Directors authorized us to repurchase up to 9 million shares of our Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time.  As of April 30, 2005, we had repurchased a total of 3.7 million shares at a weighted average price of $8.49.  We accounted for the repurchase of our Common Stock by charging Common Stock for $31.2 million.  We have not repurchased any shares in fiscal 2005.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2005 (in thousands):

Payments Due By Period

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Leases	$12	$9	$3	$—	—
Operating Leases	$112,978	$24,129	$35,944	$23,298	$29,607

Amount of Commitment Expiration Per Period

Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of Credit	$10,800	$10,800	—	—	—

(1)   Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)   Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $60 million that matures in 2006. As of April 30, 2005, we had available $49.2 million under this facility, after taking into account $10.8 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  We are in compliance with all covenants.

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

•      Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies.  We have filed patent applications for VB2 in the United States, the Netherlands, and Europe.  Our patent application with the U.S. Patent and Trademark Office was rejected, but we intend to continue to prosecute the patent.  We believe we have a legitimate basis to assert that a patent should be issued, but we cannot provide any assurances that patents will actually issue or that, if issued, the patent could not later be found to be unenforceable or invalid.

Our results of operations may not continue to benefit from the implementation of VB2 to the extent we have experienced in recent periods.

We believe that the implementation of our proprietary VB2 auction technologies across our salvage operations has had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base and increasing the average selling price for vehicles sold through our auctions.  VB2 was implemented across all our salvage yards beginning in the third quarter of fiscal 2004.  We do not believe that we will continue to experience improvements in our results of operations at the same relative rates we have experienced in the last year.

In addition, we are presently implementing VB2 in our public auction facilities.  We cannot predict if, or to what extent VB2 will have a favorable impact on these operations.  Differences between our salvage and public operations, in particular the relative importance of inspecting the vehicle being auctioned, may result in our experiencing a relatively less favorable impact on our public auctions than we have experienced in our salvage auctions.

Failure to have sufficient capacity to accept additional cars at one or more of our salvage yards could adversely effect our relationships with insurance companies or other suppliers of salvage vehicles.

Capacity at our salvage yards varies from period to period and from region to region.  For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories.  We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards.  We may not be able to reach agreement to purchase independent salvage yards in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land.  Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles, which could have an adverse effect on our operating results.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock as of April 30, 2005.  If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions.  In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities.  As of April 30, 2005, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.  During the course of the quarter we invested substantially all of our cash balances in AAA rated auction rate securities, which also bear interest at a variable rate.  Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

Date: June 8, 2005