Form 10-K
period 2005-07-31
COPART INC
filed 2005-10-14
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California	94534 (Zip code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2005 (the last business day of the registrant’s most recently completed second quarter) was $1,145,005,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At October 14, 2005, registrant had 90,456,126 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on December 6, 2005 (“Proxy Statement”). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

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

PART I

Item 1.                        Business

General

Copart, Inc. is a leading provider of salvage vehicle sales services in the United States.

We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through our Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. We generate revenues primarily from fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

We have grown our salvage vehicle sales business through a combination of acquisitions and the development of new facilities and also by increasing our buyer base and implementing additional value-added services for both buyers and suppliers. For fiscal year 2005, our revenues were approximately $457.1 million and our operating income was approximately $156.9 million. During the fiscal year ending July 31, 2005, we acquired two salvage vehicle storage facilities and opened seven new salvage vehicle storage facilities. We acquired storage sites located in Lexington, Kentucky and Columbia, Missouri. We opened new vehicle storage sites in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida and Hialeah, Florida.

During fiscal 2004, we converted all of our salvage vehicle storage facilities to an Internet based auction-style model using VB2. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the storage facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles from us. It has also improved the efficiency of our operations. For fiscal 2005, sales of vehicles to buyers outside the state where the vehicle is located accounted for 46% of total vehicles sold; 25% of salvage vehicles were sold to out of state buyers and 21% were sold to buyers out of country, based on registration.

We believe that we offer the highest level of service in the salvage vehicle sales and auction industry and have established our leading market position as follows:

•       by providing coverage that facilitates supplier access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially-trained teams;

•       by providing a comprehensive range of customer services that include merchandising services, efficient title processing, timely pick-up and delivery of vehicles and Internet sales;

•       by establishing and efficiently integrating new facilities and acquisitions;

•       by increasing the number of bidders that can participate at each sale through the ease and convenience of Internet bidding;

•       by applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging and an electronic used vehicle parts locator service; and

•       by providing the venue for insurance customers through our Virtual Insured Exchange “VIX” product to enter a vehicle into a live virtual sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

We have expanded our business beyond salvage vehicle sales services and have entered the market for public sales of used vehicles. We sell vehicles directly to the public and automobile dealers on behalf of banks, leasing or financing companies, automobile dealers, repossession companies and for our own account. Currently, we own six public automobile sales facilities located in Detroit, Michigan; Chesapeake, Virginia; New Castle, Delaware; Greencastle, Pennsylvania; Pittsburgh, Pennsylvania and Richmond, Virginia. We operate our public automobile sales business under Motors Auction Group, Inc. (“MAG”), a wholly owned subsidiary. To date, revenues from our public sales business have not been significant relative to the revenues from our salvage business.

We were organized as a California corporation in 1982 and became a public company in 1994. Our principal executive offices are located at 4665 Business Center Drive, Fairfield, California 94534, and our telephone number at that address is (707) 639-5000. We maintain a website, http://www.copart.com, where we make available, free of charge, our Securities and Exchange Commission filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our website solely for the information of investors. Information contained on our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Industry Overview

The salvage vehicle industry provides a venue for salvage vehicle suppliers to liquidate total loss vehicles. Salvage vehicle sales companies generally auction or sell salvage vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion, salvage sales companies may purchase vehicles from vehicle suppliers at a formula-based price, based on a percentage of the vehicles’ estimated pre-loss value (“actual cash value”) and sell the vehicles for their own account. Salvage vehicle sales companies typically operate from one or more salvage facilities where vehicles are processed, viewed, stored and sold. However, Copart through the introduction of VB2, eliminated local live auctions in our operations, and we now sell all our salvage vehicles over the Internet.

Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies, charities and automobile dealers, the primary source of salvage vehicles is insurance companies.

Automobile manufacturers are incorporating certain standard features that increase passenger safety, including unibody construction, passenger safety cages with surrounding crumple zones to absorb impacts, plastic components, airbags, xenon lights and computer systems. We believe that one effect of these features is that newer vehicles involved in accidents are more likely to be deemed a total loss for insurance purposes, which could result in an increasing supply of total loss salvage vehicles in the future.

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

Following an accident involving an insured vehicle, the damaged vehicle is generally towed to a towing company or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its actual cash value (fair market value). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs and the vehicle’s salvage value, as well as customer service considerations. If the cost of repair is greater than the actual cash value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a salvage vehicle sales company, settle with the insured vehicle owner and receive title to the vehicle.

The primary factors that vehicle suppliers consider when selecting a salvage vehicle sales company include:

•       the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the actual cash value);

•       the services provided by the salvage vehicle sales company and the degree to which such services reduce administrative costs and expenses;

•       the price the salvage vehicle sales company charges for its services;

•       national coverage and ability to respond on a national scale; and

•       the ability to generate custom seller reports.

Upon receipt of the pick up order (the assignment), the salvage vehicle sales company arranges for the transport of a vehicle to a facility. As a service to the vehicle supplier, the salvage vehicle sales company will customarily pay advance charges (reimbursable charges paid on behalf of vehicle suppliers) to obtain the subject vehicle’s release from a towing company or vehicle repair facility. Typically, advance charges paid on behalf of the vehicle supplier are recovered upon sale of the salvage vehicle.

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

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things (i) acquiring and developing new salvage vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, (iv) increasing revenue and profitability at our public automobile sales facilities and (v) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to affect cost efficiencies at each of our acquired facilities by introducing our operational procedures, integrating our management information systems and redeploying personnel when necessary.

As part of our overall expansion strategy, our objective is to increase our revenues, operating profits and market share in the vehicle sales industry. To implement our growth strategy, we intend to continue to do the following:

Acquire and Develop New Salvage Vehicle Storage Facilities in Key Markets

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

The following table sets forth facilities that we have acquired or opened from August 1, 2002 through July 31, 2005.

Salvage Locations	Acquisition/ Opening Date	Geographic Service Area
Reno, Nevada	September 2002	Northern Nevada
Springfield, Missouri	October 2002	Missouri
Corpus Christi, Texas	November 2002	South Texas
Ft. Pierce, Florida	December 2002	Central Florida
Rancho Cucamonga, California	January 2003	Southern California
Richmond, Virginia	May 2003	Virginia
Albany, New York	July 2003	Upstate New York
Toronto, Canada	September 2003	Ontario, Canada
Eugene, Oregon	September 2003	Central Oregon
Helena, Montana	January 2004	Montana
Cleveland, Ohio	June 2004	Northeast Ohio and Northwestern Pennsylvania
Anchorage, Alaska	July 2004	Alaska
Strongsville, Ohio	January 2005	Northwest Ohio
Ocala, Florida	February 2005	Central Florida
Knoxville, Tennessee	February 2005	Eastern Tennessee
Lexington, Kentucky	April 2005	Northern and Central Kentucky
Loganville, Georgia	April 2005	Central Georgia
Spokane, Washington	July 2005	Eastern Washington and Northern Idaho
Tallahassee, Florida	July 2005	Gulf Region
Hialeah, Florida	July 2005	Southeast Florida
Columbia, Missouri	July 2005	Central Missouri

Public Locations	Acquisition/ Opening Date	Geographic Service Area
Pittsburgh, Pennsylvania	September 2002	Western Pennsylvania
Richmond, Virginia	October 2002	Virginia

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

Expand Our Service Offerings to Suppliers and Buyers

Over the past several years, we have expanded our available service offerings to vehicle suppliers and buyers. The primary focus of these new service offerings is to maximize returns to our suppliers and maximize product value to our buyers. Recent service enhancements include, for our suppliers, real-time access to sales data over the Internet and, for our buyers, the implementation of VB2 real-time bidding at all of our facilities, permitting buyers at any location worldwide to participate in the sales at all of our yards in North America. We plan to continue to refine and expand our services, including offering software that can assist our suppliers in expediting claims and salvage management tools that help suppliers integrate their systems with ours.

Increase Revenue and Profitability at Our Public Sales Facilities

Our public automobile sales facilities allow dealers to bid via the Internet and both dealers and the general public to bid at live sales on a wide range of end-of-lease vehicles, repossessed vehicles, dealer trade-ins and vehicles that we offer for sale on our own account. To date, we have acquired six facilities and launched our public automobile sales website.

Expand the Application of VB2 into New Markets

We believe that the value that VB2 has demonstrated in the salvage vehicle sales market, primarily by (i) increasing returns to sellers by expanding the pool of bidders to any person in the world with access to the Internet and (ii) increasing buyer convenience by eliminating the need to travel to the physical location of the sale, can be beneficial to other industries. Accordingly, we will actively explore the possible application of VB2 outside of the salvage vehicle sales industry.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the salvage vehicle sales industry.

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 117 facilities located in the United States and Canada as of July 31, 2005. We are able to offer integrated services on a national basis to our vehicle suppliers, which allow us to respond to the needs of our suppliers and buyers with maximum efficiency. Our national coverage provides our suppliers with key advantages, including:

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

•       on-line payment capabilities via our ePay product;

•       e-mail notifications to potential buyers of salvage vehicles that match desired characteristics;

•       automatic outbid notification by phone through VB2 voice info;

•       sophisticated vehicle processing at storage sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us through the Internet;

•       CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their salvage purchases; and

•       Offsite sales, which allow vehicle suppliers to sell any vehicle, boat, or heavy equipment without transporting it to one of our facilities.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating salvage vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 60 salvage vehicle storage facilities. As part of our acquisition and integration strategy, we seek to:

•       strengthen our national network and access new markets;

•       utilize our existing corporate and technology infrastructure over a larger base of operations; and

•       introduce our comprehensive services and operational expertise.

We strive to integrate all new facilities into our existing network without disruption of service to vehicle suppliers. We work with new suppliers to implement our fee structures and new service programs. We typically retain existing employees at acquired facilities in order to retain knowledge about, and respond to, the local market. We also assign a special integration team to help convert newly acquired facilities to our own management information and proprietary software systems, enabling us to ensure a smooth and consistent transition to our business operating and sales systems.

Technology to Enhance and Expand Our Business

We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle suppliers with online access to data and reports regarding their salvage vehicles being processed at any of our facilities. This technology allows vehicle suppliers to monitor each stage of our salvage vehicle sales process, from pick up to sale and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the salvage vehicle sales process and minimizes the administrative and processing costs for us as well as our suppliers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Service Offerings

We offer vehicle suppliers a full range of services, which expedite each stage of the salvage vehicle sales process, maximizing proceeds and minimizing costs.

Online Supplier Access

Through Copart Access, our Internet-based service for vehicle suppliers, we enable suppliers to assign vehicles for sale, check sales calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts and view the historical performance of the vehicles sold at our sales.

Salvage Estimation Services

We offer Copart ProQuote, a proprietary service that assists suppliers in the vehicle claims evaluation process by providing online salvage value estimates, which helps suppliers determine whether to repair a particular vehicle or deem it a total loss.

Virtual Insured Exchange (“VIX”)

We provide the venue for insurance customers to enter a vehicle into a live virtual auction-style sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enables us to pick up most of our suppliers’ vehicles within 24 hours. Our national network and transportation capabilities provides cost and time savings to our vehicle suppliers and ensures on-time vehicle pick up and prompt response to catastrophes and natural disasters.

Vehicle Inspection Stations

We offer certain of our major insurance company suppliers office and yard space to house vehicle inspection stations on-site at our storage facilities. We have over 30 vehicle inspection stations at our facilities nationwide. An on-site vehicle inspection station provides our insurance company suppliers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise, may be incurred at the initial storage or repair facility.

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

Flexible Vehicle Processing Programs

At the election of the vehicle supplier, we sell vehicles pursuant to our Percentage Incentive Program consignment basis or on a fixed fee consignment basis.

Percentage Fee Consignment.   Our Percentage Incentive Program (“PIP”) is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell all of the salvage vehicles of a vehicle supplier in a specified market usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles and identifying driveable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us. In fiscal year 2005, 2004 and 2003, we processed approximately 68%, 65% and 67%, respectively, of all our salvage vehicles under PIP.

Fixed Fee Consignment.   Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee, generally $50 to $175 per vehicle. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. In fiscal year 2005, 2004 and 2003, we processed approximately 32%, 35% and 33%, respectively, of all our salvage vehicles under the fixed fee consignment program.

Buyer Network

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, resale and exporting businesses. Our database includes each buyer’s vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the world of salvage vehicles available for bidding that match their vehicle preferences. Listings of salvage vehicles to be sold on a particular day and location are also made available on the Internet.

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles. We utilize VB2, an auction-style sales methodology that we developed. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the storage facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and BID4U will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

CoPartfinder

CoPartfinder is our unique Internet “search engine” that enables users to locate used vehicle parts quickly and efficiently. CoPartfinder is accessible by the public through a Copart-sponsored website. CoPartfinder lists vehicles recently sold at our sales and identifies certain purchasers. This allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. We charge a nominal fee to potential parts buyers, who can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts supplier is identified for a specific part requirement, buyers may have the option to call, fax, or e-mail the dismantler/supplier. We believe that CoPartfinder provides an incentive for vehicle dismantlers to purchase their salvage vehicles through our sales process.

Supply Arrangements and Supplier Marketing

We obtain salvage vehicles from hundreds of different vehicle suppliers. State Farm Insurance Company accounted for 12%, 12% and 13% of our revenues for fiscal years 2005, 2004 and 2003, respectively. Of the total number of vehicles that we processed in fiscal year 2005, 2004 and 2003, we obtained approximately 79%, 85% and 85%, respectively from insurance company suppliers. Our arrangements with our suppliers are either written or oral agreements that are typically subject to cancellation by either party upon 30 to 90 days notice.

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

Competition

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle suppliers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers include the ADESA Corporation, Auction Broadcasting Company, Insurance Auto Auctions, Inc., Manheim Auctions and SADISCO. The largest national dismantlers include Greenleaf and LKQ Corporation. These national dismantlers, in addition to trade groups of dismantlers such as the

American Recycling Association and the United Recyclers Group, may purchase salvage vehicles directly from insurance companies, thereby bypassing auction and sales companies entirely, including us.

Management Information Systems

Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces and proprietary business operating software that we developed and which tracks salvage and public sales vehicles throughout the sales process. We call this proprietary business operating software the Copart Auction System (“CAS”) and have implemented CAS at all of our salvage storage facilities. For the public sales business we call this proprietary business operating software Motors Auction Exchange (“MAX”). In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to CAS and MAX data and images in a variety of formats.

Our auction-style service product, VB2, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required. Our Sale, Internet and Imaging services are load balanced across different geographical data centers.

We have invested in a new production data center that is designed to run the business in the event of an emergency. The facility’s electrical and mechanical systems are continually monitored. This facility is located in an area considered to be free of weather related disasters and earthquakes.

Employees

As of July 31, 2005, we had approximately 2,421 full-time employees, of whom approximately 252 were engaged in general and administrative functions and approximately 2,169 were engaged in yard and fleet operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

Environmental Matters

Our operations are subject to various laws and regulations regarding the protection of the environment. In the salvage vehicle sales industry, large numbers of wrecked vehicles are stored at facilities and, during that time, spills of fuel, motor oils and other fluids may occur, resulting in soil, surface water or groundwater contamination. Certain of our facilities store petroleum products and other hazardous materials in above-ground containment tanks and some of our facilities generate waste materials such as solvents or used oils that must be disposed of as non-hazardous or hazardous waste, as appropriate. We have implemented procedures to reduce the amount of soil contamination that may occur at our facilities, and we have initiated safety programs and training of personnel on the safe storage and handling of hazardous materials. We believe that we are in compliance, in all material respects, with all applicable environmental regulations and we do not anticipate any material capital expenditures to remain in environmental compliance.

In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (“Plan”) to the Texas Commission on Environmental Quality (“TCEQ”) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site. The Company’s environmental engineering consultant concluded in the February 2005 report to the TECQ that it is unlikely that lead concentrations detected in the stormwater runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, we requested that no further action be taken and that a closure letter be issued by the TCEQ. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

We do not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Governmental Regulations

Our operations are subject to regulation, supervision and licensing under various federal, provincial, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by state and provincial motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our storage facilities. These zoning requirements vary from location to location. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, provincial, state, and local governmental agencies in new markets.

Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles and patent infringement. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. Among this litigation is a lawsuit filed by Ciano Dessources on May 21, 2003 in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc. which purports to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the named plaintiff contends were disposed of without complying with state laws. Relief sought included class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. However this dismissal may be reconsidered, and may also be appealed once the remaining individual claims of the named plaintiff are adjudicated.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned U.S. Patent No. 5,774,873. Relief sought included a patent infringement judgment, an injunction prohibiting Copart from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, Copart denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses.

We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal 2005, vehicles supplied by our two largest suppliers accounted for approximately 20% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our strategic shift from live salvage sales to an entirely Internet based sales model presents new risks, including substantial technology risks.

In fiscal 2004, we converted all our salvage sales from a live auction process to an entirely Internet based auction-style model based on technology developed internally by us. The conversion represents a significant change in the way we conduct business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

•       Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the United States, Netherlands, and Europe, but we cannot provide any assurances that patents will actually issue or that, if issued, the patent could not later be found to be unenforceable or invalid. In June 2005, Manheim Services Corp. filed suit against us in federal district court in Georgia, alleging, among other things, that VB2 infringes a patent assigned to Manheim. We intend to defend the lawsuit vigoriously, but an adverse ruling, settlement, or judgment, could have a material adverse effect on our financial condition and results of operation.

Our results of operations may not continue to benefit from the implementation of VB2 to the extent we have experienced in recent periods.

We believe that the implementation of our proprietary VB2 sales technologies across our salvage operations has had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base and increasing the average selling price for vehicles sold through our sales. VB2 was implemented across all our salvage yards beginning in the third quarter of fiscal 2004. We do not believe, however, that we will continue to experience improvements in our results of operations at the same relative rates we have experienced in the last year.

In addition, we implemented VB2 in our public sales facilities. We cannot predict if, or to what extent, VB2 will have a favorable impact on these operations. Differences between our salvage and public operations, in particular the relative importance of inspecting the vehicle being sold, may result in our experiencing a negative or less favorable impact on our public sales than we have experienced in our salvage sales.

Failure to have sufficient capacity to accept additional cars at one or more of our salvage yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles.

Capacity at our salvage yards varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent salvage yards in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles, which could have an adverse effect on our operating results.

Factors such as mild weather conditions in the United States can have an adverse effect on our revenues and operating results as well as our revenue and earnings growth rates.

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates and could have an adverse effect on our operating results. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

High fuel prices in the United States and Canada may have an adverse effect on our revenues and operating results as well as our earnings growth rates.

Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our PIP contracts the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees which we will not be able to pass on to the insurance companies. A material increase in tow rates could have a material impact on our operating results.

The salvage vehicle sales industry is highly competitive and we may not be able to compete successfully.

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other vehicle sales and auction companies with whom we compete directly in obtaining vehicles from insurance companies and other suppliers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive sales and auction companies and large dismantlers. Many of our competitors may have greater financial resources than us. Due to the limited number of vehicle suppliers, the absence of long-term contractual commitments between us and our suppliers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

We may also encounter significant competition for local, regional and national supply agreements with vehicle suppliers. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of salvage vehicle sales facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, results of operations and financial condition. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

Because the growth of our business has been due in large part to acquisitions and development of new salvage vehicle sales facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and development of new facilities.

We seek to increase our sales and profitability through the acquisition of other salvage vehicle sales facilities and the development of new salvage vehicle storage facilities. There can be no assurance that we will be able to:

•       continue to acquire additional facilities on favorable terms;

•       expand existing facilities in no growth regulatory environments;

•       increase revenues and profitability at acquired and new facilities;

•       maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions; or

•       create new salvage vehicle storage facilities that meet our current revenue and profitability requirements.

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

•       compete successfully in the public automobile sales sector.

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

•       acceptance of buyers and sellers of our Internet-based model deploying VB2, a proprietary Internet auction-style sales technology;

•       current levels of out of state and foreign demand for salvage vehicles may not continue;

•       the introduction of a similar Internet product by a competitor; and

•       the ability to obtain necessary permits to operate salvage storage facilities.

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

Our strategic shift to an Internet based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, financial condition, or results of operations.

Implementation of VB2 across our salvage operations and more recently in our public sales has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include pending patent applications for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. We are in the process of prosecuting an initial patent application relating to VB2 and cannot predict whether a patent will actually issue from that application. Even if a patent is issued, the scope of the protection gained may be insufficient or any issued patent could subsequently be deemed invalid or unenforceable. In addition, we are increasingly entering agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our business, financial condition, and results of operations.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.

Litigation based on allegations of infringement or other violations of intellectual property rights are common among companies who rely heavily on intellectual property rights. Our reliance on intellectual property rights has increased significantly in recent years as we have implemented our VB2 auction-style sales technologies across our business and abandoned live auctions. As we face increasing competition, the possibility of intellectual property rights claims against us grows. In June 2005, a competitor filed a patent infringement claim against us relating to our VB2 technologies. This litigation and any other intellectual property claims, whether with or without merit, can be time-consuming, expensive to litigate and settle, and can divert management resources and attention from our core business. An adverse determination in current or future litigation could prevent us from offering our products and services in the manner currently conducted. We may also have to pay damages or seek a license for the technology, which may not be available on reasonable terms and which may significantly increase our operating expenses, if it is available for us to license at all. We could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

New accounting pronouncements or new interpretations of existing standards could require the Company to make adjustments in our accounting policies that could adversely affect our financial statements.

The Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had an adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require us to change our policies or procedures. Moreover, we continually review our critical accounting policies in light of the accounting literature and changes in our operations.

Government regulation of the salvage vehicle sales and auction industry may impair our operations, increase our costs of doing business and create potential liability.

Participants in the salvage vehicle sales and auction industry are subject to, and may be required to expend funds to ensure compliance with a variety of U.S. or Canadian, federal, state, provincial and local governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our results of operations and financial condition.

Our operations are subject to federal, state, provincial and local laws and regulations regarding the protection of the environment. In the salvage vehicle sales industry, large numbers of wrecked vehicles are stored at storage facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. Environmental issues resulting from fuel spills, oil spillage, or similar problems are also present at our public sales facilities. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

If we experience problems with our providers of fleet operations, our business could be harmed.

We rely upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. These costs may not be passed on to our sellers or buyers.

We are partially self-insured for certain losses.

We are partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted. Further, we rely on independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures. If these actuaries provide guidance based on erroneous assumptions, use models mathematically flawed or otherwise provide advice that is inaccurate or unrepresentative, then it could have an adverse impact on our results of operations.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock as of July 31, 2005. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures, imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

Item 2.                        Properties

Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 117 operating facilities in the United States and Canada located in California, Texas, Arkansas, Oklahoma, Kansas, Washington, Oregon, Georgia, Missouri, New York, Connecticut, Florida, Pennsylvania, New Jersey, Massachusetts, Maryland, Ohio, Illinois, Minnesota, Wisconsin, Mississippi, North Carolina, Indiana, Arizona, Louisiana, Utah, Nevada, Alabama, South Carolina, Iowa, Michigan, Tennessee, Virginia, Colorado, Idaho, New Mexico, Kentucky, Delaware, Maine, West Virginia, Montana, Alaska and Ontario. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices. After the fiscal year ended July 31, 2005 we opened facilities in Hawaii and Nebraska increasing the number of states we operate in to 44.

Item 3.                        Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles and patent infringement. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. Among this litigation is a lawsuit filed by Ciano Dessources on May 21, 2003 in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc. which purports to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the named plaintiff contends were disposed of without complying with state laws.  Relief sought included class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. However this dismissal may be reconsidered, and may also be appealed once the remaining individual claims of the named plaintiff are adjudicated.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned U.S. Patent No. 5,774,873. Relief sought included a patent infringement judgment, an injunction prohibiting Copart from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, Copart denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart  and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. Copart intends to vigorously defend the suit.

We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

Item 4.                        Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2005 fiscal year.

Item 4A.                Executive Officers of the Registrant

Executive Officers

Our executive officers and their ages as of July 31, 2005 were as follows:

Name	Age	Position
Willis J. Johnson	58	Chairman of the Board, Chief Executive Officer and Director
A. Jayson Adair	35	President and Director
James E. Meeks	55	Executive Vice President, Chief Operating Officer and Director
William E. Franklin	49	Senior Vice President and Chief Financial Officer
Paul A. Styer	49	Senior Vice President, General Counsel and Secretary
Vincent W. Mitz	42	Senior Vice President of Marketing
David L. Bauer	44	Senior Vice President of Information Technology and Chief Information Officer
Gerald Waters	58	Senior Vice President of Strategic Planning
Russell D. Lowy	46	Senior Vice President of Operations
Thomas E. Wylie	54	Senior Vice President of Human Resources
Simon E. Rote	33	Vice President of Finance

Willis J. Johnson, our founder, has served as our Chairman of the Board since 2004, Chief Executive Officer since 1986 and as a director since 1982. Mr. Johnson served as our President from 1986 until May 1995. Mr. Johnson was an officer and director of U-Pull-It, Inc. (“UPI”), a self-service auto dismantler which he co-founded in 1982, from 1982 through September 1994. Mr. Johnson sold his entire interest in UPI in September 1994. Mr. Johnson has over 30 years of experience in owning and operating auto dismantling companies.

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

William E. Franklin has served as our Senior Vice President and Chief Financial Officer since March 2004. Mr. Franklin has over 20 years of international finance and executive management experience. From October 2001 to March 2004 he served as the Chief Financial Officer of Ptek Holdings, Inc., an international telecommunications company. Prior to that he was the President and CEO of Clifford Electronics, an international consumer electronics company. Mr. Franklin received a Master’s degree in Business Administration from the University of Southern California and his Bachelor’s of Science degree in Finance from California State University Bakersfield. Mr. Franklin is a Certified Public Accountant.

Paul A. Styer has served as our General Counsel since September 1992, served as our Senior Vice President since April 1995 and as our Vice President from September 1992 until April 1995. Mr. Styer served as one of our directors from September 1992 until October 1993. Mr. Styer has served as our Secretary since October 1993. From August 1990 to September 1992, Mr. Styer conducted an independent law practice. Mr. Styer received a B.A. from the University of California, Davis and a J.D. from the University of the Pacific. Mr. Styer is a member of the California State Bar Association.

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

Gerald Waters has served as our Senior Vice President of Strategic Planning since August 2003. Mr. Waters served as Senior Vice President of Operations from May 1995 to August 2003 and as Vice President of Sales and Marketing from January 1993 to May 1995. Prior to 1993 Mr. Waters was employed for 23 years with a major auto insurance provider in various claims management positions. Mr. Waters received a B.S. in Accounting from the Long Island University, C. W. Post Center. Mr. Waters retired effective September 26, 2005.

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

Thomas E. Wylie has served as our Senior Vice President of Human Resources since September 2003. Mr. Wylie has over 25 years of human resources and organizational change management experience. From January 2001 to November 2003 he served as Vice President, Human Resources, Systems and Administration for the California Division of Kaiser Permanente, a health care organization headquartered in Oakland, California. Prior to that he was the Vice President of Human Resources for Global Business Services, a division of Honeywell International in Morristown, New Jersey. He held several other positions with Honeywell starting in 1979. Mr. Wylie received a bachelor’s degree from Hamline University in St. Paul, Minnesota.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2005, there were 90,337,643 shares outstanding. Our common stock has been quoted on the Nasdaq National Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2005, we had 1,367 shareholders of record.

Fiscal Year 2005	High	Low
Fourth Quarter	26.21	21.65
Third Quarter	25.99	21.00
Second Quarter	27.33	18.40
First Quarter	23.40	17.70

Fiscal Year 2004	High	Low
Fourth Quarter	28.11	17.04
Third Quarter	22.56	14.86
Second Quarter	18.50	11.44
First Quarter	13.27	8.30

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flow from operations. These alternative potential uses include additional stock repurchases, the payment of dividends and acquisitions.

Stock Repurchase

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time. During fiscal 2005, the Company did not repurchase any shares. For the year ended July 31, 2004, the Company repurchased a total of 977,100 shares at a weighted average price of $10.97 per share. The total number of shares repurchased under the program is approximately 3.7 million, leaving approximately 5.3 million available under the repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended July 31, 2005.

Item 6.                        Selected Financial Data

The following selected operating and balance sheet data, as of and for the years ended July 31, 2005, 2004, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ending July 31,
	2005	2004	2003	2002	2001
	(In 000’s except per share and other data)
Selected Operating Data
Revenues	$457,111	$400,796	$347,423	$316,456	$253,889
Operating income	156,859	124,765	90,754	89,940	68,117
Income before income taxes	165,069	130,296	94,167	93,658	71,044
Net income	102,116	79,220	57,222	57,389	42,685
Basic per share amounts:
Net income	$1.13	$0.89	$0.63	$0.65	$0.52
Weighted average shares	90,162	89,457	91,408	88,718	82,340
Diluted per share amounts:
Net income	$1.10	$0.87	$0.62	$0.63	$0.50
Weighted average shares	92,984	91,537	93,018	91,251	84,614
Balance Sheet Data
Cash, cash equivalents and short-term investments	$252,548	$178,320	$116,746	$132,690	$15,245
Working capital	296,017	229,888	166,905	175,184	60,795
Total assets	793,528	673,023	587,100	535,848	315,064
Total debt	—	16	107	409	712
Shareholders’ equity	709,379	602,263	525,640	486,217	269,152
Other Data
Number of storage facilities	117	107	102	94	84

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

Overview

We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through our Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. We generate revenues primarily from fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

We process salvage vehicles principally on a consignment method, on either the Percentage Incentive Program (“PIP”) or on a fixed fee consignment basis. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue.

For the fiscal years ended July 31, 2005, 2004 and 2003, approximately 68%, 65% and 67% of the vehicles we sold, respectively, were processed under PIP. We attempt to convert vehicle supplier agreements at acquired operations to PIP, which typically results in higher net returns to vehicle suppliers and higher fees to us than standard fixed fee consignment programs. Those vehicles not sold under the PIP program were processed under fixed fee agreements.

Due to a number of factors, including the timing and size of new acquisitions, market conditions, and acceptance of PIP by vehicle suppliers, the percentage of vehicles processed under these programs in future periods may vary.

Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include sales fees under PIP agreements and fixed fee programs where we charge for title processing, special preparation, storage and selling. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under fixed fee contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles.

Purchased vehicle revenues are comprised of the price that buyers paid at our sales for vehicles processed that we own.

Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, fleet maintenance and repair, and costs of vehicles we sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development and marketing expenses.

During fiscal 2004, we converted all of our salvage vehicle storage and sales facilities to an Internet based auction-style model using our VB2 Internet sales technology. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the storage facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and BID4U will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for salvage from us. It has also improved the efficiency of our operations. For fiscal 2005, sales of vehicles to buyers outside the state where the vehicle is located accounted for 46% of total vehicles sold; 25% of salvage vehicles were sold to out of state buyers and 21% were sold to buyers out of country.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired twelve vehicle storage facilities and established eleven new facilities since the beginning of fiscal 2003. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida and Hialeah, Florida. In fiscal 2004 we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana. In fiscal 2003, we acquired new facilities in or near Pittsburgh, Pennsylvania; Reno, Nevada and Richmond, Virginia and opened new facilities in or near Springfield, Missouri; Corpus Christi, Texas; Ft. Pierce, Florida; Rancho Cucamonga, California; Richmond, Virginia and Albany, New York. We believe that these acquisitions and openings strengthen our coverage as we have 117 facilities located in North America and are able to provide national coverage for our suppliers.

We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, (iv) increasing revenue and profitability at our public automobile sales facilities and (v) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to vehicle pooling costs, allowance for doubtful accounts, goodwill, income taxes, long-lived assets and self insured liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in Note 2 to our consolidated financial statements for fiscal 2005. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and under most of our current contracts, collecting the proceeds from the buyer. We are not entitled to any such seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, we determined that we are not able to separate the services into separate units of accounting because we do not have fair value for undelivered items. As a result, we do not recognize seller fees until the final seller service has been delivered, which occurs upon collection of the sales proceeds from the buyer for the seller.

We provide a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of EITF 00-21 to determine whether we have met the requirements to separate them into units of accounting within a multi-element arrangement. We have concluded that the auction service and the post-auction services are separate units of accounting. The fees for the auction service are recognized upon completion of the auction, and the fees for the post-auction services are recognized upon successful completion of those services using the residual method.

We also charge buyers an annual registration fee for the right to participate in our vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although we provide for bad debt expense in the case of non-performance by our sellers.

Vehicle Pooling Costs

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to suppliers or buyers and the inability of our suppliers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our suppliers or buyers were to deteriorate, additional allowances may be required.

Valuation of Goodwill and Intangibles

We evaluate separately the impairment of goodwill of our salvage and our public sales operating segments, annually by comparing the fair value of the operating segment to its carrying value. In prior years, we evaluated impairment of goodwill at the facility level by comparing the fair value of the reporting unit to its carrying value. During fiscal 2004, when we centralized the sales process with the implementation of VB2, we determined the appropriate level for testing for impairment was at the salvage and public sales levels. Under this accounting policy, we have not recognized any charges for the impairment of goodwill in previous years or the current year. Future adverse changes in market conditions or poor operating results of an operating segment could result in an inability to recover the carrying value of the investment, thereby requiring further impairment charges in the future.

Deferred Tax Assets

We evaluate the realizability of our deferred tax assets on an ongoing basis. Generally accepted accounting principles require the assessment of our performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Our ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, we have established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain. Additional timing differences and future tax losses may occur which could warrant a need for establishing additional valuation allowances or reserves against certain deferred tax assets.

We are also required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions. Such estimates involve significant interpretations of regulations and are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

Long-lived Asset Valuation

We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset.

Retained Insurance Liabilities

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

	Fiscal Years Ended July 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Yard and fleet	55.4	58.9	64.6
General and administrative	10.3	10.0	9.3
Total operating expenses	65.7	68.9	73.9
Operating income	34.3	31.1	26.1
Other income, net	1.8	1.4	1.0
Income before income taxes	36.1	32.5	27.1
Income taxes	13.8	12.7	10.6
Net income	22.3%	19.8%	16.5%

Fiscal 2005 Compared to Fiscal 2004

Revenues were approximately $457.1 million during fiscal 2005, an increase of approximately $56.3 million, or 14%, over fiscal 2004. The increase was due primarily to increased vehicle sales volume, on which fees are generated and higher fees resulting from increased sales proceeds per vehicle.  The increase in gross proceeds per vehicle (the gross sales price of the vehicle) yields higher revenue per car as buyer fees and certain fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation “VB2” as more buyers are able to participate in the sales. Existing facilities contributed approximately $51.7 million of the revenue growth and new facilities in or near Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Lexington, Kentucky; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; Hialeah, Florida and Columbia, Missouri contributed approximately $4.6 million of new revenue.

Historically, we recorded revenue for most seller and buyer fees upon completion of a sale. During the fourth quarter of fiscal 2005, we recorded an immaterial correction of an error to account for our services in accordance with the policy above; the effect of which was to reduce revenue, net income and diluted earnings per share by $4.4 million, $1.5 million and $0.01, respectively for the fourth quarter and fiscal year ended July 31, 2005.

Yard and fleet expenses were approximately $253.3 million during fiscal 2005, an increase of approximately $17.5 million, or 7%, over fiscal 2004. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $4.4 million of the increase was the result of the acquisition and opening of new facilities. Yard and fleet expenses from existing facilities, grew by approximately $13.1 million, or 6%. Yard and fleet expenses decreased to 55% of revenues during fiscal 2005, as compared to 59% of revenues during fiscal 2004 due in part to the fixed cost nature of our business. Yard and fleet expenses in fiscal 2004 included a net adjustment to insurance reserves and sales taxes that decreased this expense by $3.6 million.

General and administrative expenses were approximately $47.0 million during fiscal 2005, an increase of approximately $6.8 million, or 17%, over fiscal 2004. The increase was primarily due to increases in software development cost, technology hardware leasing cost, and IT payroll costs, all directly associated with the development and deployment of VB2. In addition, the company saw increases in the cost of professional services, impacted by Sarbanes-Oxley compliance and increased payroll and benefit costs associated with expanded support headcount. General and administrative expenses remained relatively flat as a percentage of revenues during fiscal 2005 and 2004.

Total other income was approximately $8.2 million during fiscal 2005, an increase of approximately $2.7 million, or 48% from fiscal 2004. The increase was due primarily to an increase in interest income of approximately $3.4 million due to higher interest rates and a higher cash balance. Gain on the sale of fleet equipment decreased approximately $1.4 million as we sold the majority of the fleet in fiscal 2004 in connection with our decision to subcontract towing services. Other income, which consists primarily of rental income, increased approximately $0.7 million as we continued the rental of primarily unutilized areas within our facilities.

Our effective combined federal, state and local income tax rate for fiscal 2005 and fiscal 2004 was approximately 38% and 39%, respectively. The decrease in rate is attributable to an overall lower state tax rate, as we made certain revisions to our transfer pricing methodology and the beneficial impact of the growth in interest income which is predominantly federal tax exempt. We do not expect significant changes to our effective tax rate in fiscal 2006.

Due to the foregoing factors, we realized net income of approximately $102.1 million for fiscal 2005, compared to net income of approximately $79.2 million for fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Revenues were approximately $400.8 million during fiscal 2004, an increase of approximately $53.4 million, or 15%, over fiscal 2003. The increase was due primarily to increased salvage vehicle volume, new service revenue and higher fees resulting from increased sales proceeds per vehicle. We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation “VB2” as more buyers are able to participate in the sales. Existing facilities contributed approximately $52.0 million of new revenue and new facilities in or near Toronto, Canada; Eugene, Oregon; Helena, Montana; Cleveland, Ohio and Anchorage, Alaska contributed approximately $1.4 million of new revenue.

Yard and fleet expenses were approximately $235.8 million during fiscal 2004, an increase of approximately $11.4 million, or 5%, over fiscal 2003. Included in yard and fleet expense is a net adjustment to insurance reserves that decreased this expense by $3.6 million. The increase in yard and fleet expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $2.1 million of the increase was the result of the acquisition and opening of new facilities. Depreciation and amortization expense associated with yard activities increased approximately $5.0 million over fiscal 2003. This increase was due primarily to depreciation and amortization of capital expenditures and covenants not to compete and depreciation of acquired assets resulting from the acquisition of new storage and sales facilities. Yard and fleet expenses decreased to 59% of revenues during fiscal 2004, as compared to 65% of revenues during fiscal 2003. Yard and fleet expenses decreased as a percentage of revenue and was due in part to the fixed cost nature of our business.

General and administrative expenses were approximately $40.2 million during fiscal 2004, an increase of approximately $8.0 million, or 25%, over fiscal 2003. The increase was primarily due to increases in software development cost, technology hardware leasing cost, and IT payroll costs, all directly associated with the development and deployment of VB2. In addition, the company saw increases in the cost of professional services, impacted by Sarbanes-Oxley compliance and increased payroll and benefit costs associated with expanded support headcount. General and administrative expenses increased to 10% of revenues during fiscal 2004, as compared to 9% of revenues during fiscal 2003.

Total other income was approximately $5.5 million during fiscal 2004, an increase of approximately $2.1 million, or 62% from fiscal 2003. Gain on sale of fleet equipment represents the gain on the sale of 602 vehicles. The sale of the equipment is associated with our decision to replace company owned trucks with subhaulers for towing services. Interest income decreased approximately $0.1 million due to lower interest rates during the first nine months of the fiscal year. Other income, which consists primarily of rental income, increased approximately $1.1 million as we rented several under-utilized facilities.

Our effective combined federal, state and local income tax rate for fiscal 2004 and fiscal 2003 was approximately 39%.

Due to the foregoing factors, we realized net income of approximately $79.2 million for fiscal 2004, compared to net income of approximately $57.2 million for fiscal 2003.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents increased by approximately $246.8 million and $61.6 million in fiscal 2005 and 2004, respectively, mainly as a result of the conversion of $172.6 million in short-term investments in fiscal 2005 and changes in operating activities. Our liquidity and capital resources have not been materially affected by inflation. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This seasonal volume growth requires increased cash to pay out advances and handling costs of the additional business.

As of July 31, 2005, we had working capital of approximately $296.0 million, including cash and cash equivalents of approximately $252.5 million.  We invest substantially all of our cash balances in AAA rated auction rate securities.  Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. These auction rate securities were converted to cash prior to the end of the current fiscal year and were held in money market accounts. Our primary source of cash is from the collection of sellers’ fees and buyers’ fees from the sale of salvage vehicles.

We believe that our currently available cash, cash generated from operations and borrowing availability under our bank credit facilities will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by $20.9 million from fiscal 2004 to $136.0 million in fiscal 2005, due to the profitability of the company offset by routine changes in working capital.

Investing Activities

During the fiscal year ended July 31, 2005, we purchased approximately $755.4 million in short-term investments. These purchases were offset by the sale of $928.0 million of short-term investments. We typically invest our cash in auction rate notes with ratings of AAA, which were converted to cash prior to the end of the fiscal year.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $66.3 million, $64.6 million and $70.7 million for fiscal 2005, 2004 and 2003, respectively. Our capital expenditures have related primarily to opening and improving facilities and acquiring yard equipment. In addition, in fiscal 2004, the company sold most of its transportation fleet as it moved to outsource this function. Sale of fleet equipment generated approximately $19.0 million in gross proceeds.

During the fiscal year ended July 31, 2005, we used cash for the acquisition of operations in Lexington, Kentucky and Columbia, Missouri, which had an aggregate cash cost of approximately $4.5 million. During the fiscal year ended July 31, 2004, we used cash for the acquisition of operations in Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska, which had an aggregate cash cost of approximately $4.7 million. During the fiscal year ended July 31, 2003, we used cash for the acquisition of operations in West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia, which had an aggregate cash cost of approximately $6.6 million.

Financing Activities

In fiscal 2005, 2004 and 2003, we generated approximately $1.8 million, $5.1 million and $0.4 million, respectively, through the exercise of stock options.

In fiscal 2005, 2004 and 2003, we generated approximately $1.4 million, $1.3 million and $1.9 million, respectively, through the issuance of shares under the employee stock purchase program.

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2005, we did not repurchase any shares. As of July 31, 2005, we repurchased a total of 3,672,300 shares at a weighted average price of $8.49. For the year ended July 31, 2004, we repurchased a total of 977,100 shares at a weighted average price of $10.97 per share. We accounted for the repurchase of our Common Stock by charging Common Stock for $31.2 million. Through October 14, 2005, we have not repurchased any shares.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2005 (in thousands):

Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$108,338	$23,566	$33,595	$21,917	$29,260

Amount of Commitment Expiration Per Period
Commercial Commitments(2)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of Credit	$10,550	$10,550	—	—	—

(1)          Contractual obligations consist of future minimum lease payments under operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $10.6 million that matures in 2006. As of July 31, 2005, we had available $0.1 million under this facility, after taking into account $10.5 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. We are in compliance with all covenants at July 31, 2005.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for all fiscal years beginning after June 15, 2005, and early adoption is permitted. Management intends to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2006 and expects that the implementation of SFAS 123R will increase our stock-based compensation expense in fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of July 31, 2005, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. During the course of the year we invested substantially all of our cash balances in AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada, which have not been significant. We do not hedge our exposure to the Canadian dollar. We do not use derivative financial instruments for speculative or trading purposes.

Item 8.                        Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K in Item 15. See Part IV, Item 15(a) for an index to the financial statements and supplementary financial information.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this annual report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this annual report on Form 10-K in connection with Management’s Report on Internal Control Over Financial Reporting which is set forth below.

Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report on Form 10-K, our Disclosure Controls were effective to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting (as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of July 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued an attestation report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Copart, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Election of Directors and Director Biographies,” “Board of Directors Information” and “General—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 2005 (the “Proxy Statement”).

Information regarding executive officers is included in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “The Nominating and Governance Committee” of our Proxy Statement.

Code of Ethics

We have adopted the Copart, Inc. Code of Ethics for Principal Executive and Senior Financial Officers (“Code of Ethics”). The Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

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

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the section captioned “Proposal Three—Ratification of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.                Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant(4)
3.1b	Certificate of Amendment of Articles of Incorporation(4)
3.2	Bylaws of the registrant, as amended(3)
3.2b	Certificate of Amendment of Bylaws(12)
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.(8)
3.4	Certificate of Amendment of Bylaws(10)
4.1

Preferred Stock Rights Agreement, dated as of March 6, 2003, between the Company and Equiserve Trust Company, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(8)

10.1*	Copart, Inc. 1992 Stock Option Plan, as amended(2)
10.2*	1994 Employee Stock Purchase Plan (as amended December 8, 2003) with form of Subscription Agreement(11)
10.3*	1994 Director Option Plan, with form of Subscription Agreement(11)
10.4*	Copart, Inc. 2001 Stock Option Plan(6)
10.5	Form of Indemnification Agreement, signed by Executive Officers and Directors and the registrant(7)
10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.(7)
10.7	Standard Industrial/Commercial single-tenant lease-net dated as of December 23, 1998 between Wickland Oil Martinez and the registrant(7)
10.8	Lease agreement dated as of September 14, 2001 between Woodmich L.L.C. and the registrant(7)

Number	Description
10.10	Aircraft lease dated as of April 11, 2002 between Fleet Capital Corporation and the registrant(7)
10.11

Credit Agreement among the registrant and Wells Fargo Bank, National Association, U.S. Bank, National Association and Fleet National Bank and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger and Fleet National Bank, as Syndication Agent, dated February 23, 2001(5)

10.12	Amendment No. 1 dated November 1, 2004, to Stock Option Agreement dated as of October 6, 2003 between the registrant and Marvin L. Schmidt(13)
14.01	Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)(9)
21.1	List of subsidiaries of registrant(9)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 44)
31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference from exhibit to registrant’s Registration Statement on Form S-1, originally filed on January 19, 1994, as amended (File No. 33-74250).

(2)          Incorporated by reference from exhibit to registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 31, 1999.

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

(8)          Incorporated by reference from exhibit to registrant’s Form 8-A12/G filed with the Securities and Exchange Commission on March 11, 2003.

(9)          Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2003, filed with the Securities and Exchange Commission on October 17, 2003.

(10) Incorporated by reference from exhibit to registrant’s Form 10-Q for the quarter ended October 31, 2003, filed with the Securities and Exchange Commission on December 15, 2003.

(11) Incorporated by reference from exhibit to registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 6, 2004.

(12) Incorporated by reference from exhibit to registrant’s Form 10-K for its fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission on October 14, 2004.

(13) Incorporated by reference from exhibit to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.

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
October 14, 2005
COPART, INC.
	By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin Chief Financial Officer
October 14, 2005

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

Signature	Capacity in Which Signed	Date
/s/ WILLIS J. JOHNSON	Chief Executive Officer (Principal	October 14, 2005
Willis J. Johnson	Executive Officer and Director)
/s/ WILLIAM E. FRANKLIN	Senior Vice President of Finance and Chief	October 14, 2005
William E. Franklin	Financial Officer (Principal Financial and
Accounting Officer)
/s/ A. JAYSON ADAIR	President and Director	October 14, 2005
A. Jayson Adair
/s/ HAROLD BLUMENSTEIN	Director	October 14, 2005
Harold Blumenstein
/s/ JAMES GROSFELD	Director	October 14, 2005
James Grosfeld
/s/ JAMES E. MEEKS	Executive Vice President, Chief Operating	October 14, 2005
James E. Meeks	Officer and Director
/s/ JONATHAN VANNINI	Director	October 14, 2005
Jonathan Vannini
/s/ STEVEN D. COHAN	Director	October 14, 2005
Steven D. Cohan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Copart, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting as part of Item 9(a) of this Form 10-K, that Copart, Inc. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Copart, Inc. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated October 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

San Francisco, California
October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Copart, Inc.:

We have audited the accompanying consolidated balance sheets of Copart, Inc. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Copart, Inc. and subsidiaries’ internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP

San Francisco, California
October 14, 2005

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$252,548	$5,720
Short-term investments	—	172,600
Accounts receivable, net	91,323	81,633
Vehicle pooling costs	25,431	23,966
Prepaid expenses and other assets	6,826	5,437
Property and equipment held for sale	—	3,755
Total current assets	376,128	293,111
Property and equipment, net	292,949	257,667
Intangibles, net	1,938	2,941
Goodwill	116,375	112,691
Land purchase options and other assets	6,138	6,613
Total assets	$793,528	$673,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,965	$44,080
Deferred revenue	12,477	9,721
Income taxes payable	7,248	3,819
Deferred income taxes	3,295	5,438
Other current liabilities	126	165
Total current liabilities	80,111	63,223
Deferred income taxes	2,878	6,355
Other liabilities	1,160	1,182
Total liabilities	84,149	70,760
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value—180,000,000 shares authorized; 90,337,643 and 90,075,843 shares issued and outstanding at July 31, 2005 and 2004, respectively	272,017	267,276
Accumulated other comprehensive income	354	95
Retained earnings	437,008	334,892
Total shareholders’ equity	709,379	602,263
Total liabilities and shareholders’ equity	$793,528	$673,023

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended July 31,
	2005	2004	2003
Revenues	$457,111	$400,796	$347,423
Operating costs and expenses:
Yard and fleet	253,273	235,815	224,403
General and administrative	46,979	40,216	32,266
Total operating expenses	300,252	276,031	256,669
Operating income	156,859	124,765	90,754
Other income (expense):
Interest expense	(62)	(3)	(21)
Interest income	4,919	1,509	1,651
(Loss)/gain on sale of fleet equipment	(57)	1,359	255
Other income	3,410	2,666	1,528
Total other income	8,210	5,531	3,413
Income before income taxes	165,069	130,296	94,167
Income taxes	62,953	51,076	36,945
Net income	$102,116	$79,220	$57,222
Basic net income per share	$1.13	$.89	$.63
Weighted average shares outstanding	90,162	89,457	91,408
Diluted net income per share	$1.10	$.87	$.62
Weighted average shares and dilutive potential common shares outstanding	92,984	91,537	93,018

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

			Accumulated
	Common Stock		Other
	Outstanding		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income	Earnings	Equity
Balances at July 31, 2002	92,239,859	$287,768	$—	$198,450	$486,218
Net income	—	—	—	57,222	57,222
Exercise of stock options and related tax benefit, net of repurchased shares	134,000	774	—	—	774
Shares issued for Employee Stock Purchase Plan	204,753	1,873	—	—	1,873
Shares repurchased	(2,695,200)	(20,447)	—	—	(20,447)
Balances at July 31, 2003	89,883,412	269,968	—	255,672	525,640
Net income	—	—	—	79,220	79,220
Currency translation adjustment	—	—	95	—	95
Comprehensive income					79,315
Exercise of stock options and related tax benefit, net of repurchased shares	1,033,796	6,686	—	—	6,686
Shares issued for Employee Stock Purchase Plan	135,735	1,345	—	—	1,345
Shares repurchased	(977,100)	(10,723)	—	—	(10,723)
Balances at July 31, 2004	90,075,843	267,276	95	334,892	602,263
Net income	—	—	—	102,116	102,116
Currency translation adjustment	—	—	259	—	259
Comprehensive income					102,375
Exercise of stock options and related tax benefit, net of repurchased shares	193,167	3,297	—	—	3,297
Shares issued for Employee Stock Purchase Plan	68,633	1,444	—	—	1,444
Balances at July 31, 2005	90,337,643	$272,017	$354	$437,008	$709,379

COPART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$102,116	$79,220	$57,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,296	30,808	25,545
Allowance for doubtful accounts	(517)	760	(175)
Deferred rent	(13)	(74)	(189)
Gain on sale of fleet equipment and other property and equipment	(752)	(1,239)	(190)
Deferred income taxes	(5,620)	(122)	7,206
Changes in operating assets and liabilities:
Accounts receivable	(8,882)	(10,629)	(7,447)
Vehicle pooling costs	(1,251)	(375)	(3,332)
Prepaid expenses and other current assets	(1,390)	400	(226)
Land purchase options and other assets	476	1,244	(915)
Accounts payable and accrued liabilities	13,248	5,663	6,167
Deferred revenue	2,757	13	1,356
Income taxes payable	4,523	9,441	(6,272)
Net cash provided by operating activities	135,991	115,110	78,750
Cash flows from investing activities:
Purchase of short-term investments	(755,420)	(140,180)	(155,965)
Sale of short-term investments	928,020	78,935	180,784
Purchase of property and equipment	(66,258)	(64,551)	(70,721)
Proceeds from sale of property and equipment	5,649	19,891	809
Purchase of net current assets in connection with acquisitions	(504)	(867)	(92)
Purchase of property and equipment in connection with acquisitions	(79)	(41)	(301)
Purchase of goodwill and intangible assets in connection with acquisitions	(3,960)	(3,825)	(6,211)
Other intangible asset changes	—	58	—
Net cash provided by (used in) investing activities	107,448	(110,580)	(51,697)
Cash flows from financing activities:
Bank overdraft	—	—	(3,485)
Proceeds from the exercise of stock options	1,791	5,082	397
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,444	1,345	1,873
Repurchases of common stock	—	(10,723)	(20,447)
Net cash provided by (used in) financing activities	3,235	(4,296)	(21,662)
Effect of foreign currency translation	154	95	—
Net increase in cash and cash equivalents	246,828	329	5,391
Cash and cash equivalents at beginning of period	5,720	5,391	—
Cash and cash equivalents at end of period	$252,548	$5,720	$5,391
Supplemental disclosure of cash flow information:
Interest paid	$62	$3	$21
Income taxes paid	$64,670	$41,753	$36,002

See accompanying notes to consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005, 2004 and 2003

(1) Business and Basis of Presentation

Description of Business

Copart, Inc. and its subsidiaries (“the Company”) provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through our Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

(2)  Summary of Significant Accounting Policies and Practices

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use its internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

The services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and under most of our current contracts, collecting the proceeds from the buyer. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection.

In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, the Company determined that it is not able to separate the services into separate units of accounting because the Company does not have fair value for undelivered items. As a result, the Company does not recognize seller fees until the final seller service has been delivered, which occurs upon collection of the sales proceeds from the buyer for the seller.

The Company provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of EITF 00-21 to determine whether the Company has met the requirements to separate them into units of accounting within a multi-element arrangement. The Company has concluded that the auction service and the post-auction services are separate units of accounting. The fees for the auction service are recognized upon completion of the

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2005, 2004 and 2003

(2)  Summary of Significant Accounting Policies and Practices (Continued)

auction, and the fees for the post-auction services are recognized upon successful completion of those services using the residual method.

The Company also charges buyers an annual registration fee for the right to participate in its vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although we provide for bad debt expense in the case of non-performance by our sellers.

Historically, the Company recorded revenue for most seller and buyer fees upon completion of a sale. During the fourth quarter of fiscal 2005, we recorded an immaterial correction of an error to account for our services in accordance with the policy above; the effect of which was to reduce revenue, net income and diluted earnings per share by $4.4 million, $1.5 million and $0.01, respectively for the fourth quarter and fiscal year ended July 31, 2005.

Yard and Fleet Expenses

Yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel and equipment maintenance and repair.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional fees, software and product development and marketing expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Vehicle Pooling Costs

The Company capitalizes vehicle pooling costs which consist of certain labor, towing, facility, outside services and other costs directly attributable to the gathering and processing of vehicles prior to their sale. The Company calculates the amounts attributable to vehicles sold and vehicles in storage on a quarterly basis. Vehicle pooling costs are recognized as expenses in the period the vehicle is sold. The Company continually evaluates and adjusts the components of vehicle pooling costs as necessary.

Accounts Receivable

Accounts receivable, which consist primarily of advance charges due from insurance companies and the gross sales price of the vehicle due from buyers, are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses on earned fees resulting from the inability of the Company’s customers to make payments based upon historical write-offs as a percentage of net revenues and management’s review of outstanding accounts receivable. Amounts due from customers are charged against the allowance for doubtful accounts when management believes

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2005, 2004 and 2003

(2)  Summary of Significant Accounting Policies and Practices (Continued)

the collectibility of the amount is unlikely. The Company does not have off-balance sheet credit exposure related to its customers.

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

Fair Value of Financial Instruments

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value as of July 31, 2005 and 2004.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as allowed under Financial Accounting Standards

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2005, 2004 and 2003

(2)  Summary of Significant Accounting Policies and Practices (Continued)

Board Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“ SFAS 148”). Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock. Options granted to consultants and other non-employees are accounted for at fair value.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for options granted under its plans using the fair value method. For these purposes, the fair value of options issued under the plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility factor of the expected market price of the Company’s stock of 0.40, a forfeiture rate of 0.08, a weighted-average expected life of the options of five years and a risk-free interest rate of 3.7%, 3.3% and 2.9% for 2005, 2004 and 2003, respectively. The weighted average fair value of options granted were $5.13, $3.57 and $2.93, for 2005, 2004 and 2003, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results.

The Company’s pro forma information related to option grants to employees as calculated in accordance with SFAS 123 and SFAS 148 is as follows:

	Years Ended July 31,
	2005	2004	2003
	(Dollars in thousands,
	except per share data)
Net income, as reported	$102,116	$79,220	$57,222
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,034)	(2,206)	(1,962)
Pro forma net income	$100,082	$77,014	$55,260
Net income per share:
Basic—as reported	$1.13	$0.89	$0.63
Basic—pro forma	$1.11	$0.86	$0.60
Diluted—as reported	$1.10	$0.87	$0.62
Diluted—pro forma	$1.08	$0.84	$0.59

Comprehensive Income

Comprehensive income includes income adjusted for certain revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles. Examples include foreign currency translation adjustments and unrealized gains and losses on certain derivatives. The Company had no items of other comprehensive income in 2003. Therefore, net income as presented in the consolidated statements of income equals comprehensive income for that year.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2005, 2004 and 2003

(2)  Summary of Significant Accounting Policies and Practices (Continued)

Segment Reporting

The Company has two operating segments, salvage sales and public sales. The public sales segment does not meet the quantitative criteria set out in SFAS 131 and is not material, and as such, its information has not been separately disclosed.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates are used for, but not limited to, the useful life and carrying amount of property and equipment and intangibles; deferred taxes and any associated valuation allowances; allowances for doubtful accounts; vehicle pooling costs; the consideration of goodwill impairment; and accrued self-insurance and other accrued liabilities. Actual results could differ from those estimates.

Business Combinations and Goodwill

The Company accounts for business combinations and goodwill according to SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on the Company’s results of operations or financial position. SFAS No. 142 provides that goodwill should not be amortized but instead should be tested for impairment annually at the reporting unit level. In prior years the Company evaluated impairment of goodwill at the facility level by comparing the fair value of the reporting unit to its carrying value. During fiscal 2004, when the Company centralized the sales process with the implementation of VB2, the Company determined the appropriate level for testing for impairment was at the salvage and public sales levels. The Company’s annual impairment test was performed in the fourth quarter of fiscal 2005. The results of this test indicated that goodwill was not impaired.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Practices (Continued)

The change in carrying amount of goodwill is as follows (in thousands)

Balance as of August 1, 2003	$109,114
Goodwill relating to acquisitions during the period	3,635
Acquisition adjustment	(58)
Balance as of August 1, 2004	$112,691
Goodwill relating to acquisitions during the period	3,684
Balance as of August 1, 2005	$116,375

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $2.8 million, $2.0 million and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

Reclassifications

Certain previous year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities (ARS) as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission. The Company reclassified $172.6 million of investments in ARS as of July 31, 2004, that were previously included in cash and equivalents, to short-term investments. The Company has included purchases and sales of ARS in our statements of cash flows as a component of investing activities. These reclassifications had no impact on our results of operations or changes in shareholders’ equity, or cash flows.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Practices (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. The accounting required by SFAS 123R is similar to that of SFAS 123; however, the choice between recognizing the fair value of stock options in the income statement or disclosing the pro forma income statement effect of the fair value of stock options in the notes to the financial statements allowed under SFAS 123 has been eliminated in SFAS 123R. SFAS 123R is effective for all fiscal years beginning after June 15, 2005, and early adoption is permitted. Management intends to use the modified prospective transition method to adopt SFAS 123R beginning in fiscal 2006 and expects that the implementation of SFAS 123R will increase the Company’s stock-based compensation expense in fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(3)  Acquisitions

Fiscal 2005 Transactions

During fiscal 2005, the Company made the following two acquisitions: Kentucky Auto Salvage Pool, Inc. (“KASP”) of Lexington, Kentucky and Insurance Auctions of Missouri, Inc. of Columbia, Missouri. The consideration paid for these acquisitions consisted of $4.5 million in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $0.7 million of revenues during fiscal 2005. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $3.7 million has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $0.3 million for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years. In conjunction with the Lexington, Kentucky and Columbia, Missouri, acquisitions, the Company entered into leases for the use of these facilities at fair value.

Fiscal 2004 Transactions

During fiscal 2004, the Company made the following four acquisitions: Brasher’s Northwest Auto Auction, Inc. of Eugene, Oregon; Spooner Enterprises, Inc. d/b/a Insured Salvage Pool, of Reno, Nevada; Joe Horisk Salvage Pool Systems of Ohio, of Cleveland, Ohio and Alaska Towing and Wrecking of Anchorage, Alaska. The consideration paid for these acquisitions consisted of $4.7 million in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $1.4 million of revenues during fiscal 2004. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $3.6 million has been recorded as goodwill. The Company estimates the entire goodwill

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Acquisitions (Continued)

balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $0.2 million for covenants not to compete relating to these acquisitions, which are being amortized over five years. In conjunction with the Eugene, Oregon; Reno, Nevada and Anchorage, Alaska acquisitions, the Company entered into leases for the use of these facilities at fair value.

Fiscal 2003 Transactions

During fiscal 2003, the Company made the following three acquisitions: Greater Pittsburgh Auto Auction, Inc. of West Mifflin, Pennsylvania; E.W.E. Salvage Pool & Auto Auction, Inc. of Reno, Nevada and Richmond Auto Auction of Virginia, Inc. of Richmond, Virginia. The consideration paid for these acquisitions consisted of $6.6 million in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $5.1 million of revenues during fiscal 2003. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $5.8 million has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $0.4 million for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years. In conjunction with the West Mifflin, Pennsylvania; Reno, Nevada and Richmond, Virginia acquisitions, the Company entered into leases for the use of these facilities at fair value.

Pro forma financial information for the 2005 and 2004 acquisitions does not result in a significant change from actual results.

(4) Short-term Investments:

Short-term investments consist of federal, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. The Company did not recognize any realized or unrealized gains or losses on its investments for fiscal 2005, 2004, and 2003 as it invested exclusively in short-term auction rate securities.

As of July 31, 2005, the Company had no short-term investments as all short-term investments, consisting principally of AAA rated auction rate securities, were converted to cash prior to the end of the quarter.

Short-term investments consist of the following (in thousands):

	July 31,
	2005	2004
Available-for-sale securities:
Auction rate securities	$—	$172,600
Total short-term investments	$—	$172,600

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Accounts Receivable

Accounts receivable consists of the following (in thousands):

	July 31,
	2005	2004
Advance charges receivable	$59,121	$52,189
Trade accounts receivable	31,110	29,697
Other receivables	2,364	1,536
	92,595	83,422
Less allowance for doubtful accounts	1,272	1,789
	$91,323	$81,633

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

Movements in allowance for doubtful accounts (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions Applications to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2005	$1,789	$247	$(764)	$1,272
July 31, 2004	$1,028	$1,945	$(1,184)	$1,789
July 31, 2003	$1,203	$655	$(830)	$1,028

(6)  Property and Equipment, net

Property and equipment consists of the following (in thousands):

	July 31,
	2005	2004
Transportation and other equipment	$7,608	$10,988
Office furniture and equipment	44,650	39,747
Land	125,168	105,153
Buildings and leasehold improvements	233,407	196,231
	410,833	352,119
Less accumulated depreciation and amortization	117,884	94,452
	$292,949	$257,667

Depreciation expense on property and equipment was approximately $30.0 million, $29.1 million and $23.8 million for the fiscal years ended July 31, 2005, 2004 and 2003 respectively.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Intangibles, net

Intangible assets consist of the following (in thousands):

	July 31,
	2005	2004
Covenants not to compete	$11,753	$11,477
Less accumulated amortization	9,815	8,536
	$1,938	$2,941

Aggregate amortization expense on intangible assets was approximately $1.3 million, $1.7 million and $1.7 million for the fiscal years ended July 31, 2005, 2004, and 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2006	$866
2007	614
2008	214
2009	129
2010	60

(8)  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2005	2004
Trade accounts payable	$9,733	$3,518
Accounts payable to insurance companies	26,652	21,030
Accrued insurance	5,179	6,098
Accrued compensation and benefits	11,142	10,217
Other accrued liabilities	4,259	3,217
	$56,965	$44,080

The Company is partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data, including the severity of or frequency of claims, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate. During the fourth quarter of fiscal 2004, the Company reduced its accrual for self insured claims based upon new information and analysis regarding the expected severity and frequency of claims; this resulted in a $4.4 million reduction to yard and fleet expense. The Company experienced a reduction in the severity and frequency of claims, which reduced the ultimate cost of claims.

(9)  Long-Term Debt

On February 23, 2001, the Company entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $10.6 million that matures in

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-Term Debt (Continued)

2006. As of July 31, 2005, the Company had available $0.1 million under this facility, after taking into account $10.5 million of outstanding letters of credit. The Company is subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.

(10)  Shareholders’ Equity

In December 2001, the Company adopted the Copart, Inc. 2001 Stock Option Plan (“Plan”), presently covering an aggregate of 4.5 million shares of the Company’s Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 1992 Stock Option Plan (“1992 Plan”), which expired in August 2002.

The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2005.

The Copart, Inc. Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to an aggregate of 1.5 million shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The number of shares of Common Stock issued pursuant to the ESPP during each of fiscal 2005, 2004 and 2003 was 68,633, 135,735 and 204,753, respectively.

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as Copart deems appropriate and may be discontinued at any time. During fiscal 2005, the Company did not repurchase any shares. For the year ended July 31, 2004, the Company repurchased a total of 977,100 shares at a weighted average price of $10.97 per share.

In March 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Company issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on Friday, March 21, 2003.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Shareholders’ Equity

A summary of stock option activity for the years ended July 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,489,200	$10.76	5,321,797	$9.03	4,967,747	$8.77
Granted	257,500	20.42	1,314,000	13.43	686,000	10.91
Exercised	(235,238)	12.06	(1,038,539)	4.96	(134,000)	2.96
Cancelled	(56,550)	17.40	(108,058)	13.83	(197,950)	13.08
Outstanding at year end	5,454,912	$11.09	5,489,200	$10.76	5,321,797	$9.03
Options exercisable at year end	3,978,946	$9.73	3,180,384	$8.73	3,443,640	$6.82

A summary of stock options outstanding and exercisable at July 31, 2005 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2005	Weighted- Average Exercise Price
$2.08 -5.65	1,507,500	3.00	$3.54	1,507,500	$3.54
7.61 -10.99	1,181,812	7.65	9.81	572,396	9.93
11.02 -16.93	1,848,300	5.51	13.96	1,607,525	13.72
17.16 -24.85	917,300	8.22	19.35	291,525	19.37
	5,454,912	6.92	$11.09	3,978,946	$9.73

(11)  Income Taxes

Income (loss) before taxes consists of the following for the years ended July 31, (in thousands):

	2005	2004	2003
US	$165,547	$131,077	$94,167
Non US	(478)	(781)	—
Total income before taxes	$165,069	$130,296	$94,167

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Income Taxes (Continued)

The Company’s income tax expense (benefit) consists of (in thousands):

	Years Ended July 31,
	2005	2004	2003
Federal:
Current	$59,277	$43,178	$25,371
Deferred	(5,113)	231	6,835
	54,164	43,409	32,206
State:
Current	9,296	8,021	4,368
Deferred	(507)	(354)	371
	8,789	7,667	4,739
	$62,953	$51,076	$36,945

A reconciliation by year of the expected U.S. statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	4.4	4.9
Reversal of previously accrued taxes	—	—	(0.2)
Compensation and fringe benefits	0.2	—	—
Other differences	(0.6)	(0.2)	(0.5)
Effective tax rate	38.1%	39.2%	39.2%

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, as of July 31, (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$488	$480
Accrued compensation and benefits	1,084	793
State taxes	2,993	2,515
Accrued other	966	—
Deferred revenue	938	—
Property and equipment	9,517	5,054
State net operating losses	229	—
Foreign net operating loss	455	288
Total gross deferred tax assets	16,670	9,130
Less valuation allowance	(630)	(288)
Net deferred tax assets	16,040	8,842
Deferred tax liabilities:
Vehicle pooling costs	(9,764)	(9,227)
Intangibles and goodwill	(12,449)	(11,408)
Total gross deferred tax liabilities	(22,213)	(20,635)
Net deferred tax liability	$(6,173)	$(11,793)

The above net deferred tax liability as of July 31, has been reflected in the accompanying balance sheets as follows (in thousands):

	2005	2004
Current liabilities	$3,295	$5,438
Non-current liabilities	2,878	6,355
Net deferred tax liability	$6,173	$11,793

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets are uncertain. Additional timing differences and/or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets.

The Company is under routine income tax audits in two states for tax years between 1999 and 2003. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from these examinations.

In fiscal 2005, 2004 and 2003, the Company recognized a tax benefit of $1.1 million, $1.6 million and $0.4 million, respectively, upon the exercise of certain stock options which is reflected in shareholders’ equity.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Income Taxes (Continued)

The valuation allowance for the years ended July 31, 2005 and 2004 was $0.6 million and $0.3 million, respectively, which is a net increase of $0.3 million. There was no valuation allowance as of July 31, 2003.

The Company has a Canadian net operating loss of approximately $1.3 million, most of which expires between 2010 and 2012. In addition the Company also has various state net operating losses of $6.7 million, which expire between 2016 and 2025.

(12)  Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Years Ended July,
	2005	2004	2003
Basic weighted shares outstanding	90,162	89,457	91,408
Effect of dilutive securities-stock options	2,822	2,080	1,610
Diluted weighted average shares outstanding	92,984	91,537	93,018

Options to purchase 82,500, 1.4 million and 2.9 million shares of common stock at an average price of $24.14, $17.91 and $13.68 per share were outstanding at July 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(13)  Major Customers

In fiscal 2005, 2004 and 2003 two customers accounted for 20%, 20% and 21%, respectively of the Company’s revenues. At July 31, 2005 these two customers accounted for 16% and 13% of accounts receivable, respectively. At July 31, 2004 they accounted for 16% and 7% of accounts receivable, respectively.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)  Commitments and Contingencies

Leases

The Company leases certain facilities under operating leases and in some cases has either a right of first refusal to acquire or option to purchase certain facilities at fair value. The Company recognizes rent expense on a straight-line basis over the lease term and has accrued for rent expense incurred but not paid. Facilities rental expense for the fiscal years ended July 31, 2005, 2004 and 2003 aggregated $17.2 million, $18.1 million and $15.5 million, respectively.

Yard and fleet equipment rental expense for the fiscal years ended July 31, 2005, 2004 and 2003 aggregated approximately $4.0 million, $6.3 million and $10.2 million, respectively.

Noncancelable future minimum lease payments under operating leases with initial or remaining lease terms in excess of one year at July 31, 2005 are as follows (in thousands):

Years Ending July 31,	Operating Leases
2006	$23,566
2007	18,561
2008	15,034
2009	12,089
2010	9,828
Thereafter	29,260
$108,338

Commitments

The Company had outstanding letters of credit of $10.5 million at July 31, 2005. These letters of credit secure certain insurance obligations.

Contingencies

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles and patent infringement. The Company is also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. Among this litigation is a lawsuit filed by Ciano Dessources on May 21, 2003 in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc. which purports to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles, which the named plaintiff contends were disposed of without complying with state laws.  Relief sought included class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. However this dismissal may be reconsidered, and may also be appealed once the remaining individual claims of the named plaintiff are adjudicated.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)  Commitments and Contingencies (Continued)

U.S. Patent No. 5,774,873. Relief sought included a patent infringement judgment, an injunction prohibiting the Company from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, the Company denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought included class certification, damages, fees, costs and expenses.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

(15)  Related Party Transactions

The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated $0.5 million, $0.5 million and $0.4 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, and expire on various dates through 2009. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated $0.4 million, $0.4 million and $0.3 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively.

(16)  Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 10% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of $0.2 million for each of the years ended July 31, 2005, 2004 and 2003 related to this plan.

(17)  Noncash Financing and Investing Activities

In fiscal 2005 and 2004, the Company received 42,071 and 983 shares of common stock, respectively as payment for the exercise of 95,106 and 9,000 shares of common stock under the 1992 Stock Option Plan, respectively. The Company retired these shares upon receipt.

COPART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2005	First	Second	Third	Fourth
Revenues	$104,110	$110,015	$130,425	$112,561
Operating income	$35,068	$36,624	$47,752	$37,415
Net income	$22,670	$23,553	$30,905	$24,988
Basic net income per share	$.25	$.26	$.34	$.28
Diluted net income per share	$.24	$.25	$.33	$.27

Fiscal Year 2004	First	Second	Third	Fourth
Revenues	$91,466	$92,635	$116,619	$100,076
Operating income	$24,287	$25,820	$40,398	$34,260
Net income	$15,241	$17,368	$24,964	$21,647
Basic net income per share	$.17	$.20	$.28	$.24
Diluted net income per share	$.17	$.19	$.27	$.23

(1)          Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.