Form 10-Q
period 2005-10-31
COPART INC
filed 2005-12-12
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2005

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

YES                          ☐                                    NO                              ☒

Number of shares of Common Stock outstanding as of December 9, 2005: 90,485,068

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

October 31, 2005

Part 1– Financial Information

Item 1. Financial Statements

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 31, 2005	July 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$105,768	$252,548
Short-term investments	149,720	—
Accounts receivable, net	92,194	89,003
Vehicle pooling costs	29,920	25,983
Prepaid expenses and other assets	10,909	8,594
Total current assets	388,511	376,128
Deferred income taxes	676	—
Property and equipment, net	306,917	292,949
Intangibles, net	1,913	1,938
Goodwill	119,306	116,375
Land purchase options and other assets	17,239	6,138
Total assets	$834,562	$793,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	62,247	56,965
Deferred revenue	14,989	12,477
Income taxes payable	15,498	7,248
Deferred income taxes	5,444	3,295
Other current liabilities	133	126
Total current liabilities	98,311	80,111
Deferred income taxes	—	2,878
Other liabilities	1,094	1,160
Total liabilities	99,405	84,149
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 90,446 and 90,338 shares issued and outstanding at October 31, 2005 and July 31, 2005, respectively	274,968	272,017
Accumulated other comprehensive income	368	354
Retained earnings	459,821	437,008
Total shareholders’ equity	735,157	709,379
Total liabilities and shareholders’ equity	$834,562	$793,528

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended October 31,
	2005	2004

Revenues	$119,025	$104,110

Operating costs and expenses:
Yard operations	70,969	59,381
General and administrative	13,830	9,661
Total operating expenses	84,799	69,042
Operating income	34,226	35,068

Other income:
Interest income, net	1,779	779
Gain on sale of fleet equipment	—	125
Other income	643	1,070
Total other income	2,422	1,974
Income before income taxes	36,648	37,042

Income taxes	13,835	14,372
Net income	$22,813	$22,670

Basic net income per share	$.25	$.25
Weighted average shares outstanding	90,385	90,081

Diluted net income per share	$.25	$.24
Weighted average shares and dilutive potential common shares outstanding	92,730	92,634

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$22,813	$22,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,292	7,605
Deferred rent	(66)	(40)
Share-based compensation	723	—
Loss/(gain) on sale of property and equipment	40	(500)
Deferred income taxes	(1,405)	3,073
Changes in operating assets and liabilities:
Accounts receivable	(3,104)	(8,296)
Vehicle pooling costs	(3,844)	(2,732)
Prepaid expenses and other current assets	(2,314)	(408)
Other assets	(2,101)	(212)
Accounts payable and accrued liabilities	(711)	(2,169)
Deferred revenue	2,512	1,631
Income taxes payable	8,250	8,936
Net cash provided by operating activities	28,085	29,558

Cash flows from investing activities:
Purchase of short-term investments	(263,380)	(87,420)
Sale of short-term investments	113,660	63,795
Purchase of property and equipment	(21,245)	(11,909)
Proceeds from sale of property and equipment	252	3,791
Purchase of goodwill, intangibles, property and equipment and net current assets in connection with acquisitions	(3,348)	—
Equity investment	(3,000)	—
Net cash used in investing activities	(177,061)	(31,743)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,710	211
Excess tax benefit from share-based payment arrangements	519	—
Net cash provided by financing activities	2,229	211

Effect of foreign currency translation	(33)	70

Net decrease in cash and cash equivalents	(146,780)	(1,904)

Cash and cash equivalents at beginning of period	252,548	5,720
Cash and cash equivalents at end of period	$105,768	$3,816

Supplemental disclosure of cash flow information:
Income taxes paid	$6,668	$1,771

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2005

(Unaudited)

NOTE 1 – Business and Basis of Presentation:

Description of Business

Copart, Inc. and its subsidiaries (“the Company”) provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology.  The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs.

Principles of Consolidation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2005 and July 31, 2005, and its consolidated statements of income and cash flows for the three months ended October 31, 2005 and October 31, 2004.  Interim results for the three months ended October 31, 2005, are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, allowance for doubtful accounts, goodwill, income taxes, share-based compensation and long-lived assets. Actual results could differ from those estimates.

NOTE 2 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three months ended October 31,
	2005	2004

Basic weighted shares outstanding	90,385	90,081

Effect of dilutive securities – stock options	2,345	2,553

Diluted weighted average shares outstanding	92,730	92,634

Options to purchase 883,500 and 144,050 shares of common stock at a weighted average price of $24.03 and $22.16 per share were outstanding during the quarters ended October 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 3 - Short-term Investments:

Short-term investments consist of federal, state and municipal securities with readily determinable fair market values and original maturities in excess of three months.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  The Company’s investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as a component of shareholders’ equity.  Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary.  The Company did not recognize any realized or unrealized gains or losses on its investments in either of the three months periods ending October 31, 2005 and October 31, 2004, as it invested exclusively in short-term auction rate securities.

As of October 31, 2005, the Company’s cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and auction rate securities rated AAA.  As of July 31, 2005, the Company had no short-term investments as all short-term investments, consisting principally of AAA rated auction rate securities, were converted to cash prior to the end of the quarter.

Short-term investments consist of the following (in thousands):

	October 31, 2005	July 31, 2005
Available-for-sale securities:
Auction rate securities	$149,720	$—
Total short-term investments	$149,720	$—

NOTE 4 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2005	July 31, 2005
Amortized intangibles:
Covenants not to compete	$11,953	$11,753
Accumulated amortization	(10,040)	(9,815)
Net intangibles	$1,913	$1,938

Aggregate amortization expense on intangible assets was $0.2 million and $0.4 million for the three months ended October 31, 2005 and 2004, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2006 (nine months remaining)	$678
2007	654
2008	254
2009	169
2010	100
Thereafter	58
Total	$1,913

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of August 1, 2004	$112,691
Goodwill acquired during the year	3,684
Balance as of August 1, 2005	$116,375
Goodwill acquired during the period	2,931
Balance as of October 31, 2005	$119,306

NOTE 5 – Share-Based Compensation:

In December 2001, the Company adopted the Copart, Inc. 2001 Stock Option Plan (“Plan”), presently covering an aggregate of 4.5 million shares of the Company’s Common Stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 1992 Stock Option Plan (“1992 Plan”), which expired in August 2002.  The 1992 Plan had the same terms as the Plan.

The Copart, Inc. Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to an aggregate of 1.5 million shares of Common Stock of the Company by employees pursuant to the terms of the ESPP.  The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan.

On August 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payments”, or SFAS 123(R), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three months ended October 31, 2005 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”.  Share-based compensation expense for all share-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total share-based compensation expense resulting from stock options and non-vested stock awards, included in our Consolidated Statements of Income (in thousands):

Three months ended
October 31,
2005

Yard operations	$224
General and administration	499
Share-based compensation expense before income taxes	723
Income tax benefit	$—
Total share-based compensation expense after income taxes	$723

Net cash proceeds from the exercise of stock options were $1.7 million and $0.2 million for the three months ended October 31, 2005, and October 31, 2004, respectively. We realized an income tax benefit of $0.5 million and $0.05 million from stock option exercises during the three months ended October 31, 2005, and October 31, 2004, respectively.  In accordance with SFAS 123(R), we present excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no share-based employee compensation cost was recognized in our net income. As required by SFAS 148 prior to the adoption of SFAS 123(R), we provided pro forma net income and pro forma net income per common share disclosures for share-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three-month period ended October 31, 2004 (in thousands, except per share amounts):

Three months ended
October 31,
2004
Net income as reported	$22,670
Add: total employee share-based compensation expense included in net income as reported, net of related tax effects	—
Deduct: Total employee share-based compensation expense determined under fair value method for all awards, net of related tax effects	(655)
Pro forma net income	$22,015
Pro forma net income per share:
Basic — as reported	$0.25
Basic — pro forma	$0.24
Diluted — as reported	$0.24
Diluted — pro forma	$0.24

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended October 31, 2005 and October 31, 2004, respectively:

	Options
	October 31, 2005	October 31, 2004
Expected life (in years)	4.8	5.0
Interest rate	4.3	3.4%
Volatility	36.5%	41.0%
Dividend yield	—	—
Weighted-average fair value at grant date	$8.46	$4.63

Our computation of expected volatility for the quarter ended October 31, 2005 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended October 31, 2005, is as follows (in thousands, except per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at July 31, 2005	5,455	$11.09
Grants of options	835	23.98
Exercises	(128)	13.33
Forfeitures or expirations	(25)	14.77

Outstanding at October 31, 2005	6,137	$12.78	6.05	$65,636

Exercisable at October 31, 2005	4,037	$9.85	4.75	$54,627

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2005. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised is $1.3 million for the three months ended October 31, 2005. Total fair value of options vested is $15.0 million for the three months ended October 31, 2005.

As of October 31, 2005, $11.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average term of 4.8 years.

As of October 31, 2005, the amount of shares under the various plans is sufficient to cover future stock option exercises. The Company, will issue new shares of common stock to satisfy such future exercises.

NOTE 6 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time.  As of October 31, 2005, the Company had repurchased a total of 3.7 million shares at a weighted average price of $8.49. The Company did not repurchase any shares during the three months ended October 31, 2005, nor during the fiscal year ending July 31, 2005.

NOTE 7 – Segment Reporting:

The Company has two operating segments, salvage and public sales.  The public sales segment does not meet the quantitative criteria set out in SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” and is not material, and as such, its information has not been separately disclosed.

NOTE 8 – Comprehensive Income:

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended October 31,
	2005	2004
Net income, as reported	$22,813	$22,670
Other comprehensive income:
Foreign currency translation adjustments, net of tax	14	176
Total other comprehensive income	$22,827	$22,846

Note 9 – Recent Accounting Pronouncement:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”).  SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has applied the provisions of SFAS 151 to the vehicle pooling costs prospectively from August 1, 2005. The adoption of SFAS 151 increased yard expenses in the current quarter as the Company incurred additional subhauling, payroll, equipment, and facilities costs associated with hurricanes Katrina and Rita.

In November 2003, the EITF reached an interim consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP provides further guidance on the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. EITF 03-01 and FSP No. 115-1 and No. 124-1 are not expected to have a significant impact on the carrying value of the Company’s investments.

Note 10 – Equity Investment:

During the quarter we invested $9.0 million for a 50% equity interest in a limited liability corporation.  At the end of the quarter $3.0 million of that investment had been contributed.  The remaining $6.0 million is included in accounts payable.  This investment is accounted for as an equity investment.

Note 11 – Legal Proceedings:

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles and patent infringement.  The Company is also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business.  Among this litigation is a lawsuit filed by Ciano Dessources on May 21, 2003 in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc., which purports to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles, and which the named plaintiff contends were disposed of without complying with state laws.   Relief sought included class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. However this dismissal may be reconsidered, and may also be appealed once the remaining individual claims of the named plaintiff are adjudicated.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873).  Relief sought included a patent infringement judgment, an injunction prohibiting the Company from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, the Company denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims.  Relief sought included class certification, damages, fees, costs and expenses. On October 20, 2005, the Company denied the claims. No trial date has been set.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations, and the amount and timing of the resolution of such matters.  The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows.  However, the amount of the liabilities associated with these claims cannot be determined with certainty, if any.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed under the caption “Factors That May Affect Future Results” beginning on page 17 of this report and those discussed elsewhere in this report.  We encourage investors to review these factors carefully.

Although we believe that, based on information currently available to Copart and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.

Overview

We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through our Virtual Bidding Second Generation (“VB2”) Internet auction style sales technology. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. We generate revenues primarily from fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.

At the election of the vehicle supplier, we sell vehicles pursuant to our Percentage Incentive Program (“PIP”) consignment basis or on a fixed fee consignment basis.  Under the PIP program, we agree to sell all of the salvage vehicles of a vehicle supplier in a specified market usually for a predetermined percentage of the vehicle sales price.  Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs.

Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include sales fees under PIP agreements and fixed fee programs where we charge for title processing, special preparation, storage and selling. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid at our sales for vehicles processed that we own.

Costs attributable to yard and fleet expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles we sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development and marketing expenses.

During fiscal 2004, we converted all of our salvage vehicle auction facilities to an Internet based auction-style model using our VB2 Internet sales technology.  This process employs a two-step bidding process.  The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual action begins.  The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real time process over the Internet.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired or opened seventeen facilities since the beginning of fiscal 2004.  All of the acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, during the quarter ended October 31, 2005, we acquired facilities in or near Greenwood, Nebraska and Grand Island, Nebraska and opened a new facility in Honolulu, Hawaii.   In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; and Hialeah, Florida. In fiscal 2004 we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio; and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana. We believe that these acquisitions and openings strengthen our coverage as we have 120 facilities located in North America and are able to provide national coverage for our suppliers.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q.  The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which addresses revenue recognition for units of accounting.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and under most of our current contracts, collecting the proceeds from the buyer. We are not entitled to any such seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

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

We also charge buyers an annual registration fee for the right to participate in our vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although we provide for bad debt expense in the case of non-performance by our buyers and sellers.

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

Valuation of Goodwill and Intangibles

We evaluate separately the impairment of goodwill of our salvage and our public sales operating segments, annually by comparing the fair value of the operating segment to its carrying value. We have not recognized any charges for the impairment of goodwill under this accounting policy.  Future adverse changes in market conditions or poor operating results of an operating segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

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

Share-Based Compensation

We account for our share-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

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

Results of Operations

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Revenues were approximately $119.0 million during the three months ended October 31, 2005, an increase of approximately $14.9 million, or 14%, over the three months ended October 31, 2004.  The increase was due to increased vehicle sales volume, on which fees are generated, new service revenue and higher fees resulting from increased auction proceeds per vehicle.  The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow.  We believe the increase in proceeds per vehicle was the result of the introduction of VB2, which allows more buyers to participate in the auctions.  Existing facilities contributed approximately $10.0 million of the revenue growth and new facilities in or near Strongsville, Ohio; Anchorage, Alaska; Ocala, Florida; Knoxville, Tennessee; Lexington, Kentucky; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; Columbia, Missouri; Honolulu, Hawaii; Greenwood, Nebraska; and Grand Island, Nebraska, contributed approximately $4.9 million of revenue growth.

Yard expenses were approximately $71.0 million during the three months ended October 31, 2005, an increase of approximately $11.6 million, or 19.5%, over the three months ended October 31, 2004.  Yard expenses increased to 59.6% of revenues during the three months ended October 31, 2005, as compared to 57.1% of revenues during the three months ended October 31, 2004.  The increases in yard expenses were primarily attributable to the cost of handling increased volume, the additional costs associated with twelve new yards, and the abnormal expenses associated with Hurricanes Katrina and Rita, as discussed below.  Approximately $3.8 million of the increase in yard expense was the result of the acquisition and opening of new facilities.

During the quarter ended October 31, 2005, we recognized substantial additional costs associated with Hurricanes Katrina and Rita.  These additional costs were recognized during the three months ended October 31, 2005 and include the additional subhauling, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes.  We expect these costs to continue for several quarters.  These costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet.  As of October 31, 2005, substantially all the vehicles received as a result of the hurricanes remained unsold.  The normal costs that have been capitalized will be recognized as yard expense as the vehicles are sold.  Legislation recently enacted in Louisiana will require that vehicles suffering water damage to the powertrain, computer, or electrical systems as a result of the hurricanes can only be dismantled or crushed.  As a result, this legislation could have an adverse effect on selling prices for vehicles received from Louisiana as a result of the hurricanes, which could have an adverse effect on our margins until the hurricane damaged vehicles are sold.

General and administrative expenses were approximately $13.8 million during the three months ended October 31, 2005, an increase of approximately $4.2 million, or 43%, over the three months ended October 31, 2004.  The increase was primarily due to increases in software development costs, technology hardware leasing costs, telecommunication costs and information technology payroll costs, mainly associated with the development and deployment of VB2, costs relating to Sarbanes-Oxley compliance, implementation of SFAS 123(R) and general corporate expansion.  General and administrative expenses increased to 12% of revenues during the three months ended October 31, 2005, as compared to 9% of revenues during the three months ended October 31, 2004.

Total other income was approximately $2.4 million during the three months ended October 31, 2005, an increase of approximately $0.4 million, from the three months ended October 31, 2004.  The increase was due primarily to an increase in interest income of approximately $1.0 million due to higher interest rates and a higher average cash balance.    Other income, which consists primarily of rental income and gain on the sale of non fleet assets, decreased approximately $0.4 million.

Our effective combined federal, state and local income tax rates for the three months ended October 31, 2005 and 2004 was approximately 37.8% and 38.8%, respectively.  The decrease in rate is attributable to an overall lower state tax rate, as we made certain revisions to our transfer pricing methodology and the beneficial impact of the growth in interest income which is predominantly earned federal tax exempt securities.

Due to the foregoing factors, we realized net income of approximately $22.8 million for the three months ended October 31, 2005, compared to net income of approximately $22.7 million for the three months ended October 31, 2004.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing.  Cash and cash equivalents, combined with short-term investments increased by approximately $2.9 million from July 31, 2005 to October 31, 2005, mainly as a result of changes in operating activities.  Our liquidity and capital resources have not been materially affected by inflation.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year.  This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of October 31, 2005, we had working capital of approximately $296.2 million, including cash, cash equivalents and short-term investments of approximately $255.5 million.  We invest substantially all of our cash balances in AAA rated auction rate securities.  Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity

provided through the interest rate reset.   Our primary source of cash is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

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

Operating Activities

Net cash provided by operating activities decreased by $1.5 million to $28.1 million during the three months ended October 31, 2005 when compared to the same period in fiscal 2004, due to the timing of routine changes in working capital items. The increase in net income came in part due to increased revenue due to growth in vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.

Investing Activities

For the three months ended October 31, 2005, we purchased approximately $263.4 million in short-term investments.  These purchases were offset by the sale of $113.7 million of short-term investments.  We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $21.2 million and $11.9 million for the three months ended October 31, 2005 and 2004, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment.  We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the three months ended October 31, 2005, we used cash for the acquisition of facilities in Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $3.3 million.  During the three months ended October 31, 2004, we made no acquisitions.

During the three months ended October 31, 2005, we invested $9.0 million for a 50% equity investment in a limited liability corporation.  At the end of the quarter $3.0 million of that investment had been contributed.

Financing Activities

In February 2003, our Board of Directors authorized us to repurchase up to nine million shares of our Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time.  As of October 31, 2005, we had repurchased a total of 3.7 million shares at a weighted average price of $8.49.  We accounted for the repurchase of our Common Stock by charging Common Stock for $31.2 million.  No shares were repurchased in fiscal 2005 or to date in fiscal 2006.

Net proceeds from the exercise of stock options were $1.7 million and $0.2 million for the three months ended October 31, 2005 and October 31, 2004, respectively.  We also recognized a tax benefit of $0.5 million for the three months ended October 31, 2005 associated with disqualifying dispositions of incentive stock options.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of October 31, 2005 (in thousands):

Payments due by period

Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital leases	$7	$7	$—	$—	$—
Operating leases	$105,042	$22,975	$18,334	$14,482	$49,251

Amount of commitment expiration per period

Commercial commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit	$500	$500	$—	$—	$—

(1)          Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate.  The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $10.6 million that matures in 2006. As of October 31, 2005, we had available $10.1 million under this facility, after taking into account $0.5 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio.  We are in compliance with all covenants.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2006, vehicles supplied by our two largest suppliers accounted for approximately 20% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

•       Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the United States, Netherlands, and Europe, but we cannot provide any assurances that patents will actually issue or that, if issued, the patent could not later be found to be unenforceable or invalid. In June 2005, Manheim Services Corp. filed suit against us in federal district court in Georgia, alleging, among other things, that VB2 infringes a patent assigned to Manheim. We intend to defend the lawsuit vigorously, but an adverse ruling, settlement, or judgment, could have a material adverse effect on our financial condition and results of operation.

Our operating results were adversely affected by abnormal expenses associated with Hurricanes Katrina and Rita during the quarter ended October 31, 2005, and our operating margins in future periods could continue to be adversely affected by the hurricanes.

During the quarter ended October 31, 2005, we recognized substantial additional costs associated with Hurricanes Katrina and Rita.  These additional costs, characterized as “abnormal” under SFAS 151 were recognized during the three months ended October 31, 2005, and include the additional subhauling, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes.  We expect these costs to continue in future periods.  These “abnormal” costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet.  As of October 31, 2005, substantially all the vehicles received as a result of the hurricanes remained unsold.  The normal costs that have been capitalized will be recognized as yard expense as the vehicles are sold.  Legislation recently enacted in Louisiana will require that vehicles suffering water damage to the powertrain, computer, or electrical systems as a result of the hurricanes can only be dismantled or crushed.  As a result, this legislation could have an adverse effect on selling prices for vehicles received from Louisiana as a result of the hurricanes, which could have an adverse effect on our margins until the hurricane damaged vehicles are sold.

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

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other vehicle sales and auction companies with whom we compete directly in obtaining vehicles from insurance companies and other suppliers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive sales and auction companies and large dismantlers. Many of our competitors may have greater financial resources than we. Due to the limited number of vehicle suppliers, the absence of long-term contractual commitments between us and our suppliers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock as of October 31, 2005. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of October 31, 2005, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada, which have not been significant. We do not hedge our exposure to the Canadian dollar. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles and patent infringement. We are also involved in various governmental and administrative proceedings primarily relating to licensing and operation of our business. Among this litigation is a lawsuit filed by Ciano Dessources on May 21, 2003 in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc., which purports to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, and which the named plaintiff contends were disposed of without complying with state laws.  Relief sought included class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. However this dismissal may be reconsidered, and may also be appealed once the remaining individual claims of the named plaintiff are adjudicated.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting Copart from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, Copart denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. Copart intends to vigorously defend the suit.  On October 20, 2005 we denied the claims. No trial date has been set.

We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, and the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

ITEM 1A. RISK FACTORS

The disclosure in Item 2 of Part I under the caption “Factors That May Affect Future Results” is incorporated by reference herein.

ITEM 6. EXHIBITS

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

Date: December 9, 2005