Form 10-Q
period 2006-01-31
COPART INC
filed 2006-03-13
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2006

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

YES   ☒        NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☒        Accelerated Filer   ☐        Non - Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).

YES   ☐        NO   ☒

Number of shares of Common Stock outstanding as of March 10, 2006: 90,278,861

Copart, Inc. and Subsidiaries

Index to the Quarterly Report

January 31, 2006

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

PART II – Other Information

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 4 – Submission of Matters to a Vote of Security Holders

Item 6 – Exhibits
Signatures

Part 1 Financial Information

Item 1. Financial Statements

Copart, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	January 31, 2006	July 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$96,828	$252,548
Short-term investments	105,500	—
Accounts receivable, net	123,896	89,002
Vehicle pooling costs	38,673	25,983
Prepaid expenses and other assets	7,300	8,595
Assets held for sale	9,735	32,434
Total current assets	381,932	408,562
Property and equipment, net	310,938	284,245
Intangibles, net	2,201	1,308
Goodwill	112,100	93,276
Deferred income taxes	6,157	—
Land purchase options and other assets	15,040	6,138
Total assets	$828,368	$793,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,308	$56,964
Deferred revenue	23,214	12,478
Income taxes payable	552	7,248
Deferred income taxes	7,379	3,296
Other current liabilities	126	126
Total current liabilities	89,579	80,112
Deferred income taxes	—	2,878
Other liabilities	1,173	1,160
Total liabilities	90,752	84,150
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 90,235 and 90,338 shares issued and outstanding at January 31, 2006 and July 31, 2005, respectively	269,560	272,017
Accumulated other comprehensive income	382	354
Retained earnings	467,674	437,008
Total shareholders’ equity	737,616	709,379
Total liabilities and shareholders’ equity	$828,368	$793,529

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005

Revenues	$125,099	$107,701	$241,839	$209,384

Operating costs and expenses:
Yard operations	74,524	60,032	143,731	117,533
General and administrative	13,560	11,169	27,093	20,473
Total operating expenses	88,084	71,201	170,824	138,006
Operating income	37,015	36,500	71,015	71,378

Other income (expense):
Interest income, net	1,805	1,037	3,581	1,816
Other income, net	753	806	1,388	1,990
Equity in losses of unconsolidated investment	(849)	—	(849)	—
Total other income	1,709	1,843	4,120	3,806
Income from continuing operations before income taxes	38,724	38,343	75,135	75,184
Income taxes	12,606	14,877	26,441	29,171
Income from continuing operations	26,118	23,466	48,694	46,013
Discontinued operations:
Income (loss) from discontinued operations, net of income tax effects	(18,265)	87	(18,027)	210
Net income	$7,853	$23,553	$30,667	$46,223
Earnings per share-basic
Income from continuing operations	$0.29	$0.26	$0.54	$0.51
Income (loss) from discontinued operations	(0.20)	0.00	(0.20)	0.00
Basic net income per share	$0.09	$0.26	$0.34	$0.51
Weighted average shares outstanding	90,401	90,123	90,393	90,102

Earnings per share-diluted
Income from continuing operations	$0.28	$0.25	$0.53	$0.50
Income (loss) from discontinued operations	(0.20)	0.00	(0.20)	0.00
Diluted net income per share	$.08	$0.25	$0.33	$0.50
Weighted average shares and dilutive potential common shares outstanding	92,636	93,121	92,248	92,889

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,667	$46,223
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Gain) on discontinued operations	22,327	(210)
Depreciation and amortization	14,817	15,034
Deferred rent	13	(92)
Share-based compensation	1,621	—
Gain on sale of property and equipment	(8)	(629)
Deferred income taxes	(4,952)	1,080
Equity in loss of unconsolidated entity	849	—
Changes in operating assets and liabilities:
Accounts receivable	(33,713)	(19,081)
Vehicle pooling costs	(11,906)	(5,184)
Prepaid expenses and other assets	1,294	177
Land purchase options and other assets	(775)	73
Accounts payable and accrued liabilities	1,620	4,211
Deferred revenue	10,742	4,143
Income taxes payable	(6,696)	1,157
Net cash provided by operating activities from continuing operations	25,900	46,902
Net cash provided by (used in) operating activities from discontinued operations	124	(45)
Net cash provided by operating activities	26,024	46,857
Cash flows from investing activities:
Purchase of short-term investments	(372,100)	(140,815)
Sale of short-term investments	266,600	106,240
Purchase of property and equipment	(41,068)	(25,276)
Proceeds from sales of property and equipment	379	4,883
Purchase of goodwill, intangibles, property and equipment and net current assets in connection with acquisitions	(22,429)	—
Investment in unconsolidated entity	(8,976)	—
Net cash used in investing activities from continuing operations	(177,594)	(54,968)
Net cash used in investing activities from discontinued operations	(14)	(28)
Net cash used in investing activities	(177,608)	(54,996)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,122	556
Proceeds from the issuance of Employee Stock Purchase Plan shares	817	660
Repurchases of common stock	(8,873)	—
Excess tax benefit from share-based payment arrangements	857	267
Principal payments on notes payable	—	(4)
Bank overdraft	—	870
Net cash (used in) provided by financing activities from continuing operations	(4,077)	2,349
Net cash provided by financing activities from discontinued operations	—	—
Net cash (used in) provided by financing activities	(4,077)	2,349
Effect of foreign currency changes on cash	(59)	70

Net decrease in cash and cash equivalents	(155,720)	(5,720)
Cash and cash equivalents at beginning of period	252,548	5,720
Cash and cash equivalents at end of period	$96,828	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33,318	$26,801

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2006

(Unaudited)

NOTE 1 – General:

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

Principles of Consolidation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2006 and July 31, 2005, and its consolidated statements of income and cash flows for the three months and six months ended January 31, 2006 and January 31, 2005. Interim results for the six months ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company reclassified $32.4 million to assets held for sale from property and equipment, goodwill and intangibles as of July 31, 2005. These reclassifications had no impact on the Company’s results of operations or cash flows.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

During the second quarter of fiscal 2006, the Company identified an error in the way it calculated certain deferred tax liabilities in 2001 and prior years. As a result of this discovery, the Company recorded an out-of-period reduction to deferred tax liabilities and income tax expense in the amount of $1.8 million. Without this tax benefit, income from continuing operations for the three and six months ended January 31, 2006 would have been $24.3 million and $46.9 million, respectively. Basic income per share from continuing operations for the three and six months ended January 31, 2006 would have been $0.27 and $0.52, respectively. Diluted income per share from continuing operations would have been $0.26 and $0.51 for the three and six months ended January 31, 2006, respectively. Basic net income per share for the three and six months ended January 31, 2006 would have been $0.07 and $0.32, respectively. Diluted net income per share would have been $0.07 and $0.31 for the three and six months ended January 31, 2006, respectively.

Note 2 – Vehicle Pooling Costs:

The Company defers, in vehicle pooling costs, certain yard and fleet expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard and fleet expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If its allocation factors change, then yard and fleet expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

The operating results for the first and second quarters of 2006 were adversely affected by incremental costs, characterized as “abnormal” in Financial Accounting Standards (“FAS”) 151: “Inventory Costs,” incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are estimated to be approximately $4.9 million and $9.5 million for the three and six month periods ended January 31, 2006, respectively. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 90% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects the majority of these vehicles to be sold in the next three quarters. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

NOTE 3 – Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005

Basic weighted average shares outstanding	90,401	90,123	90,393	90,102

Effect of dilutive securities - stock options	2,235	2,998	1,855	2,787

Diluted weighted average shares outstanding	92,636	93,121	92,248	92,889

Options to purchase 51,500 and 1,500 shares of common stock at a weighted average price of $24.54 and $24.25 per share were outstanding during the quarters ended January 31, 2006 and 2005, respectively, and 833,500 and 48,000 shares of common stock at a weighted average price of $24.06 and $23.30 were outstanding during the six months ended January 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 4 - Short-term Investments:

Short-term investments consist primarily of AAA rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

Short-term investments consist of the following (in thousands):

	January 31, 2006	July 31, 2005
Available-for-sale securities:
Auction rate securities	$105,500	$—
Total short-term investments	$105,500	$—

Note 5 - Discontinued Operations and Goodwill Impairment

During the three months ended January 31, 2006 the Company adopted a formal plan to discontinue the operations of its public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements. The assets of the MAG locations to be disposed of have been classified as assets held for sale in the balance sheets as of January 31, 2006 and 2005 pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Under SFAS No 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 as of the second quarter of 2006. The Company used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting unit in the interim impairment test of goodwill.

The impairment test indicated that the carrying value of the MAG assets exceeded their implied fair values. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. The Company also determined that the value of the remaining MAG covenants not to compete were impaired and recorded an impairment expense in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

Summarized financial information for MAG is set forth below (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Net Revenue	$1,900	$2,300	$4,200	$4,700
Income (loss) before income taxes	(22,565)	87	(22,327)	210
Income tax benefit	4,300	—	4,300	—
Net income (loss) from discontinued operations	$(18,265)	$87	$(18,027)	$210

NOTE 6 – Acquisitions

During the six months ended January 31, 2006 the Company acquired the assets of two vehicle salvage disposal companies. These two companies consisted of six separate facilities. Aggregate consideration for the acquisitions consisted of $22.4 million in cash. During the six months ended January 31, 2005 the Company made no acquisitions.

The results of operations of the acquired facilities have been included in the Company’s consolidated financial statements from their respective acquisition dates.

 The acquired net assets consisted of accounts and advance receivables, vehicle costs, goodwill and covenants not to compete.  The acquisition was accounted for using the purchase method of accounting.  The excess of the purchase price over the estimated fair value of the net identifiable assets acquired of $18.8 million has been recorded as goodwill.  The Company estimates that the entire goodwill balance relating to these acquisitions will be deductible for tax purposes.  In addition the Company paid $1.2 million for covenants not to compete relating to these acquisitions, which are being amortized over five years.

Pro forma financial information for these acquisitions did not result in a significant change from actual results for the quarter or six months ended January 31, 2006.

NOTE 7 – Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of August 1, 2004	$89,592
Goodwill acquired during the period	3,684
Balance as of August 1, 2005	$93,276
Goodwill acquired during the period	18,824
Balance as of January 31, 2006	$112,100

The goodwill balances above exclude the reclassification of goodwill related to the discontinued operations as discussed in note 5 above.

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2006	July 31, 2005
Amortized intangibles:
Covenants not to compete	$9,850	$8,650
Accumulated amortization	(7,649)	(7,342)
Net intangibles	$2,201	$1,308

Aggregate amortization expense on intangible assets was $0.3 million and $0.5 million for the six months ended January 31, 2006 and 2005, respectively. The average life of the covenants not to compete is approximately five years. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2006 (six months remaining)	$373
2007	681
2008	410
2009	323
2010	289
Thereafter	125
Total	$2,201

NOTE 8 – Stock-Based Compensation:

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

The Copart, Inc. Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to an aggregate of 1.5 million shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP.

On August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payments”, or SFAS 123(R), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended January 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”, net of estimated forfeitures. Share-based compensation expense for all share-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005 we recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.  For options issued prior to August 1, 2005 we recognize compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total share-based compensation expense resulting from stock options and non-vested stock awards, included in our Consolidated Statements of Income (in thousands):

	Three months ended January 31, 2006	Six months ended January 31, 2006

Yard operations	$242	$467
General and administration	655	1,154
Total share-based compensation expense	$897	$1,621

As a result of adopting SFAS 123(R) on August 1, 2005, the Company’s net income for the three and six months ended January 31, 2006, was $0.6 million and $1.1 million, respectively, lower than if it had continued to account for share-based compensation under Opinion 25. If the Company had not adopted SFAS 123(R), basic earnings per share for the three and six months ended January 31, 2006 would have been $0.09 and $0.35 as compared to $0.09 and $0.34. If the Company had not adopted SFAS 123(R), diluted earnings per share for the three and six months ended January 31, 2006 would have been $0.09 and $0.34 as compared to $0.08 and $0.33.

Net cash proceeds from the exercise of stock options were $1.4 million and $0.3 million for the three months and $3.1 million and $0.6 million for the six months ended January 31, 2006, and January 31, 2005, respectively. We realized an income tax benefit of $0.3 million and $0.02 million from stock option exercises during the three months and $0.9 million and $0.3 million for the six months ended January 31, 2006, and January 31, 2005, respectively. In accordance with SFAS 123(R), we present excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

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

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and six month periods ended January 31, 2005 (in thousands, except per share amounts):

	Three months ended January 31, 2005	Six months ended January 31, 2005
Net income as reported	$23,553	$46,223
Add: total employee share-based compensation expense included in net income as reported, net of related tax effects	—	—
Deduct: Total employee share-based compensation expense determined under fair value method for all awards, net of related tax effects	(673)	(1,318)
Pro forma net income	$22,880	$44,905
Pro forma net income per share:
Basic — as reported	$0.26	$0.51
Basic — pro forma	$0.25	$0.50
Diluted — as reported	$0.25	$0.50
Diluted — pro forma	$0.25	$0.48

The fair value of stock-based awards was estimated using the Black-Scholes model with the following assumptions for the six months ended January 31, 2006 and January 31, 2005, respectively:

	Six months ended January 31, 2006	Six months ended January 31, 2005
Expected life (in years)	3.2 – 5.6	5.0
Interest rate	3.2- 4.4%	3.5%
Volatility	34% - 39%	41%
Dividend yield	0%	0%
Weighted-average fair value at grant date	$9.98	$4.69

Expected Term - The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Volatility – The Company uses the trading history and implied volatility of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected Dividend – The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Stock option activity for the six months ended January 31, 2006, is as follows:

	Shares (in 000’s)	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value (in 000’s)
Outstanding at July 31, 2005	5,438	$11.09
Grants of options	854	$23.97
Exercises	(222)	$14.11
Forfeitures or expirations	(27)	$17.11

Outstanding at January 31, 2006	6,043	$12.77	5.87	$75,031

Exercisable at January 31, 2006	4,095	$9.92	4.63	$62,539

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on January 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was $2.5 million and $0.6 million for the six months ended January 31, 2006 and 2005, respectively.

As required by SFAS 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

As of January 31, 2006, $9.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average term of 3.4 years.

As of January 31, 2006, the amount of shares under the various plans is sufficient to cover future stock option exercises. The Company, will issue new shares of common stock to satisfy such future exercises.

NOTE 9 – Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time. The Company repurchased 366,000 shares during the six months ended January 31, 2006 at a weighted average price of $24.24. As of January 31, 2006, the Company had repurchased a total of 4.0 million shares at a weighted average price of $9.92. Five million shares remain authorized for repurchase.

NOTE 10 – Comprehensive Income:

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Net income, as reported	$7,853	$23,553	$30,667	$46,223
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	18	(19)	28	157
Total other comprehensive income	$7,871	$23,534	$30,695	$46,380

Note 11 – Recent Accounting Pronouncements:

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 12 – Investment in Unconsolidated Entity:

During the three months ended October 31, 2005 the Company committed to invest $9.0 million for a 50% equity interest in a limited liability corporation (the “LLC”) of which $3.0 million was contributed during the three months ended October 31, 2005 and $6.0 million was contributed during the three months ended January 31, 2006. The Company has no further contractual funding commitment.  Based on the Company’s evaluation of the LLC and related agreements, management believes the LLC does not constitute a Variable Interest Entity as defined in FASB Interpretation No.46, “Consolidation of Variable Interest Entities”.  As a result, the Company’s investment has been accounted for under the equity method prescribed by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

Note 13 – Legal Proceedings:

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

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873).  Relief sought included a patent infringement judgment, an injunction prohibiting the Company from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, the Company denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by the Company of Manheim’s assigned U.S. Patent No. 6,006,201. No trial date has yet been set.

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

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the caption “Factors That May Affect Future Results” beginning on page 21 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

Acquisitions and New Operations

We have experienced significant growth as we have acquired or opened 22 facilities since the beginning of fiscal 2004. All of the acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2006, we acquired facilities in or near Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg, Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska and opened new facilities in Lansing, Michigan and Honolulu, Hawaii. In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; and Hialeah, Florida. In fiscal 2004 we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio; and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana. We believe that these acquisitions and openings strengthen our coverage as we have 120 facilities located in North America and are able to provide national coverage for our suppliers.

We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

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

In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, we determined that we are not able to separate the services into separate units of accounting because we do not have fair value for undelivered items. As a result, we do not recognize seller fees until the final seller service has been delivered, which generally occurs upon collection of the sales proceeds from the buyer for the seller.

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

We apply the provisions of Financial Accounting Standards Board (“FASB”), SFAS No. 151, “Inventory Costs” (“SFAS 151”) to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The adoption of SFAS 151 increased yard expenses in the three- and six-month periods ended January 31, 2006 as the Company incurred additional subhauling, payroll, equipment, and facilities costs associated with hurricanes Katrina and Rita.

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

Valuation of Goodwill and Intangibles

We evaluate separately the impairment of goodwill of our salvage and our public sales operating segments, annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of an operating segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

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

Share-Based Compensation

We account for our share-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on financial position and results of operations.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our financial position, results of operations or cash flows could be impacted.

Results of Operations

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Revenues were approximately $125.1 million during the three months ended January 31, 2006, an increase of approximately $17.4 million, or 16.2%, over the three months ended January 31, 2005. The increase was due to increased vehicle sales volume and increased revenue per transaction driven by increased auction proceeds per vehicle. The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in proceeds per vehicle was the result of the impact of VB2, which allows more buyers to participate in the auctions. Existing facilities contributed approximately $8.8 million of the revenue growth and new facilities in or near Ocala, Florida; Knoxville, Tennessee; Lexington, Kentucky; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; Columbia, Missouri; Honolulu, Hawaii; Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland and Lansing, Michigan contributed approximately $8.6 million of revenue growth.

Yard expenses were approximately $74.5 million during the three months ended January 31, 2006, an increase of approximately $14.5 million, or 24.1%, over the three months ended January 31, 2005. Yard expenses increased to 59.6% of revenues during the three months ended January 31, 2006, as compared to 55.7% of revenues during the three months ended January 31, 2005. The increases in yard expenses were primarily attributable to the cost of handling increased volume, a general increase in subhauling costs and the incremental abnormal costs incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs were approximately $4.9 million in the three months ended January 31, 2006 and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 90% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. We expect the majority of these vehicles to be sold in the next three quarters. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and administrative expenses were approximately $13.6 million during the three months ended January 31, 2006, an increase of approximately $2.4 million, or 21.4%, over the three months ended January 31, 2005. The increase was primarily due to increases in telecommunication costs, information technology payroll costs, SFAS 123(R) stock compensation costs, outside legal expense associated with pending litigation and general corporate expansion. General and administrative expenses increased to 10.8% of revenues during the three months ended January 31, 2006, as compared to 10.4% of revenues during the three months ended January 31, 2005.

Total other income was approximately $1.7 million during the three months ended January 31, 2006, a decrease of approximately $0.1 million, from the three months ended January 31, 2005. The decrease was due primarily to a $0.8 million equity method loss recognized from an equity investment in an unconsolidated privately-held entity. We expect to recognize additional equity method losses on this investment as the entity incurs development stage operating losses. This loss was offset by an increase in interest income of approximately $0.8 million due to higher interest rates and a higher average cash balance. Other income, which consists primarily of rental income and gain on the sale of non fleet assets, decreased approximately $0.2 million.

Our effective combined federal, state and local income tax rates for the three months ended January 31, 2006 and 2005 was approximately 32.6% and 38.8%, respectively. The decrease in effective tax rate is primarily the result of recording a $1.8 million out-of-period reduction to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years.

During the three months ended January 31, 2006 we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements. The assets of the MAG locations to be disposed of have been classified as assets held for sale in the balance sheets as of January 31, 2006 and 2005 pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Under SFAS No 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 as of the second quarter of 2006. We used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of our applicable reporting unit in the interim impairment test of goodwill.

The impairment test indicated that the carrying value of the MAG assets exceeded their implied fair values. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. We also determined that the value of the remaining MAG covenants not to compete were impaired and recorded an impairment expense in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

Due to the foregoing factors, we realized net income of approximately $7.9 million for the three months ended January 31, 2006, compared to net income of approximately $23.5 million for the three months ended January 31, 2005.

Six Months Ended January 31, 2006 Compared to Six Months Ended January 31, 2005

Revenues were approximately $241.8 million during the six months ended January 31, 2006, an increase of approximately $32.5 million, or 15.5%, over the six months ended January 31, 2005. The increase was due to increased vehicle sales volume and increased revenue per transaction driven by increased auction proceeds per vehicle. The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in proceeds per vehicle was primarily the result of the impact of VB2, which allows more buyers to participate in the auctions. Existing facilities contributed approximately $19.2 million of the revenue growth and new facilities in or near Strongsville, Ohio; Anchorage, Alaska; Ocala, Florida; Knoxville, Tennessee; Lexington, Kentucky; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; Columbia, Missouri; Honolulu, Hawaii; Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland and Lansing, Michigan contributed approximately $13.3 million of revenue growth.

Yard expenses were approximately $143.7 million during the six months ended January 31, 2006, an increase of approximately $26.2 million, or 22.3%, over the six months ended January 31, 2005. Yard expenses increased to 59.4% of revenues during the six months ended January 31, 2006, as compared to 56.1% of revenues during the six months ended January 31, 2005. The increases in yard expenses were primarily attributable to the cost of handling increased volume, a general increase in subhauling costs and the incremental abnormal costs incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs were approximately $9.5 million in the six months ended January 31, 2006 and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 90% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. We expect the majority of these vehicles to be sold in the next three quarters. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and administrative expenses were approximately $27.1 million during the six months ended January 31, 2006, an increase of approximately $6.6 million, or 32.3%, over the six months ended January 31, 2005. The increase was primarily due to increases in telecommunication costs, information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs, outside legal expense associated with pending litigation and general corporate expansion. General and administrative expenses increased slightly to 11.2% of revenues during the six months ended January 31, 2006, as compared to 9.8% of revenues during the six months ended January 31, 2005.

Total other income was approximately $4.1 million during the six months ended January 31, 2006, an increase of approximately $0.3 million, from the six months ended January 31, 2005. The increase was due primarily to interest income of approximately $1.8 million due to higher interest rates and a higher average cash balance. This increase was offset by a $0.8 million equity method loss recognized from an equity investment in an unconsolidated privately-held entity. We expect to recognize additional equity method losses on this investment as the entity incurs development stage operating losses. Other income, which consists primarily of rental income and gain on the sale of non fleet assets, decreased approximately $0.6 million.

Our effective combined federal, state and local income tax rates for the six months ended January 31, 2006 and 2005 was approximately 35.2% and 38.8%, respectively. The decrease in effective tax rate is primarily the result of recording a $1.8 million out-of-period reduction to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years.

During the three months ended January 31, 2006 we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements. The assets of the MAG locations to be disposed of have been classified as assets held for sale in the balance sheets as of January 31, 2006 and 2005 pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Under Statement of Financial Accounting Standard (SFAS) No 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 as of the second quarter of 2006. We used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of our applicable reporting unit in the interim impairment test of goodwill.

The impairment test indicated that the carrying value of the MAG assets exceeded their implied fair values. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. We also determined that the value of the remaining MAG covenants not to compete were impaired and recorded an impairment expense in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

Due to the foregoing factors, we realized net income of approximately $30.7 million for the six months ended January 31, 2006, compared to net income of approximately $46.2 million for the six months ended January 31, 2005.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments decreased by approximately $50.2 million from July 31, 2005 to January 31, 2006, as a result of cash used for acquisitions; purchases of property and equipment; an equity investment in an unconsolidated privately-held entity and repurchases of common stock. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of January 31, 2006, we had working capital of approximately $292.4 million, including cash, cash equivalents and short-term investments of approximately $202.3 million. During the course of a quarter, we invest substantially all of our cash balances in AAA rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of a quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. Our primary source of cash is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

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

Operating Activities

Net cash provided by operating activities decreased by $20.8 million to $26.0 million during the six months ended January 31, 2006 when compared to the same period in fiscal 2005, due principally to the reduction in net income in 2006 and the timing of routine changes in working capital items. During the period we consumed cash through the growth in accounts receivable and vehicle pooling costs and we generated cash through the growth in deferred revenue. The movements in these accounts are driven primarily by the significant growth in vehicles held for sale which was impacted by the Hurricanes Katrina and Rita. The decrease in net income is primarily a result of the loss on discontinued operations in the amount of $22.3 million which was offset by increased revenue due to growth in vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.

Investing Activities

For the six months ended January 31, 2006, we purchased approximately $372.1 million in short-term investments. These purchases were partially offset by the sale of $266.6 million of short-term investments. We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $41.1 million and $25.3 million for the six months ended January 31, 2006 and 2005, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the six months ended January 31, 2006, we used cash for the acquisition of facilities in or near Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg , Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $22.4 million. During the six months ended January 31, 2005, we made no acquisitions.

During the six months ended January 31, 2006, we invested $9.0 million for a 50% equity investment in an unconsolidated privately-held development stage entity. We are not committed to provide any additional funding to this entity.

Financing Activities

In February 2003, our Board of Directors authorized us to repurchase up to nine million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time. We repurchased 366,000 shares during the six months ended January 31, 2006 at a weighted average price of $24.24. We accounted for the repurchase of our common stock by reducing common stock for $8.9 million. No shares were repurchased in fiscal 2005.

Net proceeds from the exercise of stock options were $3.1 million and $0.6 million for the six months ended January 31, 2006 and January 31, 2005, respectively. We also recognized a tax benefit of $0.9 million for the six months ended January 31, 2006 associated with disqualifying dispositions of incentive stock options.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2006 (in thousands):

Payments due by period

Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital leases	$5	$5	$—	$—	$—
Operating leases	$119,249	$23,300	$34,337	$23,831	$37,781

Amount of commitment expiration per period

Commercial commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit	$400	$400	$—	$—	$—

(1)   Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)   Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $10.6 million that matures in 2006. As of January 31, 2006, we had available $10.2 million under this facility, after taking into account $0.4 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. We are in compliance with these covenants.

Factors That May Affect Future Results

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the second quarter of fiscal 2006, vehicles supplied by our two largest suppliers accounted for approximately 20% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our financial position, results of operations or cash flows. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our operating results were adversely affected by abnormal expenses associated with Hurricanes Katrina and Rita during the three and six months ended January 31, 2006, and our operating margins in future periods could continue to be adversely affected by the hurricanes.

During the three and six months ended January 31, 2006, we recognized substantial additional costs associated with Hurricanes Katrina and Rita. These additional costs, characterized as “abnormal” under FAS 151, were recognized during the three and six months ended January 31, 2006, and include the additional subhauling, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes. We expect these costs to continue in future periods. These “abnormal” costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet. As of January 31, 2006, approximately 90% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects that the majority of these vehicles to be sold in the next three quarters. The normal costs that have been capitalized will be recognized as yard expense as the vehicles are sold. Legislation recently enacted in Louisiana will require that vehicles suffering water damage to the powertrain, computer, or electrical systems as a result of the hurricanes can only be dismantled or crushed. As a result, this legislation could have an adverse effect on selling prices for vehicles received from Louisiana as a result of the hurricanes, which could have an adverse effect on our margins until the hurricane damaged vehicles are sold.

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

The impairment we recognized in the January 2006 quarter was based on management estimates of the fair value of certain assets related to our MAG operation. If we are unable to sell these assets for a consideration equal to their estimated fair value, we could be required to recognize additional impairment charges in future periods.

During the quarter ended January 31, 2006, we adopted a formal plan to discontinue the operations of our public auction business, Motors Auction Group (MAG). We intend to convert certain MAG assets for use in our salvage business and to dispose of the balance of the assets. As a result, during the January quarter, we recognized a loss from discontinued operations, net of income tax effects, totaling $18.3 million. This loss reflects a write-down to fair value of certain assets we intend to dispose. Our management, in consultation with an independent valuation expert, estimated the fair value of the assets to be disposed based on certain assumptions. Many of the assets to be disposed have a specific, identifiable use related to MAG’s operating businesses, and the market of potential buyers for these assets may be limited. If the fair value determined based on these assumptions and estimates is greater than the value we actually realize on disposition, we could be required to recognize additional charges for impairment, which could have an adverse effect on our operating results in future periods.

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

Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our PIP contracts the cost of towing the vehicle to one of our facilities is included in the Percentage Incentive Program fee. We may incur increased fees which we will not be able to pass on to the insurance companies. A material increase in tow rates could have a material impact on our operating results.

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

We may also encounter significant competition for local, regional and national supply agreements with vehicle suppliers. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of salvage vehicle sales facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our financial position, results of operations or cash flows. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, financial position, results of operations or cash flows. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

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

•  secure adequate capital; and

•  maintain the supply of vehicles from vehicle suppliers;

Our inability to control or manage these growth factors effectively could have a material adverse effect on our financial position, results of operations or cash flows.

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

Implementation of VB2 across our salvage operations has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include pending patent applications for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. We are in the process of prosecuting an initial patent application relating to VB2 and cannot predict whether a patent will actually issue from that application. Even if a patent is issued, the scope of the protection gained may be insufficient or any issued patent could subsequently be deemed invalid or unenforceable. In addition, we are increasingly entering agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our financial position, results of operations or cash flows.

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

The Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had an adverse effect on our financial position, results of operations or cash flows, but future pronouncements or interpretations could require us to change our policies or procedures. Moreover, we continually review our critical accounting policies in light of the accounting literature and changes in our operations.

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

The operation of our storage facilities poses certain environmental risks, which could adversely affect our financial position, results of operations or cash flows.

Our operations are subject to federal, state, provincial and local laws and regulations regarding the protection of the environment. In the salvage vehicle sales industry, large numbers of wrecked vehicles are stored at storage facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. Environmental issues resulting from fuel spills, oil spillage, or similar problems are also present at our public sales facilities. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our financial position, results of operations or cash flows.

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

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our financial position, results of operations or cash flows, could be impacted. Further, we rely on independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures. If these actuaries provide guidance based on erroneous assumptions, use models mathematically flawed or otherwise provide advice that is inaccurate or unrepresentative, then it could have an adverse impact on our financial position, results of operations or cash flows.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 24% of our common stock as of January 31, 2006. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures, imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our financial position, results or operations or cash flows and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of January 31, 2006, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada, which has not been significant. We do not hedge our exposure to the Canadian dollar. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting Copart from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, Copart denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by us of Manheim’s assigned U.S. Patent No. 6,006,201. No trial date has yet been set.

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

ITEM 1A. RISK FACTORS

The disclosure in Item 2 of Part I under the caption “Factors That May Affect Future Results” is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2006
First Quarter	—	—	—	—
Second Quarter	366,000	$24.24	4,038,300	4,961,700
Fiscal 2005
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ADDED TO CURRENT QUARTER

(a)           The Annual Meeting of Shareholders of the Company was held on December 6, 2005 (the “Meeting”).

(b)           The following directors were elected at the Meeting:

Willis J. Johnson
A. Jayson Adair
Harold Blumenstein
Steven D. Cohan
James Grosfeld
James E. Meeks
Jonathan Vannini

(c)           The results of the vote on the matters voted upon at the meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	78,853,848	4,347,222
	A. Jayson Adair	78,829,447	4,371,623
	Harold Blumenstein	79,510,035	3,691,035
	Steven D. Cohan	79,318,769	3,882,301
	James Grosfeld	79,471,758	3,729,312
	James E. Meeks	77,604,114	5,596,956
	Jonathan Vannini	79,509,394	3,691,676

(ii)	To approve Copart’s Executive Bonus Plan:

For	Against	Abstained	No Vote

80,416,854	2,190,529	593,687	-0-

(iii)	Ratification of KPMG LLP as independent auditors for the Company for the current fiscal year ending July 31, 2006:

For	Against	Abstained	No Vote

81,091,440	2,024,529	85,101	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated November 7, 2005 relating to the Meeting.

On February 2, 2006 the Company filed a Current Report on Form 8-K announcing the dismissal of KPMG LLP as its independent registered accounting firm and the engagement of Ernst & Young LLP as the Company’s independent registered accounting firm.

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

Date: March 10, 2006