Form 10-Q
period 2006-04-30
COPART INC
filed 2006-06-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b — 2 of the Exchange Act).

YES   ☐        NO   ☒

Number of shares of Common Stock outstanding as of June 8, 2006: 90,378,563

Copart, Inc. and Subsidiaries
Index to the Quarterly Report
April 30, 2006

Description

PART I — Financial Information

Item 1 — Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Acquisitions and New Operations
Critical Accounting Policies and Estimates
Results of Operations
Liquidity and Capital Resources

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in Internal Controls

PART II — Other Information

Item 1 — Legal Proceedings

Item 1A — Risk Factors

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 — Exhibits
Signatures

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	April 30, 2006	July 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$124,012	$252,548
Short-term investments	127,900	—
Accounts receivable, net	112,845	89,002
Vehicle pooling costs	32,692	25,983
Prepaid expenses and other assets	6,550	8,595
Assets held for sale	3,696	32,434
Total current assets	407,695	408,562
Property and equipment, net	320,886	284,245
Intangibles, net	2,063	1,308
Goodwill	112,230	93,276
Deferred income taxes	5,929	—
Land purchase options and other assets	21,060	6,138
Total assets	$869,863	$793,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,687	$56,964
Deferred revenue	20,729	12,478
Income taxes payable	1,292	7,248
Deferred income taxes	8,849	3,296
Other current liabilities	126	126
Total current liabilities	93,683	80,112
Deferred income taxes	—	2,878
Other liabilities	1,174	1,160
Total liabilities	94,857	84,150
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 90,350 and 90,338 shares issued and outstanding at April 30, 2006 and July 31, 2005, respectively	272,344	272,017
Accumulated other comprehensive income	280	354
Retained earnings	502,382	437,008
Total shareholders’ equity	775,006	709,379
Total liabilities and shareholders’ equity	$869,863	$793,529

See accompanying notes to consolidated financial statements.

Copart, Inc., and Subsidiaries
Consolidated Statements of Income
(in thousands except per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

Revenues	$149,512	$127,772	$391,351	$337,156

Operating costs and expenses:
Yard operations	80,048	68,833	223,779	186,366
General and administrative	16,113	11,483	43,207	31,955
Total operating expenses	96,161	80,316	266,986	218,321
Operating income	53,351	47,456	124,365	118,835

Other income (expense):
Interest income, net	1,805	1,214	5,385	3,030
Other income, net	111	701	1,499	2,690
Equity in losses of unconsolidated investment	(1,578)	—	(2,428)	—
Total other income	338	1,915	4,456	5,720
Income from continuing operations before income taxes	53,689	49,371	128,821	124,555
Income taxes	20,509	18,658	46,950	47,829
Income from continuing operations	33,180	30,713	81,871	76,726
Discontinued operations:
Income (loss) from discontinued operations, net of income tax effects	1,530	192	(16,497)	401
Net income	$34,710	$30,905	$65,374	$77,127
Earnings per share-basic
Income from continuing operations	$0.37	$0.34	$0.91	$0.86
Income (loss) from discontinued operations	0.01	0.00	(0.19)	0.00
Basic net income per share	$0.38	$0.34	$0.72	$0.86
Weighted average shares outstanding	90,293	90,179	90,360	90,127

Earnings per share-diluted
Income from continuing operations	$0.36	$0.33	$0.88	$0.83
Income (loss) from discontinued operations	0.01	0.00	(0.18)	0.00
Diluted net income per share	$0.37	$0.33	$0.70	$0.83
Weighted average shares and dilutive potential common shares outstanding	92,884	93,100	92,883	92,931

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$65,374	$77,127
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued operations	19,342	(401)
Depreciation and amortization	22,920	23,626
Deferred rent	14	87
Share-based compensation	2,482	—
Loss (gain) on sale of property and equipment	355	(697)
Deferred income taxes	(3,254)	1,731
Equity in loss of unconsolidated entity	2,428	—
Changes in operating assets and liabilities:
Accounts receivable	(22,652)	(11,860)
Vehicle pooling costs	(5,782)	(1,021)
Prepaid expenses and other assets	2,073	(2,181)
Land purchase options and other assets	605	(29)
Accounts payable and accrued liabilities	5,921	6,459
Deferred revenue	8,265	3,038
Income taxes payable	(5,956)	6,297
Net cash provided by operating activities from continuing operations	92,135	102,176
Net cash provided by operating activities from discontinued operations	279	910
Net cash provided by operating activities	92,414	103,086
Cash flows from investing activities:
Purchases of short-term investments	(510,970)	(341,020)
Sales of short-term investments	383,070	513,620
Purchase of property and equipment	(59,522)	(42,122)
Proceeds from sales of property and equipment	599	5,520
Purchases of goodwill, intangibles, property and equipment and net current assets in connection with acquisitions	(22,859)	(3,393)
Investment in unconsolidated entity	(8,934)	—
Net cash (used in) provided by investing activities from continuing operations	(218,616)	132,605
Net cash provided by (used in) investing activities from discontinued operations	8	(48)
Net cash (used in) provided by investing activities	(218,608)	132,557
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,680	1,082
Proceeds from the issuance of Employee Stock Purchase Plan shares	817	662
Repurchases of common stock	(8,873)	—
Excess tax benefit from share-based payment arrangements	1,222	660
Principal payments on notes payable	—	(5)
Net cash (used in) provided by financing activities from continuing operations	(2,154)	2,399
Net cash provided by financing activities from discontinued operations	—	—
Net cash (used in) provided by financing activities	(2,154)	2,399
Effect of foreign currency changes on cash and cash equivalents	(188)	141

Net (decrease) increase in cash and cash equivalents	(128,536)	238,183
Cash and cash equivalents at beginning of period	252,548	5,720
Cash and cash equivalents at end of period	$124,012	$243,903

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$52,947	$39,390
Non-cash note receivable from sale of discontinued operations	$8,889	$—

See accompanying notes to consolidated financial statements.

Copart, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2006
(Unaudited)

NOTE 1 — General:

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

Principles of Consolidation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2006 and July 31, 2005, and its consolidated statements of income and cash flows for the three months and nine months ended April 30, 2006 and April 30, 2005. Interim results for the nine months ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company reclassified $32.4 million to assets held for sale from property and equipment, goodwill and intangibles as of July 31, 2005. These reclassifications had no impact on the Company’s results of operations or cash flows.

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

During the second quarter of fiscal 2006, the Company identified an error in the way it calculated certain deferred tax liabilities in 2001 and prior years. As a result of this discovery, the Company recorded an out-of-period reduction to deferred tax liabilities and income tax expense in the amount of $1.8 million. Without this tax benefit, income from continuing operations for the nine months ended April 30, 2006 would have been $80.1 million. Basic income per share from continuing operations for the nine months ended April 30, 2006 would have been $0.89. Diluted income per share from continuing operations would have been $0.86 for the nine months ended April 30, 2006. Basic net income per share for the nine months ended April 30, 2006 would have been $0.72. Diluted net income per share would have been $0.70 for the nine months ended April 30, 2006.

NOTE 2 — Vehicle Pooling Costs:

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

The operating results for the first, second and third quarters of 2006 were adversely affected by incremental costs, characterized as “abnormal” in Financial Accounting Standards (“FAS”) 151: “Inventory Costs,” incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are approximately $2.6 million and $12.0 million for the three and nine month periods ended April 30, 2006, respectively. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 64% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects the majority of these vehicles to be sold primarily in the next two quarters, provided that the Gulf Coast region does not experience additional hurricanes or severe weather. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

NOTE 3 — Net Income Per Share:

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding	90,293	90,179	90,360	90,127

Effect of dilutive securities - stock options	2,591	2,921	2,523	2,804

Diluted weighted average shares outstanding	92,884	93,100	92,883	92,931

Options to purchase 48,000 and 43,500 shares of common stock at a weighted average price of $27.21 and $23.77 per share were outstanding during the three months ended April 30, 2006 and 2005, respectively, and 53,000 and 63,000 shares of common stock at a weighted average price of $25.89 and $23.48 were outstanding during the nine months ended April 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 4 — Short-term Investments:

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

Short-term investments consist of the following (in thousands):

	April 30, 2006	July 31, 2005
Available-for-sale securities:
Auction rate securities	$127,900	$—
Total short-term investments	$127,900	$—

NOTE 5 — Discontinued Operations and Goodwill Impairment

During the prior quarter the Company adopted a formal plan to discontinue the operations of its public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements. The assets of the MAG locations to be disposed of have been classified as assets held for sale in the balance sheets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

During the current quarter, the Company sold the business and related assets including the real estate of one of the MAG locations. The Company received a $12 million promissory note from the buyer as purchase consideration. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011. At maturity the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values.  The portion of the consideration allocated to the real estate sale totaled $7.1 million. The Company deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized as the Company receives payments of principal on the $7.1 million portion of the amount allocated to the real estate. The remaining consideration of $4.9 million is allocated to the sale of the business. The Company recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. As of April 30, 2006 two MAG locations remain, as two of the original six MAG locations were sold and two are being converted into salvage facilities.

Summarized results of operations for MAG is set forth below (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Net revenue	$2,000	$2,700	$6,200	$7,400
Income (loss) before income taxes	3,501	192	(18,826)	401
Income tax (expense) benefit	(1,971)	—	2,329	—
Net income (loss) from discontinued operations	$1,530	$192	$(16,497)	$401

NOTE 6 — Acquisitions

During the nine months ended April 30, 2006 the Company acquired the assets of three vehicle salvage disposal companies. These three companies consisted of seven separate facilities. Aggregate consideration for the acquisitions consisted of $22.9 million in cash. During the nine months ended April 30, 2005 the Company acquired the assets of one vehicle salvage disposal company.

The results of operations of the acquired facilities have been included in the Company’s consolidated financial statements from their respective acquisition dates.

The acquired net assets consisted of accounts and advance receivables, vehicle costs, goodwill and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired of $19.0 million has been recorded as goodwill. The Company estimates that the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition the Company paid $1.3 million for covenants not to compete relating to these acquisitions, which are being amortized over five years.

Pro forma financial information for these acquisitions did not result in a significant change from actual results for the quarter or nine months ended April 30, 2006.

NOTE 7 — Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of August 1, 2004	$89,592
Goodwill acquired during the period	3,684
Balance as of August 1, 2005	$93,276
Goodwill acquired during the period	18,954
Balance as of April 30, 2006	$112,230

The goodwill balances above exclude the reclassification of goodwill related to the discontinued operations as discussed in Note 5 above.

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2006	July 31, 2005
Amortized intangibles:
Covenants not to compete	$9,900	$8,650
Accumulated amortization	(7,837)	(7,342)
Net intangibles	$2,063	$1,308

Aggregate amortization expense on intangible assets was $0.2 million and $0.2 million for the three months and $0.5 million and $0.8 million for the nine months ended April 30, 2006 and 2005, respectively. The average life of the covenants not to compete is approximately five years. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2006 (three months remaining)	$189
2007	689
2008	418
2009	336
2010	300
Thereafter	131
Total	$2,063

NOTE 8 — Stock-Based Compensation:

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

The Copart, Inc. Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to an aggregate of 1.5 million shares of Common Stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP.

On August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payments”, or SFAS 123(R), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended April 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”, net of estimated forfeitures. Share-based compensation expense for all share-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005 the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005 the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total share-based compensation expense resulting from stock options and non-vested stock awards, included in the Company’s Consolidated Statements of Income (in thousands):

	Three months ended April 30, 2006	Nine months ended April 30, 2006

Yard operations	$175	$642
General and administration	686	1,840
Total share-based compensation expense	$861	$2,482

As a result of adopting SFAS 123(R) on August 1, 2005, the Company’s net income for the three and nine months ended April 30, 2006, was $0.5 million and $1.6 million, respectively, lower than if it had continued to account for share-based compensation under Opinion 25. If the Company had not adopted SFAS 123(R), basic earnings per share for the three and nine months ended April 30, 2006 would have been $0.39 and $0.74 as compared to $0.38 and $0.72. If the Company had not adopted SFAS 123(R), diluted earnings per share for the three and nine months ended April 30, 2006 would have been $0.38 and $0.72 as compared to $0.37 and $0.70.

Net cash proceeds from the exercise of stock options were $1.6 million and $0.5 million for the three months ended April 30, 2006 and 2005, respectively and $4.7 million and $1.1 million for the nine months ended April 30, 2006, and 2005, respectively. We realized an income tax benefit of $0.4 million from stock option exercises during the three months ended April 30, 2006 and 2005 and $1.2 million and $0.7 million for the nine months ended April 30, 2006, and April 30, 2005, respectively. In accordance with SFAS 123(R), we present excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

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

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and nine month periods ended April 30, 2005 (in thousands, except per share amounts):

	Three months ended April 30, 2005	Nine months ended April 30, 2005
Net income as reported	$30,905	$77,127
Add: total employee share-based compensation expense included in net income as reported, net of related tax effects	—	—
Deduct: Total employee share-based compensation expense determined under fair value method for all awards, net of related tax effects	(462)	(1,608)
Pro forma net income	$30,443	$75,519
Pro forma net income per share:
Basic — as reported	$0.34	$0.86
Basic — pro forma	$0.34	$0.84
Diluted — as reported	$0.33	$0.83
Diluted — pro forma	$0.33	$0.81

The fair value of stock-based awards was estimated using the Black-Scholes model with the following assumptions for the nine months ended April 30, 2006 and 2005, respectively:

	Nine months ended April 30, 2006	Nine months ended April 30, 2005
Expected life (in years)	3.2 – 5.9	5.0
Interest rate	3.2 – 4.85%	3.7%
Volatility	34% – 46%	40%
Dividend yield	0%	0%
Weighted-average fair value at grant date	$10.07	$4.82

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Volatility — The Company uses the trading history and implied volatility of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected Dividend — The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Stock option activity for the nine months ended April 30, 2006, is as follows:

	Shares (in 000’s)	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value (in 000’s)
Outstanding at July 31, 2005	5,463	$11.09
Grants of options	902	$24.15
Exercises	(340)	$14.22
Forfeitures or expirations	(89)	$17.78

Outstanding at April 30, 2006	5,936	$12.80	5.60	$83,424

Exercisable at April 30, 2006	4,176	$10.05	4.41	$70,167

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on April 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised was $4.3 million and $1.4 million for the nine months ended April 30, 2006 and 2005, respectively.

As required by SFAS 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

As of April 30, 2006, $9.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average term of 3.2 years.

As of April 30, 2006, the amount of shares under the various plans is sufficient to cover future stock option exercises. The Company, will issue new shares of common stock to satisfy such future exercises.

NOTE 9 — Common Stock Repurchases:

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time. The Company repurchased 366,000 shares during the nine months ended April 30, 2006 at a weighted average price of $24.24. As of April 30, 2006, the Company had repurchased a total of 4.0 million shares at a weighted average price of $9.92. Five million shares remain authorized for repurchase.

NOTE 10 — Comprehensive Income:

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Net income, as reported	$34,710	$30,905	$65,374	$77,128
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(102)	55	(74)	213
Total other comprehensive income	$34,608	$30,960	$65,300	$77,341

NOTE 11 — Recent Accounting Pronouncements:

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

NOTE 12 — Investment in Unconsolidated Entity:

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

NOTE 13 — Legal Proceedings:

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

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting the Company from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, the Company denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by the Company of Manheim’s assigned U.S. Patent No. 6,006,201, The Court denied this request on May 30, 2006. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought included class certification, damages, fees, costs and expenses. On October 20, 2005, the Company denied the claims and on May 12, 2006 the Company filed a motion for summary judgment. No trial date has been set.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the caption “Risk Factors” beginning on page 24 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

During the three months ended January 31, 2006 we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements. The assets of the MAG locations to be disposed of have been classified as assets held for sale in the balance sheets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions and new openings made by us during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired or opened 23 facilities since the beginning of fiscal 2004. All of the acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated service to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2006, we acquired facilities in or near Billings, Montana; Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg, Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska and opened new facilities in Lansing, Michigan and Honolulu, Hawaii. In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; and Hialeah, Florida. In fiscal 2004 we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio; and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana. We believe that these acquisitions and openings strengthen our coverage as we have 120 facilities located in North America and are able to provide national coverage for our suppliers.

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

We apply the provisions of Financial Accounting Standards Board (“FASB”), SFAS No. 151, “Inventory Costs” (“SFAS 151”) to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The adoption of SFAS 151 increased yard expenses in the three- and nine-month periods ended April 30, 2006 as the Company incurred additional subhauling, payroll, equipment, and facilities costs associated with hurricanes Katrina and Rita.

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

Results of Operations

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Revenues were approximately $149.5 million during the three months ended April 30, 2006, an increase of approximately $21.7 million, or 17.0%, over the three months ended April 30, 2005. The increase was due to increased vehicle sales volume and increased revenue per transaction driven by increased auction proceeds per vehicle. The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in recent periods in proceeds per vehicle has been largely attributable to VB2, which allows more buyers to participate in the auctions. Given that VB2 has now been implemented across all of our yards for approximately two years, we do not expect to continue to experience the same incremental favorable impact from VB2 that we have experienced in prior periods. Existing facilities contributed approximately $15.6 million of the revenue growth and new facilities in or near Spokane, Washington; Tallahassee, Florida; Hialeah, Florida; Columbia, Missouri; Honolulu, Hawaii; Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Lansing, Michigan and Billings, Montana contributed approximately $6.1 million of revenue growth.

Yard expenses were approximately $80.0 million during the three months ended April 30, 2006, an increase of approximately $11.2 million, or 16.3%, over the three months ended April 30, 2005. Yard expenses decreased to 53.5% of revenues during the three months ended April 30, 2006, as compared to 53.9% of revenues during the three months ended April 30, 2005. The increase in yard expenses were primarily attributable to the cost of handling increased volume, a general increase in subhauling costs and the incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs were approximately $2.6 million in the three months ended April 30, 2006 and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 64% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. We expect the majority of these vehicles to be sold primarily in the next two quarters. If the Gulf Coast region were to experience additional hurricanes or adverse weather conditions during the recently commenced hurricane season, we may be unable to sell the existing vehicles within the currently anticipated time frame, which may have an adverse effect on our operating results. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and administrative expenses were approximately $16.1 million during the three months ended April 30, 2006, an increase of approximately $4.6 million, or 40.3%, over the three months ended April 30, 2005. The increase was primarily due to increases in telecommunication costs, information technology payroll costs, SFAS 123(R) stock compensation costs, outside legal expense associated with pending litigation and general corporate expansion. General and administrative expenses increased to 10.8% of revenues during the three months ended April 30, 2006, as compared to 9.0% of revenues during the three months ended April 30, 2005. The increase in general and administrative expenses as a percentage of total revenues reflects in part changes in the nature of our business. In particular, the introduction of VB2 resulted in a reduction in certain yard expenses but increased our general and administrative expenses as we continue to make technology infrastructure investments and hire additional personnel to enhance and maintain VB2 and other products for use in our auctions.

Total other income was approximately $0.3 million during the three months ended April 30, 2006, a decrease of approximately $1.6 million, from the three months ended April 30, 2005. The decrease was due primarily to a $1.6 million equity method loss recognized from an equity investment in an unconsolidated privately-held entity. We expect to recognize additional equity method losses on this investment as the entity incurs development stage operating losses. This loss was offset by an increase in interest income of approximately $0.6 million due to higher interest rates and a higher average cash balance. Other income, which consists primarily of rental income and gain on the sale of non fleet assets, decreased approximately $0.6 million, resulting from a loss on disposal of fixed assets in the current quarter.

Our effective combined federal, state and local income tax rates for the three months ended April 30, 2006 and 2005 was approximately 38.2% and 37.8%, respectively.

During the three months ended January 31, 2006 we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements. The assets of the MAG locations to be disposed of have been classified as assets held for sale in the balance sheets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

During the current quarter, we sold the business and related assets including the real estate of one of the MAG locations. We received a $12 million promissory note from the buyer as purchase consideration. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011. At maturity the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values.  The portion of the consideration allocated to the real estate sale totaled $7.1 million. We deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized as we receive payments of principal on the $7.1 million portion of the amount allocated to the real estate. The remaining consideration of $4.9 million is allocated to the sale of the business. We recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. As of April 30, 2006 two MAG locations remain, as two of the original six MAG locations were sold and two are being converted into salvage facilities.

Due to the foregoing factors, we realized net income of approximately $34.7 million for the three months ended April 30, 2006, compared to net income of approximately $30.9 million for the three months ended April 30, 2005.

Nine Months Ended April 30, 2006 Compared to Nine Months Ended April 30, 2005

Revenues were approximately $391.4 million during the nine months ended April 30, 2006, an increase of approximately $54.2 million, or 16.1%, over the nine months ended April 30, 2005. The increase was due to increased vehicle sales volume and increased revenue per transaction driven by increased auction proceeds per vehicle. The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in recent periods in proceeds per vehicle has been largely attributable to VB2, which allows more buyers to participate in the auctions. Given that VB2 has now been implemented across all of our yards for approximately two years, we do not expect to continue to experience the same incremental favorable impact from VB2 that we have experienced in prior periods. Existing facilities contributed approximately $40.8 million of the revenue growth and new facilities in or near Spokane, Washington; Tallahassee, Florida; Hialeah, Florida; Columbia, Missouri; Honolulu, Hawaii; Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Lansing, Michigan and Billings, Montana contributed approximately $13.4 million of revenue growth.

Yard expenses were approximately $223.8 million during the nine months ended April 30, 2006, an increase of approximately $37.4 million, or 20.1%, over the nine months ended April 30, 2005. Yard expenses increased to 57.2% of revenues during the nine months ended April 30, 2006, as compared to 55.3% of revenues during the nine months ended April 30, 2005. The increases in yard expenses were primarily attributable to the cost of handling increased volume, a general increase in subhauling costs and the incremental abnormal costs incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs were approximately $12.0 million in the nine months ended April 30, 2006 and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 64% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. We expect the majority of these vehicles to be sold primarily in the next two quarters. If the Gulf Coast region were to experience additional hurricanes or adverse weather conditions during the recently commenced hurricane season, we may be unable to sell the existing vehicles within the currently anticipated time frame, which may have an adverse effect on our operating results. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and administrative expenses were approximately $43.2 million during the nine months ended April 30, 2006, an increase of approximately $11.3 million, or 35.2%, over the nine months ended April 30, 2005. The increase was primarily due to increases in telecommunication costs, information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs, outside legal expense associated with pending litigation and general corporate expansion. General and administrative expenses increased to 11.0% of revenues during the nine months ended April 30, 2006, as compared to 9.5% of revenues during the nine months ended April 30, 2005. The increase in general and administrative expenses as a percentage of total revenues reflects in part changes in the nature of our business. In particular, the introduction of VB2 resulted in a reduction in certain yard expenses but increased our general and administrative expenses as we continue to make technology infrastructure investments and hire additional personnel to enhance and maintain VB2 and other products for use in our auctions.

Total other income was approximately $4.5 million during the nine months ended April 30, 2006, a decrease of approximately $1.3 million, from the nine months ended April 30, 2005. The decrease was due primarily to a $2.4 million equity method loss recognized from an equity investment in an unconsolidated privately-held entity. We expect to recognize additional equity method losses on this investment as the entity incurs development stage operating losses. This loss was offset by an increase in interest income of approximately $2.4 million due to higher interest rates and a higher average cash balance. Other income, which consists primarily of rental income and gain on the sale of non fleet assets, decreased approximately $1.2 million, resulting from a loss on disposal of fixed assets in the current quarter.

Our effective combined federal, state and local income tax rates for the nine months ended April 30, 2006 and 2005 was approximately 36.4% and 38.4%, respectively. The decrease in effective tax rate is primarily the result of recording a $1.8 million out-of-period reduction to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years during the prior quarter.

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

During the current quarter, we sold the business and related assets including the real estate of one of the MAG locations. We received a $12 million promissory note from the buyer as purchase consideration. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011. At maturity the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values.  The portion of the consideration allocated to the real estate sale totaled $7.1 million. We deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized as we receive payments of principal on the $7.1 million portion of the amount allocated to the real estate. The remaining consideration of $4.9 million is allocated to the sale of the business. We recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. As of April 30, 2006 two MAG locations remain, as two of the original six MAG locations were sold and two are being converted into salvage facilities.

Due to the foregoing factors, we realized net income of approximately $65.4 million for the nine months ended April 30, 2006, compared to net income of approximately $77.1 million for the nine months ended April 30, 2005.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments decreased by approximately $0.6 million from July 31, 2005 to April 30, 2006, as a result of cash used for acquisitions; purchases of property and equipment; an equity investment in an unconsolidated privately-held entity and repurchases of common stock. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of April 30, 2006, we had working capital of approximately $314.0 million, including cash, cash equivalents and short-term investments of approximately $251.9 million. During the course of a quarter, we invest substantially all of our cash balances in AAA rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of a quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

We believe that our currently available cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities decreased by $10.7 million to $92.4 million during the nine months ended April 30, 2006 when compared to the same period in fiscal 2005, due principally to the reduction in net income in 2006 and the timing of routine changes in working capital items. During the period we consumed cash through the growth in accounts receivable and vehicle pooling costs and we generated cash through the growth in deferred revenue. The movements in these accounts are driven primarily by the significant growth in vehicles held for sale which was impacted by the Hurricanes Katrina and Rita. The decrease in net income is primarily a result of the loss on discontinued operations in the amount of $19.3 million which was offset by increased revenue due to growth in vehicle sales volume, new service revenue and higher fees resulting from increased auction proceeds per vehicle.

Investing Activities

For the nine months ended April 30, 2006, we purchased approximately $511.0 million in short-term investments. These purchases were partially offset by the sale of $383.1 million of short-term investments. We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $59.5 million and $42.1 million for the nine months ended April 30, 2006 and 2005, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the nine months ended April 30, 2006, we used cash for the acquisition of facilities in or near Billings, Montana; Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg , Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $22.9 million. During the nine months ended April 30, 2005, we used cash for the acquisition of one facility in or near Lexington, Kentucky which had an aggregate cash cost of approximately $3.4 million.

During the nine months ended April 30, 2006, we invested $9.0 million for a 50% equity investment in an unconsolidated privately-held development stage entity. We are not committed to provide any additional funding to this entity.

Financing Activities

In February 2003, our Board of Directors authorized us to repurchase up to nine million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as we deem appropriate and may be discontinued at any time. We repurchased 366,000 shares during the nine months ended April 30, 2006 at a weighted average price of $24.24. We accounted for the repurchase of our common stock by reducing common stock for $8.9 million. No shares were repurchased in fiscal 2005.

Net proceeds from the exercise of stock options were $4.7 million and $1.1 million for the nine months ended April 30, 2006 and April 30, 2005, respectively. We also recognized a tax benefit of $1.2 million for the nine months ended April 30, 2006 associated with disqualifying dispositions of incentive stock options.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2006 (in thousands):

Payments due by period

Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital leases	$2	$2	$—	$—	$—
Operating leases	$119,071	$23,030	$34,303	$24,643	$37,095

Amount of commitment expiration per period

Commercial commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit	$9,000	$9,000	$—	$—	$—

(1)          Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2)          Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of $10.6 million that matures in 2006. As of April 30, 2006, we had available $10.5 million under this facility, after taking into account $0.1 million of outstanding letters of credit. We are subject to customary covenants, including the following financial covenants: 1) ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA); 2) profitable operation; 3) leverage ratio and 4) interest coverage ratio. We are in compliance with these covenants. On May 8, 2006 the remaining line of credit was reduced to zero and the line of credit was terminated in accordance with its terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of April 30, 2006, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada, which has not been significant. We do not hedge our exposure to the Canadian dollar. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting Copart from using any infringing product or service (including VB2 ), damages, fees, costs and expenses. On August 3, 2005, Copart denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortious interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by us of Manheim’s assigned U.S. Patent No. 6,006,201. The Court denied this request on May 30, 2006. No trial date has yet been set.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. On October 20, 2005 we denied the claims and on May 12, 2006 we filed a motion for summary judgment. No trial date has been set.

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

ITEM 1A. RISK FACTORS

We have listed below various risks and uncertainties relating to our businesses. This list is not inclusive of all the risks and uncertainties we face, but any of these could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the third quarter of fiscal 2006, vehicles supplied by our two largest suppliers accounted for approximately 23% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our financial position, results of operations or cash flows. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our operating results were adversely affected by abnormal expenses associated with Hurricanes Katrina and Rita during the three and nine months ended April 30, 2006, and our operating margins in future periods could continue to be adversely affected by the hurricanes.

During the three and nine months ended April 30, 2006, we recognized substantial additional costs associated with Hurricanes Katrina and Rita. These additional costs, characterized as “abnormal” under FAS 151, were recognized during the three and nine months ended April 30, 2006, and include the additional subhauling, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes. We expect these costs to continue in future periods. These “abnormal” costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet. As of April 30, 2006, approximately 64% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects that the majority of these vehicles to be sold primarily in the next two quarters. The Company’s expectation that we will sell the balance of the unsold hurricane-related vehicles primarily within the next two quarters is based on management’s current expectations, which assumes, among other things, that the Gulf Coast region will not experience additional adverse weather events, including any additional hurricanes as we enter the 2006 hurricane season. The normal costs that have been capitalized will be recognized as yard expense as the vehicles are sold. Legislation recently enacted in Louisiana will require that vehicles suffering water damage to the powertrain, computer, or electrical systems as a result of the hurricanes can only be dismantled or crushed. As a result, this legislation could have an adverse effect on selling prices for vehicles received from Louisiana as a result of the hurricanes, which could have an adverse effect on our margins until the hurricane damaged vehicles are sold.

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

Capacity at our salvage yards varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, as discussed above, Hurricanes Katrina and Rita had an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent salvage yards in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles, which could have an adverse effect on our operating results.

Factors such as mild weather conditions in the United States can have an adverse effect on our revenues and operating results as well as our revenue and earnings growth rates.

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and related growth rates and could have an adverse effect on our operating results. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

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

•       secure adequate capital; and

•       maintain the supply of vehicles from vehicle suppliers.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 24% of our common stock as of April 30, 2006. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its Common Stock during fiscal 2006:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2006
First Quarter	—	—	—	—
Second Quarter	366,000	$24.24	4,038,300	4,961,700
Third Quarter	—	—	—	—
Fiscal 2005
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

(a)  In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to nine million shares of its Common Stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts, as the Company deems appropriate and may be discontinued at any time.

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

Date: June 8, 2006