Form 10-K
period 2006-07-31
COPART INC
filed 2006-10-31
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K

ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2006
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

Registrant’s telephone number, including area code:
(707) 639-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in the Exchange Act Rule 12b-2).

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,361,457,000 based upon the last sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At October 30, 2006, registrant had 90,553,228 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Item 1A Business under the caption entitled “Risk Factors” beginning on page 15 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

We have grown our salvage vehicle sales business through a combination of acquisitions and the development of new facilities and also by increasing our buyer base and implementing additional value-added services for both buyers and suppliers. For fiscal year 2006, our revenues were approximately $528.6 million and our operating income was approximately $171.6 million from continuing operations. During the fiscal year ending July 31, 2006, we acquired seven salvage vehicle storage facilities and opened four new salvage vehicle storage facilities. We acquired storage sites located in Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland and Billings, Montana. We opened new vehicle storage sites in Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida.

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

We believe the implementation of VB2 across our salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles from us. We also believe that it has improved the efficiency of our operations. For fiscal 2006, sales of vehicles to buyers outside the state where the vehicle is located accounted for 50% of total vehicles sold (26% of salvage vehicles were sold to out of state buyers and 24% were sold to buyers out of country, based on registration).

We believe that we offer the highest level of service in the salvage vehicle sales and auction industry and have established our leading market position by:

•       providing coverage that facilitates supplier access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially-trained teams;

•       providing a comprehensive range of customer services that include merchandising services, efficient title processing, timely pick-up and delivery of vehicles and Internet sales;

•       establishing and efficiently integrating new facilities and acquisitions;

•       increasing the number of bidders that can participate at each sale through the ease and convenience of Internet bidding;

•       applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging and an electronic used vehicle parts locator service; and

•       providing the venue for insurance customers through our Virtual Insured Exchange “VIX” product to enter a vehicle into a live virtual sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

We adopted a formal plan in fiscal 2006 to discontinue the operations of our public auction business Motors Auction Group (“MAG”), a wholly owned subsidiary, and dispose of the related assets or convert them to our salvage business. We operated six public automobile sales facilities located in Detroit, Michigan; Chesapeake, Virginia; New Castle, Delaware; Greencastle, Pennsylvania; Pittsburgh, Pennsylvania and Richmond, Virginia. We sold the businesses located in Chesapeake, New Castle and Greencastle prior to the end of fiscal 2006. We converted Detroit, Pittsburgh and Richmond into salvage facilities. As of the end of fiscal 2006 no MAG operations remain.

We were organized as a California corporation in 1982 and became a public company in 1994. Our principal executive offices are located at 4665 Business Center Drive, Fairfield, California 94534, and our telephone number at that address is (707) 639-5000. We maintain a website, http://www.copart.com, where we make available, free of charge, our code of ethics and our Securities and Exchange Commission filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our website solely for the information of investors. Information contained on our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2003 through July 31, 2006.

Salvage Locations	Acquisition/ Opening Date	Geographic Service Area
Toronto, Canada	September 2003	Ontario, Canada
Eugene, Oregon	September 2003	Central Oregon
Helena, Montana	January 2004	Montana
Cleveland, Ohio	June 2004	Northeast Ohio and Northwestern Pennsylvania
Anchorage, Alaska	July 2004	Alaska
Strongsville, Ohio	January 2005	Northwest Ohio
Ocala, Florida	February 2005	Central Florida
Knoxville, Tennessee	February 2005	Eastern Tennessee
Lexington, Kentucky	April 2005	Northern and Central Kentucky
Loganville, Georgia	April 2005	Central Georgia
Spokane, Washington	July 2005	Eastern Washington and Northern Idaho
Tallahassee, Florida	July 2005	Gulf Region
Hialeah, Florida	July 2005	Southeast Florida
Columbia, Missouri	July 2005	Central Missouri
Honolulu, Hawaii	August 2005	Hawaii
Greenwood, Nebraska	September 2005	Eastern Nebraska
Grand Island, Nebraska	September 2005	Eastern Nebraska
York Haven, Pennsylvania	November 2005	Southern Pennsylvania
Chambersburg, Pennsylvania	November 2005	Southern Pennsylvania
Altoona, Pennsylvania	November 2005	Central Pennsylvania
Fruitland, Maryland	November 2005	Eastern Maryland
Lansing, Michigan	December 2005	Central Michigan
Billings, Montana	March 2006	Central Montana
Dover, Florida	July 2006	Western Florida
Jacksonville, Florida	July 2006	Northeast Florida

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

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 122 facilities located in the United States and Canada as of July 31, 2006. We are able to offer integrated services on a national basis to our vehicle suppliers, which allow us to respond to the needs of our suppliers and buyers with maximum efficiency. Our national coverage provides our suppliers with key advantages, including:

•       a reduction in administrative time and effort;

•       a reduction in overall vehicle towing costs;

•       convenient local facilities;

•       improved access to buyers throughout the world;

•       a prompt response in the event of a natural disaster or other catastrophe; and

•       consistency in salvage vehicle processing.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•       Internet bidding, Internet proxy bidding and virtual sales powered by VB2, which enhance the competitive bidding process;

•       online payment capabilities via our ePay product;

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

•       Offsite sales, which allow vehicle suppliers to sell any vehicle, boat, or heavy equipment without transporting it to one of our facilities;

•       Specialty sales, which allow buyers the opportunity to focus on select types of vehicles regardless of location, as we conduct a single national auction by vehicle type: i.e. motorcycles, heavy equipment, boats, recreational vehicles and rental cars; and

•       Interactive Online Counter Bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter bid the current high bidder.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating salvage vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 67 salvage vehicle storage facilities. As part of our acquisition and integration strategy, we seek to:

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

Percentage Fee Consignment.   Our Percentage Incentive Program (“PIP”) is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell all of the salvage vehicles of a vehicle supplier in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us.

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

CoPartfinder

CoPartfinder is our unique Internet “search engine” that enables users to locate used vehicle parts quickly and efficiently. CoPartfinder is accessible by the public through a Copart-sponsored website. CoPartfinder lists vehicles recently sold through VB2 and identifies certain purchasers. This allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. Parts buyers can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts supplier is identified for a specific part requirement, buyers may have the option to call, fax, or e-mail the dismantler/supplier. We believe that CoPartfinder provides an incentive for vehicle dismantlers to purchase their salvage vehicles through our sales process.

Supply Arrangements and Supplier Marketing

We obtain salvage vehicles from hundreds of different vehicle suppliers. State Farm Insurance Company accounted for 14%, 12% and 12% of our revenues for fiscal years 2006, 2005 and 2004, respectively. Of the total number of vehicles that we processed in fiscal years 2006, 2005 and 2004, we obtained approximately 83%, 79% and 85%, respectively, from insurance company suppliers. Our arrangements with our suppliers are typically subject to cancellation by either party upon 30 to 90 days notice.

We typically contract with the regional or branch office of an insurance company or other vehicle suppliers. The agreements are customized to each vehicle supplier’s particular needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle supplier in a designated geographic area.

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

Buyers

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, resale and export businesses. We believe that we have established a broad international and domestic buyer base by providing buyers of salvage vehicles with a variety of programs and services. To gain admission to one of our sales and become a registered buyer, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information and have, in most states, a vehicle dismantler’s, dealer’s, resale, repair or export license. Registration entitles a buyer to transact business at any of our sales subject to local licensing and permitting requirements. A buyer may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing and participation in trade show events.

Competition

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle suppliers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers include the ADESA Corporation; Auction Broadcasting Company; Insurance Auto Auctions, Inc.; Manheim Auctions and SADISCO. The largest national dismantlers include Greenleaf and

LKQ Corporation. These national dismantlers, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, may purchase salvage vehicles directly from insurance companies, thereby bypassing auction and sales companies entirely, including us.

Management Information Systems

Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces and proprietary business operating software that we developed and which tracks salvage sales vehicles throughout the sales process. We call this proprietary business operating software the Copart Auction System (“CAS”) and have implemented CAS at all of our salvage storage facilities. In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to CAS data and images in a variety of formats.

Our auction-style service product, VB2, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required. Our sale, Internet and imaging services are load balanced across different geographical data centers.

We have invested in a production data center that is designed to run the business in the event of an emergency. The facility’s electrical and mechanical systems are continually monitored. This facility is located in an area considered to be free of weather-related disasters and earthquakes.

Employees

As of July 31, 2006, we had approximately 2,133 full-time employees, of whom approximately 282 were engaged in general and administrative functions and approximately 1,851 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

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

Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

Ciano Dessources filed a lawsuit on May 21, 2003, in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc. which purported to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the named plaintiff contends were disposed of without complying with state laws. Relief sought includes class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. On August 9, 2006, Plaintiff’s motion for summary judgment was denied. A trial date has not been set. Copart believes the claim is without merit, and intends to continue to defend the lawsuit vigorously.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. Copart has filed a motion for summary judgment, the hearing for which has not been scheduled. Copart believes the claim is without merit, and intends to continue to defend the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC filed suit against Copart in the United States District Court for the Middle District of Louisiana alleging antitrust violations and unfair trade practices. Relief sought is class certification, damages, fees, costs and expenses. Plaintiff is in pro per and is demanding a total award of the now current value of 51% of Copart issued stock. Copart believes the claim is without merit, and intends to defend the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. Copart filed an answer on September 1, 2006 denying the claim. Copart believes the claim is without merit, and intends to continue to defend this lawsuit vigorously.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting us from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, we denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortuous interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by us of Manheim’s assigned U.S. Patent No. 6,006,201, The Court denied this request on May 30, 2006. On June 27, 2006, Manheim Services Corp dismissed all claims against us alleging patent infringement and we dismissed all of our counterclaims against Manheim Services Corp alleging antitrust violations. The matter was resolved amicably with express denials of liability from both parties.

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

Item 1A.             Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal 2006, vehicles supplied by our two largest suppliers accounted for approximately 21% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our strategic shift from live salvage sales to an entirely Internet-based sales model presents new risks, including substantial technology risks.

In fiscal 2004, we converted all our salvage sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represents a significant change in the way we conduct business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

•       Our general and administrative expenses have tended to increase as a percentage of revenue as our information technology payroll has increased.

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

Our operating results were adversely affected by abnormal expenses associated with hurricanes Katrina and Rita during the year ended July 31, 2006, and our operating margins in future periods could be adversely affected by the hurricanes.

During the year ended July 31, 2006, we recognized substantial additional costs associated with hurricanes Katrina and Rita. These additional costs, characterized as “abnormal” under FAS 151, were recognized during the year ended July 31, 2006, and include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. We expect these costs to continue in future periods. These “abnormal” costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet. As of July 31, 2006, approximately 28% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects that the majority of these vehicles will be disposed of primarily in the next two quarters. The Company’s expectation that we will sell the balance of the unsold hurricane-related vehicles primarily within the next two quarters is based on management’s current expectations, which assumes, among other things, that the Gulf Coast region will not experience any additional adverse weather events, including any additional hurricanes during the remainder of the 2006 hurricane season. The normal costs that have been capitalized will be recognized as yard expense as the vehicles are sold.

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

Mild weather conditions in the United States tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections.

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

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other vehicle sales and auction companies with whom we compete directly in obtaining vehicles from insurance companies and other suppliers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive sales and auction companies and large dismantlers. Certain of our competitors may have greater financial resources than us. Due to the limited number of vehicle suppliers, the absence of long-term contractual commitments between us and our suppliers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

•       expand existing facilities in no-growth regulatory environments;

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

Our inability to control or manage these growth factors effectively could have a material adverse effect on our financial position, results of operations, or cash flows.

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

•       changes in the current levels of out of state and foreign demand for salvage vehicles;

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

Our strategic shift to an Internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, financial condition, or results of operations.

Implementation of VB2 across our salvage operations has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include pending patent applications for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. We are in the process of prosecuting an initial patent application relating to VB2 and cannot predict whether a patent will actually issue from that application. Even if a patent is issued, the scope of the protection gained may be insufficient or any issued patent could subsequently be deemed invalid or unenforceable. In addition, we are increasingly entering into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our financial position, results of operations, or cash flows.

We have in the past been and may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.

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

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could adversely affect our financial statements.

The Financial Accounting Standards Board, the Securities and Exchange Commission, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had an adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require us to change our policies or procedures. Moreover, we continually review our critical accounting policies in light of the accounting literature and changes in our operations.

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

We are partially self-insured for certain losses related to medical insurance, general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted. Further, we rely on independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 21% of our common stock as of July 31, 2006. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures, imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq Global Select Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

Executive Officers of the Registrant

Executive Officers

Our executive officers and their ages as of July 31, 2006 were as follows:

Name	Age	Position
Willis J. Johnson	59	Chairman of the Board, Chief Executive Officer and Director
A. Jayson Adair	36	President and Director
James E. Meeks	56	Executive Vice President, Chief Operating Officer and Director
William E. Franklin	50	Senior Vice President and Chief Financial Officer
Paul A. Styer	50	Senior Vice President, General Counsel and Secretary
Vincent W. Mitz	43	Senior Vice President of Marketing
David L. Bauer	45	Senior Vice President of Information Technology and Chief Information Officer
Russell D. Lowy	47	Senior Vice President of Operations
Thomas E. Wylie	55	Senior Vice President of Human Resources
Simon E. Rote	34	Vice President of Finance

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

William E. Franklin has served as our Senior Vice President and Chief Financial Officer since March 2004. Mr. Franklin has over 20 years of international finance and executive management experience. From October 2001 to March 2004, he served as the Chief Financial Officer of Ptek Holdings, Inc., an international telecommunications company. Prior to that he was the President and CEO of Clifford Electronics, an international consumer electronics company. Mr. Franklin received a Master’s degree in Business Administration from the University of Southern California and his Bachelor’s of Science degree in Finance from California State University, Bakersfield. Mr. Franklin is a Certified Public Accountant.

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

Simon E. Rote has served as our Vice President of Finance since March 2003. Prior thereto, Mr. Rote served as our Controller from December 1998 to March 2003, and as our Assistant Controller from December 1997 to December 1998. Mr. Rote was an auditor with KPMG LLP from 1994 to 1997. Mr. Rote received a B.S. in Accounting from St. Mary’s College in 1994.

Our executive officers are elected by our board of directors and serve at the discretion of the board. There are no family relationships among any of our directors or executive officers, except that A. Jayson Adair is the son-in-law of Willis J. Johnson.

Item 1B.             Unresolved Staff Comments

Not Applicable.

Item 2.                     Properties

Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 122 operating facilities. In the United States we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada we are only in the province of Ontario. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

Item 3.                     Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

Ciano Dessources filed a lawsuit on May 21, 2003, in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc. which purported to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles, which the named plaintiff contends were disposed of without complying with state laws. Relief sought includes class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. On August 9, 2006, Plaintiff’s motion for summary judgment was denied. A trial date has not been set. Copart believes the claim is without merit, and intends to continue to defend the lawsuit vigorously.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. Copart has filed a motion for summary judgment, the hearing for which has not been scheduled. Copart believes the claim is without merit, and intends to continue to defend the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC filed suit against Copart in the United States District Court for the Middle District of Louisiana alleging antitrust violations and unfair trade practices. Relief sought is class certification, damages, fees, costs and expenses. Plaintiff is in pro per and is demanding a total award of the now current value of 51% of Copart issued stock. Copart believes the claim is without merit, and intends to defend the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by Copart, and related claims. Relief sought included class certification, damages, fees, costs and expenses. Copart filed an answer on September 1, 2006 denying the claim. Copart believes the claim is without merit and intends to continue to defend this lawsuit vigorously.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting us from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, we denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortuous interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by us of Manheim’s assigned U.S. Patent No. 6,006,201, The Court denied this request on May 30, 2006. On June 27, 2006, Manheim Services Corp dismissed all claims against us alleging patent infringement and we dismissed all of our counterclaims against Manheim Services Corp alleging antitrust violations. The matter was resolved amicably with express denials of liability from both parties.

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

Item 4.                     Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2006 fiscal year.

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2006, there were 90,445,208 shares outstanding. Our common stock has been quoted on the Nasdaq under the symbol “CPRT” since March 17, 1994. As of July 31, 2006, we had 1,521 shareholders of record.

Fiscal Year 2006	High	Low
Fourth Quarter	27.92	23.51
Third Quarter	27.86	24.70
Second Quarter	25.80	21.14
First Quarter	25.50	22.00

Fiscal Year 2005	High	Low
Fourth Quarter	26.21	21.65
Third Quarter	25.99	21.00
Second Quarter	27.33	18.40
First Quarter	23.40	17.70

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

Stock Repurchase

In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. For the year ended July 31, 2005, we did not repurchase any shares. The total number of shares repurchased under the program as of July 31, 2006 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended July 31, 2006.

Item 6.                     Selected Financial Data

The following selected operating and balance sheet data, as of and for the years ended July 31, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements of the Company. The following selected operating and balance sheet data, as of and for the years ended July 31, 2003 and 2002 have been derived from unaudited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ending July 31,
	2006	2005	2004	2003	2002
	(In 000s except per share and other data)
Operating Data
Revenues	$528,571	$447,731	$391,014	$335,407	$306,472
Operating Income	171,562	156,436	124,461	90,638	89,724
Income from continuing operations before income taxes	174,522	164,595	129,921	93,994	94,848
Income tax expense	(61,862)	(62,772)	(50,929)	(36,877)	(36,727)
Income from continuing operations	112,660	101,823	78,992	57,117	58,121
Income (loss) from discontinued operations, net of income tax effects	(15,713)	293	228	105	689
Net income	96,947	102,116	79,220	57,222	57,389
Basic per share amounts:
Income from continuing operations	$1.24	$1.13	$0.89	$0.63	$0.65
Discontinued operations	$(0.17)	$—	$—	$—	$—
Net income per share	$1.07	$1.13	$0.89	$0.63	$0.65
Weighted average shares	90,372	90,162	89,457	91,408	88,718
Diluted per share amounts:
Income from continuing operations	$1.21	$1.10	$0.87	$0.62	$0.63
Discontinued operations	$(0.17)	$—	$—	$—	$—
Net income per share	$1.04	$1.10	$0.87	$0.62	$0.63
Weighted average shares	92,925	92,984	91,537	93,018	91,251
Balance Sheet Data
Cash, cash equivalents and short-term investments	$275,315	$252,548	$178,320	$116,746	$132,690
Working capital	328,017	293,696	228,535	166,746	171,753
Total assets	894,705	793,528	673,023	587,100	535,848
Total debt	—	—	16	107	409
Shareholders’ equity	809,970	709,379	602,263	525,640	486,217
Other Data
Number of storage facilities	122	117	107	102	94

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Item 1A. Business under the caption entitled “Risk Factors” beginning on page 15 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

At the election of the vehicle supplier, we sell vehicles pursuant to our Percentage Incentive Program (“PIP”) consignment basis or on a fixed fee consignment basis. Under the PIP program, we agree to sell all of the salvage vehicles of a vehicle supplier in a specified market usually for a predetermined percentage of the vehicle sales price. Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (“gross proceeds”).

Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Salvage fees from vehicle suppliers include sales fees under PIP agreements and fixed fee programs where we charge for title processing, special preparation, storage and selling. Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenues are comprised of the price that buyers paid for vehicles that we own.

Costs attributable to yard operations consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles we sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development and marketing expenses.

During fiscal 2004, we converted all of our salvage vehicle auction facilities to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual action begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

During the second quarter of fiscal 2006, we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired twelve vehicle storage facilities and established thirteen new facilities since the beginning of fiscal 2004. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2006 we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida and Hialeah, Florida. In fiscal 2004 we acquired new facilities in or near Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska and opened new facilities in or near Toronto, Canada and Helena, Montana. We believe that these acquisitions and openings strengthen our coverage as we have 122 facilities located in North America and are able to provide national coverage for our suppliers.

We seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in Note 2 to our consolidated financial statements for fiscal 2006. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Vehicle Pooling Costs

We defer, in vehicle pooling costs, certain yard operation expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 151, Inventory Costs (“SFAS 151”) to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The adoption of SFAS 151 increased yard expenses during fiscal 2006, as the Company incurred additional subhauling, payroll, equipment and facilities costs associated with hurricanes Katrina and Rita.

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

Valuation of Goodwill and Intangibles

We evaluate the impairment of goodwill of our salvage sales operating segment, annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We are also required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions. Such estimates involve significant interpretations of regulations and are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

We also evaluate the realizability of our deferred tax assets on an ongoing basis. Generally accepted accounting principles require the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

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

Stock-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R), share-based payment. SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on financial position and results of operations.

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

	Fiscal Years Ended July 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Yard operations	56.4	54.9	58.2
General and administrative	11.2	10.2	10.0
Total operating expenses	67.6	65.1	68.2
Operating income	32.4	34.9	31.8
Other income, net	0.6	1.8	1.4
Income from continuing operations before income taxes	33.0	36.7	33.2
Income taxes	11.7	14.0	13.0
Income from continuing operations	21.3	22.7	20.2
Income (loss) from discontinued operations, net of income tax effects	(3.0)	0.1	0.1
Net income	18.3%	22.8%	20.3%

Fiscal 2006 Compared to Fiscal 2005

Revenues from continuing operations were approximately $528.6 million during fiscal 2006, an increase of approximately $80.8 million, or 18.1%, over fiscal 2005. The increase was due to increased vehicle sales volume and increased revenue per transaction driven by increased auction proceeds per vehicle. The increase in unit volume was driven by the additional salvage vehicles associated with hurricanes Katrina and Rita, growth in vehicles processed at existing yards and vehicles processed from new yards opened or acquired in fiscal 2006. The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in recent periods in proceeds per vehicle has been largely attributable to VB2, which allows more buyers to participate in the auctions. Given that VB2 has now been implemented across all of our yards for approximately two years, we do not expect to continue to experience the same incremental favorable impact from VB2 that we have experienced in prior periods. Existing facilities contributed approximately $71.3 million of the revenue growth and new facilities in or near Honolulu, Hawaii; Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Lansing, Michigan and Billings, Montana contributed approximately $9.5 million of new revenue growth.

Yard operation expenses from continuing operations were approximately $298.0 million during fiscal 2006, an increase of approximately $52.4 million, or 21.3%, over fiscal 2005. Included in yard expenses is depreciation expense of $26.9 million, an increase of $0.3 million over fiscal 2005. Yard operation expenses increased to 56.4% of revenues during fiscal 2006, as compared to 54.9% of revenues during fiscal 2005. The increases in yard expenses were primarily attributable to the cost of handling increased volume, a general increase in subhauling costs and the incremental abnormal costs incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs were approximately $14.1 million in fiscal 2006 and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the year, approximately 28% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. We expect the majority of these vehicles to be disposed primarily in the next two quarters. If the Gulf Coast region were to experience additional hurricanes or adverse weather conditions during the recently commenced hurricane season, we may be unable to sell the existing vehicles within the currently anticipated time frame, which may have an adverse effect on our operating results. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and administrative expenses from continuing operations were approximately $59.0 million during fiscal 2006, an increase of approximately $13.4 million, or 29.3%, over fiscal 2005. The increase was primarily due to increases in telecommunication costs, information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs and outside legal expense associated with a patent litigation matter that was settled during fiscal 2006 and other pending litigation and general corporate expansion. General and administrative expenses increased to 11.2% of revenues during fiscal 2006, as compared to 10.2% of revenues during fiscal 2005. The increase in general and administrative expenses as a percentage of total revenues reflects in part changes in the nature of our business. In particular, the introduction of VB2 resulted in a reduction in certain yard operation expenses relating to conducting live auctions but increased our general and administrative expenses as we continue to make technology infrastructure investments and hire additional personnel to enhance and maintain VB2 and other products for use in our auctions.

Total other income was approximately $3.0 million during fiscal 2006, a decrease of approximately $5.2 million, from fiscal 2005. The decrease was due primarily to a $6.8 million loss recognized from an equity investment in an unconsolidated privately-held entity. We expect to recognize additional losses on this investment as the entity incurs development stage operating losses. Our aggregate losses are limited to the amount of our investment. This loss was offset by an increase in interest income of approximately $3.3 million due to higher interest rates and a higher average cash and investments balance. Other income, which consists primarily of rental income and gain on the sales of non-fleet assets, decreased approximately $1.7 million, resulting from losses on disposals of fixed assets.

Our effective combined federal, state and local income tax rates for fiscal 2006 and 2005 was approximately 35.4% and 38.1%, respectively. The decrease in effective tax rate is primarily the result of recording a $1.8 million out-of-period reduction to deferred tax liabilities and income tax expense originating primarily in 2001 and adjustments to our state tax reserves based on the favorable outcome of an audit.

During the second quarter of fiscal 2006 we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

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

The impairment test indicated that the carrying value of the MAG goodwill exceeded its implied fair value. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. We also determined that the value of the remaining MAG covenants not to compete were impaired and recorded an impairment expense in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

During the second quarter of fiscal 2006, we sold the business and related assets of one of the MAG locations for approximately $0.1 million. During the third quarter of fiscal 2006, we sold the business and related assets including the real estate of one of the MAG locations. We received a $12 million promissory note from the buyer as purchase consideration. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011, at which time the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values. The portion of the consideration allocated to the real estate sale totaled $7.1 million. We deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized upon payment of the principal balance of the note receivable. The remaining consideration of $4.9 million is allocated to the sale of the business. We recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. During the fourth quarter of fiscal 2006, we sold the business and related assets excluding the real estate of another MAG location. We received a $1.2 million promissory note and $0.2 million in cash from the buyer as purchase consideration. We recognized a gain on the sale of the business of approximately $1.3 million which is included in the results of discontinued operations. As of July 31, 2006, no MAG locations remain. Three of the original six MAG locations were sold and three are being converted into salvage facilities.

Due to the foregoing factors, we realized net income of approximately $96.9 million for fiscal 2006, compared to net income of approximately $102.1 million for fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Revenues from continuing operations were approximately $447.7 million during fiscal 2005, an increase of approximately $56.7 million, or 14.5%, over fiscal 2004. The increase was due primarily to increased vehicle sales volume, on which fees are generated and higher fees resulting from increased sales proceeds per vehicle. The increase in gross proceeds per vehicle (the gross sales price of the vehicle) yields higher revenue per car as buyer fees and certain fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in proceeds per vehicle was the result of the introduction of Virtual Bidding Second Generation “VB2” as more buyers are able to participate in the sales. Existing facilities contributed approximately $52.1 million of the revenue growth and new facilities in or near Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Lexington, Kentucky; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida; Hialeah, Florida and Columbia, Missouri contributed approximately $4.6 million of new revenue.

Historically, we recorded revenue for most seller and buyer fees upon completion of a sale. During the fourth quarter of fiscal 2005, we recorded a correction of an error to account for our services in accordance with the policy above; the effect of which was to reduce revenue from continuing operations, net income and diluted earnings per share by $4.4 million, $1.5 million and $0.01, respectively for the fourth quarter and fiscal year ended July 31, 2005.

Yard operation expenses from continuing operations were approximately $245.7 million during fiscal 2005, an increase of approximately $18.0 million, or 7.9%, over fiscal 2004. Included in yard operation expenses is depreciation expense of $26.6 million, an increase of $0.7 million over fiscal 2004. The increase in yard operation expenses was due principally to the cost of handling increased volume at existing operations and the costs of new facilities. Approximately $4.4 million of the increase was the result of the acquisition and opening of new facilities. Yard operation expenses from existing facilities grew by approximately $13.1 million, or 6%. Yard operation expenses decreased to 55% of revenues during fiscal 2005, as compared to 58% of revenues during fiscal 2004, due in part to the fixed cost nature of our business and the reduction or elimination of certain yard costs resulting from the implementation of VB2. Yard operation expenses in fiscal 2004 included a net adjustment to insurance reserves and sales taxes that decreased this expense by $3.6 million.

General and administrative expenses from continuing operations were approximately $45.6 million during fiscal 2005, an increase of approximately $6.7 million, or 17.2%, over fiscal 2004. The increase was primarily due to increases in software development cost, technology hardware leasing cost, and IT payroll costs, all directly associated with the development and deployment of VB2. In addition, the Company saw increases in the cost of professional services, impacted by Sarbanes-Oxley compliance and increased payroll and benefit costs associated with expanded support headcount. General and administrative expenses remained relatively flat as a percentage of revenues during fiscal 2005 and 2004.

Total other income was approximately $8.2 million during fiscal 2005, an increase of approximately $2.7 million, or 49.4%, from fiscal 2004. The increase was due primarily to an increase in interest income of approximately $3.4 million due to higher interest rates and a higher cash balance. Gain on the sale of fleet equipment decreased approximately $1.4 million as we sold the majority of the fleet in fiscal 2004 in connection with our decision to subcontract towing services. Other income, which consists primarily of rental income, increased approximately $0.7 million as we continued the rental of primarily unutilized areas within our facilities.

Our effective combined federal, state and local income tax rate from continuing operations for fiscal 2005 and fiscal 2004 was approximately 38.1% and 39.2%, respectively. The decrease in rate is attributable to an overall lower state tax rate, as we made certain revisions to our transfer pricing methodology and the beneficial impact of the growth in interest income which is predominantly federal tax exempt.

Due to the foregoing factors, we realized net income of approximately $102.1 million for fiscal 2005, compared to net income of approximately $79.2 million for fiscal 2004.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments increased by approximately $22.8 million from July 31, 2005 to July 31, 2006, as a result of cash generated from continuing operations which was reduced by cash used for acquisitions, purchases of property and equipment, an equity investment in an unconsolidated privately-held entity and repurchases of common stock. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of July 31, 2006, we had working capital of approximately $328.0 million, including cash, cash equivalents and short-term investments of approximately $275.3 million. During the course of the year, we invest substantially all of our cash balances in AAA rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of each quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

We believe that our currently available cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $6.0 million to $141.9 million during fiscal 2006 when compared to fiscal 2005. During the year we consumed cash through the growth in accounts receivable and vehicle pooling costs and we generated cash through the growth in deferred revenue. The movements in these accounts are driven primarily by the significant growth in vehicles held for sale which was impacted by hurricanes Katrina and Rita. The decrease in net income is primarily a result of the loss on discontinued operations in the amount of $17.9 million, which was offset by increased revenue due to growth in vehicle sales volume and higher fees resulting from increased auction proceeds per vehicle.

Investing Activities

During the fiscal year ended July 31, 2006, we purchased approximately $717.1 million in short-term investments. These purchases were partially offset by the sale of $568.4 million of short-term investments. We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were approximately $97.0 million, $66.2 million and $61.8 million for fiscal 2006, 2005 and 2004, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the fiscal year ended July 31, 2006, we used cash for the acquisition of facilities in or near Billings, Montana; Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg , Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $23.0 million. During the fiscal year ended July 31, 2005, we used cash for the acquisition of operations in Lexington, Kentucky and Columbia, Missouri, which had an aggregate cash cost of approximately $4.5 million. During the fiscal year ended July 31, 2004, we used cash for the acquisition of operations in Eugene, Oregon; Cleveland, Ohio and Anchorage, Alaska, which had an aggregate cash cost of approximately $4.7 million.

During the fiscal year ended July 31, 2006, we invested approximately $8.9 million for a 50% equity interest in a limited liability corporation (the “LLC”). We are not committed to provide any additional funding to this entity.

Financing Activities

In fiscal 2006, 2005 and 2004, we generated approximately $5.4 million, $1.8 million and $5.1 million, respectively, through the exercise of stock options.

In fiscal 2006, 2005 and 2004, we generated approximately $1.6 million, $1.4 million and $1.3 million, respectively, through the issuance of shares under the employee stock purchase program.

In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. We accounted for the repurchase of our common stock by reducing common stock for $8.9 million. During the period from February 2003 through July 31, 2006, we repurchased a total of 4,038,300 shares at a weighted average price of $9.92. No shares were repurchased in fiscal 2005. For the year ended July 31, 2004, we repurchased a total of 977,100 shares at a weighted average price of $10.97 per share. We accounted for the repurchases of our common stock by decreasing common stock by $31.2 million. For the period from August 1, 2006 through October 30, 2006, we have not repurchased any shares of our common stock.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2006 (in thousands):

Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$119,625	$22,281	$34,604	$26,039	$36,701

Amount of Commitment Expiration Per Period
Commercial Commitments(2)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of Credit	$10,550	$10,550	—	—	—

(1)            Contractual obligations consist of future non-cancelable minimum lease payments under operating leases, used in the normal course of business.

(2)            Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On February 23, 2001, we entered into a credit facility with our existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consists of an unsecured revolving reducing line of credit in the amount of approximately $10.6 million. On May 8, 2006, the line of credit was reduced to zero and the line of credit was terminated in accordance with its terms.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of July 31, 2006, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

Item 9.                     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this annual report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this annual report on Form 10-K in connection with Management’s Report on Internal Control Over Financial Reporting which is set forth below.

Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of July 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2006. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Copart Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Copart Inc. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Copart Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Copart Inc. as of July 31, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended July 31, 2006 of Copart Inc. Our report dated October 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California
October 27, 2006

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

Item 9B.             Other Information

None.

PART III

Item 10.             Directors and Executive Officers of the Registrant

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Election of Directors and Director Biographies,” “Board of Directors Information” and “General—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements” in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item regarding our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

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

Item 11.             Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement under the heading “Executive Compensation.”

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plan Information.”

Item 13.             Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the Proxy Statement under the heading “Certain Transactions.”

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the section captioned “Proposal Two—Ratification of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Reports of Independent Registered Public Accounting Firms	48
		Consolidated Balance Sheets at July 31, 2006 and 2005	50
		Consolidated Statements of Income for the three years ended July 31, 2006	51
		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended July 31, 2006	52
		Consolidated Statements of Cash Flows for the three years ended July 31, 2006	53
		Notes to Consolidated Financial Statements	54

	2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits: The following Exhibits are filed as part of, or incorporated by reference into this report.

Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant(4)
3.1b	Certificate of Amendment of Articles of Incorporation(4)
3.2	Bylaws of the registrant, as amended(3)
3.2b	Certificate of Amendment of Bylaws(12)
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.(8)
3.4	Certificate of Amendment of Bylaws(10)
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

10.12	Amendment No. 1 dated November 1, 2004, to Stock Option Agreement dated as of October 6, 2003 between the registrant and Marvin L. Schmidt(13)
14.01	Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)(9)
21.1	List of subsidiaries of registrant(9)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on page 47)
31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

October 30, 2006
COPART, INC.
	By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin Chief Financial Officer
October 30, 2006

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

Signature	Capacity in Which Signed	Date
/s/ WILLIS J. JOHNSON	Chief Executive Officer (Principal	October 30, 2006
Willis J. Johnson	Executive Officer and Director)
/s/ WILLIAM E. FRANKLIN	Senior Vice President of Finance and Chief	October 30, 2006
William E. Franklin	Financial Officer (Principal Financial and
Accounting Officer)
/s/ A. JAYSON ADAIR	President and Director	October 30, 2006
A. Jayson Adair
/s/ HAROLD BLUMENSTEIN	Director	October 30, 2006
Harold Blumenstein
/s/ JAMES GROSFELD	Director	October 30, 2006
James Grosfeld
/s/ JAMES E. MEEKS	Executive Vice President, Chief Operating	October 30, 2006
James E. Meeks	Officer and Director
/s/ JONATHAN VANNINI	Director	October 30, 2006
Jonathan Vannini
/s/ STEVEN D. COHAN	Director	October 30, 2006
Steven D. Cohan
/s/ DANIEL ENGLANDER	Director	October 30, 2006
Daniel Englander

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheet of Copart Inc. as of July 31, 2006 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copart Inc. at July 31, 2006 and the consolidated results of its operations and its cash flows for the year ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Financial Statements, effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Copart’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California
October 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheet of Copart, Inc. and subsidiaries as of July 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copart, Inc. and subsidiaries as of July 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California
October 14, 2005, except as to footnote 3 as it relates to July 31, 2005 and each of the years in the two-year period then ended, which is as of October 30, 2006

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$126,590	$252,548
Short-term investments	148,725	—
Accounts receivable, net	99,959	89,002
Vehicle pooling costs	29,148	25,983
Income taxes receivable	2,064	—
Prepaid expenses and other assets	4,864	6,274
Total current assets	411,350	373,807
Property and equipment, net	341,943	295,270
Intangibles, net	1,874	1,938
Goodwill	112,291	116,375
Deferred income taxes	5,137	—
Land purchase options and other assets	22,110	6,138
Total assets	$894,705	$793,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,644	$56,965
Deferred revenue	15,372	12,477
Income taxes payable	—	7,248
Deferred income taxes	7,191	3,295
Other current liabilities	126	126
Total current liabilities	83,333	80,111
Deferred income taxes	—	2,878
Other liabilities	1,402	1,160
Total liabilities	84,735	84,149
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value—180,000,000 shares authorized; 90,445,208 and 90,337,643 shares issued and outstanding at July 31, 2006 and 2005, respectively	276,052	272,017
Accumulated other comprehensive income (loss)	(37)	354
Retained earnings	533,955	437,008
Total shareholders’ equity	809,970	709,379
Total liabilities and shareholders’ equity	$894,705	$793,528

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended July 31,
	2006	2005	2004
Revenues	$528,571	$447,731	$391,014
Operating costs and expenses:
Yard operations	298,023	245,666	227,625
General and administrative	58,986	45,629	38,928
Total operating expenses	357,009	291,295	266,553
Operating income	171,562	156,436	124,461
Other income (expense):
Interest expense	(72)	(62)	(3)
Interest income	8,182	4,908	1,509
Gain (loss) on sale of fleet equipment	—	(57)	1,359
Other income	1,634	3,370	2,595
Equity in losses of unconsolidated investment	(6,784)	—	—
Total other income	2,960	8,159	5,460
Income from continuing operations before income taxes	174,522	164,595	129,921
Income taxes	61,862	62,772	50,929
Income from continuing operations	112,660	101,823	78,992
Discontinued operations:
Income (loss) from discontinued operations, net of income tax effects	(15,713)	293	228
Net income	$96,947	$102,116	$79,220
Earnings per share—basic
Income from continuing operations	$1.24	$1.13	$0.89
Income (loss) from discontinued operations	(0.17)	—	—
Basic net income per share	$1.07	$1.13	$0.89
Weighted average shares outstanding	90,372	90,162	89,457
Earnings per share—diluted
Income from continuing operations	$1.21	$1.10	$0.87
Income (loss) from discontinued operations	(0.17)	—	—
Diluted net income per share	$1.04	$1.10	$0.87
Weighted average shares and dilutive potential common shares outstanding	92,925	92,984	91,537

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

			Accumulated
	Common Stock		Other
	Outstanding		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income	Earnings	Equity
Balances at July 31, 2003	89,883,412	$269,968	$—	$255,672	$525,640
Net income	—	—	—	79,220	79,220
Currency translation adjustment	—	—	95	—	95
Comprehensive income					79,315
Exercise of stock options and related tax benefit, net of repurchased shares	1,033,796	6,686	—	—	6,686
Shares issued for Employee Stock Purchase Plan	135,735	1,345	—	—	1,345
Shares repurchased	(977,100)	(10,723)	—	—	(10,723)
Balances at July 31, 2004	90,075,843	267,276	95	334,892	602,263
Net income	—	—	—	102,116	102,116
Currency translation adjustment	—	—	259	—	259
Comprehensive income					102,375
Exercise of stock options and related tax benefit, net of repurchased shares	193,167	3,297	—	—	3,297
Shares issued for Employee Stock Purchase Plan	68,633	1,444	—	—	1,444
Shares repurchased	—	—	—	—	—
Balances at July 31, 2005	90,337,643	272,017	354	437,008	709,379
Net income	—	—	—	96,947	96,947
Currency translation adjustment	—	—	(391)	—	(391)
Comprehensive income					96,556
Exercise of stock options and related tax benefit, net of repurchased shares	389,800	11,268	—	—	11,268
Shares issued for Employee Stock Purchase Plan	83,765	1,640	—	—	1,640
Shares repurchased	(366,000)	(8,873)	—	—	(8,873)
Balances at July 31, 2006	90,445,208	$276,052	$(37)	$533,955	$809,970

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended July 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$96,947	$102,116	$79,220
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	17,950	(474)	(376)
Depreciation and amortization	31,456	30,466	29,649
Allowance for doubtful accounts	548	(517)	760
Deferred rent	242	(13)	(74)
Stock-based compensation	3,530	411	—
Loss (gain) on sale of property and equipment	655	(756)	(1,247)
Deferred income taxes	(4,120)	(5,620)	(122)
Equity in loss of unconsolidated entity	6,784	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,865)	(8,764)	(10,542)
Vehicle pooling costs	(2,259)	(1,245)	(398)
Prepaid expenses and other current assets	1,463	(1,383)	394
Land purchase options and other assets	948	475	1,243
Accounts payable and accrued liabilities	4,371	12,837	5,455
Deferred revenue	2,918	2,775	15
Income taxes receivable	(2,064)	—	—
Income taxes payable	(7,248)	4,523	9,441
Net cash provided by operating activities from continuing operations	141,256	134,831	113,418
Net cash provided by operating activities from discontinued operations	688	1,160	1,692
Net cash provided by operating activities	141,944	135,991	115,110
Cash flows from investing activities:
Purchase of short-term investments	(717,120)	(755,420)	(140,180)
Sales of short-term investments	568,395	928,020	78,935
Purchase of property and equipment	(97,036)	(66,202)	(61,797)
Proceeds from sale of property and equipment	9,556	5,649	19,767
Purchase of net current assets in connection with acquisitions	(2,325)	(504)	(867)
Purchase of property and equipment in connection with acquisitions	(385)	(79)	(41)
Purchase of goodwill and intangible assets in connection with acquisitions	(20,266)	(3,960)	(3,825)
Other intangible asset changes	—	—	58
Investment in unconsolidated entity	(8,892)	—	—
Net cash (used in) provided by investing activities from continuing operations	(268,073)	107,504	(107,950)
Net cash provided (used in) by investing activities from discontinued operations	158	(56)	(2,630)
Net cash (used in) provided by investing activities	(267,915)	107,448	(110,580)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,421	1,791	5,082
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,640	1,444	1,345
Repurchases of common stock	(8,873)	—	(10,723)
Excess tax benefit from stock-based payment arrangements	2,317	—	—
Net cash provided by (used in) financing activities from continuing operations	505	3,235	(4,296)
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash (used in) provided by financing activities	505	3,235	(4,296)
Effect of foreign currency translation	(492)	154	95
Net (decrease) increase in cash and cash equivalents	(125,958)	246,828	329
Cash and cash equivalents at beginning of period	252,548	5,720	5,391
Cash and cash equivalents at end of period	$126,590	$252,548	$5,720
Supplemental disclosure of cash flow information:
Interest paid	$—	$62	$3
Cash paid for income taxes	$71,542	$64,670	$41,743
Non-cash notes receivable from sales of discontinued operations	$10,389	$—	$—

See accompanying notes to consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006, 2005 and 2004

(1) Business and Basis of Presentation

Description of Business

Copart, Inc. and its subsidiaries (“the Company”) provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through the Company’s Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

(2)  Summary of Significant Accounting Policies and Practices

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company’s buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

The services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and under most of the Company’s current contracts, collecting the proceeds from the buyer. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection.

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

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies and Practices (Continued)

the auction, and the fees for the post-auction services are recognized upon successful completion of those services using the residual method.

The Company also charges buyers an annual registration fee for the right to participate in its vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although the Company provides for bad debt expense in the case of non-performance by its sellers.

Historically, the Company recorded revenue for most seller and buyer fees upon completion of a sale. During the fourth quarter of fiscal 2005, the Company recorded a correction of an error to account for its services in accordance with the policy above; the effect of which was to reduce revenue, net income and diluted earnings per share by $4.4 million, $1.5 million and $0.01, respectively for the fourth quarter and fiscal year ended July 31, 2005.

Yard Operations

Yard operations consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel and equipment maintenance and repair.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional services, system maintenance and enhancements and marketing expenses.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments consist primarily of AAA rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

Vehicle Pooling Costs

The Company defers, in vehicle pooling costs, certain yard operation costs associated with vehicles consigned to and received by the Company but not sold as of the balance sheet date. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation costs could

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies and Practices (Continued)

increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

The operating results for the year ended July 31, 2006 were adversely affected by incremental costs, characterized as “abnormal” in Statement of Financial Accounting Standards (“SFAS”) 151: “Inventory Costs,” incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are approximately $14.1 million for the year ended July 31, 2006. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of July 31, 2006, approximately 28% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects the majority of these vehicles will be sold primarily in the next two quarters, provided that the Gulf Coast region does not experience additional hurricanes or severe weather. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

Accounts Receivable

Accounts receivable, which consist primarily of advance charges due from insurance companies and the gross sales price of the vehicle due from buyers, are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. The Company does not have off-balance sheet credit exposure related to its customers.

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

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies and Practices (Continued)

Fair Value of Financial Instruments

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2006 and 2005.

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

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 11.

Prior to August 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for employee options granted in the Consolidated Statements of Income for the year ended July 31, 2005 and 2004, as all such options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of grant. Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended July 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”, net of estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies and Practices (Continued)

the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

As a result of adopting SFAS 123(R) on August 1, 2005, the Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the year ended July 31, 2006 were approximately $3.5 million, $2.3 million and $2.3 million lower respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share were approximately $.03 and $.03 lower, respectively, than if the Company had continued to account for stock-based compensation under Opinion 25. The allocation of stock-based compensation of approximately $2.3 million included in the Company’s Consolidated Statements of Income is approximately $1.6 million to general and administrative expenses and approximately $0.7 million to yard operations.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no share-based employee compensation cost was recognized in its net income. As required by SFAS 148 prior to the adoption of SFAS 123(R), we provided pro forma net income and pro forma net income per common share disclosures for share-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the fiscal year ended July 31, 2005 and 2004, respectively (in thousands, except per share amounts):

	July 31, 2005	July 31, 2004
Net income as reported	$102,116	$79,220
Add: total employee stock-based compensation expense included in net income as reported, net of related tax effects	411	—
Deduct: total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,034)	(2,206)
Pro forma net income	$100,493	$77,014
Pro forma net income per share:
Basic—as reported	$1.13	$0.89
Basic—pro forma	$1.11	$0.86
Diluted—as reported	$1.10	$0.87
Diluted—pro forma	$1.08	$0.84

O

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies and Practices (Continued)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following assumptions for the year ended July 31, 2006, 2005 and 2004, respectively:

	July 31, 2006	July 31, 2005	July 31, 2004
Expected life (in years)	4.9 – 6.5	5.0	5.0
Interest rate	4.2 – 5.0%	3.7%	3.3%
Volatility	36% – 42%	40%	41%
Dividend yield	0%	0%	0%
Weighted-average fair value at grant date	$10.74	$5.13	$3.57

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Volatility—The Company uses the trading history and implied volatility of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected Dividend—The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Net cash proceeds from the exercise of stock options were approximately $5.4 million, $1.8 million and $5.1 million for the years ended July 31, 2006, 2005 and 2004, respectively. The Company realized an income tax benefit of approximately $2.3 million, $1.1 million and $1.6 million from stock option exercises during the years ended July 31, 2006, 2005 and 2004, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period from non-shareholder sources.

Segment Reporting

The Company operates in a single segment providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2)  Summary of Significant Accounting Policies and Practices (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, goodwill, income taxes, revenue recognition, share-based compensation and long-lived assets. Actual results could differ from those estimates.

Business Combinations and Goodwill

The Company accounts for business combinations and goodwill according to SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead should be tested for impairment annually at the reporting unit level. The Company’s annual impairment test was performed in the fourth quarter of fiscal 2006. The results of this test indicated that goodwill was not impaired. Refer to Note 3 for additional discussion.

The change in carrying amount of goodwill is as follows (in thousands)

Balance as of July 31, 2004	$112,691
Goodwill relating to acquisitions during the period	3,684
Balance as of July 31, 2005	116,375
Goodwill relating to acquisitions during the period	19,015
Goodwill impairment	(21,800)
Divestitures	(1,299)
Balance as of July 31, 2006	$112,291

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $1.8 million, $2.8 million and $2.0 million in fiscal 2006, 2005 and 2004, respectively.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies and Practices (Continued)

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s financial position, results of operations or cash flows could be impacted.

Reclassifications

Certain previous year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company will assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties will be recorded on the date of adoption. The Company has not yet determined the exact impact the adoption of FIN 48 will have on our results of operations and financial position when adopted on August 1, 2007.

(3) Discontinued Operations and Goodwill Impairment

During fiscal 2006, the Company adopted a formal plan to discontinue the operations of its public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

Under SFAS No 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(3) Discontinued Operations and Goodwill Impairment (Continued)

of SFAS No. 142 during the second quarter of 2006. The Company used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting unit in the interim impairment test of goodwill.

The impairment test indicated that the carrying value of the MAG goodwill exceeded its implied fair value. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. The Company also determined that the value of the remaining MAG covenants not to compete was impaired and recorded an impairment expense in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

During the second quarter of fiscal 2006, the Company sold the business and related assets of one of the MAG locations for approximately $0.1 million. During the third quarter, the Company sold the business and related assets including the real estate of one of the MAG locations. The Company received a $12 million promissory note from the buyer as purchase consideration. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011, at which time the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values. The portion of the consideration allocated to the real estate sale totaled $7.1 million. The Company deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized upon payment of the principal balance of the note receivable. The remaining consideration of $4.9 million is allocated to the sale of the business. The Company recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. During the fourth quarter of fiscal 2006, the Company sold the business and related assets excluding the real estate of another MAG location. The Company received a $1.2 million promissory note and $0.2 million in cash from the buyer as purchase consideration. The Company recognized a gain on the sale of the business of approximately $1.3 million which is included in the results of discontinued operations. As of July 31, 2006, no MAG locations remain. Three of the original six MAG locations were sold and three are being converted into salvage facilities.

Summarized results of operations for MAG is set forth below (in thousands):

	July 31,
	2006	2005	2004
Net revenue	$6,351	$9,380	$9,782
Income (loss) before income taxes	(17,950)	474	376
Income tax (expense) benefit	2,237	(181)	(148)
Net income (loss) from discontinued operations	$(15,713)	$293	$228

The net carrying values of the assets that were sold, and the related goodwill and other intangibles that were impaired, during fiscal 2006 totaled approximately $28.7 million as of July 31, 2005. This balance consisted of approximately $23.1 million of goodwill, $5.0 million of property and equipment and $0.6 million of intangibles.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(4) Acquisitions

Fiscal 2006 Transactions

During fiscal 2006, the Company made the following three acquisitions: Auto Auction Associates of Montana, Inc.; Heartland Insurance Pool, Inc. and Central Penn Sales, LLC. These three companies consisted of seven separate facilities. The consideration paid for these acquisitions consisted of $23.0 million in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $6.9 million of revenues during fiscal 2006. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $19.0 million has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $1.3 million for covenants not to compete relating to these acquisitions, which are being amortized over five to seven years. In conjunction with the Central Penn Sales acquisition, the Company entered into leases for the use of these facilities at fair value.

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

Fiscal 2004 Transactions

During fiscal 2004, the Company made the following four acquisitions: Brasher’s Northwest Auto Auction, Inc. of Eugene, Oregon; Spooner Enterprises, Inc. d/b/a Insured Salvage Pool, of Reno, Nevada; Joe Horisk Salvage Pool Systems of Ohio, of Cleveland, Ohio and Alaska Towing and Wrecking of Anchorage, Alaska. The consideration paid for these acquisitions consisted of $4.7 million in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $1.4 million of revenues during fiscal 2004. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $3.6 million has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(4) Acquisitions (Continued)

Company paid $0.2 million for covenants not to compete relating to these acquisitions, which are being amortized over five years. In conjunction with the Eugene, Oregon; Reno, Nevada and Anchorage, Alaska acquisitions, the Company entered into leases for the use of these facilities at fair value.

Pro forma financial information for the 2006, 2005 and 2004 acquisitions does not result in a significant change from actual results.

(5) Short-term Investments

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

The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of Shareholders’ Equity and Comprehensive Income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

Short-term investments consist of the following (in thousands):

	July 31,
	2006	2005
Available-for-sale securities:
Auction rate securities	$148,725	$—
Total short-term investments	$148,725	$—

(6) Accounts Receivable

Accounts receivable consists of the following (in thousands):

	July 31,
	2006	2005
Advance charges receivable	$66,704	$59,121
Trade accounts receivable	33,454	31,110
Other receivables	1,621	43
	101,779	90,274
Less allowance for doubtful accounts	(1,820)	(1,272)
	$99,959	$89,002

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(6) Accounts Receivable (Continued)

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

Movements in allowance for doubtful accounts (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions Applications to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2006	$1,272	$1,555	$(1,007)	$1,820
July 31, 2005	$1,789	$247	$(764)	$1,272
July 31, 2004	$1,028	$1,945	$(1,184)	$1,789

(7) Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	July 31,
	2006	2005
Transportation and other equipment	$17,059	$9,929
Office furniture and equipment	38,734	44,650
Land	155,323	125,168
Buildings and leasehold improvements	263,707	233,407
	474,823	413,154
Less accumulated depreciation and amortization	(132,880)	(117,884)
	$341,943	$295,270

Depreciation and amortization expense on property and equipment was approximately $30.8 million, $29.5 million and $28.4 million for the fiscal years ended July 31, 2006, 2005 and 2004 respectively.

(8) Intangibles, Net

Intangible assets consist of the following (in thousands):

	July 31,
	2006	2005
Covenants not to compete	$10,071	$11,753
Less accumulated amortization	(8,197)	(9,815)
	$1,874	$1,938

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(8) Intangibles, Net (Continued)

Aggregate amortization expense on intangible assets was approximately $0.7 million, $1.0 million and $1.3 million for the fiscal years ended July 31, 2006, 2005, and 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2007	$689
2008	418
2009	336
2010	299
2011	112

(9) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2006	2005
Trade accounts payable	$8,716	$9,733
Accounts payable to insurance companies	28,748	26,652
Accrued insurance	3,235	5,179
Accrued compensation and benefits	13,697	11,142
Other accrued liabilities	6,248	4,259
	$60,644	$56,965

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

(10) Long-Term Debt

On February 23, 2001, the Company entered into a credit facility with its existing banking syndicate. The facility provided by Wells Fargo Bank, Fleet National Bank and U.S. Bank National Association consisted of an unsecured revolving reducing line of credit in the amount of approximately $10.6 million. On May 8, 2006, the line of credit was reduced to zero and the line of credit was terminated in accordance with its terms.

(11) Shareholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, no par value of which approximately 90.4 million shares are issued and outstanding at July 31, 2006. The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2006.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(11) Shareholders’ Equity (Continued)

Stock Repurchase

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2006, the Company repurchased 366,000 shares at a weighted average price of $24.24. For the year ended July 31, 2005, the Company did not repurchase any shares. For the year  ended July 31, 2004, the Company repurchased a total of 977,100 shares at a weighted average price of $10.97 per share. The total number of shares repurchased under the program as of July 31, 2006 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

Employee Stock Purchase Plan

The Copart, Inc. Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to an aggregate of 1.5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2006, 2005 and 2004 was 83,765, 68,633 and 135,735, respectively.

Stock Options

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

As of July 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $8.3 million, net of estimated forfeitures. This cost will be amortized on

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(11) Shareholders’ Equity (Continued)

straight-line basis over a weighted average term of 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company issues new shares of common stock upon exercise of stock options. Summary stock option activity for the year ended July 31, 2006, is as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2005	5,461	$11.09
Grants of options	909	$24.16
Exercises	(390)	$14.10
Forfeitures or expirations	(102)	$17.97
Outstanding at July 31, 2006	5,878	$12.80	5.35	$81,389
Exercisable at July 31, 2006	4,263	$10.20	4.24	$70,104

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised was approximately $4.9 million, $2.9 million and $17.9 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.

A summary of stock options outstanding and exercisable at July 31, 2006 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2006	Weighted- Average Exercise Price
	(in 000s)			(in 000s)
$2.90 -5.70	1,505	2.09	$3.55	1,505	$3.55
7.75 -10.99	1,102	6.68	9.81	736	9.91
11.02 -16.93	1,546	4.31	13.91	1,539	13.91
17.16 -27.28	1,725	8.29	21.78	483	19.50
	5,878	5.35	$12.80	4,263	$10.20

(12) Income Taxes

Income (loss) from continuing operations before taxes consists of the following for the years ended July 31 (in thousands):

	2006	2005	2004
U.S.	$174,636	$165,073	$130,702
Non U.S.	(114)	(478)	(781)
Total income before taxes	$174,522	$164,595	$129,921

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(12) Income Taxes (Continued)

The Company’s income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2006	2005	2004
Federal:
Current	$62,754	$59,242	$43,109
Deferred	(4,264)	(5,233)	172
	58,490	54,009	43,281
State:
Current	3,895	9,290	8,010
Deferred	(523)	(527)	(362)
	3,372	8,763	7,648
	$61,862	$62,772	$50,929

A reconciliation by year of the expected U.S. statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	3.5	4.4
Compensation and fringe benefits	0.3	0.2	—
Other differences	(1.8)	(0.6)	(0.2)
Effective tax rate	35.4%	38.1%	39.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, as of July 31 (in thousands):

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$691	$488
Accrued compensation and benefits	1,444	1,084
State taxes	42	2,993
Accrued other	789	966
Deferred revenue	1,852	938
Property and equipment	16,431	9,517
State net operating losses	378	229
Foreign net operating loss	455	455
Total gross deferred tax assets	22,082	16,670
Less valuation allowance	(786)	(630)
Net deferred tax assets	21,296	16,040
Deferred tax liabilities:
Vehicle pooling costs	(10,694)	(9,764)
Prepaid insurance	(645)	—
Intangibles and goodwill	(12,011)	(12,449)
Total gross deferred tax liabilities	(23,350)	(22,213)
Net deferred tax liability	$(2,054)	$(6,173)

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(12) Income Taxes (Continued)

The above net deferred tax liability as of July 31 has been reflected in the accompanying balance sheets as follows (in thousands):

	2006	2005
Current liabilities	$7,191	$3,295
Non-current liabilities (assets)	(5,137)	2,878
Net deferred tax liability	$2,054	$6,173

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets are uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets.

The Company is under routine income tax audits in two states for tax years between 2001 and 2005. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from these examinations.

In fiscal 2006, 2005 and 2004, the Company recognized a tax benefit of approximately $2.3 million, $1.1 million and $1.6 million, respectively, upon the exercise of certain stock options which is reflected in shareholders’ equity.

The valuation allowance for the years ended July 31, 2006 and 2005 was approximately $0.8 million and $0.6 million, respectively, which is a net increase of $0.2 million.

The Company has a Canadian net operating loss of approximately $1.4 million, most of which expires between 2010 and 2013. In addition, the Company also has various state net operating losses of $12.0 million, which expire between 2016 and 2026.

(13) Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2006	2005	2004
Weighted average shares outstanding	90,372	90,162	89,457
Effect of dilutive securities-stock options	2,553	2,822	2,080
Weighted average shares and dilutive potential shares outstanding	92,925	92,984	91,537

Options to purchase approximately 42,000, 82,500 and 1.4 million shares of common stock at an average price of $27.22, $24.14 and $17.91 per share were outstanding at July 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(14) Major Customers

In fiscal 2006, 2005 and 2004 one customer accounted for 14%, 12% and 12%, respectively of the Company’s revenues. At July 31, 2006 one customer accounted for 12% of accounts receivable. At July 31, 2005 two customers accounted for 13% and 10% of accounts receivable, respectively.

(15) Commitments and Contingencies

Leases

The Company leases certain facilities under noncancelable operating leases and in some cases has either a right of first refusal to acquire or option to purchase certain facilities at fair value. The Company recognizes rent expense on a straight-line basis over the lease term and has accrued for rent expense incurred but not paid. Facilities rental expense for the fiscal years ended July 31, 2006, 2005 and 2004 aggregated approximately $18.0 million, $17.2 million and $18.1 million, respectively.

Yard operations equipment rental expense for the fiscal years ended July 31, 2006, 2005 and 2004 aggregated approximately $4.4 million, $4.0 million and $6.3 million, respectively.

Noncancelable future minimum lease payments under operating leases with initial or remaining lease terms in excess of one year at July 31, 2006 are as follows (in thousands):

Years Ending July 31,	Operating Leases
2007	$22,281
2008	18,741
2009	15,863
2010	14,111
2011	11,928
Thereafter	36,701
$119,625

Commitments

The Company had outstanding letters of credit of $10.6 million at July 31, 2006. These letters of credit secure certain insurance obligations.

Contingencies

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

Ciano Dessources filed a lawsuit on May 21, 2003, in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc. which purported to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles, which the named plaintiff contends were disposed of without complying with state laws. Relief sought includes class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s Motion for Summary

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(15) Commitments and Contingencies (Continued)

Judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. On August 9, 2006, Plaintiff’s motion for summary judgment was denied. A trial date has not been set. The Company believes the claim is without merit, and the Company intends to continue to defend this lawsuit vigorously.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought included class certification, damages, fees, costs and expenses. The Company has filed a motion for summary judgment, the hearing for which has not been scheduled. The Company believes the claim is without merit, and intends to continue to defend the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC filed suit against Copart in the United States District Court for the Middle District of Louisiana alleging antitrust violations and unfair trade practices. Relief sought is class certification, damages, fees, costs and expenses. Plaintiff is in pro per and is demanding a total award of the now current value of 51% of Copart issued stock. The Company believes the claim is without merit, and intends to defend the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought included class certification, damages, fees, costs and expenses. The Company filed an answer on September 1, 2006 denying the claim. The Company believes the claim is without merit, and the Company intends to continue to defend this lawsuit vigorously.

On June 10, 2005, Manheim Services Corp. filed suit against Copart, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging infringement of Manheim’s assigned patent (U.S. Patent No. 5,774,873). Relief sought included a patent infringement judgment, an injunction prohibiting the Company from using any infringing product or service (including VB2), damages, fees, costs and expenses. On August 3, 2005, the Company denied the claim and asserted counterclaims based on violations of antitrust laws and common-law tortuous interference (the “Competition Claims”). On February 10, 2006, the District Court denied Manheim’s motion to bifurcate the Competition Claims and stayed discovery on the Competition Claims through April 13, 2006. Additionally, on February 6, 2006, Manheim requested the Court to grant it leave to assert its additional alleged claims of infringement by the Company of Manheim’s assigned U.S. Patent No. 6,006,201, The Court denied this request on May 30, 2006. On June 27, 2006, Manheim Services Corp dismissed all claims against the Company alleging patent infringement and the Company dismissed all of its counterclaims against Manheim Services Corp alleging antitrust violations. The matter was resolved amicably with express denials of liability from both parties.

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

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(16) Related Party Transactions

The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.5 million for the fiscal years ended July 31, 2006, 2005 and 2004, and expire on various dates through 2009. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.3 million, $0.4 million and $0.4 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.

(17) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 10% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of approximately $0.3 million, $0.2 million and $0.2 million for each of the years ended July 31, 2006, 2005 and 2004 related to this plan.

(18) Investment in Unconsolidated Entity

During the year ended July 31, 2006, the Company invested approximately $8.9 million for a 50% equity interest in a limited liability corporation (the “LLC”) of which approximately $3.0 million was contributed during the three months ended October 31, 2005 and approximately $5.9 million was contributed during the three months ended January 31, 2006. The Company has no further contractual funding commitment. Based on the Company’s evaluation of the LLC and related agreements, management believes the LLC does not constitute a Variable Interest Entity as defined in FASB Interpretation No.46, “Consolidation of Variable Interest Entities”. As a result, the Company’s investment has been accounted for under the equity method prescribed by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

(19) Noncash Financing and Investing Activities

In fiscal 2006, 2005 and 2004, the Company received 4,378, 42,071 and 983 shares of common stock, respectively as payment for the exercise of 8,678, 95,106 and 9,000 shares of common stock under the 1992 Stock Option Plan, respectively. The Company retired these shares upon receipt.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(20) Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2006	First	Second	Third	Fourth
Revenues:
2006 as reported	$119,025	$125,099	$149,513	$137,220
2006 as restated	$116,739	N/A	N/A	N/A
Operating income:
2006 as reported	$34,226	$37,015	$53,351	$47,197
2006 as restated	$33,999	N/A	N/A	N/A
Income from continuing operations:
2006 as reported	N/A	$26,118	$33,180	$30,788
2006 as restated	$22,574	N/A	N/A	N/A
Income (loss) from discontinued operations:
2006 as reported	N/A	$(18,265)	$1,530	$785
2006 as restated	$237	N/A	N/A	N/A
Net income:
2006 as reported	$22,813	$7,852	$34,710	$31,573
2006 as restated	$22,813	N/A	N/A	N/A
Basic income per share from continuing operations
2006 as reported	$0.25	$0.29	$0.37	$0.34
2006 as restated	$0.25	N/A	N/A	N/A
Basic net income per share
2006 as reported	$0.25	$0.09	$0.38	$0.35
2006 as restated	$0.25	N/A	N/A	N/A
Diluted income per share from continuing operations
2006 as reported	$0.25	$0.28	$0.37	$0.33
2006 as restated	$0.25	N/A	N/A	N/A
Diluted net income per share
2006 as reported	$0.25	$0.08	$0.37	$0.34
2006 as restated	$0.25	N/A	N/A	N/A

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2006, 2005 and 2004

(20) Quarterly Information (in thousands, except per share data) (Unaudited)(1) (Continued)

Fiscal Year 2005	First	Second	Third	Fourth
Revenues:
2005 as reported	$104,110	$110,015	$130,425	$112,561
2005 as restated	$101,683	$107,701	$127,772	$110,575
Operating income:
2005 as reported	$35,068	$36,624	$47,752	$37,415
2005 as restated	$34,878	$36,500	$47,457	$37,601
Income from continuing operations:
2005 as reported	$22,670	$23,553	$30,905	$24,988
2005 as restated	$22,545	$23,466	$30,713	$25,099
Income (loss) from discontinued operations:
2005 as reported	N/A	N/A	N/A	N/A
2005 as restated	$124	$87	$192	$(110)
Net income:
2005 as reported	$22,670	$23,553	$30,905	$24,988
2005 as restated	$22,670	$23,553	$30,905	$24,988
Basic income per share from continuing operations
2005 as reported	$0.25	$0.26	$0.34	$0.28
2005 as restated	$0.25	$0.26	$0.34	$0.28
Basic net income per share
2005 as reported	$0.25	$0.26	$0.34	$0.28
2005 as restated	$0.25	$0.26	$0.34	$0.28
Diluted income per share from continuing operations
2005 as reported	$0.24	$0.25	$0.33	$0.27
2005 as restated	$0.24	$0.25	$0.33	$0.27
Diluted net income per share
2005 as reported	$0.24	$0.25	$0.33	$0.27
2005 as restated	$0.24	$0.25	$0.33	$0.27

The tables above restate all periods presented for the effect of the discontinued operations in fiscal 2006 (See Note 3).

(1)            Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.