Form 10-Q
period 2006-10-31
COPART INC
filed 2006-12-11
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2006

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

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐            NO          ☒

Number of shares of Common Stock outstanding as of December 8, 2006: 90,579,975

Copart, Inc.

Index to the Quarterly Report

October 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 31, 2006	July 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$126,645	$126,590
Short-term investments	187,055	148,725
Accounts receivable, net	100,375	99,959
Vehicle pooling costs	28,396	29,148
Income taxes receivable	—	2,064
Prepaid expenses and other assets	4,735	4,864
Total current assets	447,206	411,350
Property and equipment, net	348,218	341,943
Intangibles, net	1,690	1,874
Goodwill	112,291	112,291
Deferred income taxes	6,247	5,137
Land purchase options and other assets	23,375	22,110
Total assets	$939,027	$894,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,979	$60,644
Deferred revenue	14,372	15,372
Income taxes payable	15,482	—
Deferred income taxes	6,959	7,191
Other current liabilities	126	126
Total current liabilities	93,918	83,333
Other liabilities	1,434	1,402
Total liabilities	95,352	84,735
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 90,554 and 90,445 shares issued and outstanding at October 31, 2006 and July 31, 2006, respectively	279,053	276,052
Accumulated other comprehensive income (loss)	322	(37)
Retained earnings	564,300	533,955
Total shareholders’ equity	843,675	809,970
Total liabilities and shareholders’ equity	$939,027	$894,705

See accompanying notes to consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended October 31,
	2006	2005

Revenues	$132,121	$116,739

Operating costs and expenses:
Yard operations	70,231	69,207
General and administrative	14,997	13,533
Total operating expenses	85,228	82,740
Operating income	46,893	33,999

Other income (expense):
Interest income, net	3,027	1,775
Other income	651	638
Equity in losses of unconsolidated entity	(2,216)	—
Total other income	1,462	2,413
Income from continuing operations before income taxes	48,355	36,412
Income taxes	18,010	13,746
Income from continuing operations	30,345	22,666
Discontinued operations:
Income from discontinued operations, net of income tax effects	—	147
Net Income	$30,345	$22,813

Earnings per share-basic
Income from continuing operations	$0.34	$0.25
Income from discontinued operations	—	—
Basic net income per share	$0.34	$0.25

Weighted average shares outstanding	90,500	90,385

Earnings per share-diluted
Income from continuing operations	$0.32	$0.24
Income from discontinued operations	—	0.01
Diluted net income per share	$0.32	$0.25

Weighted average shares and dilutive potential common shares outstanding	93,375	92,730

See accompanying notes to consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,345	$22,813
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(593)
Depreciation and amortization	8,740	7,109
Allowance for doubtful accounts	(37)	380
Deferred rent	32	(66)
Share-based compensation	848	723
Loss on sale of property and equipment	38	40
Deferred income taxes	(1,342)	(1,405)
Equity in loss of unconsolidated entity	2,216	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(379)	(3,306)
Vehicle pooling costs	752	(3,839)
Prepaid expenses and other current assets	190	(35)
Other assets	(296)	(2,101)
Accounts payable and accrued liabilities	(3,665)	(475)
Deferred revenue	(1,000)	2,514
Income taxes receivable	2,064	—
Income taxes payable	15,482	8,250
Net cash provided by operating activities from continuing operations	53,988	30,009
Net cash provided by operating activities from discontinued operations	—	356
Net cash provided by operating activities	53,988	30,365

Cash flows from investing activities:
Purchases of short-term investments	(213,800)	(263,380)
Sales of short-term investments	175,470	113,660
Purchases of property and equipment	(21,102)	(23,523)
Proceeds from sale of property and equipment	3,013	252
Purchases of goodwill, intangibles, property, equipment and net current assets in connection with acquisitions	—	(3,348)
Investment in unconsolidated entity	—	(3,000)
Net cash used in investing activities from continuing operations	(56,419)	(179,339)
Net cash used in investing activities from discontinued operations	—	(2)
Net cash used in investing activities	(56,419)	(179,341)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,570	1,710
Proceeds from the issuance of Employee Stock Purchase Plan shares	7	—
Excess tax benefit from share-based payment arrangements	576	519
Net cash provided by financing activities from continuing operations	2,153	2,229
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by financing activities	2,153	2,229

Effect of foreign currency translation	333	(33)

Net increase (decrease) in cash and cash equivalents	55	(146,780)

Cash and cash equivalents at beginning of period	126,590	252,548
Cash and cash equivalents at end of period	$126,645	$105,768

Supplemental disclosure of cash flow information:
Income taxes paid	$1,388	$6,668

See accompanying notes to consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

October 31, 2006

(Unaudited)

NOTE 1 – Business and Basis of Presentation

Description of Business

Copart, Inc. and its subsidiaries (collectively, “the Company”) provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through the Company’s Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs.

Principles of Consolidation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2006 and July 31, 2006, and its consolidated statements of income and cash flows for the three months ended October 31, 2006 and October 31, 2005. Interim results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

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

Reclassifications

Certain prior year amounts have been classified to conform to the current year presentation.

NOTE 2 — Vehicle Pooling Costs

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

The operating results for the first quarters of fiscal 2007 and fiscal 2006 were adversely affected by incremental costs, characterized as “abnormal” in Financial Accounting Standards (“FAS”) 151: “Inventory Costs,” incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are approximately $0.4 million and $4.6 million for the three month periods ended October 31, 2006 and October 31, 2005, respectively. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes and will continue. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of October 31, 2006, approximately 10.6% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects the majority of these vehicles to be sold primarily in the next quarter, provided that the Gulf Coast region does not experience additional hurricanes or severe weather. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

NOTE 3 – Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three months ended October 31,
	2006	2005

Basic weighted average shares outstanding	90,500	90,385

Effect of dilutive securities – stock options	2,875	2,345

Diluted weighted average shares outstanding	93,375	92,730

Options to purchase 5,000 and 883,500 shares of common stock at a weighted average price of $28.31 and $24.03 per share were outstanding during the quarters ended October 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTE 4 - Short-term Investments

Short-term investments consist primarily of AAA-rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

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

Short-term investments consist of the following (in thousands):

	October 31, 2006	July 31, 2006
Available-for-sale securities:
Auction rate securities	$187,055	$148,725
Total short-term investments	$187,055	$148,725

NOTE 5 — Discontinued Operations and Goodwill Impairment

In the second quarter of fiscal 2006, the Company adopted a formal plan to discontinue the operations of its public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets.  As of July 31, 2006, no MAG locations remained.  The three month period ending October 31, 2005, has been restated to present the results for these operations as discontinued operations

Summarized results of operations for MAG is set forth below (in thousands):

Three months ended October 31, 2005

Net revenue	$2,286
Income before income taxes	236
Income tax expense	(89)
Net income from discontinued operations	$147

NOTE 6 – Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2006	July 31, 2006
Amortized intangibles:
Covenants not to compete	$10,071	$10,071
Accumulated amortization	(8,381)	(8,197)
Net intangibles	$1,690	$1,874

Aggregate amortization expense on intangible assets was $0.2 million for the three months ended October 31, 2006 and 2005, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2007 (nine months remaining)	$616
2008	410
2009	309
2010	296
2011	47
Thereafter	12
Total	$1,690

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2006	$112,291
Goodwill acquired during the period	—
Balance as of October 31, 2006	$112,291

NOTE 7 – Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three months ended October 31, 2006 and October 31, 2005, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2006	5,878	$12.80
Grants of options	71	$26.75
Exercises	(111)	$14.70
Forfeitures or expirations	(6)	$21.58

Outstanding at October 31, 2006	5,832	$12.93	5.16	$93,838

Exercisable at October 31, 2006	4,434	$10.69	4.20	$80,889

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,858,441 options that were in-the-money at October 31, 2006.

NOTE 8 – Common Stock Repurchases

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9.0 million shares of its common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares during the three months ended October 31, 2006. The total number of shares repurchased under the program as of October 31, 2006 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

NOTE 9 – Segment Reporting

The Company operates in a single segment providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology.

NOTE 10 – Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended October 31,
	2006	2005
Net income, as reported	$30,345	$22,813
Other comprehensive income:
Foreign currency translation adjustments, net of tax	359	14
Total other comprehensive income	$30,704	$22,827

NOTE 11 – Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending July 31, 2007. The Company is currently evaluating the impact of the provisions of SAB No. 108 on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact on our financial statements.

NOTE 12 – Equity Investment and Related Party Transaction

During the three months ended October 31, 2005, the Company committed to invest $9.0 million for a 50% equity interest in Lanelogic, LLC, a Delaware limited liability Company (“Lanelogic”), of which $3.0 million was contributed during the three months ended October 31, 2005 and $6.0 million was contributed during the three months ended January 31, 2006. The Company has no further contractual funding commitment. Based on the Company’s evaluation of Lanelogic and related agreements, management believes Lanelogic does not constitute a Variable Interest Entity as defined in FASB Interpretation No.46, “Consolidation of Variable Interest Entities”. As a result, the Company’s investment has been accounted for under the equity method prescribed by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

Lanelogic is in the process of recapitalization and is seeking additional equity financing.  Due to the timing of the closing of any possible transaction, the Company’s Chairman and CEO, subsequent to the end of the first quarter of fiscal 2007 made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its roll out.  While the Company is currently evaluating the accounting implications of this loan, if, by making the loan, the Company is deemed to control Lanelogic for accounting purposes, then beginning in the second quarter of fiscal 2007 and for as long as the Company is considered to exercise control, the Company will consolidate Lanelogic’s results with its results and its recognizable losses will no longer be limited to the amount of its investment.  However, the Company is not obligated or otherwise required to contribute any additional cash to Lanelogic.

NOTE 13 – Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

Ciano Dessources filed a lawsuit on May 21, 2003, in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc. and Copart, Inc., which purported to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles and which the named plaintiff contends were disposed of without complying with state laws. Relief sought includes class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Copart’s motion for summary judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. On August 9, 2006, Plaintiff’s motion for summary judgment was denied. A trial date has been set for March 5, 2007. The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. The Company’s motion for summary judgment was heard on December 4, 2006 and no decision has yet been made. The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC filed suit against Copart in the United States District Court for the Middle District of Louisiana alleging antitrust violations and unfair trade practices. Relief sought includes class certification, damages, fees, costs and expenses. Plaintiff is in pro per and is demanding a total award of the now current value of 51% of the Company’s issued stock. The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. The Company filed an answer on September 1, 2006 denying the claim. The Company believes the claim is without merit, and is defending the lawsuit vigorously.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Part II, Item 1A– “Risk Factors” beginning on page 20 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

Although we believe that, based on information currently available to the Company and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements and we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We provide vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through our Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. We generate revenues primarily from fees paid by vehicle suppliers and vehicle buyers, as well as related fees for services such as towing and storage.

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

During fiscal 2004, we converted all of our salvage vehicle auction facilities to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual auction begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

During the second quarter of the fiscal year ending July 31, 2006, we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on our income statements.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods.

Acquisitions and New Operations

We have experienced significant growth as we have acquired nine vehicle storage facilities and established eleven new facilities since the beginning of fiscal 2005. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2007 we opened a new facility in Baltimore, MD.  In fiscal 2006 we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida and Hialeah, Florida. We believe that these acquisitions and openings strengthen our coverage as we have 123 facilities located in North America and are able to provide national coverage for our suppliers.

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

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our VB2 Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which addresses revenue recognition for units of accounting.

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

We apply the provisions of Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”) to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The adoption of SFAS 151 significantly increased yard expenses during fiscal 2006, as the Company incurred additional subhauling, payroll, equipment and facilities costs associated with Hurricanes Katrina and Rita.

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

Share-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on financial position and results of operations.

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

Results of Operations
Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Revenues from continuing operations were approximately $132.1 million during the three months ended October 31, 2006, an increase of approximately $15.4 million, or 13.2%, over the three months ended October 31, 2005. The increase was due to increased vehicle sales volume and increased revenue per transaction, which was driven by increased auction proceeds per vehicle. The increase in unit volume was driven by the additional salvage vehicles associated with Hurricanes Katrina and Rita, growth in vehicles processed at existing yards and vehicles processed from new yards opened or acquired in fiscal 2006. The increase in gross proceeds per vehicle (the gross sales price of the vehicle at auction) yields higher revenue per car as buyer fees and certain seller fees, including those sold under the PIP program, are based on the gross proceeds per vehicle and generally increase as gross proceeds per vehicle grow. We believe the increase in recent periods in proceeds per vehicle has been largely attributable to VB2, which allows more buyers to participate in the auctions. Given that VB2 has now been implemented across all of our yards for approximately two years, we do not expect to continue to experience the same incremental favorable impact from VB2 that we have experienced in prior periods. Existing facilities contributed approximately $12.5 million of the revenue growth and new facilities in or near York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Lansing, Michigan; Billings, Montana; Dover, Florida and Jacksonville, Florida contributed approximately $2.9 million of new revenue growth.

Yard operation expenses from continuing operations were approximately $70.2 million during the three months ended October 31, 2006, an increase of approximately $1.0 million, or 1.5%, over the three months ended October 31, 2005. Included in yard expenses is depreciation expense of $7.5 million, an increase of $1.4 million over fiscal 2005. Yard operation expenses decreased to 53.2% of revenues during three months ended October 31, 2006, as compared to 59.3% of revenues during the three months ended October 31, 2005. The decreases in yard expenses, excluding depreciation, were primarily attributable to the decrease in incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita during the three months ended October 31, 2005. These additional inventory-type costs were approximately $4.6 million during the three months ended October 31, 2005 as compared to $0.4 million during the three months ended October 31, 2006, and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of the quarter, approximately 10.6% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. We expect the majority of these vehicles to be disposed primarily in the second quarter of fiscal 2007. If the Gulf Coast region were to experience additional adverse weather conditions during the next quarter, we may be unable to sell the existing vehicles within the currently anticipated time frame, which may have an adverse effect on our operating results. The processing of these vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and administrative expenses from continuing operations were approximately $15.0 million for the three months ended October 31, 2006, an increase of approximately $1.5 million, or 10.8%, over the three months ended October 31, 2005. The increase was primarily due to increases in information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs and outside legal expense and general corporate expansion. General and administrative expenses decreased slightly to 11.4% of revenues during the three months ended October 31, 2006, as compared to 11.6% of revenues during fiscal 2005.

Total other income was approximately $1.5 million during the three months ended October 31, 2006, a decrease of approximately $0.9 million from the three months ended October 31, 2005. The decrease was due primarily to a $2.2 million loss recognized from an equity investment in Lanelogic LLC, a Delaware limited liability company (“Lanelogic”). Lanelogic is in the process of recapitalization and is seeking additional equity financing. Due to the timing of the closing of any possible transaction, our Chairman and CEO, subsequent to the end of the first quarter of fiscal 2007 made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its roll out. While we are evaluating the accounting implications of this loan, if, by making the loan, we are deemed to control Lanelogic for accounting purposes, then beginning in the second quarter of fiscal 2007 and for as long as we are considered to exercise control, we will consolidate Lanelogic’s results with our results and our recognizable losses will no longer be limited to the amount of our investment. However, we are not obligated or otherwise required to contribute any additional cash to Lanelogic. This loss was offset by an increase in interest income of approximately $3.0 million due to higher interest rates and a higher average cash and investments balance.

Our effective combined federal, state and local income tax rates for three months ended October 31, 2006 and 2005 were approximately 37.2% and 37.8%, respectively. The decrease in the effective tax rate is primarily the result of adjustments to our state tax reserves based on the favorable outcome of an audit.

Due to the foregoing factors, we realized net income of approximately $30.3 million for the three months ended October 31, 2006, compared to net income of approximately $22.8 million for the three months ended October 31, 2005.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments increased by approximately $38.4 million from July 31, 2006 to October 31, 2006, as a result of cash generated from continuing operations, which was reduced by cash used for purchases of property and equipment. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of October 31, 2006, we had working capital of approximately $353.3 million, including cash, cash equivalents and short-term investments of approximately $313.7 million. During the course of the year, we invest substantially all of our cash balances in AAA-rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of each quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

We believe that our currently available cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $23.6 million to $53.9 million during the three months ended October 31, 2006 when compared to the three months ended October 31, 2005, due to the timing of routine changes in working capital items.  The increase in net income is primarily a result of increased revenue due to growth in vehicle sales volume and higher fees resulting from increased auction proceeds per vehicle.

Investing Activities

During the three months ended October 31, 2006, we purchased approximately $213.8 million in short-term investments. These purchases were partially offset by the sale of $175.5 million of short-term investments. We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were approximately $21.1 million and $23.5 million for three months ended October 31, 2006 and 2005, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the three months ended October 31, 2006, we did not acquire any facilities.  During the three months ended October 31, 2005, we used cash for the acquisition of facilities in or near Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $3.3 million.

During the three months ended October 31, 2005 the Company committed to invest $9.0 million for a 50% equity interest in Lanelogic, of which $3.0 million was contributed during the three months ended October 31, 2005 and $6.0 million was contributed during the three months ended January 31, 2006.

Financing Activities

For the three months ended October 31, 2006 and 2005, we generated approximately $1.6 million and $1.7 million, respectively, through the exercise of stock options.

In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. For the year ended July 31, 2005, we did not repurchase any shares. We did not repurchase any shares during the three months ended October 31, 2006. The total number of shares repurchased under the program as of October 31, 2006 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of October 31, 2006 (in thousands):

Payments due by period

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$117,771	$22,099	$34,765	$26,294	$34,613

Amount of commitment expiration per period

Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit	$10,000	$10,000	$—	$—	$—

(1)                                 Contractual obligations consist of future non-cancelable minimum lease payments under operating leases entered into in the ordinary course of business.

(2)                                 Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of October 31, 2006, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada, which have not been significant. We do not hedge our exposure to the Canadian dollar. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

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

Ciano Dessources filed a lawsuit on May 21, 2003, in the Commonwealth of Massachusetts, Superior Court Department against Copart of Connecticut, Inc., and Copart, Inc., which purported to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles and which the named plaintiff contends were disposed of without complying with state laws. Relief sought includes class certification, declaratory, remedial and/or injunctive relief, including the ordering of a compliance program that will essentially protect consumers, as well as damages, fees, and costs. Our motion for summary judgment was granted on December 8, 2004, dismissing the class claim element of the lawsuit. On August 9, 2006, plaintiff’s motion for summary judgment was denied. A trial date has been set for March 5, 2007. We believe the claim is without merit, and are defending the lawsuit vigorously.

On September 16, 2005, Richard M. Gray filed suit against Copart and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. Our motion for summary judgment was heard on December 4, 2006 and no decision has yet been made.  We believe the claim is without merit, and are defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC filed suit against Copart in the United States District Court for the Middle District of Louisiana alleging antitrust violations and unfair trade practices. Relief sought includes class certification, damages, fees, costs and expenses. Plaintiff is in pro per and is demanding a total award of the now current value of 51% of our issued stock. We believe the claim is without merit, and are defending the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. We filed an answer on September 1, 2006 denying the claim. We believe the claim is without merit, and are defending the lawsuit vigorously.

We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, and the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2007, vehicles supplied by our largest supplier accounted for approximately 11% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

During the year ended July 31, 2006, we recognized substantial additional costs associated with Hurricanes Katrina and Rita. These additional costs, characterized as “abnormal” under SFAS 151, were recognized during the year ended July 31, 2006, and include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. We expect these costs to continue in future periods. These “abnormal” costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet. As of October 31, 2006, approximately 10.6% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory. The Company expects that the majority of these vehicles will be disposed of primarily in the second quarter of fiscal 2007. The Company’s expectation that we will sell the balance of the unsold hurricane-related vehicles primarily within the second quarter of fiscal 2007 is based on management’s current expectations, which assumes, among other things, that the Gulf Coast region will not experience any additional adverse weather events. The normal costs that have been capitalized will be recognized as yard expense as the vehicles are sold.

Our results of operations may not continue to benefit from the implementation of VB2 to the extent we have experienced in recent periods.

We believe that the implementation of our proprietary VB2 sales technologies across our salvage operations has had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base and increasing the average selling price for vehicles sold through our sales. VB2 was implemented across all our salvage yards beginning in the third quarter of fiscal 2004. We do not believe, however, that we will continue to experience improvements in our results of operations at the same relative rates we have experienced in the last few years.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 21% of our common stock as of October 31, 2006. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Date: December 8, 2006