Form 10-Q
period 2007-01-31
COPART INC
filed 2007-03-12
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES     ☐     NO     ☒

Number of shares of Common Stock outstanding as of March 9, 2007: 91,277,582

Copart, Inc.

Index to the Quarterly Report

January 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	January 31, 2007	July 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$124,053	$126,590
Short-term investments	195,885	148,725
Accounts receivable, net	112,174	99,959
Vehicle pooling costs	31,171	29,148
Income taxes receivable	5,340	2,064
Prepaid expenses and other assets	3,999	4,864
Total current assets	472,622	411,350
Property and equipment, net	352,385	341,943
Intangibles, net	1,507	1,874
Goodwill	112,291	112,291
Deferred income taxes	7,184	5,137
Land purchase options and other assets	23,038	22,110
Total assets	$969,027	$894,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,787	$60,770
Deferred revenue	14,728	15,372
Deferred income taxes	7,225	7,191
Total current liabilities	80,740	83,333
Other liabilities	1,502	1,402
Total liabilities	82,242	84,735
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 91,232 and 90,445 shares issued and outstanding at January 31, 2007 and July 31, 2006, respectively	292,200	276,052
Accumulated other comprehensive loss	(105)	(37)
Retained earnings	594,690	533,955
Total shareholders’ equity	886,785	809,970
Total liabilities and shareholders’ equity	$969,027	$894,705

See accompanying notes to consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Revenues	$128,925	$125,099	$261,046	$241,839

Operating costs and expenses:
Yard operations	68,536	74,524	138,767	143,731
General and administrative	15,225	13,560	30,223	27,093
Total operating expenses	83,761	88,084	168,990	170,824
Operating income	45,164	37,015	92,056	71,015

Other income (expense):
Interest income, net	3,283	1,805	6,310	3,581
Other income	245	753	895	1,388
Equity in losses of unconsolidated entity	─	(849)	(2,216)	(849)
Total other income	3,528	1,709	4,989	4,120
Income from continuing operations before income taxes	48,692	38,724	97,045	75,135
Income taxes	18,300	12,606	36,310	26,441
Income from continuing operations	30,392	26,118	60,735	48,694
Discontinued operations:
Loss from discontinued operations, net of income tax effects	—	(18,265)	—	(18,027)
Net Income	$30,392	$7,853	$60,735	$30,667

Earnings per share-basic
Income from continuing operations	$0.33	$0.29	$0.67	$0.54
Loss from discontinued operations	—	(0.20)	—	(0.20)
Basic net income per share	$0.33	$0.09	$0.67	$0.34

Weighted average shares outstanding	90,752	90,401	90,625	90,393

Earnings per share-diluted
Income from continuing operations	$0.32	$0.28	$0.65	$0.53
Loss from discontinued operations	—	(0.20)	—	(0.20)
Diluted net income per share	$0.32	$0.08	$0.65	$0.33

Weighted average shares and dilutive potential common shares outstanding	93,682	92,636	93,523	92,248

See accompanying notes to consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$60,735	$30,667
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	22,327
Depreciation and amortization	17,539	14,817
Allowance for doubtful accounts	(249)	—
Deferred rent	101	13
Share-based compensation	1,685	1,621
(Gain) loss on sale of property and equipment	416	(8)
Deferred income taxes	(2,014)	(4,952)
Equity in loss of unconsolidated entity	2,216	849
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,965)	(33,713)
Vehicle pooling costs	(2,023)	(11,906)
Prepaid expenses and other current assets	931	1,294
Land purchase options and other assets	147	(775)
Accounts payable and accrued liabilities	(1,984)	1,620
Deferred revenue	(645)	10,742
Income taxes	(3,276)	(6,696)
Net cash provided by operating activities from continuing operations	61,614	25,900
Net cash provided by operating activities from discontinued operations	—	124
Net cash provided by operating activities	61,614	26,024

Cash flows from investing activities:
Purchases of short-term investments	(428,055)	(372,100)
Sales of short-term investments	380,895	266,600
Purchases of property and equipment	(37,355)	(41,068)
Proceeds from sale of property and equipment	5,826	379
Purchases of goodwill, intangibles, property, equipment and net current assets in connection with acquisitions	—	(22,429)
Investment in unconsolidated entity	—	(8,976)
Net cash used in investing activities from continuing operations	(78,689)	(177,594)
Net cash used in investing activities from discontinued operations	—	(14)
Net cash used in investing activities	(78,689)	(177,608)

Cash flows from financing activities:
Proceeds from the exercise of stock options	9,275	3,122
Proceeds from the issuance of Employee Stock Purchase Plan shares	779	817
Repurchase of common stock	—	(8,873)
Excess tax benefit from share-based payment arrangements	4,409	857
Net cash provided by (used in) financing activities from continuing operations	14,463	(4,077)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	14,463	(4,077)

Effect of foreign currency translation	75	(59)

Net decrease in cash and cash equivalents	(2,537)	(155,720)

Cash and cash equivalents at beginning of period	126,590	252,548
Cash and cash equivalents at end of period	$124,053	$96,828

Supplemental disclosure of cash flow information:
Income taxes paid	$37,192	$33,318

See accompanying notes to consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

January 31, 2007

(Unaudited)

NOTE 1 — Business and Basis of Presentation

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

Principles of Consolidation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2007 and July 31, 2006, and its consolidated statements of income and cash flows for the three and six months ended January 31, 2007 and January 31, 2006. Interim results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, goodwill, income taxes, revenue recognition, share-based compensation and long-lived assets. Actual results could differ from those estimates.

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

The operating results for the first and second quarters of fiscal 2007 and 2006 were adversely affected by incremental costs, characterized as “abnormal” in Statement of Financial Accounting Standards (“SFAS”) No. 151: Inventory Costs, incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are approximately $0.2 million and $4.9 million for the three-month periods ended January 31, 2007 and January 31, 2006, respectively and $0.5 million and $9.5 million for the six-month periods ended January 31, 2007 and January 31, 2006, respectively. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of January 31, 2007, virtually all of the incremental salvage vehicles received as a result of the hurricanes have been sold.

NOTE 3 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Basic weighted average shares outstanding	90,752	90,401	90,625	90,393

Effect of dilutive securities - stock options	2,930	2,235	2,898	1,855

Diluted weighted average shares outstanding	93,682	92,636	93,523	92,248

Options to purchase 51,500 shares of common stock at a weighted average price of $24.25 per share were outstanding during the three months ended January 31, 2006 (none during the three months ended January 31, 2007), and options to purchase 110,000 and 833,500 shares of common stock at a weighted average price of $29.76 and $24.06 were outstanding during the six months ended January 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods.

NOTE 4 — Short-term Investments

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

Short-term investments consist of the following (in thousands):

	January 31, 2007	July 31, 2006
Available-for-sale securities:
Auction rate securities	$195,885	$148,725
Total short-term investments	$195,885	$148,725

NOTE 5 — Discontinued Operations and Goodwill Impairment

In the second quarter of fiscal 2006, the Company adopted a formal plan to discontinue the operations of its public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets.  As of July 31, 2006, no MAG locations remained.  The three and six month periods ending January 31, 2006, have been restated to present the results of these operations as discontinued operations.

Summarized results of operations for MAG is set forth below (in thousands):

	Three months ended January 31, 2006	Six months ended January 31, 2006

Net revenue	$1,900	$4,200
Loss before income taxes	(22,565)	(22,327)
Income tax benefit	4,300	4,300
Net loss from discontinued operations	(18,265)	(18,027)

NOTE 6 — Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2007	July 31, 2006
Amortized intangibles:
Covenants not to compete	$10,071	$10,071
Accumulated amortization	(8,564)	(8,197)
Net intangibles	$1,507	$1,874

Aggregate amortization expense on intangible assets was $0.2 million and $0.3 million for the three months ended January 31, 2007 and 2006, respectively and $0.4 million and $0.5 million for the six months ended January 31, 2007 and 2006, respectively. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2007 (six months remaining)	$322
2008	418
2009	336
2010	300
2011	112
Thereafter	19
Total	$1,507

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2006	$112,291
Goodwill acquired during the period	—
Balance as of January 31, 2007	$112,291

NOTE 7 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three- and six-month periods ended January 31, 2007 and January 31, 2006, include compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2006	5,879	$12.76
Grants of options	216	$28.64
Exercises	(755)	$13.21
Forfeitures or expirations	(18)	$23.47

Outstanding at January 31, 2007	5,322	$13.29	5.02	$85,969

Exercisable at January 31, 2007	3,926	$10.49	3.91	$74,411

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at January 31, 2007.

NOTE 8 — Common Stock Repurchases

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9.0 million shares of its common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 366,000 shares at a weighted average price of $24.24 during the six months ended January 31, 2006.  The Company did not repurchase any shares during the six months ended January 31, 2007.  The total number of shares repurchased under the program as of January 31, 2007 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

NOTE 9 — Segment Reporting

The Company operates in a single segment providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology.

NOTE 10 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
Net income, as reported	$30,392	$7,853	$60,735	$30,667
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	427	18	(68)	28
Total other comprehensive income	$30,819	$7,871	$60,667	$30,695

NOTE 11 — Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending July 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Copart in the first quarter of fiscal 2009. Copart currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

NOTE 12 — Equity Investment and Related Party Transaction

During the three months ended October 31, 2005, the Company committed to invest $9.0 million for a 50% equity interest in Lanelogic, LLC, a Delaware limited liability company (“Lanelogic”), of which $3.0 million was contributed during the three months ended October 31, 2005 and $6.0 million was contributed during the three months ended January 31, 2006. The Company has no further contractual funding commitment. Based on the Company’s evaluation of Lanelogic and related agreements, management believes Lanelogic does not constitute a Variable Interest Entity as defined in FASB Interpretation No.46, Consolidation of Variable Interest Entities. As a result, the Company’s investment has been accounted for under the equity method prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

  During the quarter ended January 31, 2007, the Company’s Chairman and CEO, made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing.  The loan was also repaid during the quarter.  The Company has concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment.  During the three months ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder.  The Company did not participate in this additional equity financing into Lanelogic, which reduced the Company’s ownership percentage from 50% to 37%.  In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which the Company is now a stockholder.

NOTE 13 — Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

Ciano Dessources filed a lawsuit on May 21, 2003 in the Commonwealth of Massachusetts Superior Court against Copart of Connecticut, Inc. and Copart, Inc., which suit purported to be a class action on behalf of persons whose vehicles were disposed of by the Company as abandoned vehicles and which the named plaintiff contended were disposed of without complying with state laws. On February 14, 2007, the parties entered into a settlement agreement terminating the lawsuit.

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin in the State Court of the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. The Company’s motion for summary judgment was heard on January 31, 2007 and no decision has yet been made. The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007 the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is pro se and is demanding a total award of 51% of the Company’s issued stock, as well as approximately $97,000 in damages arising from damage to vehicles. The Magistrate has yet to rule on whether it will grant leave to FCS to file the Second Amended Complaint, or dismiss all or part of the claim.  The Company believes the claims are without merit, and is defending the lawsuit vigorously.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Part II, Item 1A— “Risk Factors” beginning on page 21 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

Acquisitions and New Operations

We have experienced significant growth as we have acquired nine vehicle storage facilities and established thirteen new facilities since the beginning of fiscal 2005. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2007 we opened new facilities in Woodburn, OR and Baltimore, MD.  In fiscal 2006 we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida and Hialeah, Florida. We believe that these acquisitions and openings strengthen our coverage as we have 124 facilities located in North America and are able to provide national coverage for our suppliers.

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

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our VB2 Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which addresses revenue recognition for units of accounting.

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

In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, we have determined that we are not able to separate the services into separate units of accounting because we do not have fair value for undelivered items. As a result, we do not recognize seller fees until the final seller service has been delivered, which generally occurs upon collection of the sales proceeds from the buyer for the seller.

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

We apply the provisions of Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”) to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities.

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

Valuation of Goodwill and Intangibles

We evaluate the impairment of goodwill of our salvage sales operating segment annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions. Such estimates involve significant interpretations of regulations and are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

We evaluate the realizability of our deferred tax assets on an ongoing basis. U.S. generally accepted accounting principles require the assessment of our performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Our ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, we have established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

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

Share-Based Compensation

We account for our stock-based awards to employees and non-employee directors using the fair value method as required by SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise or termination, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our financial position and results of operations.

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

Results of Operations
Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Revenues from continuing operations were approximately $128.9 million during the three months ended January 31, 2007, an increase of approximately $3.8 million, or 3.1% over the three months ended January 31, 2006. Revenue growth from same store sales, those opened before January 31, 2005, was approximately $2.3 million. Revenue growth from new facilities, those opened after Feburary 1, 2005, including facilities in or near Billings, Montana; Dover, Florida; Jacksonville, Florida; and Woodburn, Oregon was approximately $1.5 million.

Yard operation expenses from continuing operations were approximately $68.5 million during the three months ended January 31, 2007, a decrease of approximately $6.0 million, or 8.0%, over the three months ended January 31, 2006. Included in yard expenses is depreciation expense of $7.8 million, an increase of $1.3 million over the three months ended January 31, 2006. Yard operation expenses decreased to 53.2% of revenues during three months ended January 31, 2007, as compared to 59.6% of revenues during the three months ended January 31, 2006. The absolute and percentage decreases in yard expenses, excluding depreciation, were attributable to the decrease in incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs were approximately $4.9 million during the three months ended January 31, 2006 as compared to $0.2 million during the three months ended January 31, 2007, and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of January 31, 2007, virtually all of the incremental salvage vehicles received as a result of the hurricanes have been sold. The disposition of the remaining hurricane vehicles is not expected to have a material impact on yard operation expenses in future periods.

General and administrative expenses from continuing operations were approximately $15.2 million for the three months ended January 31, 2007, an increase of approximately $1.7 million, or 12.3%, over the three months ended January 31, 2006. The increase was primarily due to increases in information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs and outside legal expense and general corporate expansion. General and administrative expenses increased to 11.8% of revenues during the three months ended January 31, 2007, as compared to 10.8% of revenues during the three months ended January 31, 2006.

Total other income was approximately $3.5 million during the three months ended January 31, 2007, an increase of approximately $1.8 million from the three months ended January 31, 2006. The increase is due primarily to a $1.5 million increase in interest income due to higher interest rates and a higher average cash and investments balance and a decrease of $0.8 million in losses from an equity investment in Lanelogic LLC, a Delaware limited liability company (“Lanelogic”). During the quarter ended January 31, 2007, our Chairman and CEO made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its roll out as Lanelogic sought additional equity financing.  The loan was also repaid during the current quarter.  We have concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the three months ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder.  The Company did not participate in this additional equity financing into Lanelogic, which reduced our ownership percentage from 50% to 37%.  In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which we are now a stockholder.

Our effective combined federal, state and local income tax rates for three months ended January 31, 2007 and 2006 were approximately 37.6% and 32.6%, respectively. The increase in the effective tax rate is primarily the result of the 2006 period including a $1.8 million out-of-period reduction, to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years.

During the three months ended January 31, 2006 we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets.  The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on the income statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under Statement of Financial Accounting Standards (SFAS) No 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 as of the second quarter of 2006. We used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of our applicable reporting unit in the interim impairment test of goodwill.

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

Due to the foregoing factors, we realized net income of approximately $30.4 million for the three months ended January 31, 2007, compared to net income of approximately $7.9 million for the three months ended January 31, 2006.

Six Months Ended January 31, 2007 Compared to Six Months Ended January 31, 2006

Revenues from continuing operations were approximately $261.0 million during the six months ended January 31, 2007, an increase of approximately $19.2 million, or 7.9%, over the six months ended January 31, 2006. Revenue growth from same store sales, those opened before January 31, 2005, was approximately $17.0 million. Revenue growth from new facilities, those opened after February 1, 2005, including facilities in or near Billings, Montana; Dover, Florida; Jacksonville, Florida; Baltimore, Maryland; and Woodburn, Oregon was approximately $2.2 million.

Yard operation expenses from continuing operations were approximately $138.8 million during the six months ended January 31, 2007, a decrease of approximately $5.0 million, or 3.5%, over the six months ended January 31, 2006.

Included in yard expenses is depreciation expense of $15.3 million, an increase of $2.7 million over the six months ended January 31, 2006. Yard operation expenses decreased to 53.2% of revenues during six months ended January 31, 2007, as compared to 59.4% of revenues during the six months ended January 31, 2006. The decreases in yard expenses, excluding depreciation, were primarily attributable to the decrease in incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita during the six months ended January 31, 2006. These additional inventory-type costs were approximately $9.5 million during the six months ended January 31, 2006 as compared to $0.5 million during the six months ended January 31, 2007, and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of January 31, 2007, virtually all of the incremental salvage vehicles received as a result of the hurricanes have been sold. The disposition of the remaining hurricane vehicles is not expected to have a material impact on yard operation expenses in future periods.

General and administrative expenses from continuing operations were approximately $30.2 million for the six months ended January 31, 2007, an increase of approximately $3.1 million, or 11.6%, over the six months ended January 31, 2006. The increase was primarily due to increases in information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs and outside legal expense and general corporate expansion. General and administrative expenses increased slightly to 11.6% of revenues during the six months ended January 31, 2007, as compared to 11.2% of revenues during the six months ended January 31, 2006.

Total other income was approximately $5.0 million during the six months ended January 31, 2007, an increase of approximately $0.9 million from the six months ended January 31, 2006. The increase is due primarily to a $2.7 million increase in interest income due to higher interest rates and a higher average cash and investments balance.   This increase was partially offset by an increase of $1.4 million in losses from an equity investment in Lanelogic. During the quarter January 31, 2007, our Chairman and CEO made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing.  The loan was also repaid during the current quarter.  We have concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the six months ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder.  The Company did not participate in this additional equity financing into Lanelogic, which reduced our ownership percentage from 50% to 37%.  In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which we are now a stockholder.

Our effective combined federal, state and local income tax rates for the six months ended January 31, 2007 and 2006 were approximately 37.4% and 35.2%, respectively. The increase in the effective tax rate is primarily the result of the 2006 period including a $1.8 million out-of-period reduction, to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years.

During the six months ended January 31, 2006, we adopted a formal plan to discontinue the MAG operations and dispose of or convert the related assets.  The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on the income statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Under Statement of Financial Accounting Standards (SFAS) No 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 as of the second quarter of 2006. We used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of our applicable reporting unit in the interim impairment test of goodwill.

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

Due to the foregoing factors, we realized net income of approximately $60.7 million for the six months ended January 31, 2007, compared to net income of approximately $30.7 million for the six months ended January 31, 2006.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments increased by approximately $44.6 million from July 31, 2006 to January 31, 2007, as a result of cash generated from continuing operations, which was reduced by cash used for purchases of property and equipment. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of January 31, 2007, we had working capital of approximately $391.9 million, including cash, cash equivalents and short-term investments of approximately $319.9 million. During the course of the year, we invest substantially all of our cash balances in AAA-rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of each quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

We believe that our currently available cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $35.6 million to $61.6 million during the six months ended January 31, 2007 when compared to the six months ended January 31, 2006, due to the increase in net income which was offset in part to the timing of routine changes in working capital items.  The increase in net income is primarily a result of the loss on discontinued operations in the amount of $22.3 million which was recorded during the six months ended January 31, 2006.

Investing Activities

During the six months ended January 31, 2007, we purchased approximately $428.1 million in short-term investments. These purchases were partially offset by the sale of $380.9 million of short-term investments. As noted above, we typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were approximately $37.4 million and $41.1 million for six months ended January 31, 2007 and 2006, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the six months ended January 31, 2007, we did not acquire any facilities.  During the six months ended January 31, 2006, we used cash for the acquisition of facilities in or near Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg , Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska; and Grand Island, Nebraska, which had an aggregate cash cost of approximately $22.4 million.

During the six months ended January 31, 2006 the Company committed to invest $9.0 million for a 50% equity interest in Lanelogic, of which $3.0 million was contributed during the three months ended October 31, 2005 and $6.0 million was contributed during the three months ended January 31, 2006.

Financing Activities

For the six months ended January 31, 2007 and 2006, we generated approximately $14.5 million and $4.8 million, respectively, through the exercise of stock options, including the related excess tax benefit from share based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the six months ended January 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. We did not repurchase any shares during the six months ended January 31, 2007. The total number of shares repurchased under the program as of January 31, 2007 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2007 (in thousands):

Payments due by period

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$118,508	$22,298	$35,951	$27,171	$33,088

Amount of commitment expiration per period

Commercial Commitments (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit	$9,946	$9,946	$—	$—	$—

(1)             Contractual obligations consist of future non-cancelable minimum lease payments under operating leases entered into in the ordinary course of business.

(2)             Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of January 31, 2007, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

Ciano Dessources filed a lawsuit on May 21, 2003 in the Commonwealth of Massachusetts Superior Court against Copart of Connecticut, Inc. and Copart, Inc., which suit purported to be a class action on behalf of persons whose vehicles were disposed of by us as abandoned vehicles and which the named plaintiff contended were disposed of without complying with state laws. On February 14, 2007, the parties entered into a settlement agreement terminating the lawsuit.

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin in the State Court of the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. Our motion for summary judgment was heard on January 31, 2007 and no decision has yet been made. We believe the claim is without merit, and are defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007 the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is pro se and is demanding a total award of 51% of the Company’s issued stock, as well as approximately $97,000 in damages arising from damage to vehicles. The Magistrate has yet to rule on whether it will grant leave to FCS to file the Second Amended Complaint, or dismiss all or part of the claim.  We believe the claims are without merit, and are defending the lawsuit vigorously.

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

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the second quarter of fiscal 2007, vehicles supplied by our largest supplier accounted for approximately 11% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our operating results were adversely affected by abnormal expenses associated with Hurricanes Katrina and Rita during the year ended July 31, 2006, and our operating margins in future periods could be adversely affected by future hurricanes.

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

Our future revenues and revenue growth rates will depend in part on growth in the number of salvage vehicles we sell and process, which in turn depends on numerous factors outside our control.

Our future revenues and revenue growth, if any, will depend in part on increases in the volume of salvage vehicles we sell and process and in part on the revenues we receive for each vehicle sold.  In addition to competitive factors such as our ability to establish relationships with suppliers of salvage vehicles, we believe our ability to increase the number of vehicles processed will depend on factors such as increases in the number of automobiles on the road and trends in accident frequency and accident severity.  If the trend in any of these elements were to change, it could have an adverse effect on our revenues and rates of revenue growth, if any.  For example, although the number of automobiles on the road has historically increased, the rate of increase may vary from period to period due, among other factors, to the state of the economy, rates of population growth, demographic trends in the ages and number of drivers, or changes in the prices of gasoline.  Similarly, rates of accident frequency may depend on weather conditions, and our revenues and growth rates can be adversely affected by mild weather conditions as described above.  Accident severity rates may vary based on changes in automobile construction standards or new automobile safety regulations and standards.     We cannot predict if or to what extent these trends will continue in the future.  Absolute decreases or decreases in the growth rates for any of these factors could have an adverse effect on our future revenues or rates of revenue growth.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 20% of our common stock as of January 31, 2007. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of Common Shares repurchased under our publicly announced program since the beginning of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2007
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Fiscal 2006
First Quarter	—	—	—	—
Second Quarter	366,000	$24.24	4,038,300	4,961,700
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ADDED TO CURRENT QUARTER

(a)           The Annual Meeting of Shareholders of the Company was held on December 18, 2006 (the “Meeting”).

(b)           The following directors were elected at the Meeting:

Willis J. Johnson
A. Jayson Adair
Harold Blumenstein
Steven D. Cohan
James Grosfeld
James E. Meeks
Daniel Englander

(c)           The results of the vote on the matters voted upon at the meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	85,044,472	2,493,736
	A. Jayson Adair	85,021,322	2,516,886
	Harold Blumenstein	68,109,747	19,428,461
	Steven D. Cohan	86,837,227	700,981
	James Grosfeld	66,229,436	21,308,772
	James E. Meeks	83,143,768	4,394,440
	Daniel Englander	86,889,125	639,083

(ii)	Ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year ending July 31, 2007:

For	Against	Abstained	No Vote

87,217,920	240,858	79,430	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated November 27, 2006 relating to the Meeting.

ITEM 6. EXHIBITS

(a)                                  Exhibits

31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 9, 2007