Form 10-Q
period 2007-04-30
COPART INC
filed 2007-06-11
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.
(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES     ☐     NO     ☒

Number of shares of Common Stock outstanding as of June 8, 2007: 91,294,128

Copart, Inc.

Index to the Quarterly Report

April 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	April 30, 2007	July 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$120,779	$126,590
Short-term investments	128,335	148,725
Accounts receivable, net	105,694	99,959
Vehicle pooling costs	27,877	29,148
Income taxes receivable	—	2,064
Prepaid expenses and other assets	4,409	4,864
Total current assets	387,094	411,350
Restricted cash and investments	127,900	—
Property and equipment, net	355,309	341,943
Intangibles, net	1,330	1,874
Goodwill	112,291	112,291
Deferred income taxes	8,089	5,137
Land purchase options and other assets	23,020	22,110
Total assets	$1,015,033	$894,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,967	$60,770
Deferred revenue	14,342	15,372
Income taxes payable	3,812	—
Deferred income taxes	3,199	7,191
Total current liabilities	84,320	83,333
Other liabilities	1,535	1,402
Total liabilities	85,855	84,735
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 91,287 and 90,445 shares issued and outstanding at April 30, 2007 and July 31, 2006, respectively	295,156	276,052
Accumulated other comprehensive income (loss)	464	(37)
Retained earnings	633,558	533,955
Total shareholders’ equity	929,178	809,970
Total liabilities and shareholders’ equity	$1,015,033	$894,705

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006

Revenues	$145,652	$149,512	$406,698	$391,351

Operating costs and expenses:
Yard operations	72,665	80,048	211,433	223,779
General and administrative	15,758	16,113	45,980	43,207
Total operating expenses	88,423	96,161	257,413	266,986
Operating income	57,229	53,351	149,285	124,365

Other income (expense):
Interest income, net	3,540	1,805	9,850	5,385
Other income	1,256	111	2,152	1,499
Equity in losses of unconsolidated entity	—	(1,578)	(2,216)	(2,428)
Total other income	4,796	338	9,786	4,456
Income from continuing operations before income taxes	62,025	53,689	159,071	128,821
Income taxes	23,158	20,509	59,468	46,950
Income from continuing operations	38,867	33,180	99,603	81,871
Discontinued operations:
Income (loss) from discontinued operations, net of income tax effects	—	1,530	—	(16,497)
Net Income	$38,867	$34,710	$99,603	$65,374

Earnings per share-basic
Income from continuing operations	$0.43	$0.37	$1.10	$0.91
Income (loss) from discontinued operations	—	0.01	—	(0.19)
Basic net income per share	$0.43	$0.38	$1.10	$0.72

Weighted average shares outstanding	91,271	90,293	90,836	90,360

Earnings per share-diluted
Income from continuing operations	$0.41	$0.36	$1.06	$0.88
Income (loss) from discontinued operations	—	0.01	—	(0.18)
Diluted net income per share	$0.41	$0.37	$1.06	$0.70

Weighted average shares and dilutive potential common shares outstanding	93,785	92,884	93,634	92,883

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$99,603	$65,374
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	19,342
Depreciation and amortization	26,760	22,920
Allowance for doubtful accounts	401	1,095
Deferred rent	133	14
Share-based compensation	2,595	2,482
Loss on sale of property and equipment	60	355
Deferred income taxes	(6,944)	(3,254)
Equity in loss of unconsolidated entity	2,216	2,428
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,136)	(23,747)
Vehicle pooling costs	1,271	(5,782)
Prepaid expenses and other current assets	526	2,073
Land purchase options and other assets	(263)	605
Accounts payable and accrued liabilities	2,197	5,921
Deferred revenue	(1,030)	8,265
Income taxes	5,876	(5,956)
Net cash provided by operating activities from continuing operations	127,265	92,135
Net cash provided by operating activities from discontinued operations	—	279
Net cash provided by operating activities	127,265	92,414

Cash flows from investing activities:
Purchases of short-term investments	(694,320)	(510,970)
Sales of short-term investments	714,710	383,070
Restricted cash and purchases of short-term investments	(127,900)	—
Purchases of property and equipment	(59,159)	(59,522)
Proceeds from sale of property and equipment	16,659	599
Purchases of goodwill, intangibles, property, equipment and net current assets in connection with acquisitions	—	(22,859)
Investment in unconsolidated entity	—	(8,934)
Net cash used in investing activities from continuing operations	(150,010)	(218,616)
Net cash provided by investing activities from discontinued operations	—	8
Net cash used in investing activities	(150,010)	(218,608)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10,694	4,680
Proceeds from the issuance of Employee Stock Purchase Plan shares	779	817
Repurchase of common stock	—	(8,873)
Excess tax benefit from share-based payment arrangements	5,036	1,222
Net cash provided by (used in) financing activities from continuing operations	16,509	(2,154)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	16,509	(2,154)

Effect of foreign currency translation	425	(188)

Net decrease in cash and cash equivalents	(5,811)	(128,536)

Cash and cash equivalents at beginning of period	126,590	252,548
Cash and cash equivalents at end of period	$120,779	$124,012

Supplemental disclosure of cash flow information:
Income taxes paid	$55,501	$52,947
Non-cash note receivable from sale of discontinued operations	$—	$8,889

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

April 30, 2007

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

Principles of Consolidation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2007 and July 31, 2006, and its consolidated statements of income and cash flows for the three and nine months ended April 30, 2007 and April 30, 2006. Interim results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

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

NOTE 2 — Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard and fleet expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard and fleet expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If its allocation factors change, then yard and fleet expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

The operating results for the three and nine months ended April 30, 2006 were adversely affected by incremental costs, characterized as “abnormal” in Statement of Financial Accounting Standards (“SFAS”) No. 151: Inventory Costs, incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are approximately $2.6 million for the three months ended April 30, 2006 and $0.5 million and $12.0 million for the nine months ended April 30, 2007 and April 30, 2006, respectively.  The Company did not incur any abnormal costs for the three months ended April 30, 2007.  These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of April 30, 2007, all of the incremental salvage vehicles received as a result of the hurricanes have been sold.

NOTE 3 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006

Basic weighted average shares outstanding	91,271	90,293	90,836	90,360

Effect of dilutive securities - stock options	2,514	2,591	2,798	2,523

Diluted weighted average shares outstanding	93,785	92,884	93,634	92,883

Options to purchase 143,000 and 48,000 shares of common stock at a weighted average price of $29.57 and $27.21 per share were outstanding during the three months ended April 30, 2007 and 2006, respectively. In addition, options to purchase 143,000 and 53,000 shares of common stock at a weighted average price of $29.52 and $25.89 were outstanding during the nine months ended April 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods and including these options would have an anti-dilutive impact.

NOTE 4 — Investments

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

Restricted investments consist of AAA-rated enhanced cash funds with next day liquidity.  Enhanced cash funds tyically invest in commercial paper, floating rate notes and fixed rate bonds which have an original maturity in excess of three months.  Although the funds may invest in securities with maturities in excess of three months, they are priced and traded as short-term securities as they have next day liquidity.

The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations, excluding $127.8 million of enhanced cash funds that were placed in escrow as part of the agreement to acquire Universal Salvage Plc, (Note 14), which are classified as restricted.  These restricted investments are recorded as a non-current asset as of April 30, 2007.  The Company has classified auction rate securities as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of Shareholders’ Equity and Comprehensive Income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

Short-term and restricted investments consist of the following (in thousands):

	April 30, 2007	July 31, 2006
Available-for-sale securities:
Auction rate securities	$128,335	$148,725
Enhanced cash funds	127,835	—
Total investments	$256,170	$148,725

NOTE 5 — Discontinued Operations and Goodwill Impairment

In the second quarter of fiscal 2006, the Company adopted a formal plan to discontinue the operations of its public auction business Motors Auction Group (“MAG”) and dispose of or convert the related assets.  As of July 31, 2006, no MAG locations remained.  The three and nine month periods ending April 30, 2006, have been restated to present the results of these operations as discontinued operations.

Summarized results of operations for MAG is set forth below (in thousands):

	Three months ended April 30, 2006	Nine months ended April 30, 2006

Net revenue	$2,000	$6,200
Income (loss) before income taxes	3,501	(18,826)
Income tax (expense) benefit	(1,971)	2,329
Net income (loss) from discontinued operations	$1,530	$(16,497)

NOTE 6 — Goodwill and Intangible Assets

The following table sets forth intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2007	July 31, 2006
Amortized intangibles:
Covenants not to compete	$10,071	$10,071
Accumulated amortization	(8,741)	(8,197)
Net intangibles	$1,330	$1,874

Aggregate amortization expense on intangible assets was $0.2 million for the three months ended April 30, 2007 and 2006, and $0.5 million for the nine months ended April 30, 2007 and 2006. The average life of the covenants not to compete is approximately five years.  Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2007 (three months remaining)	$145
2008	418
2009	336
2010	300
2011	112
Thereafter	19
Total	$1,330

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2006	$112,291
Goodwill acquired during the period	—
Balance as of April 30, 2007	$112,291

NOTE 7 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three- and nine-month periods ended April 30, 2007 and April 30, 2006, include compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2006	5,879	$12.76
Grants of options	216	$28.64
Exercises	(810)	$13.38
Forfeitures or expirations	(36)	$23.96

Outstanding at April 30, 2007	5,249	$13.23	4.76	$82,765

Exercisable at April 30, 2007	4,007	$10.65	3.77	$73,411

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 5,138,987 options that were in-the-money at April 30, 2007.

NOTE 8 — Common Stock Repurchases

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9.0 million shares of its common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 366,000 shares at a weighted average price of $24.24 during the nine months ended April 30, 2006.  The Company did not repurchase any shares during the nine months ended April 30, 2007.  The total number of shares repurchased under the program as of April 30, 2007 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

NOTE 9 — Segment Reporting

The Company operates in a single segment providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology.

NOTE 10 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006
Net income, as reported	$38,867	$34,710	$99,603	$65,374
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax effects	569	(102)	501	(74)
Total other comprehensive income	$39,436	$34,608	$100,104	$65,300

NOTE 11 — Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending July 31, 2007. The Company adopted SAB 108 and it did not have a material impact on the Company’s consolidated results of operations and financial position.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial position.

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

During the quarter ended January 31, 2007, the Company’s Chairman and CEO, made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing.  The loan was repaid during the second quarter ending January 31, 2007.  The Company has concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment.  During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder.  The Company did not participate in this additional equity financing into Lanelogic, which reduced the Company’s ownership percentage from 50% to 37%.  In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which the Company is now a stockholder.

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

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007, the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is pro se and is demanding a total award of 51% of the Company’s issued stock, as well as approximately $97,000 in damages arising from damage to vehicles. The Magistrate granted leave to FCS to file the Second Amended Complaint amending the claim, but deferred any proceedings on class certification until after the court rules on motions to dismiss for lack of subject matter jurisdiction, improper venue, failure to state a claim upon which relief can be granted, and other grounds.  The Company believes the claims are without merit, and is defending the lawsuit vigorously.

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

NOTE 14 — Pending Acquisition

On April 5, 2007, the Company announced that it had reached agreement with the board of directors of Universal Salvage plc (Universal), which is listed on the London Stock Exchange under the symbol UVS, with respect to a recommended cash offer (the “Offer”) by a wholly-owned Copart subsidiary organized under the laws of England and Wales (Copart UK) to acquire the entire issued share capital of Universal.

Under the Offer, Copart, through Copart UK, offered shareholders of Universal an aggregate of £2.00 in cash for each issued share (approximately $3.99 based on exchange rates on April 30, 2007).  The Offer values Universal in the aggregate at approximately £57.0 million ($113.8 million as of April 30, 2007), excluding cash issuable in connection with Universal’s outstanding share options and a warrant, estimated to total approximately £4.6 million ($9.2 million as of April 30, 2007).  Copart will also assume outstanding indebtedness of Universal totaling approximately £2.2 million ($4.4 million as of April 30, 2007).

The Offer is to be effected by means of a scheme of arrangement under section 425 of the Companies Act (England) and the scheme will require the approval of the Universal shareholders and the sanction of an English court.

On May 21, 2007, the shareholders of Universal voted to approve the scheme of arrangement to implement the offer.  Copart and Universal currently anticipate that the transaction will be concluded on or about June 15, 2007.  However, there can be no assurances that all such approvals will be obtained or that the transaction will be consummated.

Universal is a leading service provider to the UK motor insurance and automotive industries.  Universal manages the collection and disposal of vehicles for a broad range of clients.  It handles a wide range of vehicles, including accident-damaged cars, commercial vehicles, motor cycles, and low-value vehicles sold on a fee basis, end-of-life vehicles, and abandoned and tax default vehicles.  It sells most of these vehicles at auction (in-door, out-door, and on the internet) and recycles the remaining vehicles through its authorized recycling facilities.  Universal operates a network of seven facilities located thoughout the United Kingdom.

The Company has incurred approximately $1.3 million in direct costs relating to the pending acquisition which have been recorded in other long-term assets as of April 30, 2007.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Part II, Item 1A— “Risk Factors” beginning on page 22 of this report and those discussed elsewhere in this report. We encourage investors to review these factors carefully.

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

At the election of the vehicle supplier, we sell vehicles pursuant to our Percentage Incentive Program (“PIP”) or on a fixed fee consignment basis. Under the PIP program, we agree to sell all of the salvage vehicles of a vehicle supplier in a specified market usually for a predetermined percentage of the vehicle sales price. Under our fixed fee consignment program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Using either consignment method, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (“gross proceeds”).

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

On April 5, 2007, we announced that we had reached agreement with the board of directors of Universal Salvage plc (Universal), which is listed on the London Stock Exchange, with respect to a recommended cash offer (the “Offer”) to acquire the entire issued share capital of Universal.  The Offer values Universal in the aggregate at approximately £57.0 million ($113.8 million as of April 30, 2007), excluding cash issuable in connection with Universal’s outstanding share options and a warrant, estimated to total approximately £4.6 million ($9.2 million as of April 30, 2007).  We will also assume outstanding indebtedness of Universal totaling approximately £2.2 million ($4.4 million as of April 30, 2007).  We expect the acquisition to be concluded on or about June 15, 2007.  Following completion, the acquisition will mark our first acquisition outside North America.

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

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

Results of Operations
Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Revenues from continuing operations were approximately $145.7 million during the three months ended April 30, 2007, a decrease of approximately $3.9 million, or 2.6% over the three months ended April 30, 2006. Revenue generated from Hurricanes Katrina and Rita decreased $6.4 million.  Revenue growth from new facilities, those opened after May 1, 2006, including facilities in or near Dover, Florida; Jacksonville, Florida; Baltimore, Maryland and Woodburn, Oregon was approximately $2.5 million.

Yard operation expenses from continuing operations were approximately $72.7 million during the three months ended April 30, 2007, a decrease of approximately $7.4 million, or 9.2%, over the three months ended April 30, 2006. There were no abnormal costs during the three months ended April 30, 2007.  Included in yard expenses is depreciation expense of $7.6 million, an increase of $0.6 million over the three months ended April 30, 2006. Yard operation expenses decreased to 49.9% of revenues during the three months ended April 30, 2007, as compared to 53.5% of revenues during the three months ended April 30, 2006. The absolute and percentage decreases in yard expenses, excluding depreciation, were attributable to the decrease in incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita. These additional inventory-type costs were approximately $2.6 million during the three months ended April 30, 2006, and were charged to yard operations in accordance with SFAS 151. There were no similar abnormal costs during the three months ended April 30, 2007 and going forward we do not expect to incur abnormal costs for Hurricanes Katrina and Rita. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of April 30, 2007, all of the incremental salvage vehicles received as a result of the hurricanes have been sold.

General and administrative expenses from continuing operations were approximately $15.8 million for the three months ended April 30, 2007, a decrease of approximately $0.4 million, or 2.2%, over the three months ended April 30, 2006. The decrease was primarily due to decreased operating lease costs on computer equipment leases which were purchased in the prior quarter and a reduction in legal costs.  General and administrative remained unchanged at 10.8% of revenues during the three months ended April 30, 2007and April 30, 2006.

Total other income was approximately $4.8 million during the three months ended April 30, 2007, an increase of approximately $4.5 million from the three months ended April 30, 2006. The increase is due primarily to a $1.7 million increase in interest income due to higher interest rates and a higher average cash and investments balance, and a decrease of $1.6 million in losses from an equity investment in Lanelogic Corporation (“Lanelogic”).

Our effective combined federal, state and local income tax rates for three months ended April 30, 2007 and 2006 were approximately 37.3% and 38.2%, respectively. The decrease in rate is due in part to the increase in tax exempt interest income.

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

Due to the foregoing factors, we realized net income of approximately $38.9 million for the three months ended April 30, 2007, compared to net income of approximately $34.7 million for the three months ended April 30, 2006.

Nine Months Ended April 30, 2007 Compared to Nine Months Ended April 30, 2006

Revenues from continuing operations were approximately $406.7 million during the nine months ended April 30, 2007, an increase of approximately $15.3 million, or 3.9%, over the nine months ended April 30, 2006. Revenue growth from same store sales, those opened before April 30, 2006, was approximately $10.8 million. Revenue growth from new facilities, those opened after May 1, 2006, including facilities in or near Dover, Florida; Jacksonville, Florida; Baltimore, Maryland; and Woodburn, Oregon was approximately $4.5 million.

Yard operation expenses from continuing operations were approximately $211.4 million during the nine months ended April 30, 2007, a decrease of approximately $12.3 million, or 5.5%, over the nine months ended April 30, 2006. Included in yard expenses is depreciation expense of $22.9 million, an increase of $3.3 million over the nine months ended April 30, 2006. Yard operation expenses decreased to 52.0% of revenues during the nine months ended April 30, 2007, as compared to 57.2% of revenues during the nine months ended April 30, 2006. The decreases in yard expenses, excluding depreciation, were primarily attributable to the decrease in incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita during the nine months ended April 30, 2006. These additional inventory-type costs were approximately $12.0 million during the nine months ended April 30, 2006 as compared to $0.5 million during the nine months ended April 30, 2007, and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of April 30, 2007, all of the incremental salvage vehicles received as a result of the hurricanes have been sold.

General and administrative expenses from continuing operations were approximately $46.0 million for the nine months ended April 30, 2007, an increase of approximately $2.8 million, or 6.4%, over the nine months ended April 30, 2006. The increase was primarily due to increases in information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs and general corporate expansion.  These increases were offset by decreased operating lease costs on computer equipment leases which were bought out in the prior quarter and a reduction in legal costs. General and administrative expenses increased slightly to 11.3% of revenues during the nine months ended April 30, 2007, as compared to 11.0% of revenues during the nine months ended April 30, 2006.

Total other income was approximately $9.8 million during the nine months ended April 30, 2007, an increase of approximately $5.3 million from the nine months ended April 30, 2006. The increase is due primarily to a $4.5 million increase in interest income due to higher interest rates and a higher average cash and investments balance.

Our effective combined federal, state and local income tax rates for the nine months ended April 30, 2007 and 2006 were approximately 37.4% and 36.4%, respectively. The increase in the effective tax rate is primarily the result of the 2006 period including a $1.8 million out-of-period reduction, to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years.

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

Due to the foregoing factors, we realized net income of approximately $99.6 million for the nine months ended April 30, 2007, compared to net income of approximately $65.4 million for the nine months ended April 30, 2006.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments decreased by approximately $26.2 million from July 31, 2006 to April 30, 2007, as a result of cash used for purchases of property and equipment and restricted cash and investments offset by cash generated from continuing operations. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of April 30, 2007, we had working capital of approximately $302.8 million, including cash, cash equivalents and short-term investments of approximately $249.1 million. During the course of the year, we invest substantially all of our cash balances in AAA-rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of each quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

We believe that our currently available cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities from continuing operations increased by approximately $35.1 million to $127.3 million during the nine months ended April 30, 2007 when compared to the nine months ended April 30, 2006, due to the increase in net income which was offset in part to the timing of routine changes in working capital items. The increase in net income is primarily a result of the loss on discontinued operations in the amount of $22.3 million which was recorded during the six months ended January 31, 2006.

Investing Activities

During the nine months ended April 30, 2007, we sold approximately approximately $714.7 million in short-term investments. These sales were partially offset by the purchase of $694.3 million of short-term investments. As noted above, we typically invest our cash in auction rate notes with ratings of AAA.

During the nine months ended April 30, 2007, we transferred approximately $0.1 million into restricted cash and purchased approximately $127.8 million in restricted investments. As part of the offer to acquire Universal Salvage Plc, we were required to place in escrow $127.9 million. These funds are invested in AAA rated enhanced cash funds which provide next day liquidity. Enhanced cash funds typically invest in commercial paper, floating rate notes and fixed rate bonds which have an original maturity in excess of three months.

Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were approximately $59.2 million and $59.5 million for nine months ended April 30, 2007 and 2006, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

During the nine months ended April 30, 2007, we did not acquire any facilities. During the nine months ended April 30, 2006, we used cash for the acquisition of facilities in or near Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg, Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska; and Grand Island, Nebraska, which had an aggregate cash cost of approximately $22.9 million.

During the six months ended January 31, 2006, we committed to invest $9.0 million for a 50% equity interest in Lanelogic, of which $3.0 million was contributed during the three months ended October 31, 2005 and $6.0 million was contributed during the three months ended January 31, 2006. During the second quarter ended January 31, 2007, our

Chairman and CEO made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its roll out as Lanelogic sought additional equity financing.  The loan was repaid during the second quarter ending January 31, 2007. We have concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder. We did not participate in this additional equity financing into Lanelogic, which reduced our ownership percentage from 50% to 37%. In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which we are now a stockholder.

Financing Activities

For the nine months ended April 30, 2007 and 2006, we generated approximately $16.5 million and $6.7 million, respectively, through the exercise of stock options, including the related excess tax benefit from share based payment arrangements and shares issued under our Employee Stock Purchase Plan.

 In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the nine months ended April 30, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. We did not repurchase any shares during the nine months ended April 30, 2007. The total number of shares repurchased under the program as of April 30, 2007 is approximately 4.0 million, leaving approximately 5.0 million available under the repurchase program.

Lease, Purchase and Other Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2007 (in thousands):

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases (1)	$113,528	$20,867	$35,461	$26,955	$30,245
Pending acquisition of Universal Salvage plc (2)	123,000	123,000	—	—	—
Total contractual obligations	$236,528	$143,867	$35,461	$26,955	$30,245

Amount of commitment expiration per period

Commercial Commitments (3)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit	$10,670	$10,670	$—	$—	$—

(1)    Contractual obligations consist of future non-cancelable minimum lease payments under operating leases entered into in the ordinary course of business.

(2)    On April 5, 2007, we entered into an agreement with the board of directors of Universal Salvage plc (Universal), which is listed on the London Stock Exchange under the symbol UVS, with respect to a recommended cash offer by a wholly-owned Copart subsidiary organized under the laws of England and Wales (Copart UK) to acquire the entire issued share capital of Universal. (Note 14)

(3)    Commercial commitments include primarily letters of credit provided for insurance programs and certain business transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of April 30, 2007, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, , AAA rated auction rate securities, and AAA rated enhanced cash funds, all which also bear interest at a variable rate . Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007, the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is pro se and is demanding a total award of 51% of the Company’s issued stock, as well as approximately $97,000 in damages arising from damage to vehicles. The Magistrate granted leave to FCS to file the Second Amended Complaint amending the claim, but deferred any proceedings on class certification until after the court rules on motions to dismiss for lack of subject matter jurisdiction, improper venue, failure to state a claim upon which relief can be granted, and other grounds. We believe the claims are without merit, and are defending the lawsuit vigorously.

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

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the third quarter of fiscal 2007, vehicles supplied by our largest supplier accounted for approximately 11% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our pending acquisition of Universal Salvage plc will expose us to risks arising from the acquisition and risks associated with operating in markets outside North America. We have no prior experience operating outside North America, and any failure to integrate Universal Salvage into our operations successfully could have an adverse effect on our future operating results.

On April 5, 2007, we announced that we had reached agreement with the board of Universal Salvage plc (“Universal”) with respect to an offer to acquire all the issued share capital of Universal for £2.00 per share (approximately $3.99 based on exchange rates on April 30, 2007). Universal is a service provider to the motor insurance and automotive industries, and it operates exclusively within the United Kingdom. Under our offer, Copart would pay in cash approximately £57.0 ($113.8, million as of April 30, 2007) for the issued shares of Universal and £4.6 million ($9.2 million, as of April 30, 2007) in connection with the exercise of outstanding options and a warrant. Copart will also assume outstanding indebtedness of approximately £2.2 million ($4.4 million, as of April 30, 2007). Copart anticipates that the acquisition of Universal will be concluded on or about June 15, 2007.

The acquisition of Universal and the expansion of our operations outside North America poses substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from the acquisition, or we may experience unanticipated costs or expenses integrating Universal’s operations into our existing business. Among other things, we intend eventually to deploy our VB2 auction technologies at Universal’s existing operations, and we cannot predict whether this deployment will be successful or will result in increases in Universal’s revenues relative to its historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with the acquisition of Universal.

We have no experience operating our business outside North America and lack familiarity with local laws, regulations and business practices. We will need to develop policies and procedures to manage our business on a global scale. Operationally, Universal’s business has depended on key customer and supplier relationships, and we will need to maintain those relationships after completion of the acquisition. If we fail to maintain those relationships, including as a result of a loss of any key Universal employees following the acquisition, it would have an adverse effect on our operating objectives for the United Kingdom and could have an adverse effect on our future operating results.

In addition, we anticipate our international operations will subject us to a variety of risks associated with operating on an international basis, including:

•                  the difficulty of managing and staffing foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•                  the need to localize our product offerings, particularly with respect to VB2;

•                  tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets; and

•                  exposure to foreign currency exchange rate risk, which we have not been previously subject to in any material amounts.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and have an adverse effect on our operating results.

Our operating results were adversely affected by abnormal expenses associated with Hurricanes Katrina and Rita during the year ended July 31, 2006, and our operating margins in future periods could be adversely affected by future hurricanes.

During the year ended July 31, 2006, we recognized substantial additional costs associated with Hurricanes Katrina and Rita. These additional costs, characterized as “abnormal” under SFAS 151, were recognized during the year ended July 31, 2006, and include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. As of April 30, 2007, all of the incremental salvage vehicles received as a result of the hurricanes have been sold. These “abnormal” costs do not include the normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the unit and are reflected in vehicle pooling costs on the balance sheet. In the event we were to experience adverse weather or other anomalous conditions that result in abnormally high number of salvage vehicles in one or more of our markets could have an adverse effect on our future operating results.

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

Factors such as mild weather conditions can have an adverse effect on our revenues and operating results as well as our revenue and earnings growth rates.

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

High fuel prices may have an adverse effect on our revenues and operating results as well as our earnings growth rates.

Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our PIP contracts the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees which we will not be able to pass on to our suppliers of salvage vehicles. A material increase in tow rates could have an adverse impact on our operating results.

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

Because the growth of our business has been due in large part to acquisitions and development of new salvage vehicle sales facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.

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

Participants in the salvage vehicle sales and auction industry are subject to, and may be required to expend funds to ensure compliance with a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures in the markets in which we operate, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

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

We rely upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 20% of our common stock as of April 30, 2007. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Date: June 8, 2007