Form 10-K
period 2007-07-31
COPART INC
filed 2007-10-01
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K

ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23255

Copart, Inc.

(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California	94534
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(707) 639-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
(Including associated Preferred Stock Rights)	(NASDAQ Global Select Market)

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

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,607,905,000 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At September 27, 2007, registrant had 88,357,359 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2007. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Item 1A Business under the caption entitled “Risk Factors” beginning on page 19 of this annual report on Form 10-K and those discussed elsewhere in this annual report on Form 10-K. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Although we believe that, based on information currently available to Copart and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

PART I

Item 1.                     Business

General

Copart, Inc. is a leading provider of vehicle remarketing services in the United States (US) and the United Kingdom (UK).

We provide vehicle suppliers, primarily insurance companies, with a full range of remarketing services to process and sell salvage vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the US we sell vehicles primarily as an agent and derive revenue primarily from sales transaction fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage. In the UK we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle to buyers through a combination of live auctions and Internet sales. We intend to implement VB2 at our UK facilities where appropriate during fiscal 2008.

We have grown our salvage business through a combination of acquisitions, the development of new facilities and also by increasing our buyer base and implementing additional value-added services for both buyers and suppliers. For fiscal year 2007, which ended July 31, 2007, our revenues were approximately $560.7 million and our operating income was approximately $203.1 million. On June 14, 2007, we acquired Universal Salvage plc, or Universal. Universal, based in the UK, operates seven salvage yards in the UK and is a leading provider of vehicle remarketing services to the motor insurance and automotive industries. Universal specializes in the disposal of accident-damaged, End-of-Life, fee-based non-salvage vehicles. On August 1, 2007, we acquired Century Salvage Sales Limited, or Century, in the UK. Century operates three salvage yards in the UK. During the fiscal year ended July 31, 2007, we opened three new salvage vehicle storage facilities located in Baltimore, Maryland; Woodburn, Oregon and Punta Gorda, Florida. During the year we also closed one facility, located in Grand Island, Nebraska. As of July 31, 2007, we had 123 facilities in the US, 1 facility in Canada and 7 facilities in the UK.

During fiscal 2004, we converted all of our North American salvage vehicle storage facilities to an Internet based auction-style model using VB2. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

We believe the implementation of VB2 across our North American salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles from us. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2007, sales of North American vehicles, on a unit basis, to buyers outside the state where the vehicle is located accounted for 50.8% of total vehicles sold (25.1% of salvage vehicles were sold to out of state buyers and 25.7% were sold to out of country buyers, based on registration). As we integrate our recent UK acquisitions we intend to implement VB2 at our UK facilities where appropriate. We can not predict whether the implementation of VB2 in the UK will have the same favorable impact on our buyer base and operating efficiencies that we experienced in the US.

We believe that we offer the highest level of service in the salvage vehicle sales and remarketing industry and have established our leading market position by:

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

•        applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging and an electronic used vehicle parts locator service; and

•        providing the venue for insurance customers through our Virtual Insured Exchange “VIX” product to enter a vehicle into a live virtual sale to establish its true value,  allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

We adopted a formal plan in fiscal 2006 to discontinue the operations of Motors Auction Group, or MAG, a wholly owned subsidiary, and dispose of the related assets or convert them to our salvage business. We operated six public automobile sales facilities located in Detroit, Michigan; Chesapeake, Virginia; New Castle, Delaware; Greencastle, Pennsylvania; Pittsburgh, Pennsylvania and Richmond, Virginia. We sold the businesses located in Chesapeake, New Castle and Greencastle prior to the end of fiscal 2006. We converted Detroit, Pittsburgh and Richmond into salvage facilities. As of the end of fiscal 2006, no MAG operations remained.

We were incorporated in California in 1982 and became a public company in 1994. Our principal executive offices are located at 4665 Business Center Drive, Fairfield, California 94534, and our telephone number at that address is (707) 639-5000. We maintain a website, http://www.copart.com, where we make available, free of charge, our code of ethics, other corporate information, and our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our website solely for the information of investors. Information contained on our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Industry Overview

The salvage vehicle industry provides a venue for salvage vehicle suppliers to liquidate total loss vehicles. In the United States and Canada, salvage vehicle sales companies generally auction or sell salvage vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion in the US and Canada and on a primary basis in the UK, salvage sales companies will purchase vehicles from vehicle suppliers at a formula-based price, based usually either on a percentage of the vehicles’ estimated pre-loss actual cash value and/or based on the extent of damage and sell the vehicles for their own account. Salvage vehicle sales companies typically operate from one or more salvage facilities where vehicles are processed, viewed, stored and sold. However, in the United States and Canada, Copart, through the introduction of VB2, eliminated local live auctions, and we now sell all of our salvage vehicles over the Internet. In the UK, Copart sells vehicles though a combination of live auctions and Internet sales.

Although there are other suppliers of salvage vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies, charities and automobile dealers, the primary source of salvage vehicles is insurance companies.

Automobile manufacturers are incorporating new standard features, including unibody construction, passenger safety cages with surrounding crumple zones to absorb impacts, plastic components, airbags, xenon lights, computer systems, heated seats and navigation systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes. This could result in an increasing supply of total loss salvage vehicles in the future.

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

Following an accident involving an insured vehicle, the damaged vehicle is generally towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its actual cash value (fair market value). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs and the vehicle’s salvage value, as well as customer service considerations. If the cost of repair is greater than the actual cash value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a salvage vehicle sales company, settle with the insured vehicle owner and receive title to the vehicle.

We believe the primary factors that vehicle suppliers consider when selecting a salvage vehicle sales company include:

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

•        the ability to generate custom seller reports; and

•        in the UK, the percentage of the actual cash value paid for the vehicle.

In the UK, insurance companies generally tender periodic contracts for the purchase of salvaged vehicles. The salvage company that is willing to pay the highest price for the vehicles will generally be awarded the contract.

Generally, upon receipt of the pick up order (the assignment), the salvage vehicle sales company arranges for the transport of a vehicle to a facility. In North America, as a service to the vehicle supplier, the salvage vehicle sales company will customarily pay advance charges (reimbursable charges paid on behalf of vehicle suppliers) to obtain the subject vehicle’s release from a towing company or vehicle repair facility. Typically, advance charges paid on behalf of the vehicle supplier are recovered upon sale of the salvage vehicle.

The vehicle then remains in storage at our facility until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state’s motor vehicle regulatory agency, or DMV. Generally total loss vehicles may be sold in most states only after obtaining a salvage title from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is sold either on behalf of the insurance company of for our own account, depending on the terms of the contract. In the UK, upon release of interest by the vehicle owner, the insurance company notifies us that the vehicle is available for sale.

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things (i) acquiring and developing new salvage vehicle storage facilities in key markets including foreign markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our remarketing service offerings to suppliers and buyers and (iv) expanding the application of VB2 into new markets. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities we introduce our (i) pricing structure, (ii) selling processes, (iii) operational procedures, (iv) management information systems and, when necessary, (v) redeploy existing personnel.

As part of our overall expansion strategy, our objective is to increase our revenues, operating profits and market share in the vehicle sales industry. To implement our growth strategy, we intend to continue to do the following:

Acquire and Develop New Salvage Vehicle Storage Facilities in Key Markets Including Foreign Markets

Our strategy is to offer integrated services to vehicle suppliers on a national or regional basis by acquiring or developing salvage facilities in new and existing markets. When appropriate we integrate our new acquisitions into our global network and capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of our operating procedures.

The following table sets forth facilities that we have acquired or opened from August 1, 2004 through July 31, 2007.

Salvage Locations	Acquisition/ Opening Date	Geographic Service Area
Strongsville, Ohio	January 2005	Northwest Ohio
Ocala, Florida	February 2005	Central Florida
Knoxville, Tennessee	February 2005	Eastern Tennessee
Lexington, Kentucky	April 2005	Northern and Central Kentucky
Loganville, Georgia	April 2005	Central Georgia
Spokane, Washington	July 2005	Eastern Washington and Northern Idaho
Tallahassee, Florida	July 2005	Gulf Region
Hialeah, Florida	July 2005	Southeast Florida
Columbia, Missouri	July 2005	Central Missouri
Honolulu, Hawaii	August 2005	Hawaii
Greenwood, Nebraska	September 2005	Eastern Nebraska
Grand Island, Nebraska	September 2005	Eastern Nebraska
York Haven, Pennsylvania	November 2005	Southern Pennsylvania
Chambersburg, Pennsylvania	November 2005	Southern Pennsylvania
Altoona, Pennsylvania	November 2005	Central Pennsylvania
Fruitland, Maryland	November 2005	Eastern Maryland
Lansing, Michigan	December 2005	Central Michigan
Billings, Montana	March 2006	Central Montana
Dover, Florida	July 2006	Western Florida
Jacksonville, Florida	July 2006	Northeast Florida
Baltimore Maryland	November 2006	Central Maryland
Woodburn, Oregon	January 2007	Central Oregon
Sandy, England	June 2007	East England and Midlands
Sandtoft, England	June 2007	Northern England
Sandwich, England	June 2007	London and South East United Kingdom
Westbury, England	June 2007	South Wales and South West United Kingdom
Chester, England	June 2007	North Wales and North West England
Denny, Scotland	June 2007	Scotland
Wootton, England	June 2007	Central United Kingdom
Punta Gorda, Florida	July 2007	Southwest Florida

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

Expand Our Service Offerings to Suppliers and Buyers

Over the past several years, we have expanded our available service offerings to vehicle suppliers and buyers. The primary focus of these new remarketing service offerings is to maximize returns to our suppliers and maximize product value to our buyers. Recent service enhancements include, for our suppliers, real-time access to sales data over the Internet and, for our buyers, the implementation of VB2 real-time bidding at all of our North American facilities, permitting buyers at any location worldwide to participate in the sales at all of our yards in North America. We plan to continue to refine and expand our remarketing services, including offering software that can assist our suppliers in expediting claims and salvage management tools that help suppliers integrate their systems with ours.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the salvage vehicle remarketing service industry.

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 131 facilities located in the United States, Canada and the United Kingdom as of July 31, 2007. We are able to offer integrated services to our vehicle suppliers, which allows us to respond to the needs of our suppliers and buyers with maximum efficiency. Our coverage provides our suppliers with key advantages, including:

•        a reduction in administrative time and effort;

•        a reduction in overall vehicle towing costs;

•        convenient local facilities;

•        improved access to buyers throughout the world;

•        a prompt response in the event of a natural disaster or other catastrophe; and

•        consistency in remarketing of salvage vehicles.

Value-Added Services

We believe that we offer the most comprehensive range of remarketing services in our industry, including:

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

•        Specialty sales, which allow buyers the opportunity to focus on select types of vehicles: i.e. motorcycles, heavy equipment, boats, recreational vehicles and rental cars; and

•        Interactive Online Counter Bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter bid the current high bidder.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating salvage vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 74 salvage vehicle storage facilities both in North America and the UK. As part of our acquisition and integration strategy, we seek to:

•        expand our global presence;

•        strengthen our networks and access new markets;

•        utilize our existing corporate and technology infrastructure over a larger base of operations; and

•        introduce our comprehensive services and operational expertise.

We strive to integrate all new facilities, when appropriate, into our existing network without disruption of service to vehicle suppliers. We work with new suppliers to implement our fee structures and new service programs. We typically retain existing employees at acquired facilities in order to retain knowledge about, and respond to, the local market. We also assign a special integration team to help convert newly acquired facilities to our own management information and proprietary software systems, enabling us to ensure a smooth and consistent transition to our business operating and sales systems.

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

Our Service Offerings

We offer vehicle suppliers a full range of vehicle remarketing services, which expedite each stage of the salvage vehicle sales process, maximizing proceeds and minimizing costs. Not all service offerings are available in all markets.

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

Estimating Services

We offer vehicle suppliers in the UK estimating services for vehicles taken to our sites. Estimating services provide our insurance company suppliers repair estimates which allows the insurance company to determine if the vehicle is a total loss vehicle. If the vehicle is determined to be a total loss, it is assigned to inventory.

End-of-Life Vehicle Processing

In the UK, Universal is an authorized treatment facility, or ATF, for the disposal of End-of-Life vehicles, or ELVs.

Virtual Insured Exchange (VIX)

We provide the venue for insurance customers to enter a vehicle into a live virtual auction-style sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enables us to pick up most of our suppliers’ vehicles within 24 hours. Our national network and transportation capabilities provides cost and time savings to our vehicle suppliers and ensures on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the UK, we perform transportation services primarily utilizing our employees and our fleet of over 100 vehicles.

Vehicle Inspection Stations

We offer certain of our major insurance company suppliers office and yard space to house vehicle inspection stations on-site at our storage facilities. We have over 30 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company suppliers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

On-Demand Reporting

We provide vehicle suppliers with on-demand reports online, via fax or e-mail that summarize data on salvage vehicles that we process for the particular supplier. These reports track our vehicle suppliers’ gross and net returns on each vehicle, service charges, and other data that enable our vehicle suppliers to more easily administer and monitor the salvage vehicle disposition process. In addition, we have developed a database containing over 240 fields of real-time and historical information accessible by our insurance customers allowing for their generation of custom ad hoc reports and customer specific analysis.

DMV Processing

We have extensive expertise in DMV document and title processing for salvage vehicles. We have developed a computer system which provides a direct link to the DMV computer systems of several states. This allows us to expedite the processing of vehicle title paperwork.

Flexible Vehicle Processing Programs

At the election of the vehicle supplier, we sell vehicles pursuant to our Percentage Incentive Program (PIP), Consignment Program or Purchase Program.

Percentage Fee Consignment.   Our Percentage Incentive Program is an innovative processing program designed to broadly serve the needs of vehicle suppliers. Under PIP, we agree to sell all of the salvage vehicles of a vehicle supplier in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return on salvage vehicles. We provide the vehicle supplier, at our expense, with transport of the vehicle to our nearest facility, storage for up to 90 days and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of salvage vehicles, thereby increasing the return on salvage vehicles to both vehicle suppliers and us.

Consignment Program.   Under our consignment program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs.

Purchase Program.   Under the purchase program, we purchase vehicles from a vehicle supplier at a formula price, based on a percentage of the vehicles’ estimated pre-accident value (PAV), or “actual cash value” (ACV), and sell the vehicles for our own account.

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

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles. We utilize VB2, an auction-style sales methodology that we developed. This second generation technology combines two bidding processes. An open Preliminary Bidding feature allows a buyer to enter bids either at a bidding station at the storage facility during the three preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open sales format. Buyers enter the maximum price they are willing to pay for a vehicle and our BID4U feature will incrementally bid the vehicle on their behalf. Preliminary bidding ends one hour prior to the start of an Internet-only virtual sale. BID4U will represent the high preliminary bidder at the Internet-only virtual sale. This feature allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in a real time format. BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

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

Supply Arrangements and Supplier Marketing

We obtain salvage vehicles from hundreds of different vehicle suppliers. State Farm Insurance Company accounted for 11%, 14% and 12% of our revenues for fiscal years 2007, 2006 and 2005, respectively. Of the total number of vehicles that we processed in fiscal years 2007, 2006 and 2005, we obtained approximately 83%, 83% and 79%, respectively, from insurance company suppliers. Our arrangements with our suppliers are typically subject to cancellation by either party upon 30 to 90 days notice.

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

Buyers

We maintain a database of thousands of registered buyers of salvage vehicles in the vehicle dismantling, rebuilding, repair, resale and export businesses. We believe that we have established a broad international and domestic buyer base by providing buyers of salvage vehicles with a variety of programs and services. To gain admission to one of our sales and become a registered buyer, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information and have, in most states, a vehicle dismantler’s, dealer’s, resale, repair or export license. In certain venues we may sell to the public. Registration entitles a buyer to transact business at any of our sales subject to local licensing and permitting requirements. A buyer may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing and participation in trade show events.

Competition

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle suppliers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in North America include the ADESA Corporation; Auction Broadcasting Company; Insurance Auto Auctions, Inc.; Manheim Auctions and SADISCO. The largest national dismantlers include Greenleaf and LKQ Corporation. These national dismantlers, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle sales companies entirely, including us. In the UK, our principal competitors are privately held independent salvage companies.

Management Information Systems

Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces and proprietary business operating software that we developed and which tracks salvage sales vehicles throughout the sales process. We have implemented our proprietary business operating software at all of our North American salvage storage facilities. In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to our data and images in a variety of formats.

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

The management information systems employed in the UK are a combination of proprietary and licensed software and are independent and separate from those in North America.

Employees

As of July 31, 2007, we had 2,536 full-time employees, of whom approximately 381 were engaged in general and administrative functions and approximately 2,155 were engaged in yard operations. As of July 31, 2007, we had 2,198 and 338 employees located in North America and the UK, respectively. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

Environmental Matters

Our operations inside and outside the US are subject to various laws and regulations regarding the protection of the environment. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at facilities and, during that time, spills of fuel, motor oils and other fluids may occur, resulting in soil, surface water or groundwater contamination. Certain of our facilities store petroleum products and other hazardous materials in above-ground containment tanks and some of our facilities generate waste materials such as solvents or used oils that must be disposed of as non-hazardous or hazardous waste, as appropriate. We have implemented procedures to reduce the amount of soil contamination that may occur at our facilities, and we have initiated safety programs and training of personnel on the safe storage and handling of hazardous materials. We believe that we are in compliance, in all material respects, with all applicable environmental regulations and we do not anticipate any material capital expenditures to remain in environmental compliance. If additional or more stringent requirements are imposed on us in the future, we could incur additional capital expenditures.

In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (“Plan”) to the Texas Commission on Environmental Quality (“TCEQ”) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company’s environmental engineering consultant concluded in the February 2005 report to the TECQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, we requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified us that they did not concur with our consultant’s conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. This sampling is anticipated to be performed in September or October, 2007. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective, or if later testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

We do not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Governmental Regulations

Our operations are subject to regulation, supervision and licensing under various federal, national, international, provincial, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by various state, provincial and international motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our storage facilities. These zoning requirements vary from location to location. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state, and local governmental agencies in new markets.

Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. Our motion for summary judgment was heard on January 31, 2007 and was denied. We believe the claim is without merit, and are defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007, the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is in pro se and is demanding a total award of 51% of our issued stock, as well as approximately $97,000 in damages arising from damages to vehicles. We filed a motion to dismiss based on lack of subject matter jurisdiction, improper venue, and failure to state a claim. We believe the claims are without merit, and are defending the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. We filed an answer on September 1, 2006 denying the claim. On July 2, 2007, the parties entered into a settlement agreement terminating the lawsuit.

We accrue for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

Intellectual Property and Proprietary Rights

In June 2003, we filed a provisional US patent application on VB2 in the United States. This provisional patent application was followed by a US utility application filed in July 2003 and a concurrent international application that has since been nationalized and is pending in Canada, Australia, China, the European Union, Mexico and Japan. Generally, patents issued in the US are effective for 20 years from the earliest asserted filing date of the patent application. The duration of foreign patents varies in accordance with the provisions of applicable local law. We are not dependent upon any single patent application and there can be no assurance that any patents will be issued from pending applications or that any patents that are issued will provide meaningful protection or other commercial advantages to us.

We also rely on a combination of trade secret, copyright and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees and consultants and nondisclosure agreements with our key customers and vendors.

Item 1A.             Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making an investment decision. Our business could be harmed if any of these risks as well as other risks not currently known to us or that we currently deem immaterial, materialized. The trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes and schedule, and other filings with the SEC before deciding to purchase any shares of our common stock.

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In fiscal 2007, vehicles supplied by our largest supplier accounted for approximately 11% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our United Kingdom acquisition of Universal Salvage plc on June 14, 2007 and our subsequent acquisition of Century Salvage Sales Limited on August 1, 2007 will expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the United Kingdom or Europe or seek to establish new yards or facilities to complement the acquired companies’ operations. We have no prior experience operating outside North America, and any failure to integrate these recently acquired companies or future UK or European acquisitions into our operations successfully could have an adverse effect on our financial position, results of operations or cash flows.

During fiscal 2007, we announced the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. Subsequently, in August 2007, we announced the acquisition of Century Salvage Sales Limited, or Century, also in the UK. We may acquire additional companies or operations in the UK or Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets. We have no experience operating our business outside North America, which presents numerous strategic, operating, and financial risks to us.

Our recent acquisitions in the UK and continued expansion of our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We may also incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we intend to eventually deploy our VB2 vehicle remarketing technologies at all of our operations in the UK, where appropriate, and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

We have no experience operating our business outside North America and lack familiarity with local laws, regulations and business practices. We will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal and Century have depended on key customer and supplier relationships, and we will need to maintain those. If we fail to maintain those relationships it would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisition, because of its size and, also, because the UK operates primarily on the principal model versus the agency model employed in the US, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Further operating on a principal basis will have a negative impact on our future consolidated gross margins.

In the UK we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle to buyers. This exposes us to inventory risks including:

•        loss from theft or damage;

•        loss from devaluation; and

•        loss from obsolescence.

Our strategic shift from live salvage sales to an entirely Internet-based sales model presents new risks, including substantial technology risks.

In fiscal 2004, we converted all our North American salvage sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represents a significant change in the way we conduct business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

•        Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the United States, the Netherlands, and Europe, but we cannot provide any assurances that the patents will actually be issued, or if issued that the patents would not later be found to be unenforceable or invalid.

Our results of operations may not continue to benefit from the implementation of VB2 to the extent we have experienced in recent periods.

We believe that the implementation of our proprietary VB2 sales technologies across our North America salvage operations has had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base and increasing the average selling price for vehicles sold through our sales. VB2 was implemented across all our salvage yards beginning in the third quarter of fiscal 2004. We do not believe, however, that we will continue to experience improvements in our results of operations at the same relative rates we have experienced in the last few years. In addition, we cannot predict whether we will experience the same initial benefits from the implementation of VB2 in the UK market, or in future markets we may enter, that we experienced in North America.

Failure to have sufficient capacity to accept additional cars at one or more of our salvage yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles.

Capacity at our salvage yards varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. As discussed below, Hurricanes Katrina and Rita had an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent salvage yards in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles, which could have an adverse effect on our operating results.

Factors such as mild weather conditions can have an adverse effect on our revenues and operating results as well as our revenue and earnings growth rates by reducing the available supply of salvage vehicles. Conversely, extreme weather conditions can result in an oversupply of salvage vehicles that requires us to incur abnormal expenses to respond to market demands.

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle suppliers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as “abnormal” under Statement of Financial Accounting Standards 151, were recognized during the year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

High fuel prices may have an adverse effect on our revenues and operating results as well as our earnings growth rates.

Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our percentage incentive program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we will not be able to pass on to our suppliers of salvage vehicles. A material increase in tow rates could have a material impact on our operating results.

The salvage vehicle sales industry is highly competitive and we may not be able to compete successfully.

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other vehicle remarketing companies with whom we compete directly in obtaining vehicles from insurance companies and other suppliers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may have greater financial resources than us. Due to the limited number of vehicle suppliers, particularly in the UK, the absence of long-term contractual commitments between us and our suppliers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

We may also encounter significant competition for local, regional and national supply agreements with vehicle suppliers. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of salvage vehicle remarketing facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle suppliers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, results of operations and financial condition. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

Because the growth of our business has been due in large part to acquisitions and development of new salvage vehicle facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.

We seek to increase our sales and profitability through the acquisition of other salvage vehicle facilities and the development of new salvage vehicle facilities. There can be no assurance that we will be able to:

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

•        as a result of our recently acquired companies in the UK, the impact of foreign exchange gain and loss;

•        our ability to successfully integrate our newly acquired operations in the UK and any additional international markets we may enter;

•        the availability of salvage vehicles;

•        variations in vehicle accident rates;

•        buyer participation in the Internet bidding process;

•        delays or changes in state title processing;

•        changes in international, state or federal laws or regulations affecting salvage vehicles;

•        changes in local laws affecting who may purchase salvage vehicles;

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

•        acceptance of buyers and sellers of our Internet-based model deploying VB2, a proprietary Internet auction-style sales technology, including in the UK market where we still sell salvage vehicles using live auctions;

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

Implementation of VB2 across our North American salvage operations has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include pending patent applications for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. We are in the process of prosecuting an initial patent application relating to VB2 and cannot predict whether a patent will actually issue from that application. Even if a patent is issued, the scope of the protection gained may be insufficient or any issued patent could subsequently be deemed invalid or unenforceable. In addition, we are increasingly entering into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our financial position, results of operations, or cash flows.

We have in the past been and may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.

Litigation based on allegations of infringement or other violations of intellectual property rights are common among companies who rely heavily on intellectual property rights. Our reliance on intellectual property rights has increased significantly in recent years as we have implemented our VB2 auction-style sales technologies across our business and ceased conducting live auctions in our North American operations. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Litigation and any other intellectual property claims, whether with or without merit, can be time-consuming, expensive to litigate and settle, and can divert management resources and attention from our core business. An adverse determination in current or future litigation could prevent us from offering our products and services in the manner currently conducted. We may also have to pay damages or seek a license for the technology, which may not be available on reasonable terms and which may significantly increase our operating expenses, if it is available for us to license at all. We could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

New accounting pronouncements or new interpretations of existing standards could require us to make changes or adjustments in our accounting policies and procedures that could adversely affect our financial statements.

The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had an adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require us to change our policies or procedures. Moreover, we continually review our critical accounting policies in light of the accounting literature and changes in our operations.

Government regulation of the salvage vehicle sales industry may impair our operations, increase our costs of doing business and create potential liability.

Participants in the salvage vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our financial position, results of operations or cash flows.

Our operations are subject to federal, state, national, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the UK, we provide vehicle de-pollution and crushing services for End-of-Life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

If we experience problems with our providers of fleet operations, our business could be harmed.

We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our North American storage facilities. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

If we experience problems with our UK trucking fleet operations, our business could be harmed.

We use a fleet of company owned trucks to pick up and deliver vehicles to and from our UK storage facilities. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 20% of our common stock as of July 31, 2007. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Executive Officers of the Registrant

Executive Officers

Our executive officers and their ages as of July 31, 2007 were as follows:

Name	Age	Position
Willis J. Johnson	60	Chairman of the Board, Chief Executive Officer and Director
A. Jayson Adair	37	President and Director
James E. Meeks	57	Executive Vice President, Chief Operating Officer and Director
William E. Franklin	51	Senior Vice President and Chief Financial Officer
Paul A. Styer	51	Senior Vice President, General Counsel and Secretary
Vincent W. Mitz	44	Senior Vice President of Marketing
David L. Bauer	46	Senior Vice President of Information Technology and Chief Information Officer
Russell D. Lowy	48	Senior Vice President of Operations
Thomas E. Wylie	56	Senior Vice President of Human Resources
Robert H. Vannuccini	40	Vice President of National Accounts
Simon E. Rote	35	Vice President of Finance

Willis J. Johnson, our founder, has served as our Chairman of the Board since 2004, Chief Executive Officer since 1986 and as a director since 1982. Mr. Johnson served as our President from 1986 until May 1995. Mr. Johnson was an officer and director of U-Pull-It, Inc., or UPI, a self-service auto dismantler which he co-founded in 1982, from 1982 through September 1994. Mr. Johnson sold his entire interest in UPI in September 1994. Mr. Johnson has over 30 years of experience in owning and operating auto dismantling companies.

A. Jayson Adair has served as our President since November 1996 and as a director since September 1992. From April 1995 until October 1996, Mr. Adair served as our Executive Vice President. From August 1990 until April 1995, Mr. Adair served as our Vice President of Sales and Operations and from June 1989 to August 1990, Mr. Adair served as our Manager of Operations.

James E. Meeks has served as our Vice President and Chief Operating Officer since September 1992 when he joined us concurrent with our purchase of South Bay Salvage Pool, our San Martin operation. Mr. Meeks has served as our Executive Vice President and director since October 1996 and as Senior Vice President since April 1995. From April 1986 to September 1992, Mr. Meeks, together with his family, owned and operated the San Martin operation. Mr. Meeks was also an officer, director and part owner of Cas & Meeks, Inc., a towing and subhauling service company, which he operated from 1991 to March 2001. Mr. Meeks has over 30 years of experience in the vehicle dismantling business. Effective December 31, 2007, Mr. Meeks will retire. Effective August 1, 2007, Mr. Meeks relinquished his operational responsibilities as Chief Operating Officer but will remain with the Company in an advisory capacity until his retirement. Mr. Meeks will also continue as a member of our Board of Directors.

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

Vincent W. Mitz has served as our Senior Vice President of Marketing since May 1995. Prior thereto, Mr. Mitz was employed by NER Auction Systems from 1981 until its acquisition by Copart in 1995. At NER, Mr. Mitz held numerous positions culminating as Vice President of Sales and Operations for NER’s New York region from 1990 to 1993 and Vice President of Sales & Marketing from 1993 to 1995. On August 1, 2007, Mr. Mitz relinquished the title and responsibilities of Senior Vice President of Marketing and assumed the title and responsibilities of Executive Vice President.

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

Russell D. Lowy has served as our Senior Vice President of Operations since July 2002. Mr. Lowy served as Vice President of Operations, Eastern Division from December 1999 to July 2002. From December 1998 to December 1999, Mr. Lowy served as Director of Training and Auditing. Mr. Lowy served as Assistant Vice President of Operations from 1996 to 1997, Regional Manager of Northern California from 1995 to 1996 and Marketing Manager from 1993 to 1994. Prior to joining us, Mr. Lowy spent nine years with ADP—Claims Solutions Group. Mr. Lowy received a B.S. in Business Administration from California State University, Chico in 1982. On August 1, 2007, Mr. Lowy relinquished the title of Senior Vice President of Operations and assumed the title and responsibilities of Chief Operating Officer.

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

Robert H. Vannuccini was promoted to Senior Vice President of Marketing on August 1, 2007. Prior thereto, Mr. Vannuccini served as our Vice President of National Accounts from 1999 to 2007 and our Midwest regional Account Manager from 1995 to 1999. Prior to that, Mr. Vannuccini was employed by NER as the Midwest Regional Account Manager from 1994 until its acquisition by Copart in 1995. Prior to his experience at NER, Mr. Vannuccini was an Assistant Vice President with Fleet Financial Group from 1991 to 1994. Mr. Vannuccini received his Bachelor of Business Administration degree in Banking and Finance from Hofstra University, Hempstead, New York in 1988.

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

Item 1B.             Unresolved Staff Comments

Not Applicable.

Item 2.                     Properties

Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 131 operating facilities. In the US, we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada we are only in the province of Ontario. In the UK, as of July 31, 2007, we owned or leased 7 operating facilities. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

Item 3.                     Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin, in the State Court of the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. Our motion for summary judgment was heard on January 31, 2007 and was denied. We believe the claim is without merit, and are defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007, the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is pro se and is demanding a total award of 51% of our issued stock, as well as $97,000 in damages arising form damages to vehicles. We filed a motion to dismiss based on lack of subject matter jurisdiction, improper venue, and failure to state a claim. We believe the claims are without merit, and are defending the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by us, and related claims. Relief sought included class certification, damages, fees, costs and expenses. We filed an answer on September 1, 2006 denying the claim. On July 2, 2007, the parties entered into a settlement agreement terminating the lawsuit.

We accrue for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

Item 4.                     Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2007 fiscal year.

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2007, there were 88,333,677 shares outstanding. Our common stock has been quoted on the Nasdaq under the symbol “CPRT” since March 17, 1994. As of July 31, 2007, we had 1,561 shareholders of record.

Fiscal Year 2007	High	Low
Fourth Quarter	31.42	28.11
Third Quarter	30.45	27.36
Second Quarter	31.42	28.52
First Quarter	30.39	26.31

Fiscal Year 2006	High	Low
Fourth Quarter	27.92	23.51
Third Quarter	27.86	24.70
Second Quarter	25.80	21.14
First Quarter	25.50	22.00

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business.

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

Stock Repurchase

In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2007, we repurchased 2,995,405 shares at a weighted average price of $29.91. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. For the year ended July 31, 2005, we did not repurchase any shares. The total number of shares repurchased under the program as of July 31, 2007 is 7,033,705 million, leaving 1,966,295 million available under the repurchase program.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2007
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	2,995,405	$29.91	7,033,705	1,966,295
Fiscal 2006
First Quarter	—	—	—	—
Second Quarter	366,000	$24.24	4,038,300	4,961,700
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended July 31, 2007.

Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “Soliciting Material” under the Exchange Act, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., The NASDAQ Composite Index
And A Peer Group

Item 6.                     Selected Financial Data

The following selected operating and balance sheet data, as of and for the years ended July 31, 2007, 2006, and 2005 have been derived from the audited consolidated financial statements of the Company. The following selected operating and balance sheet data, as of and for the years ended July 31, 2004 and 2003 have been derived from audited and unaudited consolidated financial statements of the Company, respectively. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Fiscal Year Ending July 31,
	2007	2006	2005	2004	2003
	(In 000s except per share and other data)
Operating Data
Revenues	$560,680	$528,571	$447,731	$391,014	$335,407
Operating Income	203,145	171,562	156,436	124,461	90,638
Income from continuing operations before income taxes	217,421	174,522	164,595	129,921	93,994
Income tax expense	(81,083)	(61,862)	(62,772)	(50,929)	(36,877)
Income from continuing operations	136,338	112,660	101,823	78,992	57,117
Income (loss) from discontinued operations, net of income tax effects	—	(15,713)	293	228	105
Net income	136,338	96,947	102,116	79,220	57,222
Basic per share amounts:
Income from continuing operations	$1.50	$1.24	$1.13	$0.89	$0.63
Discontinued operations	$—	$(0.17)	$—	$—	$—
Net income per share	$1.50	$1.07	$1.13	$0.89	$0.63
Weighted average shares	90,651	90,372	90,162	89,457	91,408
Diluted per share amounts:
Income from continuing operations	$1.46	$1.21	$1.10	$0.87	$0.62
Discontinued operations	$—	$(0.17)	$—	$—	$—
Net income per share	$1.46	$1.04	$1.10	$0.87	$0.62
Weighted average shares	93,455	92,925	92,984	91,537	93,018
Balance Sheet Data
Cash, cash equivalents and short-term investments	$200,990	$275,315	$252,548	$178,320	$116,746
Working capital	$247,850	$328,017	$293,696	$228,535	$166,746
Total assets	$1,005,344	$894,705	$793,528	$673,023	$587,100
Total debt	$2,793	$—	$—	$16	$107
Shareholders’ equity	$880,866	$809,970	$709,379	$602,263	$525,640
Other Data
Number of storage facilities	131	122	117	107	102

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Part I, Item 1A. —“Risk Factors” beginning on page 19 of this annual report on Form 10-K and those discussed elsewhere in this annual report on Form 10-K. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Although we believe that, based on information currently available to the Company and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We provide vehicle suppliers, primarily insurance companies, with a full range of remarketing services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation, or VB2, Internet auction-style sales technology. In the United Kingdom, or UK, we sell salvage vehicles through a combination of live auctions and Internet bidding. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States, or US, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account to buyers through a combination of live auctions and Internet sales.

Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Consignment revenues from suppliers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling the vehicles regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, our fees are generally based on a predetermined percentage of the vehicle sales price. Under the fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue, includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and primarily generated in the UK.

Operating costs consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles we sold under purchase contracts. Because we operate as a principal in the UK, purchasing and reselling salvaged vehicles for our own account, we expect operating costs to increase as a percentage of revenue in future periods. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development and marketing expenses.

During fiscal 2004, we converted all of our North American vehicle remarketing facilities to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual action begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

During the second quarter of fiscal 2006, we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group, or MAG, and dispose of or convert the related assets. The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

Acquisitions and New Operations

We have experienced significant growth as we have acquired sixteen vehicle storage facilities and established fourteen new facilities since the beginning of fiscal 2005. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2007 we acquired seven new facilities in the UK located in Sandy; Sandtoft, Sandwich, Westbury, Chester, Denny; and Wootton and in North America we opened new facilities in Baltimore, Maryland, Woodburn, Oregon and Punta Gorda, Florida. In fiscal 2006 we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. In fiscal 2005 we acquired new facilities in or near Lexington, Kentucky and Columbia, Missouri and opened new facilities in Strongsville, Ohio; Ocala, Florida; Knoxville, Tennessee; Loganville, Georgia; Spokane, Washington; Tallahassee, Florida and Hialeah, Florida. We believe that these acquisitions and openings strengthen our coverage as we have 131 facilities located in North America and the United Kingdom and are able to provide national coverage for our suppliers.

On June 14, 2007, we acquired all the issued share capital of Universal Salvage plc, or Universal, for £2.00 per share (approximately $3.94 based on currency exchange rates on June 14, 2007). Universal, based in the UK and operating exclusively within the UK, is a service provider to the motor insurance and automotive industries. The aggregate acquisition consideration paid by us totaled approximately £60.7 million (approximately $120.0 million based on currency exchange rates on June 14, 2007) and was funded from our available cash resources. We also assumed outstanding indebtedness of Universal totaling approximately £2.3 million ($4.5 million as of June 14, 2007). The acquisition marks our first acquisition outside North America and includes the seven facilities discussed above.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, the UK acquisition, because of its size and, also, because the UK operates primarily on the principal model versus the agency model employed in the United States, will have a significant impact on the comparability of revenues and gross margin percentages in future periods.

In addition to growth through acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing new salvage vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our service offerings to suppliers and buyers, and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Results of Operations

The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income presented in absolute dollars and as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

Fiscal 2007 Compared to Fiscal 2006

Revenues

The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

		Percentage of		Percentage of
	2007	Revenue	2006	Revenue
North America	$545,861	97%	$528,571	100%
United Kingdom	14,819	3%	—	—
	$560,680	100%	$528,571	100%

Revenues from continuing operations were approximately $560,680 million during fiscal 2007, an increase of approximately $32.1 million, or 6% over fiscal 2006. Revenue growth from same store sales in North America, those opened before August 1, 2006, was approximately $15.1 million. Revenue growth from new facilities, those opened after August 1, 2006, including facilities in or near Baltimore, Maryland; Woodburn, Oregon; and Punta Gorda, Florida was approximately $2.2 million. Of the increase in revenues in fiscal 2007 as compared to fiscal 2006, $14.8 million was attributable to revenues generated in the UK from June 14, 2007, the date of acquisition.

Yard Operation Expenses.   Yard operation expenses from continuing operations were approximately $293.9 million during fiscal 2007, a decrease of approximately $4.1 million, or 1.4%, over fiscal 2006. Included in yard expenses is depreciation expense of $30.7 million, an increase of $3.8 million over fiscal 2006. Yard operation expenses decreased to 52.4% of revenues during fiscal 2007, as compared to 56.4% of revenues during fiscal 2006. The decreases in yard expenses, excluding depreciation, were primarily attributable to the decrease in incremental abnormal costs incurred as a result of Hurricanes Katrina and Rita during fiscal 2006. These additional inventory-type costs were approximately $14.1 million during fiscal 2006 as compared to $0.5 million during the fiscal 2007, and were charged to yard operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of July 31, 2007, all of the incremental salvage vehicles received as a result of the hurricanes Katrina and Rita have been sold. In addition, yard operation expenses include costs attributable to the UK of $10.4 million. The UK operates primarily on a principal basis and, accordingly has a lower gross margin percentage.

The following sets forth information on gross margin, defined as revenue less yard operation expenses, and gross margin percentage by geographic region (in thousands, except percentages):

	2007		2006
North America	$262,402	48.1%	$230,548	43.6%
United Kingdom	4,380	29.6%	—	—
	$266,782	47.6%	$230,548	43.6%

General and Administrative.   General and administrative expenses from continuing operations were approximately $63.6 million for fiscal 2007, an increase of approximately $4.7 million, or 7.9%, over fiscal 2006. Included in general and administrative expenses is depreciation of $5.7 million an increase of $1.2 million over fiscal 2006. Also included are $2.2 million in general and administrative costs, other than depreciation attributable to the UK operations. Finally the remaining increase was due to increased payroll costs, professional services, and general corporate expansion. These increases were offset by decreased operating lease costs on computer equipment leases, which were bought out during the year and a reduction in legal costs. General and administrative expenses increased slightly to 11.3% of revenues during fiscal 2007, as compared to 11.2% of revenues during fiscal 2006. Of the increase in general and administrative expense, $3.0 million was attributable to general and administrative expenses incurred in the UK. General and administrative expenses in the UK include amortization expense relating to the Universal acquisition.

The following sets forth information on general and administrative expenses and shown as a percentage of revenue by geographic region (in thousands except percentages):

		Percentage of		Percentage of
	2007	Revenue	2006	Revenue
North America	$60,645	11.1%	$58,986	11.2%
United Kingdom	2,992	20.2%	—	—
	$63,637	11.3%	$58,986	11.2%

Other Income.   Total other income was approximately $14.3 million during fiscal 2007, an increase of approximately $11.3 million from fiscal 2006. The increase is due primarily to a $5.5 million increase in interest income due to higher interest rates and a higher average cash and investments balance and a decrease of $4.6 million in losses from an equity investment in Lanelogic Corporation (“Lanelogic”). Other income, which consists primarily of rental income and gain on the sales of assets, increased approximately $1.2 million.

Income Taxes.   Our effective income tax rates for fiscal 2007 and 2006 were approximately 37.3% and 35.4%, respectively. The increase in the effective tax rate is primarily the result of fiscal 2006 including a non-recurring $1.8 million out-of-period reduction, to deferred tax liabilities and income tax expense originating primarily in 2001 and prior years.

Discontinued Operations.   Discontinued operations declined $15.7 million from fiscal 2007 to fiscal 2006 as we discontinued our MAG operations and disposed of or converted all the related assets during fiscal 2006. There were no such disposals in fiscal 2007.

Net Income.   Due to the foregoing factors, we realized net income of approximately $136.3 million for fiscal 2007, compared to net income of approximately $96.9 million for fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

Revenues.   Revenues from continuing operations were approximately $528.6 million during fiscal 2006, an increase of approximately $80.8 million, or 18.1%, over fiscal 2005. The increase was due primarily to increased vehicle unit volume driven by the additional salvage vehicles associated with hurricanes Katrina and Rita, growth in vehicles processed at existing yards and vehicles processed from new yards opened or acquired in fiscal 2006. Existing facilities contributed approximately $71.3 million of the revenue growth and new facilities in or near Honolulu, Hawaii; Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Lansing, Michigan and Billings, Montana contributed approximately $9.5 million of new revenue growth.

Yard Operation Expenses.   Yard operation expenses from continuing operations were approximately $298.0 million during fiscal 2006, an increase of approximately $52.4 million, or 21.3%, over fiscal 2005. Included in yard expenses is depreciation expense of $26.9 million, an increase of $0.3 million over fiscal 2005. Yard operation expenses increased to 56.4% of revenues during fiscal 2006, as compared to 54.9% of revenues during fiscal 2005. The increases in yard expenses were primarily attributable to the cost of handling increased volume, a general increase in subhauling costs and the incremental abnormal costs incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs were approximately $14.1 million in fiscal 2006 and were charged to yard operations in accordance with SFAS 151. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. At the end of fiscal 2006, approximately 28% of the incremental salvage vehicles received as a result of the hurricanes remained unsold and in inventory and were subsequently disposed of in fiscal 2007. The processing of the hurricane vehicles has had and may continue to have a negative impact on gross and operating margin percentages.

General and Administrative.   General and administrative expenses from continuing operations were approximately $59.0 million during fiscal 2006, an increase of approximately $13.4 million, or 29.3%, over fiscal 2005. The increase was primarily due to increases in telecommunication costs, information technology payroll costs, costs relating to Sarbanes-Oxley compliance, SFAS 123(R) stock compensation costs and outside legal expense associated with a patent litigation matter that was settled during fiscal 2006 and other pending litigation and general corporate expansion. General and administrative expenses increased to 11.2% of revenues during fiscal 2006, as compared to 10.2% of revenues during fiscal 2005. The increase in general and administrative expenses as a percentage of total revenues reflects in part changes in the nature of our business. In particular, the introduction of VB2 resulted in a reduction in certain yard operation expenses relating to conducting live auctions but increased our general and administrative expenses as we continued to make technology infrastructure investments and hire additional personnel to enhance and maintain VB2 and other products for use in our auctions.

Other income.   Total other income was approximately $3.0 million during fiscal 2006, a decrease of approximately $5.2 million, from fiscal 2005. The decrease was due primarily to a $6.8 million loss recognized from an equity investment in an unconsolidated privately-held entity. This loss was offset by an increase in interest income of approximately $3.3 million due to higher interest rates and a higher average cash and investments balance. Other income, which consists primarily of rental income and gain on the sales of non-fleet assets, decreased approximately $1.7 million, resulting from losses on disposals of fixed assets.

Income Taxes.   Our effective combined federal, state and local income tax rates for fiscal 2006 and 2005 was approximately 35.4% and 38.1%, respectively. The decrease in effective tax rate is primarily the result of recording a non-recurring $1.8 million out-of-period reduction to deferred tax liabilities and income tax expense originating primarily in 2001 and adjustments to our state tax reserves based on the favorable outcome of an audit.

Discontinued Operations.   During the second quarter of fiscal 2006, we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group, MAG, and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

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

In fiscal 2006, the impairment test indicated that the carrying value of the MAG goodwill exceeded its implied fair value. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. We also determined that the value of the remaining MAG covenants not to compete were impaired and recorded an impairment expense in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

During the second quarter of fiscal 2006, we sold the business and related assets of one of the MAG locations for approximately $0.1 million. During the third quarter of fiscal 2006, we sold the business and related assets including the real estate of one of the MAG locations. We received a $12 million promissory note from the buyer as purchase consideration. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011, at which time the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values. The portion of the consideration allocated to the real estate sale totaled $7.1 million. We deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized upon payment of the principal balance of the note receivable. The remaining consideration of $4.9 million is allocated to the sale of the business. We recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. During the fourth quarter of fiscal 2006, we sold the business and related assets excluding the real estate of another MAG location. We received a $1.2 million promissory note and $0.2 million in cash from the buyer as purchase consideration. We recognized a gain on the sale of the business of approximately $1.3 million which is included in the results of discontinued operations. As of July 31, 2006, no MAG locations remained. Three of the original six MAG locations were sold and three were converted into salvage facilities.

Net Income.   Due to the foregoing factors, we realized net income of approximately $96.9 million for fiscal 2006, compared to net income of approximately $102.1 million for fiscal 2005.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents, combined with short-term investments decreased by approximately $74.3 million from July 31, 2006 to July 31, 2007, primarily as a result of cash used for the acquisition of Universal, purchases of property and equipment and repurchases of common stock which was offset by cash generated from continuing operations. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of sold vehicles.

As of July 31, 2007, we had working capital of approximately $247.9 million, including cash, cash equivalents and short-term investments of approximately $201.0 million. During the course of the year, we invest substantially all of our cash balances in AAA rated auction rate securities. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

We believe that our currently available cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $40.1 million to $182.1 million during fiscal 2007 when compared to fiscal 2006, due to the increase in net income which was offset in part to the timing of routine changes in working capital items. The increase in net income is primarily the result of increased revenue in fiscal 2007 and the loss on discontinued operations in the amount of $17.9 million in fiscal 2006, which did not recur in fiscal 2007.

Net cash provided by operating activities increased by approximately $6.0 million to $141.9 million during fiscal 2006 when compared to fiscal 2005. During fiscal 2006 we consumed cash through the growth in accounts receivable and vehicle pooling costs and we generated cash through the growth in deferred revenue. The movements in these accounts are driven primarily by the significant growth in vehicles held for sale which was impacted by hurricanes Katrina and Rita. The decrease in net income is primarily a result of the loss on discontinued operations in the amount of $17.9 million, which was offset in part by increased revenue.

Net cash provided by operating activities increased by approximately $20.9 million to $136.0 million during fiscal 2005 when compared to fiscal 2004, primarily due to the increase in net income, which was offset in part to the timing of routine changes in working capital items.

Investing Activities

During the fiscal years ended July 31, 2007, 2006 and 2005, we purchased approximately $921.8 million, $717.1 million and $755.4 million, respectively of short-term investments, which were offset by the sale of $967.9 million, $568.4 million, $928.0 million, respectively of short-term investments. We typically invest our cash in auction rate notes with ratings of AAA.

Capital expenditures related to continuing operations (excluding those associated with property and equipment attributable to acquisitions) were approximately $76.8 million, $97.0 million and $66.2 million for fiscal 2007, 2006 and 2005, respectively. Our capital expenditures are primarily related to opening and improving facilities and acquiring yard equipment.

During the fiscal year ended July 31, 2007, we used approximately $120.0 million in cash for the acquisition of Universal which includes the following seven locations in the UK: Sandy, Sandtoft, Sandwich, Westbury, Chester, Denny, and Wootton. During the fiscal year ended July 31, 2006, we used cash for the acquisition of facilities in or near Billings, Montana; Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg, Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $23.0 million. During the fiscal year ended July 31, 2005, we used cash for the acquisition of operations in Lexington, Kentucky and Columbia, Missouri, which had an aggregate cash cost of approximately $4.5 million.

During the year ended July 31, 2006, we invested approximately $9.0 million for a 50% equity interest in Lanelogic, a Delaware limited liability corporation (“Lanelogic”). We have no further contractual funding commitment. Based on our evaluation of Lanelogic and the related agreements, management believes that Lanelogic does not constitute a Variable Interest Entity as defined in FIN No. 46, Consolidation of Variable Interest Entities. As a result, our investment has been accounted for under the equity method prescribed by APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

During the second quarter of fiscal 2007, our Chairman and CEO, made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing. The loan was repaid during the second quarter ended January 31, 2007. We have concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder. We did not participate in this additional equity financing into Lanelogic. In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which we are now a stockholder.

On August 15, 2007, subsequent to the end of our fiscal year, our Chairman and CEO provided a personal guaranty in favor of Dealer Services Corporation as a condition for providing a credit facility to Lanelogic, Inc. a Corporation in which we have a less than controlling interest. The guaranty was approved by our Audit Committee. We have concluded that the personal guaranty does not cause a change in the accounting of Lanelogic as an equity method investment.

Financing Activities

In fiscal 2007, 2006 and 2005, we generated approximately $10.9 million, $5.4 million and $1.8 million, respectively, through the exercise of stock options.

In fiscal 2007, 2006 and 2005, we generated approximately $1.5 million, $1.6 million and $1.4 million, respectively, through the issuance of shares under the employee stock purchase program.

In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2007, we repurchased 2,995,405 shares at a weighted average price of $29.91. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. No shares were repurchased in fiscal 2005. We accounted for the repurchase of our common stock in the years ended July 31, 2007 and 2006 by reducing common stock by $89.6 million and $8.9 million, respectively. During the period from February 2003 through July 31, 2007, we repurchased a total of 7,033,705 shares at a weighted average price of $18.41.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2007 (in thousands):

Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$118,365	$20,330	$34,206	$25,931	$37,898
Capital leases(1)	3,588	635	1,270	898	785
Pending acquisition of Century Salvage(2)	9,148	9,148	—	—	—
Total contractual obligations	$131,101	$30,113	$35,476	$26,829	$38,683

Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$11,763	$11,559	$204	—	—

(1)            Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(2)            On July 20, 2007, we entered into a definitive agreement to acquire Century Salvage Sales Limited, a vehicle salvage disposal company with three facilities located in the United Kingdom. The transaction closed on August 1, 2007.

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

On November 13, 2006, Universal Salvage, our wholly owned subsidiary purchased on June 14, 2007, entered into three credit facilities with National Westminster Bank Plc. The first facility provides approximately $8.0 million in overdraft protection and working capital. The second and third facilities of approximately $6.0 and $10.0 million, respectively, provide liquidity for acquisitions and investments. Each of these facilities carries an interest rate of the bank’s index, which was 5.75% at July 31, 2007, plus .75% and is collateralize by real property. At July 31, 2007 there were no amounts borrowed under these facilities.

Off-Balance Sheet Arrangements

As of July 31, 2007, we did not have any off-balance sheet arrangements (as defined in item 303(a)(4)(ii) of Regulation S-K).

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our significant accounting policies are described in Note 1 to our consolidated financial statements for fiscal 2007. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and under most of our current North American contracts, collecting the proceeds from the buyer. We are not entitled to any such seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

Vehicle sales, where we purchase and remarket vehicles on our own behalf are recognized in accordance with SAB 104 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and we record the gross sales price as revenue.

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

We provide a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of EITF 00-21 to determine whether we have met the requirements to separate them into units of accounting within a multi-element arrangement. We have concluded that the sale and the post-sale services are separate units of accounting. The fees for sale services are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

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

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

We evaluate the realizability of our deferred tax assets on an ongoing basis. U.S. generally accepted accounting principles require the assessment of our performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Our ability to realize deferred tax assets is dependent on the Company’s ability to generate future taxable income. Accordingly, we have established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

Long-lived Asset Valuation, including Intangible Assets

We evaluate long-lived assets, including property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use of the asset. If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset.

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

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to Note 1 to the Consolidated Financial Statements included in this Form 10-K.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of July 31, 2007, our cash, cash equivalents and short-term investments consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and AAA rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and short-term investments are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada and the UK. We do not hedge our exposure to the Canadian Dollar or the British Pound. We do not use derivative financial instruments for speculative or trading purposes.

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

Item 9.                     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this annual report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this annual report on Form 10-K in connection with Management’s Report on Internal Control Over Financial Reporting which is set forth below.

Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

Management assessed our internal control over financial reporting as of July 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded one acquisition, Universal Salvage, or Universal, which we made in June 2007 from the scope of management’s evaluation, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business’ internal control over financial reporting before the end of the fiscal year. Universal constituted $162.0 million and $124.7 million of total and net assets, respectively, as of July 31, 2007 and $14.8 million and $1.0 million of revenues and net income, respectively, for the year then ended. Notwithstanding the exclusion of Universal from our assessment, there was no material change to our internal control over financial reporting due to the acquisition pursuant to Rule 15d-15 of the Exchange Act. Our assessment on internal control over financial reporting for fiscal year 2008 will include Universal. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2007. Ernst & Young LLP has issued an attestation report which appears on the following page of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Universal Salvage, which is included in the July 31, 2007 consolidated financial statements of Copart, Inc. and constituted $162.0 million and $124.7 million of total and net assets, respectively, as of July 31, 2007 and $14.8 million and $1.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Copart, Inc. also did not include an evaluation of the internal control over financial reporting of Universal Salvage.

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended July 31, 2007 of Copart, Inc. and our report dated September 25, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California
September 25, 2007

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.             Directors, Executive Officers and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Election of Directors and Director Biographies,” “Board of Directors Information” and “General—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements” in the Company’s Proxy Statement.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item regarding our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

The information required by this Item with respect to material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “The Nominating and Governance Committee” of our Proxy Statement.

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

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement under the heading “Certain Transactions.”

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the section captioned “Proposal Two—Ratification of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Reports of Independent Registered Public Accounting Firms	65
		Consolidated Balance Sheets at July 31, 2007 and 2006	67
		Consolidated Statements of Income for the three years ended July 31, 2007, 2006 and 2005	68
		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended July 31, 2007, 2006 and 2005	69
		Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005	70
		Notes to Consolidated Financial Statements	71
	2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	3.	Exhibits: The following Exhibits are filed as part of, or incorporated by reference into this report.

Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant(4)
3.1b	Certificate of Amendment of Articles of Incorporation(4)
3.2	Bylaws of the registrant, as amended(3)
3.2b	Certificate of Amendment of Bylaws(12)
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.(8)
3.4	Certificate of Amendment of Bylaws(10)
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

10.12	Amendment No. 1 dated November 1, 2004, to Stock Option Agreement dated as of October 6, 2003 between the registrant and Marvin L. Schmidt(13)
14.01	Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)(9)
14.02	Copart, Inc. Code of Business Conduct (as amended June 5, 2007)(14)
21.1	List of subsidiaries of registrant(9)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 64)
31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14)     Incorporated by reference from exhibit to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2007.

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

September 28, 2007
COPART, INC.
	By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin Chief Financial Officer
September 28, 2007

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

Signature	Capacity in Which Signed	Date
/s/ WILLIS J. JOHNSON	Chief Executive Officer (Principal	September 28, 2007
Willis J. Johnson	Executive Officer and Director)
/s/ WILLIAM E. FRANKLIN	Senior Vice President of Finance and Chief	September 28, 2007
William E. Franklin	Financial Officer (Principal Financial and
Accounting Officer)
/s/ A. JAYSON ADAIR	President and Director	September 28, 2007
A. Jayson Adair
/s/ JAMES E. MEEKS	Executive Vice President, Chief Operating	September 28, 2007
James E. Meeks	Officer and Director
/s/ STEVEN D. COHAN	Director	September 28, 2007
Steven D. Cohan
/S/ DANIEL ENGLANDER	Director	September 28, 2007
Daniel Englander
/s/ BARRY ROSENSTEIN	Director	September 28, 2007
Barry Rosenstein
/s/ THOMAS W. SMITH	Director	September 28, 2007
Thomas W. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Copart, Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Sacramento, California
September 25, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Copart, Inc. and subsidiaries for the year ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Copart, Inc. and subsidiaries for the year ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

October 14, 2005, except as to footnote 3 as it relates to the year ended July 31, 2005, which is as of October 30, 2006

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$98,365	$126,590
Short-term investments	102,625	148,725
Accounts receivable, net	109,895	99,959
Vehicle pooling costs	28,842	28,177
Inventories	5,999	971
Income taxes receivable	3,208	2,064
Prepaid expenses and other assets	5,518	4,864
Total current assets	354,452	411,350
Restricted cash and investments	9,148	—
Property and equipment, net	420,664	341,943
Intangibles, net	27,442	1,874
Goodwill	161,645	112,291
Deferred income taxes	7,785	5,137
Land purchase options and other assets	24,208	22,110
Total assets	$1,005,344	$894,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$85,082	$60,770
Deferred revenue	13,897	15,372
Income taxes payable	3,930	—
Deferred income taxes	3,219	7,191
Other current liabilities	474	—
Total current liabilities	106,602	83,333
Deferred income taxes	13,998	—
Other liabilities	3,878	1,402
Total liabilities	124,478	84,735
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value—180,000,000 shares authorized; 88,333,677 and 90,445,208 shares issued and outstanding at July 31, 2007 and 2006, respectively	206,126	276,052
Accumulated other comprehensive income (loss)	4,447	(37)
Retained earnings	670,293	533,955
Total shareholders’ equity	880,866	809,970
Total liabilities and shareholders’ equity	$1,005,344	$894,705

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended July 31,
	2007	2006	2005
Revenues	$560,680	$528,571	$447,731
Operating costs and expenses:
Yard operations	293,898	298,023	245,666
General and administrative	63,637	58,986	45,629
Total operating expenses	357,535	357,009	291,295
Operating income	203,145	171,562	156,436
Other income (expense):
Interest expense	(83)	(72)	(62)
Interest income	13,727	8,182	4,908
Other income, net	2,848	1,634	3,313
Equity in losses of unconsolidated entity	(2,216)	(6,784)	—
Total other income	14,276	2,960	8,159
Income from continuing operations before income taxes	217,421	174,522	164,595
Income taxes	81,083	61,862	62,772
Income from continuing operations	136,338	112,660	101,823
Discontinued operations:
Income (loss) from discontinued operations, net of income tax effects	—	(15,713)	293
Net income	$136,338	$96,947	$102,116
Earnings per share—basic
Income from continuing operations	$1.50	$1.24	$1.13
Income (loss) from discontinued operations	—	(0.17)	—
Basic net income per share	$1.50	$1.07	$1.13
Weighted average common shares outstanding	90,651	90,372	90,162
Earnings per share—diluted
Income from continuing operations	$1.46	$1.21	$1.10
Income (loss) from discontinued operations	—	(0.17)	—
Diluted net income per share	$1.46	$1.04	$1.10
Diluted weighted average common shares outstanding	93,455	92,925	92,984

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

			Accumulated
	Common Stock		Other
	Outstanding		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
Balances at July 31, 2004	90,075,843	$267,276	$95	$334,892	$602,263
Net income	—	—	—	102,116	102,116
Currency translation adjustment	—	—	259	—	259
Comprehensive income					102,375
Exercise of stock options, net of repurchased shares	193,167	1,791	—	—	1,791
Employee share-based compensation and related tax benefit	—	1,506	—	—	1,506
Shares issued for Employee Stock Purchase Plan	68,633	1,444	—	—	1,444
Shares repurchased	—	—	—	—	—
Balances at July 31, 2005	90,337,643	272,017	354	437,008	709,379
Net income	—	—	—	96,947	96,947
Currency translation adjustment	—	—	(391)	—	(391)
Comprehensive income					96,556
Exercise of stock options, net of repurchased shares	389,800	5,421	—	—	5,421
Employee share-based compensation and related tax benefit	—	5,847	—	—	5,847
Shares issued for Employee Stock Purchase Plan	83,765	1,640	—	—	1,640
Shares repurchased	(366,000)	(8,873)	—	—	(8,873)
Balances at July 31, 2006	90,445,208	276,052	(37)	533,955	809,970
Net income	—	—	—	136,338	136,338
Currency translation adjustment	—	—	4,484	—	4,484
Comprehensive income					140,822
Exercise of stock options, net of repurchased shares	817,140	10,867	—	—	10,867
Employee share-based compensation and related tax benefit	—	7,244	—	—	7,244
Shares issued for Employee Stock Purchase Plan	66,734	1,542	—	—	1,542
Shares repurchased	(2,995,405)	(89,579)	—	—	(89,579)
Balances at July 31, 2007	88,333,677	$206,126	$4,447	$670,293	$880,866

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended July 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$136,338	$96,947	$102,116
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	17,950	(474)
Depreciation and amortization	37,089	31,456	30,466
Allowance for doubtful accounts	416	548	(517)
Deferred rent	161	242	(13)
Share-based compensation	3,424	3,530	411
Loss (gain) on sale of property and equipment	219	655	(756)
Deferred income taxes	(8,948)	(4,120)	(5,620)
Equity in loss of unconsolidated entity	2,216	6,784	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,416)	(10,865)	(8,764)
Vehicle pooling costs	1,104	(1,840)	(1,245)
Inventories	1,361	(419)	(333)
Prepaid expenses and other current assets	1,388	1,463	(1,050)
Land purchase options and other assets	695	948	475
Accounts payable and accrued liabilities	8,648	4,371	12,837
Deferred revenue	(1,799)	2,918	2,775
Income taxes receivable	(875)	(2,064)	—
Income taxes payable	3,032	(7,248)	4,523
Net cash provided by operating activities from continuing operations	182,053	141,256	134,831
Net cash provided by operating activities from discontinued operations	—	688	1,160
Net cash provided by operating activities	182,053	141,944	135,991
Cash flows from investing activities:
Purchases of short-term investments	(921,750)	(717,120)	(755,420)
Sales of short-term investments	967,850	568,395	928,020
Restricted cash and purchases of short-term investments	(9,148)	—	—
Issuance of long term notes receivable	(2,250)	—	—
Purchases of property and equipment	(76,847)	(97,036)	(66,202)
Proceeds from sale of property and equipment	26,598	9,556	5,649
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	(120,014)	(22,976)	(4,543)
Investment in unconsolidated entity	—	(8,892)	—
Net cash (used in) provided by investing activities from continuing operations	(135,561)	(268,073)	107,504
Net cash provided by (used in) investing activities from discontinued operations	—	158	(56)
Net cash (used in) provided by investing activities	(135,561)	(267,915)	107,448
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,865	5,421	1,791
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,542	1,640	1,444
Repurchases of common stock	(89,579)	(8,873)	—
Excess tax benefit from share-based payment arrangements	3,820	2,317	—
Principal payments on notes payable	(2,033)	—	—
Net cash (used in) provided by financing activities from continuing operations	(75,385)	505	3,235
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(75,385)	505	3,235
Effect of foreign currency translation	668	(492)	154
Net (decrease) increase in cash and cash equivalents	(28,225)	(125,958)	246,828
Cash and cash equivalents at beginning of period	126,590	252,548	5,720
Cash and cash equivalents at end of period	$98,365	$126,590	$252,548
Supplemental disclosure of cash flow information:
Interest paid	$16	$—	$62
Cash paid for income taxes	$84,247	$71,542	$64,670
Non-cash notes receivable from sales of discontinued operations	$—	$10,389	$—

See accompanying notes to consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

Copart, Inc. was incorporated under the laws of the State of California in 1982. The consolidated financial statements of Copart, Inc. (the “Company”) include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (“Copart Canada”) and Copart, UK (“Copart UK”). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart UK was incorporated in June 2007. Copart UK’s period end is July 28, 2007, which is the Saturday nearest July 31, 2007. Investments in companies in which the Company exercises significant influence, but the Company does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company provides vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles primarily over the Internet through the Company’s Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss for insurance or business purposes or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, long-lived asset impairment calculations and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation

The Canadian Dollar and the British Pound are the functional currencies of the Company’s subsidiaries, Copart Canada, Inc. and Copart UK, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

Fair Value of Financial Instruments

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2007 and 2006 due to the short-term nature of those instruments.

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle remarketing services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company’s buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

The vehicle remarketing services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and under most of the Company’s current North American contracts, collecting the proceeds from the buyer. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection.

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

Vehicle sales, where the Company purchases and remarkets vehicles on its own behalf are recognized in accordance with SAB 104 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and the Company records the gross sales price as revenue.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

The Company provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of EITF 00-21 to determine whether the Company has met the requirements to separate them into units of accounting within a multi-element arrangement. The Company has concluded that the sale service and the post-sale services are separate units of accounting. The fees for the auction service are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

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

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the Consolidated Statements of Income. Advertising expenses were $0.7 million, $1.8 million and $2.8 million in fiscal 2007, 2006 and 2005, respectively.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

Other income

Other income consists primarily of interest income, gain and losses from the disposal of fixed assets, rental income and losses in an unconsolidated equity investment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Share

Basic net income per share amounts were computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts were computed by dividing consolidated net income by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding during the period using the treasury stock method.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. Short-term investments consist primarily of AAA rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

Restricted investments consist of AAA rated enhanced cash funds with next day liquidity. Enhanced cash funds typically invest in commercial paper, floating rate notes and fixed rate bonds which have an original maturity in excess of three months. Although the funds may invest in securities with maturities in excess of three months, they are priced and traded as short-term securities as they have next day liquidity.

The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations, excluding $9.1 million of enhanced cash funds that were placed in escrow as part of the agreement to acquire Century Salvage plc (refer to Note 22), which are classified as restricted. These restricted investments are recorded as a non-current asset as of July 31, 2007. The Company has classified auction rate securities as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of Shareholders’ Equity and Comprehensive Income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

Inventory

Inventories of purchased vehicles are stated at the lower of cost or estimated realizable value. Cost includes our cost of acquiring ownership of the vehicle. The cost of vehicles sold are charged to yard operations as sold.

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard and fleet expenses associated with vehicles consigned to and received by the Company but not sold as of the balance sheet date. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard and fleet expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

The operating results for the year ended July 31, 2006 were adversely affected by incremental costs, characterized as “abnormal” in SFAS No. 151, Inventory Costs, incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs, characterized as “abnormal” and charged to yard operations costs, are approximately $0.5 million and $14.1 million for the years ended July 31, 2007 and 2006, respectively. These costs include the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes.

These costs do not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of July 31, 2007, all of the incremental salvage vehicles received as a result of the hurricanes had been sold.

Accounts Receivable

Accounts receivable, which consist primarily of advance charges due from insurance companies and the gross sales price of the vehicle due from buyers, are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash.

Concentration of Credit Risk

Financial instruments, which subject the Company to potential credit risk, consist of its cash and cash equivalents, short-term investments and accounts receivable. The Company adheres to its investment policy when placing investments. The investment policy has established guidelines to limit the Company’s exposure to credit expense by placing investments with high credit quality financial institutions, diversifying its investment portfolio, limiting investments in any one issuer or pooled fund and placing investments with maturities that maintain safety and liquidity. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes that the financial risks associated with these financial instruments are minimal.

The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

amount due. The Company does not have off-balance sheet credit exposure related to its customers and to date, the Company has not experienced significant credit related losses.

In fiscal 2007, 2006 and 2005, State Farm Insurance accounted for 11%, 14% and 12%, respectively of the Company’s revenues. At July 31, 2007 and 2006, State Farm Insurance accounted for 11% and 12% of accounts receivable, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and at July 31, 2007 and 2006, no other single customer accounted for more than 10% of the Company’s trade receivables.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between 5 and 10 years. Significant improvements, which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of: 3 to 7 years for transportation and other equipment; 3 to 10 years for office furniture and equipment; and 15 to 40 years or the lease term, whichever is shorter, for buildings and improvements.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when the estimated undiscounted future cash flows expected to be generated from the use of the asset are less than the carrying amount of the asset. The impairment loss is then calculated by comparing the carrying amount with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the asset.

Goodwill and Other Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter utilizing a market value approach. The impairment test for identifiable intangible assets not subject to amortization is also

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

performed annually or when impairment indications exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

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

Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value. Prior to August 1, 2005, the Company accounted for these share-based payments using the intrinsic value method in accordance with Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provided that compensation expense had only been recognized when the fair market of the Company’s stock options granted to employees and directors was greater than the exercise price of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123(R) using the modified-prospective transition method and therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Under this transition method, share-based compensation cost recognized in the fiscal years ended July 31, 2007 and 2006 includes share-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and share-based compensation expense for all share-based payment awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using market-based option valuation models during the fiscal year ended July 31, 2005 (in thousands, except per share amounts):

July 31, 2005
Net income as reported	$102,116
Add: total employee share-based compensation expense included in net income as reported, net of related tax effects	411
Deduct: total employee share-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,034)
Pro forma net income	$100,493
Pro forma net income per share:
Basic—as reported	$1.13
Basic—pro forma	$1.11
Diluted—as reported	$1.10
Diluted—pro forma	$1.08

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect their fair value estimate, it is the Company’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of equity awards (generally five years), using the graded vesting method.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	July 31, 2007	July 31, 2006	July 31, 2005
Expected life (in years)	4.7 – 6.7	4.9 – 6.5	5.0
Risk-free interest rate	4.6 – 4.9%	4.2 – 5.0%	3.7%
Estimated volatility factor	31 – 32%	36% – 42%	40%
Expected dividends	0%	0%	0%
Weighted-average fair value at grant date	$10.17	$10.74	$5.13

Expected life—The Company’s expected life represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Estimated volatility factor—The Company uses the trading history and implied volatility of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected dividend—The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-free interest rate—The Company bases the risk-free interest rate used in the Black-Scholes option-pricing formula on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Estimated forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

Net cash proceeds from the exercise of stock options were approximately $10.9 million, $5.4 million and $1.8 million for the years ended July 31, 2007, 2006, and 2005, respectively. The Company realized an income tax benefit of approximately $3.8 million, $2.3 million, and $1.1 million from stock option exercises during the years ended July 31, 2007, 2006, and 2005, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period from non-shareholder sources.

Segment Reporting

The Company operates in a single segment providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology (refer to Note 14).

Reclassifications

Certain previous year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company will assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties will be recorded on the date of adoption. The Company adopted FIN 48 on August 1, 2007

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

and is currently assessing the impact the adoption of FIN 48 will have on its consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. The Company adopted SAB 108 in the fiscal year ended July 31, 2007 and it did not have a material impact on the Company’s consolidated results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial position.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(2) Acquisitions

Fiscal 2007 Transactions

In June 2007, the Company completed the acquisition of Universal Salvage plc (“Universal”) (the “Acquisition”). Universal, based in the UK, operates seven salvage yards in the UK and is a leading service provider to the motor insurance and automotive industries. Universal specializes in the disposal of accident-damaged, End-of-Life and fee-based non-salvage vehicles. This Acquisition was completed because of its strategic fit with the North American business. The Acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for Universal reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations.

In accordance with SFAS No. 141, Universals’ net assets acquired and liabilities assumed have been recorded at their fair value. The aggregate purchase price of £60.7 million ($120.0 million based on currency exchange rates on June 14, 2007) was funded from the Company’s available cash resources. In addition, the Company assumed liabilities of £18.7 million ($36.9 million), which included outstanding indebtedness of Universal totaling approximately £2.3 million ($4.5 million).

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(2) Acquisitions (Continued)

The accompanying consolidated financial statements reflect a preliminary allocation of the purchase price as of June 14, 2007, which is summarized as follows (in thousands):

Tangible assets:
Cash	$16
Accounts receivable	9,834
Inventories and vehicle pooling cost	7,914
Property and equipment	65,178
Total tangible assets	82,942
Intangible assets:
Supply contracts	21,240
Tradename	2,875
Software	1,691
Licenses and database	308
Total intangible assets	26,114
Goodwill	47,890
Liabilities assumed:
Accounts payable	(16,058)
Current maturities of long-term debt	(2,231)
Long-term debt	(2,296)
Deferred tax liability	(16,031)
Other	(316)
Total liabilities assumed	(36,932)
Net assets acquired	$120,014

The Company has allocated approximately $26.1 million to identifiable intangible assets. The intangible assets include finite lived supply contracts, tradenames,software, licenses and databases, which are being amortized over their estimated useful lives, ranging from one to ten years. Goodwill of $47.9 million recognized in the Acquisition is not expected to be deductible for tax purposes. The Company has arranged to obtain additional information regarding certain asset valuations. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company’s consolidated results of operations and financial position.

The Company has included the operating results of Universal in its consolidated financial statements from the date of acquisition.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(2) Acquisitions (Continued)

Pro-forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Universal prior to the Acquisition, on a pro forma basis, as though the companies had been combined as of August 1, 2005 for each period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for all periods presented also includes the business combination accounting effect on conforming Universal’s revenue recognition policy to the Company’s, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, and related tax effects of these adjustments. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results (unaudited, in thousands, except per share amounts):

	Years Ended July 31,
	2007	2006
Total revenues	$643,181	$621,501
Operating income	$204,930	$167,307
Income before income taxes	$215,747	$169,546
Net income	$133,222	$94,612
Earnings per share	$1.47	$1.05
Diluted earnings per share	$1.43	$1.02

Fiscal 2006 Transactions

During fiscal 2006, the Company made the following three acquisitions: Auto Auction Associates of Montana, Inc., Heartland Insurance Pool, Inc. and Central Penn Sales, LLC. These three companies consisted of seven separate facilities. The consideration paid for these acquisitions consisted of $23.0 million in cash. The acquired net assets consisted of accounts and advances receivable, vehicle pooling costs, fixed assets, land, buildings, goodwill, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These new facilities contributed $6.9 million of revenues during fiscal 2006. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $19.0 million has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $1.3 million for covenants

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(2) Acquisitions (Continued)

not to compete relating to these acquisitions, which are being amortized over five to seven years. In conjunction with the Central Penn Sales acquisition, the Company entered into leases for the use of these facilities at fair value.

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

Pro forma financial information for the fiscal 2006 and 2005 acquisitions does not result in a significant change from actual results.

(3) Discontinued Operations and Goodwill Impairment

During fiscal 2006, the Company adopted a formal plan to discontinue the operations of Motors Auction Group (“MAG”) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 during the second quarter of 2006. The Company used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting unit in the interim impairment test of goodwill.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(3) Discontinued Operations and Goodwill Impairment (Continued)

The impairment test indicated that the carrying value of the MAG goodwill exceeded its implied fair value. The corresponding write-down of goodwill of $21.8 million to its fair value was reported as a component of discontinued operations in the accompanying consolidated statements of income. The Company also determined that the value of the remaining MAG covenants not to compete was impaired and recorded an impairment charge in the amount of $0.5 million. This write-down of covenants not to compete is also reported as a component of discontinued operations in the accompanying consolidated statements of income.

During the second quarter of fiscal 2006, the Company sold the business and related assets of one of the MAG locations for approximately $0.1 million. During the third quarter, the Company sold the business and related assets including the real estate of one of the MAG locations. The Company received a $12 million promissory note from the buyer as purchase consideration. The promissory note is reflected in land purchase options and other assets at its net present value in the accompanying consolidated balance sheet at July 31, 2007 and 2006. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011, at which time the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The buyer is in compliance with the terms of the promissory note and the Company believes the note amount is fully recoverable. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values. The portion of the consideration allocated to the real estate sale totaled $7.1 million. The Company deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized upon payment of the principal balance of the note receivable. The remaining consideration of $4.9 million is allocated to the sale of the business. The Company recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. During the fourth quarter of fiscal 2006, the Company sold the remainder of the business and related assets excluding the real estate of another MAG location. The Company received a $1.2 million promissory note and $0.2 million in cash from the buyer as purchase consideration. The buyer is in compliance with the terms of the promissory note and the Company believes the note amount is fully recoverable. The promissory note is reflected in land purchase options and other assets at its net present value in the accompanying consolidated balance sheet at July 31, 2007 and 2006. The Company recognized a gain on the sale of the business of approximately $1.3 million, which is included in the results of discontinued operations. As of July 31, 2006, no MAG locations remained. Three of the original six MAG locations were sold and three were converted into salvage facilities.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(3) Discontinued Operations and Goodwill Impairment (Continued)

Summarized results of operations for MAG is set forth below (in thousands):

	Years Ended July 31,
	2007	2006	2005
Revenues	$—	$6,351	$9,380
Income (loss) before income taxes	—	(17,950)	474
Income tax (expense) benefit	—	2,237	(181)
Net income (loss) from discontinued operations	$—	$(15,713)	$293

The net carrying values of the assets that were sold, and the related goodwill and other intangibles that were impaired, during fiscal 2006 totaled approximately $28.7 million as of July 31, 2005. This balance consisted of approximately $23.1 million of goodwill, $5.0 million of property and equipment and $0.6 million of intangibles.

(4) Short-term Investments

Short-term investments consist of the following (in thousands):

	July 31,
	2007	2006
Available-for-sale securities:
Auction rate securities	$102,625	$148,725
	$102,625	$148,725

(5) Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	July 31,
	2007	2006
Advance charges receivable	$72,628	$66,704
Trade accounts receivable	37,891	33,454
Other receivables	1,627	1,621
	112,146	101,779
Less allowance for doubtful accounts	(2,251)	(1,820)
	$109,895	$99,959

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(5) Accounts Receivable, Net (Continued)

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

The movements in the allowance for doubtful accounts is as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions Applications to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2007	$1,820	$2,097	$(1,666)	$2,251
July 31, 2006	$1,272	$1,555	$(1,007)	$1,820
July 31, 2005	$1,789	$247	$(764)	$1,272

(6) Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	July 31,
	2007	2006
Transportation and other equipment	$23,847	$17,059
Office furniture and equipment	44,534	38,734
Land	218,144	155,323
Buildings and leasehold improvements	296,860	263,707
	583,385	474,823
Less accumulated depreciation and amortization	(162,721)	(132,880)
	$420,664	$341,943

Depreciation expense on property and equipment was approximately $35.0 million, $30.8 million and $29.5 million for the fiscal years ended July 31, 2007, 2006 and 2005 respectively.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(7) Goodwill

The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2005	$116,375
Goodwill relating to acquisitions during the period	19,015
Goodwill impairment included in loss from discontinued operations	(21,800)
Divestitures	(1,299)
Balance as of July 31, 2006	112,291
Goodwill relating to Universal acquisition during the period (refer Note 2)	49,354
Balance as of July 31, 2007	$161,645

In accordance with the guidance in SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2007 and 2006. The annual results of these tests indicated that goodwill was not impaired. The assessment measured the amount by which the carrying amount of goodwill exceeded the market value of the Company’s sole reporting unit. Refer to Note 3, for additional discussion related to the impairment of goodwill from discontinued operations recognized during fiscal 2006. As of July 31, 2007, the aggregate amount of goodwill impairment losses recognized totaled $21.8 million

(8) Intangibles, Net

Intangible assets consists of the following (in thousands, except remaining useful life):

	July 31 , 2007
	Gross carrying Amount	Accumulated amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,071	$(8,887)	3
Supply contracts	21,889	(421)	6
Tradename	2,964	(35)	10
Software	1,780	(202)	1
Licenses and databases	318	(35)	1
	$37,022	$(9,580)

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(8) Intangibles, Net (Continued)

	July 31 , 2006
	Gross carrying Amount	Accumulated amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,071	$(8,197)	3
	$10,071	$(8,197)

Aggregate amortization expense on intangible assets was approximately $1.4 million, $0.7 million and $1.0 million for the fiscal years ended July 31, 2007, 2006, and 2005, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2007 intangible assets is expected to be as follows (in thousands):

2008	$6,218
2009	4,287
2010	4,250
2011	4,063
2012	3,970

(9) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2007	2006
Trade accounts payable	$13,392	$8,716
Accounts payable to insurance companies	39,421	28,748
Accrued insurance	4,312	3,235
Accrued compensation and benefits	16,824	13,697
Other accrued liabilities	11,133	6,374
	$85,082	$60,770

The Company is partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(9) Accounts Payable and Accrued Liabilities (Continued)

the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data, including the severity of our frequency of claims, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate.

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

On November 13, 2006, Universal, our wholly owned subsidiary purchased on June 14, 2007, entered into three credit facilities with National Westminster Bank Plc. The first facility provides approximately $8.0 million in overdraft protection and working capital. The second and third facilities of approximately $6.0 and $10.0 million, respectively, provide liquidity for acquisitions and investments. Each of these facilities carries an interest rate of the bank’s index, which was 5.75% at July 31, 2007, plus ..75% and is collateralize by real property. At July 31, 2007, there were no amounts borrowed under these facilities.

(11) Shareholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, no par value, of which approximately 88,333,677 shares are issued and outstanding at July 31, 2007. As of July 31, 2007 and 2006, the Company has reserved 1,337,337 and 1,515,883 shares of common stock, respectively for the issuance of options granted under the company’s stock option plans and 982,626 and 1,049,360 shares of common stock, respectively for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which are issued or outstanding at July 31, 2007.

Stock Repurchase

In February 2003, the Company’s Board of Directors authorized the Company to repurchase up to 9 million shares of its common stock. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2007, the Company

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(11) Shareholders’ Equity (Continued)

repurchased 2,995,405 shares at a weighted average price of $29.91. For the year ended July 31, 2006, the Company repurchased 366,000 shares at a weighted average price of $24.24. For the year ended July 31, 2005, the Company did not repurchase any shares. The total number of shares repurchased under the program as of July 31, 2007 was 7,033,705, leaving 1,966,295 million available under the repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2007, 2006 and 2005 was 66,734, 83,765 and 68,633, respectively. As of July 31, 2007, 1,517,375 shares of common stock have been issued pursuant to the ESPP and 982,626 shares remain available for purchase under the ESPP.

Stock Options

In December 2001, the Company adopted the Copart, Inc. 2001 Stock Option Plan (“Plan”), presently covering an aggregate of 4.5 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 1992 Stock Option Plan (“1992 Plan”), which expired in August 2002. At July 31, 2007, 1,337,337 shares were available for future grant under the Plan.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(11) Shareholders’ Equity (Continued)

The following table sets forth stock-based compensation expense included in the Company’s Consolidated Statements of Income (in thousands):

	Years Ended July 31,
	2007	2006	2005
Yard operations	$910	$700	$125
General and administrative	2,572	1,600	286

There were no compensation costs capitalized as part of the cost of an asset as of July 31, 2007 and 2006.

A summary of the status of the Company’s non-vested shares as of July 31, 2007 and changes during fiscal 2007 is as follows:

	Number of Shares (000’s)	Weighted average Grant— date Fair Value
Non-vested shares at July 31, 2006	1,615	$7.46
Grants of options	216	$10.17
Vested	(715)	$6.39
Forfeitures or expirations	(40)	$9.93
Non-vested shares at July 31, 2007	1,076	$8.54

Option activity for the year ended July 31, 2007 is summarized as follows:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2006	5,874	$12.75	—	—
Grants of options	216	$28.64	—	—
Exercises	(824)	$13.40	—	—
Forfeitures or expirations	(40)	$24.30	—	—
Outstanding at July 31, 2007	5,226	$13.20	4.50	$78,260
Exercisable at July 31, 2007	4,150	$10.96	3.65	$71,331
Vested and expected to vest at July 31, 2007	4,907	$13.03	4.45	$74,126

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(11) Shareholders’ Equity (Continued)

As required by SFAS 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2007. The aggregate intrinsic value of options exercised was approximately $12.1 million, $4.9 million and $2.9 million in the fiscal years ended July 31, 2007, 2006 and 2005, respectively and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2007, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $7.1 million, net of estimated forfeitures. This cost will be amortized on straight-line basis over a weighted average term of 2.55 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2007, 2006 and 2005 is $4.4 million, $2.2 million and $2.3 million, respectively.

A summary of stock options outstanding and exercisable at July 31, 2007 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2007	Weighted- Average Exercise Price
	(in 000s)			(in 000s)
$2.90 - $4.47	1,500	1.08	$3.54	1,500	$3.54
$7.75 -$10.99	815	5.69	$9.78	672	$9.89
$11.02 -$16.93	1,211	3.44	$14.18	1,201	$14.19
$17.16 - $29.89	1,700	7.70	$22.68	777	$21.21
	5,226	4.50	$13.20	4,150	$10.96

On March 6, 2003, the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of Common Stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at an exercise price of $120.48.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(11) Shareholders’ Equity (Continued)

In general, subject to certain limited exceptions, the Rights become exercisable when a person or group acquires 15% or more of the Company’s common stock or a tender offer or exchange offer for 15% or more of the Company’s common stock is announced or commenced. After any such event, the Company’s other stockholders may purchase an additional $120.48 worth of additional shares of the Company’s common stock at 50% of the then-current market price. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Company’s Board of Directors. The Rights may be redeemed by the Company at $0.001 per Right at any time before any person or group acquires 15% or more of our outstanding common stock.

(12) Income Taxes

Income (loss) from continuing operations before taxes consists of the following (in thousands):

	Years ended July 31
	2007	2006	2005
U.S.	$215,538	$174,636	$165,073
Non U.S.	1,883	(114)	(478)
Total income before taxes	$217,421	$174,522	$164,595

The Company’s income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2007	2006	2005
Federal:
Current	$79,760	$62,754	$59,242
Deferred	(6,202)	(4,264)	(5,233)
	73,558	58,490	54,009
State:
Current	7,430	3,895	9,290
Deferred	(418)	(523)	(527)
	7,012	3,372	8,763
Foreign:
Current	2,331	—	—
Deferred	(1,818)	—	—
	513	—	—
	$81,083	$61,862	$62,772

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(12) Income Taxes (Continued)

A reconciliation by year of the expected U.S. statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	1.9	3.5
Compensation and fringe benefits	0.2	0.3	0.2
Other differences	(1.2)	(1.8)	(0.6)
Effective tax rate	37.3%	35.4%	38.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	Years Ended July 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$847	$691
Accrued compensation and benefits	2,149	1,444
State taxes	1,868	42
Accrued other	1,831	789
Deferred revenue	1,847	1,852
Property and equipment	13,466	16,431
State net operating losses	819	378
Foreign net operating loss	351	455
Total gross deferred tax assets	23,178	22,082
Less valuation allowance	(959)	(786)
Net deferred tax assets	22,219	21,296
Deferred tax liabilities:
Vehicle pooling costs	(9,715)	(10,694)
Prepaid insurance	(617)	(645)
Intangibles and goodwill	(21,319)	(12,011)
Total gross deferred tax liabilities	(31,651)	(23,350)
Net deferred tax liability	$(9,432)	$(2,054)

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(12) Income Taxes (Continued)

The above net deferred tax liability has been reflected in the accompanying balance sheets as follows (in thousands):

	July 31,
	2007	2006
North America current liabilities	$3,219	$7,191
North America non-current liabilities (assets)	(7,785)	(5,137)
UK non-current liabilities	13,998	—
Net deferred tax liability	$9,432	$2,054

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

In fiscal 2007, 2006 and 2005, the Company recognized a tax benefit of approximately $3.8 million, $2.3 million and $1.1 million, respectively, upon the exercise of certain stock options which is reflected in shareholders’ equity.

The valuation allowance for the years ended July 31, 2007 and 2006 was approximately $1.0 million and $0.8 million, respectively, which is a net increase of $0.2 million.

The Company has a Canadian net operating loss of approximately $1.0 million, most of which expires between 2011 and 2014. In addition, the Company also has various state net operating losses of $15.0 million, which expire between 2017 and 2027.

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Universal, because it plans to permanently reinvest the earnings of its foreign operations as of July 31, 2007. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(13) Net Income Per Share

The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2007	2006	2005
Weighted average common shares outstanding	90,651	90,372	90,162
Effect of dilutive securities-stock options	2,804	2,553	2,822
Diluted weighted average common shares outstanding	93,455	92,925	92,984

There were no adjustments to net income required in calculating diluted net income per share. Options to purchase approximately 110,000, 42,000 and 82,500 shares of our common stock at an average price of $29.76, $27.22 and $24.14 per share were outstanding at July 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares.

(14) Segments and Other Geographic Information

Operating segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker with respect to the allocation of resources and performance. The Company considers itself to operate in a single operating segment, specifically providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles, primarily over the Internet through the Company’s Virtual Bidding Second Generation (“VB2”) Internet auction-style sales technology.

The following geographic data is provided in accordance with SFAS No. 131. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2007	2006	2005
United States	$541,801	$526,456	$446,930
Canada	4,060	2,115	801
North America	545,861	528,571	447,731
United Kingdom	14,819	—	—
	$560,680	$528,571	$447,731

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(14) Segments and Other Geographic Information (Continued)

Long-Lived assets based upon geographic location are summarized in the following table (in thousands):

	July 31,
	2007	2006
United States	$512,346	$479,854
Canada	5,661	3,501
North America	518,007	483,355
United Kingdom	132,885	—
	$650,892	$483,355

(15) Commitments and Contingencies

Leases

The Company leases certain domestic and foreign facilities and certain equipment under noncancelable operating leases. In addition to the minimum future lease commitments presented below, the leases generally require the Company to pay property taxes, insurance, maintenance and repair costs. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized on a straight-line basis over the lease term in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases.

At July 31, 2007, Future minimum lease commitments under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Operating Leases
2008	$20,330
2009	17,936
2010	16,270
2011	14,165
2012	11,766
Thereafter	37,898
$118,365

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(15) Commitments and Contingencies (Continued)

Facilities rental expense for the fiscal years ended July 31, 2007, 2006 and 2005 aggregated approximately $16.7 million, $18.0 million and $17.2 million, respectively. Yard operations equipment rental expense for the fiscal years ended July 31, 2007, 2006 and 2005 aggregated approximately $4.6 million, $4.4 million and $4.0 million, respectively.

Commitments

Letters of Credit

The Company had outstanding letters of credit of $11.8 million at July 31, 2007. These letters of credit secure certain insurance obligations.

Purchase Commitments

The Company has obligations under certain UK seller contracts for the purchase of vehicles at pre-determined prices, which typically are based upon a percentage of the pre-accident value, as defined in the contracts.

Contingencies

Legal Matters

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and the handling or disposal of vehicles. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The Company believes that the ultimate disposition of these matters will not have a material effect on its financial position, results of operations or cash flows. However, the amount of future reserves required associated with these claims, if any, cannot be determined with certainty. This litigation includes the following matters:

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin, in the State Court for the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification,

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(15) Commitments and Contingencies (Continued)

damages, fees, costs and expenses. The Company’s motion for summary judgment was heard on January 31, 2007 and was denied. The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007, the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. FCS continues to seek certification of a class based upon violations of the Sherman Act. Plaintiff is in pro se and is demanding a total award of  51% of Copart’s issued stock, as well as approximately $97,000 in damages arising from damages to vehicles. The Company filed a motion to dismiss based on lack of subject matter jurisdiction, improper venue, and failure to state a claim. The Company believes the claims are without merit, and are defending the lawsuit vigorously.

On August 7, 2006, Kimberly and Jason Green filed suit against Copart in the Superior Court of the State of California, County of Sacramento, making allegations pursuant to a California consumer protection statute similar to a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. The Company filed an answer on September 1, 2006 denying the claim. On July 2, 2007, the parties entered into a settlement agreement terminating the lawsuit.

The Company accrues for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations, the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(15) Commitments and Contingencies (Continued)

Environmental Matters

In connection with the acquisition of the Dallas, Texas facility in 1994, the Company set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. The Company began the stabilization process in 1996 and completed it in 1999. The Company paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, the Company’s environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. The Company’s consultant thereafter submitted an Operations and Maintenance Plan (“Plan”) to the Texas Commission on Environmental Quality (“TCEQ”) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which the Company received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed the Company to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company’s environmental engineering consultant concluded in the February 2005 report to the TECQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, the Company requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified the Company that they did not concur with our consultant’s conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(15) Commitments and Contingencies (Continued)

water quality standards. This sampling is anticipated to be performed in September or October, 2007. The Company is not assured of receiving the no-further-action letter and may incur further liabilities if the stabilization process proves ineffective, or if later testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards. In addition, in 1994, the Company detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. The Company’s environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

The Company does not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(16) Guarantees—Indemnifications to Officers and Directors

The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of this annual report on Form 10-K, with the members of our board of directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our board of directors.

(17) Related Party Transactions

The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.4 million for the fiscal year ended July 31, 2007 and $0.5 million for the years ended July 31, 2006 and 2005, and expire on various dates through 2012. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.3 million, $0.3 million and $0.4 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively.

On July 2, 2007, the Company repurchased in a private transaction 1,100,000 shares of its common stock held jointly by James Grosfeld, one of the Company’s directors, and his wife, and 73,000 shares of its common stock held by a charitable foundation established by Mr. and Mrs. Grosfeld. The price paid for the repurchased shares was $30.77 per share, the closing market price of the Company’s common stock as quoted on the Nasdaq Global Market on July 2, 2007. The repurchase of these shares was pre-approved by the Audit Committee of our Board of Directors, with Mr. Grosfeld abstaining.

There were no amounts due or from related parties at July 31, 2007 and 2006.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(18) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of approximately $0.4 million, $0.3 million and $0.2 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively related to this plan.

The Company also sponsors an additional defined contribution plan for most of its UK employees, which is available to all UK employees who meet minimum service requirements. The Company matches up to 5% of employee contributions.

(19) Investment in Unconsolidated Entity

During the year ended July 31, 2006, the Company invested approximately $9.0 million for a 50% equity interest in Lanelogic, a Delaware limited liability corporation (“Lanelogic”). The Company has no further contractual funding commitment. Based on the Company’s evaluation of Lanelogic and the related agreements, management believes that Lanelogic does not constitute a Variable Interest Entity as defined in FIN No. 46, Consolidation of Variable Interest Entities. As a result, the Company’s investment has been accounted for under the equity method prescribed by APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

During the second quarter ended January 31, 2007, the Company’s Chairman and CEO, made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing. The loan was repaid during the second quarter ended January 31, 2007. The Company has concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder. The Company did not participate in this additional equity financing into Lanelogic. In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which the Company is now a stockholder.

On August 15, 2007, subsequent to the end of the Company’s fiscal year, the Company’s Chairman and CEO provided a personal guaranty in favor of Dealer Services Corporation as a condition for providing a credit facility to Lanelogic, Inc. a corporation in which Copart has non-controlling interest. The guaranty was approved by the Company’s Audit Committee. The Company has concluded that the personal guaranty does not cause a change in the accounting of Lanelogic as an equity method investment.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(19) Investment in Unconsolidated Entity (Continued)

As of July 31, 2007 and 2006, the Company’s investment in Lanelogic totaled $0 and $2.1 million, respectively. The Company has discontinued recording its share of the losses of Lanelogic because it has no commitment to provide further funding.

(20) Noncash Financing and Investing Activities

In fiscal 2007, 2006 and 2005, the Company received 6,597, 4,378 and 42,071 shares of common stock, respectively as payment for the exercise of 18,462, 8,678 and 95,106 shares of common stock under the 1992 Stock Option Plan and/or 2001 Stock Option Plan, respectively. The Company retired these shares upon receipt.

(21) Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2007	First	Second	Third	Fourth
Revenues	$132,121	$128,925	$145,652	$153,982
Operating income	$46,893	$45,164	$57,229	$53,860
Income from continuing operations	$48,355	$48,692	$62,025	$58,349
Net income	$30,345	$30,392	$38,867	$36,734
Basic income per share from continuing operations	$0.34	$0.33	$0.43	$0.41
Basic net income per share	$0.34	$0.33	$0.43	$0.41
Diluted income per share from continuing operations	$0.32	$0.32	$0.41	$0.40
Diluted net income per share	$0.32	$0.32	$0.41	$0.40

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(21) Quarterly Information (in thousands, except per share data) (Unaudited)(1) (Continued)

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

The tables above restate the 2006 periods presented for the effect of the discontinued operations in fiscal 2006 (Refer to Note 3).

(1)            Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2007, 2006 and 2005

(22) Subsequent events

In August 2007, the Company completed the acquisition of Century Salvage Sales Limited, a vehicle salvage disposal company with three facilties located in the UK. The total purchase price was approximately $9.1 million. This brings the total number of facilities to ten in the UK as of September 27, 2007.

On August 21, 2007, the Compensation Committee exercised its discretion pursuant to the terms of the 2001 Stock Option Plan to accelerate, effective December 31, 2007, the vesting of all unvested shares of the Company’s common stock subject to options held by James E. Meeks. It is expected that on December 31, 2007, Mr. Meeks will hold options to purchase approximately 68,750 unvested shares that will be subject to this acceleration.

On September 14, 2007 James Grosfeld and Harold Blumenstein, who have served as members of our board of directors since 1993 and 1994, respectively, resigned as members to pursue other business and personal interests.

In connection with their resignations, the board of directors exercised its discretion pursuant to the terms of the 2001 Stock Option Plan to accelerate the vesting of all unvested shares of the Company’s common stock subject to options held by Mr. Grosfeld and Mr. Blumenstein. As of September 6, 2007, Mr. Grosfeld and Mr. Blumenstein each held options to acquire 86,000 shares of common stock, of which 30,316 were otherwise unvested. In addition, the board approved amendments to outstanding option agreements with Mr. Grosfeld and Mr. Blumenstein to extend the period in which they will be able to exercise their options following their resignation until the earlier of September 14, 2012 or the date the option would otherwise have terminated by its terms assuming they had continued to serve as members of the board of directors.