Form 10-Q
period 2007-10-31
COPART INC
filed 2007-12-10
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

YES     ☐     NO     ☒

Number of shares of Common Stock outstanding as of December 7, 2007: 89,054,975

Copart, Inc.

Index to the Quarterly Report

October 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 31, 2007	July 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$249,854	$98,365
Short-term investments	—	102,625
Accounts receivable, net	114,888	109,895
Vehicle pooling costs	29,823	28,842
Inventories	7,772	5,999
Income taxes receivable	—	3,208
Prepaid expenses and other assets	5,172	5,518
Total current assets	407,509	354,452
Restricted cash and investments	—	9,148
Property and equipment, net	435,754	420,664
Intangibles, net	29,299	27,442
Goodwill	168,356	161,645
Deferred income taxes	12,085	7,785
Land purchase options and other assets	24,684	24,208
Total assets	$1,077,687	$1,005,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$80,308	$85,082
Deferred revenue	14,159	13,897
Income taxes payable	27,162	3,930
Deferred income taxes	2,981	3,219
Other current liabilities	492	474
Total current liabilities	125,102	106,602
Deferred income taxes	14,666	13,998
Other liabilities	3,821	3,878
Total liabilities	143,589	124,478
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 89,042 and 88,334 shares issued and outstanding at October 31, 2007 and July 31, 2007, respectively	221,235	206,126
Accumulated other comprehensive income	8,581	4,447
Retained earnings	704,282	670,293
Total shareholders’ equity	934,098	880,866
Total liabilities and shareholders’ equity	$1,077,687	$1,005,344

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended October 31,
	2007	2006
Revenues	$183,957	$132,121

Operating costs and expenses:
Yard operations	102,217	70,231
General and administrative	25,113	14,997
Total operating expenses	127,330	85,228
Operating income	56,627	46,893
Other income (expense):
Interest income, net	2,743	3,027
Other income	796	651
Equity in losses of unconsolidated investment	—	(2,216)
Total other income	3,539	1,462
Income before income taxes	60,166	48,355
Income taxes	22,556	18,010
Net income	$37,610	$30,345

Earnings per share-basic
Basic net income per share	$0.42	$0.34
Weighted average common shares outstanding	88,558	90,500

Earnings per share-diluted
Diluted net income per share	$0.41	$0.32
Weighted average common shares and dilutive potential common shares outstanding	90,686	93,375

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net income	$37,610	$30,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,004	8,740
Allowance for doubtful accounts	35	(37)
Deferred rent	12	32
Share-based compensation	2,061	848
(Gain)/loss on sale of property and equipment	(27)	38
Deferred income taxes	(1,948)	(1,342)
Equity in loss of unconsolidated entity	—	2,216
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,593)	(379)
Vehicle pooling costs	(889)	(23)
Inventory	(1,623)	775
Prepaid expenses and other current assets	439	190
Land purchase options and other assets	(458)	(296)
Accounts payable and accrued liabilities	(5,650)	(3,665)
Deferred revenue	253	(1,000)
Income taxes receivable	3,208	2,064
Income taxes payable	17,258	15,482
Net cash provided by operating activities	55,692	53,988

Cash flows from investing activities:
Purchases of short-term investments	(154,360)	(213,800)
Sales of short-term investments	256,985	175,470
Restricted cash and purchases of short-term investments	9,148	—
Purchases of property and equipment	(19,911)	(21,102)
Proceeds from sale of property and equipment	97	3,013
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(10,086)	—
Net cash provided by (used in) investing activities	81,873	(56,419)

Cash flows from financing activities:
Proceeds from the exercise of stock options	7,507	1,570
Proceeds from the issuance of Employee Stock Purchase Plan shares	—	7
Excess tax benefit from share-based payment arrangements	5,540	576
Net cash provided by financing activities	13,047	2,153

Effect of foreign currency translation	877	333

Net increase in cash and cash equivalents	151,489	55

Cash and cash equivalents at beginning of period	98,365	126,590
Cash and cash equivalents at end of period	$249,854	$126,645

Supplemental disclosure of cash flow information:
Income taxes paid	$415	$1,388

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

October 31, 2007

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies

Description of Business

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (“Copart Canada”) and Copart (UK) Limited (“Copart UK”). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart UK was incorporated in June 2007. Investments in companies in which the Company exercises significant influence, but the Company does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2007 and July 31, 2007, and its consolidated statements of income and cash flows for the three months ended October 31, 2007 and October 31, 2006. Interim results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2008. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, was effective for the Company on August 1, 2007. See Note 13 for additional information, including the effects of adoption of FIN 48 on the Company’s consolidated financial statements.

Foreign Currency Translation

The Canadian Dollar and the British Pound are the functional currencies of the Company’s foreign subsidiaries, Copart Canada. and Copart UK, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle remarketing services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company’s buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), which addresses revenue recognition for units of accounting.

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

Vehicle sales, where the Company purchases and remarkets vehicles on its own behalf, are recognized in accordance with SAB 104 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and the Company records the gross sales price as revenue.

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

The Company also charges buyers an annual registration fee for the right to participate in its vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although the Company provides for bad debt expense in the case of non-performance by its buyers and sellers.

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

NOTE 3 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2007	2006
Basic weighted average shares outstanding	88,558	90,500

Effect of dilutive securities - stock options	2,128	2,875

Diluted weighted average shares outstanding	90,686	93,375

Options to purchase 970,000 and 5,000 shares of common stock at a weighted average price of $34.39 and $28.31 per share were outstanding during the three months ended October 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods and including these options would have an anti-dilutive impact.

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

Short-term investments consist of the following (in thousands):

	October 31, 2007	July 31, 2007
Available-for-sale securities:
Auction rate securities	$—	$102,625
Total short-term investments	$—	$102,625

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2007	July 31, 2007
Amortized intangibles:
Covenants not to compete	$10,071	$10,071
Supply contracts	24,679	21,889
Tradename	3,229	2,964
Software	1,882	1,780
Licenses and databases	379	318
Accumulated amortization	(10,941)	(9,580)
Net intangibles	$29,299	$27,442

Aggregate amortization expense on amortizable intangible assets was $1.4 million and $0.2 million for the three months ended October 31, 2007 and 2006, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2007	$161,645
Goodwill recorded during the period	5,207
Effect of foreign currency exchange rates	1,504
Balance as of October 31, 2007	$168,356

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three-month periods ended October 31, 2007 and October 31, 2006 include compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2007	5,226	$13.20
Grants of options	1,030	$34.10
Exercises	(689)	$10.21
Forfeitures or expirations	(31)	$19.45

Outstanding at October 31, 2007	5,536	$17.43	5.48	$115,983

Exercisable at October 31, 2007	3,607	$11.43	3.67	$97,194

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 4,566,404 options that were in-the-money at October 31, 2007.

In September 2007, James Grosfeld and Harold Blumenstein, who served as members of the Company’s board of directors since 1993 and 1994, respectively, resigned as members to pursue other business and personal interests. In connection with their resignations, the board of directors exercised its discretion pursuant to the terms of the 2001 Stock Option Plan to accelerate the vesting of all unvested shares of the Company’s common stock subject to options held by Mr. Grosfeld and Mr. Blumenstein. As of September 6, 2007, Mr. Grosfeld and Mr. Blumenstein each held options to acquire 86,000 shares of common stock, of which 14,316 per director, were unvested. In addition, the board approved amendments to outstanding option agreements with Mr. Grosfeld and Mr. Blumenstein to extend the period in which they will be able to exercise their options following their resignation until the earlier of September 14, 2012 or the date the option would otherwise have terminated by its terms assuming they had continued to serve as members of the board of directors.  As a result of the amendment to the outstanding option agreements, the Company recognized a share-based compensation expense of approximately $1.0 million during the quarter ended October 31, 2007.

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s board of directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the three months ended October 31, 2007 and 2006.  The total number of shares repurchased under the program as of October 31, 2007 was approximately 7 million, leaving approximately 22 million available under the repurchase program.

NOTE 8 — Segments and Other Geographic Reporting

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

The following geographic data is provided in accordance with SFAS No. 131. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended October 31,
	2007	2006
United States	$138,901	$131,201
Canada	1,274	920
North America	140,175	132,121
United Kingdom	43,782	—
	$183,957	$132,121

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Three Months Ended October 31,
	2007	2006
United States	$516,589	$487,124
Canada	6,212	4,697
North America	522,801	491,821
United Kingdom	147,377	—
	$670,178	$491,821

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended October 31,
	2007	2006
Net income, as reported	$37,610	$30,345
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	4,134	359
Total other comprehensive income	$41,744	$30,704

NOTE 10 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred: for example, debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our consolidated results of operations and financial position.

NOTE 11 — Equity Investment and Related Party Transaction

During the year ended July 31, 2006, the Company paid approximately $9.0 million for a non-controlling equity interest in Lanelogic, a Delaware limited liability corporation (“Lanelogic”). The Company has no further contractual funding commitment. Based on the Company’s evaluation of Lanelogic and the related agreements, management believes that Lanelogic does not constitute a Variable Interest Entity as defined in FIN No. 46, Consolidation of Variable Interest Entities. As a result, the Company’s investment has been accounted for under the equity method prescribed by APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

During the second quarter ended January 31, 2007, the Company’s Chairman and CEO made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing. The loan was repaid during the second quarter ended January 31, 2007. The Company has concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic’s founder. The Company did not participate in this additional equity financing into Lanelogic. In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which the Company is now a stockholder.

On August 15, 2007, the Company’s Chairman and CEO provided a personal guaranty in favor of Dealer Services Corporation as a condition for providing a credit facility to Lanelogic. The guaranty was approved by the Company’s Audit Committee. The Company has concluded that the personal guaranty does not cause a change in the accounting of Lanelogic as an equity method investment.

As of October 31, 2007 and 2006, the Company’s investment in Lanelogic totaled $0 and $2.1 million, respectively. The Company has discontinued recording its share of the losses of Lanelogic because it has no commitment to provide further funding.

NOTE 12 — Legal Proceedings

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

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007 the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. On August 23, 2007, Copart filed: (a) Motion to Dismiss Claims for Improper Venue; (b) Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication; (c) Motion To Dismiss for Lack of Diversity Jurisdiction; (d) Motion to Dismiss Load Out Fee Class Action for Failure to State Claim; and (e) Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction.  The court has the motions under consideration at this time, but no decision has been rendered.  The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS, Inc.) filed suit against Copart in the Superior Court in the County of New Castle, Delaware.  CARS is seeking $2,000,000 in damages, punitive damages, and prejudgment interest related to allegations that the Company breached a contract.  At this time, the Company has only received a courtesy copy of the complaint and has not been formally served.  The Company believes the claim is without merit, and will defend the lawsuit vigorously.

On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court.  The complaint alleges negligent spoliation of evidence on grounds that Copart allowed a vehicle in its possession to be destroyed.  Relief sought includes damages, exemplary damages and prejudgment interest.  At this time, Plaintiff has made a demand through counsel of $50 million.  The Company has retained counsel to evaluate the plaintiff’s claims and prepare a defense.  The Company intends to defend the lawsuit vigorously.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

NOTE 13 — Income Taxes

The Company adopted the provisions of FIN 48, as of the beginning of fiscal 2008. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As a result of the Company’s adoption of FIN 48, as of August 1, 2007, the Company recognized a $3.6 million cumulative decrease to retained earnings. The Company also recognized a liability for unrecognized tax benefits of $13.3 million, of which $9.1 million (net of tax) would reduce the Company’s effective tax rate if recognized in future periods. The interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of the beginning of fiscal 2008, the Company had $2.6 million of accrued interest and penalties included in unrecognized tax benefits.

As of October 31, 2007, there has been no material change to the amount of unrecognized tax benefits. The Company does not anticipate that the total gross unrecognized tax benefit will change significantly by the end of fiscal year 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states, Canada and United Kingdom. With some exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2000. The Company expects the commencement of certain state tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

The Company has not provided U.S. federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart UK, because it plans to permanently reinvest the earnings of its foreign operations as of October 31, 2007. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 14 — Acquisitions

In August 2007, the Company completed the acquisition of Century Salvage Sales Limited (“Century”), a vehicle salvage disposal company with three facilities located in the UK. This acquisition was completed because of its strategic fit with the United Kingdom business. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for Century reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations. In accordance with SFAS No. 141, Century’s assets acquired and liabilities assumed have been recorded at their estimated fair values.

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

The Company has arranged to obtain additional information regarding certain asset valuations related to these acquisitions. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company’s consolidated results of operations and financial position.

The Company has included the operating results of Century and Universal in its consolidated financial statements from the date of acquisition.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Part I, Item 1A. -“Risk Factors” beginning on page 24 of this Quarterly Report on Form 10-Q and those discussed elsewhere in this Quarterly Report on Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”).  The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC.  The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Although we believe that, based on information currently available to the Company and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In addition, historical information should not be considered an indicator of future performance. You should not place undue reliance on these forward-looking statements.

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

Our revenues consist of salvage fees charged to vehicle suppliers and vehicle buyers, transportation revenue and purchased vehicle revenues. Consignment revenues from suppliers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling the vehicles regardless of the selling price of the vehicle or, under our percentage incentive program, or PIP program, our fees are generally based on a predetermined percentage of the vehicle sales price.  Under the fixed fee program, we generally charge an additional fee for title processing and special preparation.  Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Salvage fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to suppliers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own, and is primarily generated in the UK.

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

In fiscal 2004, we converted all of our North American vehicle remarketing facilities to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real-time virtual action begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

During the second quarter of fiscal 2006, we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group, or MAG, and dispose of or convert the related assets. The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

Acquisitions and New Operations

We have experienced significant growth as we have acquired seventeen vehicle storage facilities and established eight new facilities since the beginning of fiscal 2006. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2008 we acquired three new facilities in the UK, located in Peterlee, Wisbech, and Rochford, and in North America we opened a new facility in London, Ontario.  In fiscal 2007 we acquired seven new facilities in the UK located in Sandy, Sandtoft, Sandwich, Westbury, Chester, Denny, and Wootton, and in North America we opened new facilities in Baltimore, Maryland; Woodburn, Oregon and Punta Gorda, Florida. In fiscal 2006 we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. We believe that these acquisitions and openings strengthen our coverage as we have 135 facilities located in North America and the United Kingdom and are able to provide national coverage for our suppliers.

During the fourth quarter of fiscal 2007, we acquired all the issued share capital of Universal Salvage plc, or Universal, for £2.00 per share (approximately $3.94 based on currency exchange rates on June 14, 2007). Universal, based in the UK and operating exclusively within the UK, is a service provider to the motor insurance and automotive industries. The aggregate acquisition consideration paid by us totaled approximately £60.7 million (approximately $120.0 million based on currency exchange rates on June 14, 2007) and was funded from our available cash resources. We also assumed outstanding indebtedness of Universal totaling approximately £2.3 million ($4.5 million as of June 14, 2007). This acquisition marks our first acquisition outside North America and includes the seven facilities discussed above. In addition, during the first quarter of fiscal 2008, we completed the acquisition of Century Salvage Sales Limited, or Century, a vehicle salvage disposal company with three facilities located in the UK. This acquisition brings our total number of facilities in the UK to ten.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods.  In particular, the UK acquisitions, because of their size and also because the UK operates primarily on the principal model versus the agency model employed in the United States, will have a significant impact on the comparability of revenues and gross margin percentages in future periods.

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

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle remarketing services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which addresses revenue recognition for units of accounting.

The vehicle remarketing services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of our current North American contracts, collecting the proceeds from the buyer. We are not entitled to any such seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

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

Stock-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred: for example, debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial position.

Results of Operations
Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Revenues.  The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

		Percentage of		Percentage of
	2007	Revenue	2006	Revenue
North America	$140,175	76%	$132,121	100%
United Kingdom	43,782	24%	—	—
	$183,957	100%	$132,121	100%

Revenues were approximately $184.0 million during the three months ended October 31, 2007, an increase of approximately $51.8 million, or 39.2% over the three months ended October 31, 2006. Revenue growth from same store sales in North America, those opened before November 1, 2006, was approximately $6.6 million. Revenue growth from new facilities, those opened after November 1, 2006, including facilities in or near Baltimore, Maryland; Woodburn, Oregon; Punta Gorda, Florida and London, Ontario was approximately $1.4 million. Of the increase in revenues $43.8 million was attributable to revenues generated in the UK during the three months ended October 31, 2007 resulting from the recent acquisitions of Universal and Century both of which were not a part of the company in the three months ended October 31, 2006.

Yard Operation Expenses.  Yard operation expenses were approximately $102.2 million during the three months ended October 31, 2007, an increase of approximately $32.0 million, or 45.5%, over the three months ended October 31, 2006. Included in yard expenses is depreciation expense of $7.8 million, an increase of $0.3 million over the three months ended October 31, 2006. Yard operation expenses increased to 55.6% of revenues during the three months ended October 31, 2007, as compared to 53.2% of revenues during the three months ended October 31, 2006. The absolute and percentage increases in yard expenses, excluding depreciation, were attributable to the new UK entities Universal and Century, which contributed $31.8 million in yard operation expenses. Also, the UK operates primarily on a principal basis and has a lower gross margin percentage.

The following sets forth information on gross margin, defined as revenue less yard operation expenses, and gross margin percentage by geographic region (in thousands, except percentages):

	2007		2006
North America	$69,759	49.8%	$61,890	46.8%
United Kingdom	11,981	27.4%	—	—
	$81,740	44.4%	$61,890	46.8%

General and Administrative Expenses.  General and administrative expenses were approximately $25.1 million for the three months ended October 31, 2007, an increase of approximately $10.1 million, or 67.5%, over the three months ended October 31, 2006.  Included in general and administrative expenses is depreciation and amortization of $3.2 million an increase of $1.9 million over the three months ended October 31, 2006. Also included in general and administrative expenses is $1.0 million associated with the modification of certain common stock options for retiring directors and $1.4 million in employee separation expense in the UK. The remaining increase is primarily attributable to the new UK entities Universal and Century. General and administrative expenses increased to 13.7% of revenues during the three months ended October 31, 2007, as compared to 11.4% of revenues during the three months ended October 31, 2006.

Other Income.  Total other income was approximately $3.5 million during the three months ended October 31, 2007, an increase of approximately $2.1 million related to a decrease of $2.2 million in losses from an equity investment in Lanelogic Corporation (“Lanelogic”) which was recorded in the three months ended October 31, 2006. The Company has discontinued recording its share of the losses of Lanelogic because it has no commitment to provide further funding.

Income Taxes.  Our effective combined federal, state and local income tax rates for three months ended October 31, 2007 and 2006 were approximately 37.5% and 37.2%, respectively.

Net Income.  Due to the foregoing factors, we realized net income of approximately $37.6 million for the three months ended October 31, 2007, compared to net income of approximately $30.3 million for the three months ended October 31, 2006.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents combined with short-term investments increased by approximately $48.9 million from July 31, 2007 to October 31, 2007.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of October 31, 2007, we had working capital of approximately $282.4 million, including cash and cash equivalents of approximately $249.9 million. During the course of the year, we invest substantially all of our cash balances in AAA-rated auction rate securities and typically convert a portion of these securities to cash and cash equivalents prior to the end of each quarter. Auction rate securities are principally variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset.  Prior to the end of current quarter we converted all of these securities to cash and cash equivalents.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $1.7 million to $55.7 million during the three months ended October 31, 2007 when compared to the three months ended October 31, 2006, due to the increase in net income which was offset in part due to the timing of routine changes in working capital items.

Investing Activities

During the three months ended October 31, 2007, we sold approximately $257.0 million in short-term investments. These sales were partially offset by the purchase of $154.4 million of short-term investments. Prior to October 31, 2007, the end of the quarter, we converted our entire balance of short-term investments to cash and cash equivalents.

During the three months ended October 31, 2007, we utilized the entire restricted cash amount of $9.1 million for the purchase of Century Salvage. During the three months ended October 31, 2006 we did not acquire any facilities.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $19.9 million and $21.1 million for three months ended October 31, 2007 and 2006, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

Financing Activities

For the three months ended October 31, 2007 and 2006, we generated approximately $13.0 million and $2.2 million, respectively, through the exercise of stock options, including the related excess tax benefit from share based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the three months ended October 31, 2007 and 2006.  The total number of shares repurchased under the program as of October 31, 2007 is approximately 7 million, leaving approximately 22 million available under the repurchase program.

Lease, Purchase and Other Contractual Obligations

The following summarizes our significant contractual obligations and commercial commitments entered into subsequent to July 31, 2007.

On November 19, 2007, we entered into an agreement to acquire an aircraft with a purchase price of approximately $18.7 million. This purchase is expected to close during the quarter ending January 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of October 31, 2007, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.  During the course of the quarter we invested substantially all of our cash balances in AAA-rated auction rate securities, which also bear interest at a variable rate. Due to the average maturity and nature of the Company’s investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash and  cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

Our exposure to foreign currency risks relates to our operations in Canada and the UK. We do not hedge our exposure to the Canadian Dollar or the British Pound. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007 the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. On August 23, 2007, Copart filed: (a) Motion to Dismiss Claims for Improper Venue; (b) Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication; (c) Motion To Dismiss for Lack of Diversity Jurisdiction; (d) Motion to Dismiss Load Out Fee Class Action for Failure to State Claim; and (e) Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction.  The court has the motions under consideration at this time, but no decision has been rendered. We believe the claim is without merit, and are defending the lawsuit vigorously.

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS, Inc.) filed suit against Copart in the Superior Court in the County of New Castle, Delaware.  CARS is seeking $2 million in damages, punitive damages, and prejudgment interest related to allegations that we breached a contract.  At this time, we have only received a courtesy copy of the complaint and have not been formally served.  We believe the claim is without merit, and will defend the lawsuit vigorously.

On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court.  The complaint alleges negligent spoliation of evidence on grounds that we allowed a vehicle in its possession to be destroyed.  Relief sought includes damages, exemplary damages, and prejudgment interest.  At this time, Plaintiff has made a demand through counsel of $50 million.  We have retained counsel to evaluate the plaintiff’s claims and prepare a defense.  However, it is currently too early to know whether the claims have merit.  We intend to defend the lawsuit vigorously.

We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations, and the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

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

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2008, vehicles supplied by our largest supplier accounted for approximately 11% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisitions, because of their size and, also, because the UK operates primarily on the principal model versus the agency model employed in the US, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Further operating on a principal basis will have a negative impact on our future consolidated gross margins.

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

•       acceptance of buyers and sellers of our Internet-based model deploying VB2, a proprietary Internet auction-style sales technology, including in the UK market where we sell salvage vehicles using live auctions at certain locations;

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

Participants in the salvage vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with, a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 27% of our common stock as of October 31, 2007. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of Common Shares repurchased under our publicly announced program since the beginning of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2008
First Quarter	—	—	—	—
Fiscal 2007
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	2,995,405	$29.91	7,033,705	21,966,295

ITEM 6. EXHIBITS

(a)                                 Exhibits

31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: December 7, 2007