Form 10-Q
period 2008-01-31
COPART INC
filed 2008-03-11
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

YES     ☐     NO     ☒

Number of shares of Common Stock outstanding as of March 10, 2008: 88,199,381

Copart, Inc.

Index to the Quarterly Report

January 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	January 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$173,225	$98,365
Short-term investments	—	102,625
Accounts receivable, net	137,286	109,895
Vehicle pooling costs	35,231	28,842
Inventories	7,356	5,999
Income taxes receivable	1,700	3,208
Prepaid expenses and other assets	6,820	5,518
Total current assets	361,618	354,452
Restricted cash and investments	—	9,148
Property and equipment, net	459,321	420,664
Intangibles, net	26,353	27,442
Goodwill	165,976	161,645
Deferred income taxes	12,120	7,785
Land purchase options and other assets	27,515	24,208
Total assets	$1,052,903	$1,005,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$90,934	$85,082
Deferred revenue	16,033	13,897
Income taxes payable	3,010	3,930
Deferred income taxes	2,575	3,219
Other current liabilities	462	474
Total current liabilities	113,014	106,602
Deferred income taxes	13,554	13,998
Other liabilities	4,492	3,878
Total liabilities	131,060	124,478
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 88,169 and 88,334 shares issued and outstanding at January 31, 2008 and July 31, 2007, respectively	183,937	206,126
Accumulated other comprehensive income	1,600	4,447
Retained earnings	736,306	670,293
Total shareholders’ equity	921,843	880,866
Total liabilities and shareholders’ equity	$1,052,903	$1,005,344

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2008	2007	2008	2007
Revenues	$173,459	$128,925	$357,416	$261,046

Operating costs and expenses:
Yard operations	104,851	68,536	210,415	138,767
General and administrative	21,373	15,225	43,138	30,223
Total operating expenses	126,224	83,761	253,553	168,990
Operating income	47,235	45,164	103,863	92,056
Other income (expense):
Interest income, net	2,472	3,283	5,216	6,310
Other income	882	245	1,677	895
Equity in losses of unconsolidated investment	—	—	—	(2,216)
Total other income	3,354	3,528	6,893	4,989
Income before income taxes	50,589	48,692	110,756	97,045
Income taxes	18,563	18,300	41,120	36,310
Net income	$32,026	$30,392	$69,636	$60,735

Earnings per share-basic
Basic net income per share	$0.36	$0.33	$0.79	$0.67
Weighted average common shares outstanding	88,802	90,752	88,684	90,625

Earnings per share-diluted
Diluted net income per share	$0.35	$0.32	$0.76	$0.65
Weighted average common shares and dilutive potential common shares outstanding	91,333	93,682	91,261	93,523

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income	$69,636	$60,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,086	17,539
Allowance for doubtful accounts	92	(249)
Deferred rent	89	101
Share-based compensation	3,569	1,685
(Gain)/loss on sale of property and equipment	(241)	416
Deferred income taxes	(3,791)	(2,014)
Equity in loss of unconsolidated entity	—	2,216
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(26,447)	(11,965)
Vehicle pooling costs	(6,220)	(1,976)
Inventory	(1,257)	(47)
Prepaid expenses and other current assets	(1,325)	931
Land purchase options and other assets	(3,346)	147
Accounts payable and accrued liabilities	4,942	(1,984)
Deferred revenue	2,135	(645)
Income taxes receivable	1,506	690
Income taxes payable	(6,933)	(3,966)
Net cash provided by operating activities	54,495	61,614

Cash flows from investing activities:
Purchases of short-term investments	(154,360)	(428,055)
Sales of short-term investments	256,985	380,895
Release of restricted cash and investments	9,148	—
Purchases of property and equipment	(58,261)	(37,355)
Proceeds from sale of property and equipment	2,845	5,826
Purchase of assets and liabilities in connection with acquisition, net of cash acquired	(9,885)	—
Net cash provided by (used in) investing activities	46,472	(78,689)

Cash flows from financing activities:
Proceeds from the exercise of stock options	8,492	9,275
Proceeds from the issuance of Employee Stock Purchase Plan shares	792	779
Repurchases of common stock	(40,948)	—
Excess tax benefit from share-based payment arrangements	5,905	4,409
Net cash (used in) provided by financing activities	(25,759)	14,463

Effect of foreign currency translation	(348)	75

Net increase (decrease) in cash and cash equivalents	74,860	(2,537)

Cash and cash equivalents at beginning of period	98,365	126,590
Cash and cash equivalents at end of period	$173,225	$124,053

Supplemental disclosure of cash flow information:
Income taxes paid	$45,150	$37,192

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

January 31, 2008

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2008 and July 31, 2007, and its consolidated statements of income for the three and six month periods ended January 31, 2008 and January 31, 2007 and its consolidated statements of cash flows for the six month periods ended January 31, 2008 and January 31, 2007. Interim results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2008. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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

Foreign Currency Translation

The Canadian Dollar and the British Pound are the functional currencies of the Company’s foreign subsidiaries, Copart Canada and Copart UK, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

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

NOTE 3 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	88,802	90,752	88,684	90,625

Effect of dilutive securities - stock options	2,531	2,930	2,577	2,898

Diluted weighted average shares outstanding	91,333	93,682	91,261	93,523

Options to purchase 40,000 shares of common stock at a weighted average price of $40.44 per share were outstanding during the three months ended January 31, 2008 (none during the three months ended January 31, 2007), and options to purchase 40,000 and 110,000 shares of common stock at a weighted average price of $40.44 and $29.76 were outstanding during the six months ended January 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods.

NOTE 4 — Short-term Investments

Short-term investments consist primarily of AAA-rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. As of January 31, 2008 the Company had no short-term investments.

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

Short-term investments consist of the following (in thousands):

	January 31, 2008	July 31, 2007
Available-for-sale securities:
Auction rate securities	$—	$102,625
Total short-term investments	$—	$102,625

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2008	July 31, 2007
Amortized intangibles:
Covenants not to compete	$10,071	$10,071
Supply contracts	23,699	21,889
Tradename	3,120	2,964
Software	1,643	1,780
Licenses and databases	334	318
Accumulated amortization	(12,514)	(9,580)
Net intangibles	$26,353	$27,442

Aggregate amortization expense on amortizable intangible assets was $1.8 million and $0.2 million for the three months ended January 31, 2008 and 2007, respectively and $3.7 million and $0.4 million for the six months ended January 31, 2008 and 2007, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2007	$161,645
Goodwill recorded during the period	5,584
Effect of foreign currency exchange rates	(1,253)
Balance as of January 31, 2008	$165,976

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three- and six-month periods ended January 31, 2008 and January 31, 2007 include compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2007	5,230	$13.21
Grants of options	1,070	$34.34
Exercises	(746)	$10.72
Forfeitures or expirations	(36)	$20.13

Outstanding at January 31, 2008	5,518	$17.60	5.26	$128,476

Exercisable at January 31, 2008	3,673	$11.67	3.52	$107,298

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 5,478,418 options that were in-the-money at January 31, 2008.

The Company recorded approximately $3.6 million of share-based compensation expense during the six months ended January 31, 2008.

In September 2007, James Grosfeld and Harold Blumenstein, who served as members of the Company’s board of directors since 1993 and 1994, respectively, resigned as members to pursue other business and personal interests. In connection with their resignations, the board of directors exercised its discretion pursuant to the terms of the 2001 Stock Option Plan to accelerate the vesting of all unvested shares of the Company’s common stock subject to options held by Mr. Grosfeld and Mr. Blumenstein. As of September 6, 2007, Mr. Grosfeld and Mr. Blumenstein each held options to acquire 86,000 shares of common stock, of which 14,316 for each were unvested. In addition, the board approved amendments to outstanding option agreements with Mr. Grosfeld and Mr. Blumenstein to extend the period in which they will be able to exercise their options following their resignation until the earlier of September 14, 2012 or the date the option would otherwise have terminated by its terms assuming they had continued to serve as members of the board of directors.  As a result of the amendment to the outstanding option agreements, the Company recognized a share-based compensation expense of approximately $1.0 million during the quarter ended October 31, 2007.

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s board of directors approved a 20 million share increase in the Company’s stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company repurchased approximately 983,000 shares at a weighted average price of $41.67 during the six months ended January 31, 2008 and did not repurchase any shares during the six months ended January 31, 2007.  The total number of shares repurchased under the program as of January 31, 2008 was approximately 8 million leaving approximately 21 million available under the repurchase program.

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

The following geographic data is provided in accordance with SFAS No. 131. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
United States	$136,417	$128,028	$275,318	$259,229
Canada	1,227	897	2,501	1,817
North America	137,644	128,925	277,819	261,046
United Kingdom	35,815	—	79,597	—
	$173,459	$128,925	$357,416	$261,046

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	January 31
	2008	2007
United States	$544,325	$491,576
Canada	5,805	4,829
North America	550,130	496,405
United Kingdom	141,155	—
	$691,285	$496,405

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net income, as reported	$32,026	$30,392	$69,636	$60,735
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	(6,981)	427	(2,847)	(68)
Total other comprehensive income	$25,045	$30,819	$66,789	$60,667

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred: for example, debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141R”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.  In the event of an acquisition, the Company will need to evaluate whether or not SFAS No. 141R will have a material impact on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which provides guidance on the presentation of minority interest in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interest be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe SFAS No. 160 will have a material impact on its consolidated results of operations and financial position.

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

On February 15, 2008 the Company exercised its option to purchase land that was leased from the Estate of James P. Meeks, the deceased father of James E. Meeks who is the former Executive Vice President and Chief Operating Officer and current Board member of the Company.  The purchase price was established through two appraisals and the transaction was approved by the Audit Committee of our Board of Directors.

NOTE 12 — Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin in the State Court of the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. The Company’s motion for summary judgment was heard on January 31, 2007 and was denied. Subsequent thereto, the parties agreed to settle the case without any admission of liability or wrongdoing and a dismissal with prejudice was filed on January 23, 2008.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007 the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. On August 23, 2007, the Company filed: (a) Motion to Dismiss Claims for Improper Venue; (b) Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication; (c) Motion To Dismiss for Lack of Diversity Jurisdiction; (d) Motion to Dismiss Load Out Fee Class Action for Failure to State Claim; and (e) Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction.  On February 22, 2008, the court granted the motions to dismiss with regard to all claims, leaving only the anti-trust claim pending.  The Company believes the remaining antitrust claim is without merit, and is defending the lawsuit vigorously.

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS, Inc.) filed suit against Copart in the Superior Court in the County of New Castle, Delaware.  CARS is seeking $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation.  The Company believes the claim is without merit, and is defending the lawsuit vigorously.

On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court.  The complaint alleges breach of contract and negligent spoliation of evidence on grounds that the Company allowed a vehicle in its possession to be destroyed.  Relief sought includes damages, exemplary damages and prejudgment interest.  At this time, Plaintiff has made a demand through counsel of $50 million.  The Company believes the Plaintiff’s spoliation lawsuit against the Company is without merit and intends to defend the lawsuit vigorously.

On April 18, 2007 Heather Trafton, as Personal Representative of the Estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Start Auto and Copart in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida.  Plaintiff alleges Manuel Vega, a driver for independent tow company Carlos Sigas, caused the death of decedent, motorcyclist Larry Trafton, because Vega ran a red light and collided with Trafton at an intersection. Although neither Sigas nor Vega are employees of the Company, Plaintiff alleges the Company is responsible for the wrongful death of Trafton. On or about February 6, 2008, the Company received Plaintiff’s initial monetary demand in the amount of $6 million. The Company believes the claim is without merit and is defending the lawsuit vigorously.

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

As of January 31, 2008, there has been no material change to the amount of unrecognized tax benefits. The Company does not anticipate that the total gross unrecognized tax benefit will change significantly by the end of fiscal year 2008.

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

The Company has not provided U.S. federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart UK, because it plans to permanently reinvest the earnings of its foreign operations as of January 31, 2008. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

On December 20, 2007 we were notified that the Internal Revenue Service will examine our U. S. Corporation Income Tax Return, Form 1120 for the tax period ending July 31, 2006.

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

NOTE 15 — Reclassifications

                The Company has determined that in the first quarter of fiscal 2008, it included $3.0 million in general and administrative costs and $.4 million in general and administrative depreciation from our UK operations that, in order to be consistent with US classification, should have been reflected in yard operations. The reclassifications of these costs, which have no affect on the current quarter, are reflected in the year to date results.

NOTE 16 — Subsequent Events

On February 14, 2008 the Company entered into a definitive agreement to acquire all the outstanding shares of Simpson Bros (York) Holdings Limited, a United Kingdom LLC which operates one location in York, England.  Simpson’s primary business activity was the dismantling of automobiles and the sales of salvaged auto parts.  The Company expects this transaction to close by April 4, 2008. The purchase price is not considered to be material to the balance sheet of the Company.

On February 29, 2008, the Company purchased the assets and business of AG Watson Auto Salvage & Motors Spares (Scotland) Limited which operates two salvage locations in Scotland and two salvage locations in northern England. The purchase price is not considered to be material to the balance sheet of the Company.

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“the Credit Agreement”) providing for a $200 million revolving credit facility (“the Credit Facility”), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the “Maturity Date”), with annual reductions in availability of $25 million on each of the first three anniversaries.  Amounts borrowed under the Credit Facility may be repaid and reborrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus .5% to .875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed in Part I, Item 1A. -”Risk Factors” beginning on page 24 of this Quarterly Report on Form 10-Q and those discussed elsewhere in this Quarterly Report on Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”).  The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC.  The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Overview

We provide vehicle suppliers, primarily insurance companies, with a full range of remarketing services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation, or VB2, Internet auction-style sales technology. In the United Kingdom, or UK, we sell salvage vehicles through a combination of live auctions and Internet bidding. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters. Salvage vehicles are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle suppliers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle suppliers and vehicle buyers as well as related fees for services such as towing and storage.  In the UK, we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account to buyers through a combination of live auctions and Internet sales.

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

In fiscal 2004, we converted all of our North American vehicle remarketing facilities to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real-time virtual auction begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

Acquisitions and New Operations

We have experienced significant growth as we have acquired seventeen vehicle storage facilities and established ten new facilities since the beginning of fiscal 2006. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2008 we acquired three new facilities in the UK located in Peterlee, Wisbech, and Rochford, and in North America we opened new facilities in London, Ontario, Windsor, New Jersey and Walton Kentucky.  In fiscal 2007 we acquired seven new facilities in the UK located in Sandy, Sandtoft, Sandwich, Westbury, Chester, Denny, and Wootton, and in North America we opened new facilities in Baltimore, Maryland, Woodburn, Oregon and Punta Gorda, Florida. In fiscal 2006 we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. We believe that these acquisitions and openings strengthen our coverage as we have 137 facilities located in North America and the United Kingdom and are able to provide national coverage for our suppliers.

During the fourth quarter of fiscal 2007, we acquired all the issued share capital of Universal Salvage plc, or Universal, for £2.00 per share (approximately $3.94 based on currency exchange rates on June 14, 2007). Universal, based in the UK and operating exclusively within the UK, is a service provider to the motor insurance and automotive industries. The aggregate acquisition consideration paid by us totaled approximately £60.7 million (approximately $120.0 million based on currency exchange rates on June 14, 2007) and was funded from our available cash resources. We also assumed outstanding indebtedness of Universal totaling approximately £2.3 million ($4.5 million as of June 14, 2007). This acquisition marked our first acquisition outside North America and included the seven facilities discussed above. In addition, during the first quarter of fiscal 2008, we completed the acquisition of Century Salvage Sales Limited, or Century, a vehicle salvage disposal company with three facilities located in the UK.

On February 14, 2008 we entered into a definitive agreement to acquire all the outstanding shares of Simpson Bros (York) Holdings Limited, a United Kingdom LLC which operates one location in York, England.  Simpson’s primary business activity was the dismantling of automobiles and the sales of salvaged auto parts. We expect this transaction to close by April 4, 2008. The purchase price is not considered to be material to our balance sheet.

On February 29, 2008 we purchased the assets and business of AG Watson Auto Salvage & Motors Spares (Scotland) Limited which operates two salvage locations in Scotland and two salvage locations in northern England. The purchase price is not considered to be material to our balance sheet.

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

We evaluate the realizability of our deferred tax assets on an ongoing basis. US generally accepted accounting principles require the assessment of our performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Our ability to realize deferred tax assets is dependent on the Company’s ability to generate future taxable income. Accordingly, we have established a valuation allowance when, in certain taxable jurisdictions, the utilization of the tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

Long-lived Asset Valuation, including Intangible Assets

We evaluate long-lived assets, including property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use of the asset. If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset.

Stock-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

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

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact on our consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141R”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.  In the event of an acquisition, we will need to evaluate whether or not SFAS No. 141R will have a material impact on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which provides guidance on the presentation of minority interest in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interest be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We do not believe SFAS No. 160 will have a material impact on our consolidated results of operations and financial position.

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Revenues.  The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

		Percentage of		Percentage of
	2008	Revenue	2007	Revenue
North America	$137,644	79%	$128,925	100%
United Kingdom	35,815	21%	—	—
	$173,459	100%	$128,925	100%

Revenues were approximately $173.5 million during the three months ended January 31, 2008, an increase of approximately $44.5 million, or 34.5% over the three months ended January 31, 2007. Revenue growth from same store sales in North America, those opened before February 1, 2007, was approximately $8.1 million. Revenue growth from new facilities, those opened after February 1, 2007, including facilities in or near Punta Gorda, Florida; London, Ontario; Windsor, New Jersey; and Walton, Kentucky was approximately $0.6 million. Of the increase in revenues $35.8 million was attributable to revenues generated in the UK during the three months ended January 31, 2008 resulting from the recent acquisitions of Universal and Century both of which were not a part of the company in the three months ended January 31, 2007.  Revenue in the UK was adversely affected by the acceptance of certain buyer credit card payments later determined to be fraudulent.  The result was a reduction in revenue of $0.9 million for fraudulent credit payments accepted for cars sold for our own account. We are in the process of implementing additional security technologies to mitigate the risk of credit fraud going forward. We introduced VB2 in the UK during the quarter and accepted credit card payments consistent with the prior practice in the UK. We have historically not accepted credit car payments in North America. The fraud in the UK was discovered after the end of the quarter and losses after discovery have been mitigated.

Yard Operation Expenses.  Yard operation expenses were approximately $104.9 million during the three months ended January 31, 2008, an increase of approximately $36.3 million, or 53.0%, over the three months ended January 31, 2007. Included in yard operation expenses is depreciation expense of $7.8 million, a decrease of $0.08 million over the three months ended January 31, 2007. Yard operation expenses increased to 60.4% of revenues during the three months ended January 31, 2008, as compared to 53.2% of revenues during the three months ended January 31, 2007. The absolute and percentage increases in yard operation expenses, excluding depreciation, were attributable to the new UK entities Universal and Century which contributed $35.4 million in yard operation expenses and included i) the costs of purchased cars of $23.0 million, ii) other cost associated with the integration estimated to be approximately $1.7 million primarily for temporary labor and contract hauling, iii) a charge of $0.6 million for the acceptance of fraudulent buyer credit card payments for cars sold on behalf of our suppliers, and iv) direct incremental costs associated with integrating our UK operations estimated to be $0.5 million primarily for travel and lodging for approximately 100 individuals who traveled to the UK to help staff and support the UK integration. Finally, the UK operates primarily on a principal basis, buying and reselling cars for our own account, which leads to a lower gross margin percentage.

The following sets forth information on gross margin, defined as revenue less yard operation expenses, and gross margin percentage of revenue by geographic region (in thousands, except percentages):

		Gross		Gross
	2008	Margin Percentage	2007	Margin Percentage
North America	$68,174	50%	$60,389	47%
United Kingdom	434	1%	—	—
	$68,608	40%	$60,389	47%

General and Administrative Expenses.  General and administrative expenses were approximately $21.4 million for the three months ended January 31, 2008, an increase of approximately $6.1 million, or 40.4%, over the three months ended January 31, 2007.  Included in general and administrative expenses is depreciation and amortization of $3.0 million an increase of $1.7 million over the three months ended January 31, 2007. The increase is primarily attributable to the new UK entities Universal and Century. General and administrative expenses increased to 12.3% of revenues during the three months ended January 31, 2008, as compared to 11.8% of revenues during the three months ended January 31, 2007.

Other Income.  Total other income was approximately $3.4 million during the three months ended January 31, 2008, a decrease of approximately $0.2 million. The decrease is due primarily to a $0.8 million decrease in interest income due to a lower average cash balance and lower interest rates. This was offset by other income of approximately $0.6 million, consisting primarily of rental income and a gain on the sale of non-fleet assets.

Income Taxes.  Our effective combined federal, state and local income tax rates for three months ended January 31, 2008 and 2007 were approximately 36.7% and 37.6%, respectively.

Net Income.  Net income was $32.0 million and  $30.4 million and net income as a percentage of revenue was 18.5% and 23.6% for the three months ended January 31, 2008 and 2007, respectively.  The decline in net income percentage is a result of the consolidation of our UK acquisitions that operate primarily on a principal basis purchasing cars outright and reselling them for our own account.  Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations.  In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee.  Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

Six Months Ended January 31, 2008 Compared to Six Months Ended January 31, 2007

Revenues.  The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

		Percentage of		Percentage of
	2008	Revenue	2007	Revenue
North America	$277,819	78%	$261,046	100%
United Kingdom	79,597	22%	—	—
	$357,416	100%	$261,046	100%

Revenues were approximately $357.4 million during the six months ended January 31, 2008, an increase of approximately $96.4 million, or 36.9% over the six months ended January 31, 2007. Revenue growth from same store sales in North America, those opened before February 1, 2007, was approximately $14.7 million. Revenue growth from new facilities, those opened after February 1, 2007, including facilities in or near Punta Gorda, Florida; London, Ontario; Windsor, New Jersey; and Walton, Kentucky was approximately $2.1 million. Of the increase in revenues $79.6 million was attributable to revenues generated in the UK during the six months ended January 31, 2008 resulting from the recent acquisitions of Universal and Century, both of which were not a part of the company in the six months ended January 31, 2007.

Yard Operation Expenses.  Yard operation expenses were approximately $210.4 million during the six months ended January 31, 2008, an increase of approximately $71.6 million, or 51.6%, over the six months ended January 31, 2007. Included in yard operation expenses is depreciation expense of $15.9 million, an increase of $0.6 million over the six months ended January 31, 2007. Yard operation expenses increased to 58.9% of revenues during the six months ended January 31, 2008, as compared to 53.2% of revenues during the six months ended January 31, 2007. The absolute and percentage increases in yard operation expenses, excluding depreciation, were attributable to the new UK entities Universal and Century, which contributed $70.5 million in yard operation expenses and included i) the cost of purchased cars of $48.3 million, ii) other cost associated with the integration estimated to be approximately $1.7 million primarily for temporary labor and contract hauling, iii) a charge of $0.6 million for the acceptance of fraudulent buyer credit card payments for cars sold on behalf of our suppliers, and iv) direct incremental costs associated with integrating our UK operations estimated to be $0.5 million primarily for travel and lodging for approximately 100 individuals who traveled to the UK to help staff and support the UK integration.  Finally, the UK operates primarily on a principal basis, buying and reselling cars for our own account, which leads to a lower gross margin percentage.

The following sets forth information on gross margin, defined as revenue less yard operation expenses, and gross margin percentage of revenue by geographic region (in thousands, except percentages):

		Gross		Gross
	2008	Margin Percentage	2007	Margin Percentage
North America	$137,934	50%	$122,279	47%
United Kingdom	9,067	11%	—	—
	$147,001	41%	$122,279	47%

General and Administrative Expenses.  General and administrative expenses were approximately $43.1 million for the six months ended January 31, 2008, an increase of approximately $12.9 million, or 42.7%, over the six months ended January 31, 2007.  Included in general and administrative expenses is depreciation and amortization of $5.8 million an increase of $3.3 million over the six months ended January 31, 2007. The increase is primarily attributable to the new UK entities Universal and Century. General and administrative expenses increased to 12.1% of revenues during the six months ended January 31, 2008, as compared to 11.6% of revenues during the six months ended January 31, 2007.

Other Income.  Total other income was approximately $6.9 million during the six months ended January 31, 2008, an increase of approximately $1.9 million related to a decrease of $2.2 million in losses from an equity investment in Lanelogic Corporation (“Lanelogic”) which was recorded in the three months ended October 31, 2006. The Company has discontinued recording its share of the losses of Lanelogic because it has no commitment to provide further funding. Interest income decreased by $1.1 million due to a lower average cash balance and lower interest rates. This was offset by other income of approximately $0.8 million consisting primarily of rental income and gain on the sale of non-fleet assets.

Income Taxes.  Our effective combined federal, state and local income tax rates for the six months ended January 31, 2008 and 2007 were approximately 37.1% and 37.4%, respectively.

Net Income.  Net income was $69.6 million and $60.7 million and net income as a percentage of revenue was 19.5% and 23.3% for the six months ended January 31, 2008 and 2007, respectively.  The decline in net income percentage is a result of the consolidation of our UK acquisitions that operates primarily on a principal basis purchasing cars outright and reselling them for our own account.  Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations.  In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee.  Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents combined with short-term investments decreased by approximately $27.8 million from July 31, 2007 to January 31, 2008.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of January 31, 2008, we had working capital of approximately $248.6 million, including cash and cash equivalents of approximately $173.2 million. Cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.  We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities decreased by approximately $7.1 million to $54.5 million during the six months ended January 31, 2008 when compared to the six months ended January 31, 2007. The decrease is due to the normal seasonable growth in accounts receivable, inventory and vehicle pooling costs, offset by increased net income.

Investing Activities

During the six months ended January 31, 2008, we sold approximately $257.0 million in short-term investments, consisting principally of auction rate securities. These sales were partially offset by the purchase of $154.4 million of short-term investments. Prior to October 31, 2007, the end of the first quarter of fiscal 2008, we converted our entire balance of short-term investments to cash and cash equivalents.

During the six months ended January 31, 2008, we utilized the entire restricted cash amount of $9.1 million for the purchase of Century Salvage. During the three months ended January 31, 2008, we did not acquire any facilities.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $58.3 million and $37.4 million for the six months ended January 31, 2008 and 2007, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities in order to handle increased volume and standardize the appearance of existing locations.

Financing Activities

For the six months ended January 31, 2008 and 2007, we generated approximately $15.2 million and $14.5 million, respectively, through the exercise of stock options, including the related excess tax benefit from share based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We repurchased approximately 983,000 shares at a weighted average price of $41.67 during the three months ended January 31, 2008 and did not repurchase any shares during the three months ended January 31, 2007.  The total number of shares repurchased under the program as of January 31, 2008 is approximately 8 million, leaving approximately 21 million available under the repurchase program.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (“the Credit Agreement”) providing for a $200 million revolving credit facility (“the Credit Facility”), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the “Maturity Date”), with annual reductions in availability of $25 million on each of the first three anniversaries.  Amounts borrowed under the Credit Facility may be repaid and reborrowed until the Maturity Date and bear interest, at our option, at either Eurocurrency Rate plus .5% to .875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries.

Lease, Purchase and Other Contractual Obligations

There were no material changes in the Company’s lease, purchase and other contractual obligations during the three months ended January 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of January 31, 2008, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.  As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

On September 16, 2005, Richard M. Gray filed suit against Copart of Connecticut, Inc. and A. Safrin in the State Court of the County of Chatham, State of Georgia, alleging a class action for unreasonable amounts claimed for storage liens by the Company, and related claims. Relief sought includes class certification, damages, fees, costs and expenses. Our motion for summary judgment was heard on January 31, 2007 and was denied. Subsequent thereto, the parties agreed to settle the case without any admission of liability or wrongdoing and a dismissal with prejudice was filed on January 23, 2008.

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On January 5, 2007 the Magistrate required FCS to amend its complaint. A First Amended Complaint was rejected, and a Second Amended Complaint was submitted February 16, 2007, in which FCS abandoned its unfair trade practices claims, and now relies simply on breach of contract claims. On August 23, 2007, Copart filed: (a) Motion to Dismiss Claims for Improper Venue; (b) Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication; (c) Motion To Dismiss for Lack of Diversity Jurisdiction; (d) Motion to Dismiss Load Out Fee Class Action for Failure to State Claim; and (e) Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction.  On February 22, 2008 the court granted the motions to dismiss with regard to all claims, leaving only the anti-trust claim pending. We believe the remaining antitrust claim is without merit, and are defending the lawsuit vigorously.

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS, Inc.) filed suit against Copart in the Superior Court in the County of New Castle, Delaware.  CARS is seeking $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation.  We believe the claim is without merit, and are defending the lawsuit vigorously.

On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court.  The complaint alleges breach of contract and negligent spoliation of evidence on grounds that we allowed a vehicle in its possession to be destroyed.  Relief sought includes damages, exemplary damages, and prejudgment interest.  At this time, Plaintiff has made a demand through counsel of $50 million. We believe the spoliation lawsuit is without merit and we intend to defend the lawsuit vigorously.

On April 18, 2007 Heather Trafton, as Personal Representative of the Estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Start Auto and Copart in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida.  Plaintiff alleges Manuel Vega, a driver for independent tow company Carlos Sigas, caused the death of decedent, motorcyclist Larry Trafton, because Vega ran a red light and collided with Trafton at an intersection. Although neither Sigas nor Vega are employees of the Company, Plaintiff alleges that we are responsible for the wrongful death of Trafton. On or about February 6, 2008, we received Plaintiff’s initial monetary demand in the amount of $6 million. We believe the claim is without merit and are defending the lawsuit vigorously.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

We depend on a limited number of major suppliers of salvage vehicles. The loss of one or more of these major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the second quarter of fiscal 2008, vehicles supplied by our largest supplier accounted for approximately 11% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our recent aquisitions in the UK will expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the United Kingdom or Europe or seek to establish new yards or facilities to complement the acquired companies’ operations. We have no prior experience operating outside North America, and any failure to integrate these recently acquired companies or future UK or European acquisitions into our operations successfully could have an adverse effect on our financial position, results of operations or cash flows.

During fiscal 2007, we announced the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we announced the acquisition of Century Salvage Sales Limited, or Century, Simpson Bros (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited all within the UK. We may continue to acquire additional companies or operations in the UK or Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets. We have no experience operating our business outside North America, which presents numerous strategic, operating, and financial risks to us.

Our recent acquisitions in the UK and continued expansion of our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. For example, in the second quarter of fiscal 2008, we experienced losses associated with credit card fraud in the UK. Although historical practice in the UK market has been to accept credit cards, we have not accepted them in North America and will need to enhance our security systems to reduce the risk of credit card fraud. In addition, our operating expenses were adversely affected in the second quarter by incremental integration expenses. We have and may continue to incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we have or intend to eventually deploy our VB2 vehicle remarketing technologies at all of our operations in the UK, where appropriate, and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisitions, because of their size and, also, because the UK operates primarily on the principal model versus the agency model employed in North America, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Continued operations on a principal basis will have a negative impact on our future consolidated gross margins, and exposes us to inventory risks including:

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

•       Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the Netherlands and Europe, but we cannot provide any assurances that the patents will actually be issued, or if issued that the patents would not later be found to be unenforceable or invalid.

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

Capacity at our salvage yards varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. As discussed below, Hurricanes Katrina and Rita had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent salvage yards in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other suppliers of salvage vehicles, which could have an adverse effect on our operating results.

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

Implementation of VB2 in our salvage operations has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include a patent for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock as of January 31, 2008. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of its common stock purchased by the Company during the three months ended January 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
November 1, 2007, through November 30, 2007	—	—	—	—
December 1, 2007, through December 31, 2007	295,455	$42.00	295,455	21,670,840
January 1, 2008 through January 31, 2008	687,200	$41.53	687,200	20,983,640
Total	982,655	$41.67	982,655	20,983,640

In October 2007, the Company’s board of directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares. The Company’s stock repurchase program is more fully described above under Note 7 in the “Note to Consolidated Financial Statements,” and the disclosures made in Note 7 are incorporated herein by reference.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ADDED TO CURRENT QUARTER

(a)           The Annual Meeting of Shareholders of the Company was held on December 6, 2007 (the “Meeting”).

(b)           The following directors were elected at the Meeting:

Willis J. Johnson
A. Jayson Adair
James E. Meeks
Steven D. Cohan
Daniel J. Englander
Barry Rosenstein
Thomas W. Smith

(c)           The results of the vote on the matters voted upon at the Meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	77,958,430	2,009,191
	A. Jayson Adair	76,957,463	3,010,158
	James E. Meeks	71,395,874	8,571,747
	Steven D. Cohan	78,822,304	1,145,317
	Daniel J. Englander	73,923,976	6,043,645
	Barry Rosenstein	79,627,182	340,439
	Thomas W. Smith	78,790,479	1,177,142

(ii)	Approval of the 2007 Equity Incentive Plan:

For	Against	Abstained	Broker non-Vote

64,184,946	6,728,399	70,348	8,983,928

(iii)	Ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year ending July 31, 2008:

For	Against	Abstained	Broker non-Vote

79,779,707	128,532	59,382	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated November 13, 2007 relating to the Meeting.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Copart Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-23255) filed on December 12, 2007)

	10.2	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-23255) filed on December 12, 2007)

	10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 000-23255) filed on December 12, 2007)

	10.4	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 000-23255) filed on December 12, 2007)

	10.5	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 of Form 8-K (File No. 000-23255) filed on December 12, 2007)

	31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: March 11, 2008