Form 10-Q
period 2008-04-30
COPART INC
filed 2008-06-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2008

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

YES     ☒     NO     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐     NO     ☒

Number of shares of Common Stock outstanding as of June 6, 2008: 86,056,010

Copart, Inc.

Index to the Quarterly Report

April 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	April 30, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$96,345	$98,365
Short-term investments	—	102,625
Accounts receivable, net	129,526	109,895
Vehicle pooling costs	32,103	28,842
Inventories	6,851	5,999
Income taxes receivable	—	3,208
Prepaid expenses and other assets	6,696	5,518
Total current assets	271,521	354,452
Restricted cash and investments	—	9,148
Property and equipment, net	498,248	420,664
Intangibles, net	23,470	27,442
Goodwill	173,907	161,645
Deferred income taxes	14,166	7,785
Land purchase options and other assets	26,949	24,208
Total assets	$1,008,261	$1,005,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$99,207	$85,082
Deferred revenue	15,457	13,897
Income taxes payable	12,112	3,930
Deferred income taxes	2,134	3,219
Other current liabilities	—	474
Total current liabilities	128,910	106,602
Deferred income taxes	12,688	13,998
Other liabilities	4,013	3,878
Total liabilities	145,611	124,478
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 85,443 and 88,334 shares issued and outstanding at April 30, 2008 and July 31, 2007, respectively	78,794	206,126
Accumulated other comprehensive income	1,074	4,447
Retained earnings	782,782	670,293
Total shareholders’ equity	862,650	880,866
Total liabilities and shareholders’ equity	$1,008,261	$1,005,344

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Revenues	$221,150	$145,652	$578,566	$406,698

Operating costs and expenses:
Yard operations	132,984	72,665	343,400	211,433
General and administrative	19,482	15,758	62,621	45,980
Total operating expenses	152,466	88,423	406,021	257,413
Operating income	68,684	57,229	172,545	149,285
Other income (expense):
Interest income, net	1,377	3,540	6,592	9,850
Other income	813	1,256	2,491	2,152
Equity in losses of unconsolidated investment	—	—	—	(2,216)
Total other income	2,190	4,796	9,083	9,786
Income before income taxes	70,874	62,025	181,628	159,071
Income taxes	24,397	23,158	65,517	59,468
Net income	$46,477	$38,867	$116,111	$99,603

Earnings per share-basic
Basic net income per share	$0.53	$0.43	$1.32	$1.10
Weighted average common shares outstanding	87,119	91,271	88,159	90,836

Earnings per share-diluted
Diluted net income per share	$0.52	$0.41	$1.28	$1.06
Weighted average common shares and dilutive potential common shares outstanding	89,707	93,785	90,835	93,634

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$116,111	$99,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,756	26,760
Allowance for doubtful accounts	120	401
Deferred rent	(389)	133
Share-based compensation	5,054	2,595
Loss on sale of property and equipment	671	60
Deferred income taxes	(6,374)	(6,944)
Equity in loss of unconsolidated entity	—	2,216
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,669)	(6,136)
Vehicle pooling costs	(2,100)	1,271
Inventories	328	—
Prepaid expenses and other current assets	(1,035)	526
Land purchase options and other assets	(2,850)	(263)
Accounts payable and accrued liabilities	10,946	2,197
Deferred revenue	1,558	(1,030)
Income taxes receivable	3,204	—
Income taxes payable	116	5,876
Net cash provided by operating activities	140,447	127,265

Cash flows from investing activities:
Purchases of short-term investments	(154,360)	(694,320)
Sales of short-term investments	256,985	714,710
Purchases of restricted cash and investments	—	(127,900)
Release of restricted cash and investments	9,148	—
Purchases of property and equipment	(86,929)	(59,159)
Proceeds from sale of property and equipment	3,337	16,659
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	(37,897)	—
Net cash used in investing activities	(9,716)	(150,010)

Cash flows from financing activities:
Proceeds from the exercise of stock options	9,452	10,694
Proceeds from the issuance of Employee Stock Purchase Plan shares	792	779
Repurchases of common stock	(148,702)	—
Excess tax benefit from share-based payment arrangements	6,071	5,036
Net cash (used in) provided by financing activities	(132,387)	16,509

Effect of foreign currency translation	(364)	425

Net decrease in cash and cash equivalents	(2,020)	(5,811)

Cash and cash equivalents at beginning of period	98,365	126,590
Cash and cash equivalents at end of period	$96,345	$120,779

Supplemental disclosure of cash flow information:
Income taxes paid	$63,241	$55,501

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

April 30, 2008

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2008 and July 31, 2007, and its consolidated statements of income for the three and nine month periods ended April 30, 2008 and April 30, 2007 and its consolidated statements of cash flows for the nine-month periods ended April 30, 2008 and April 30, 2007. Interim results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2008. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle remarketing services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company’s buyer and seller agreements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), which addresses revenue recognition for units of accounting.

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

NOTE 3 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	87,119	91,271	88,159	90,836

Effect of dilutive securities - stock options	2,588	2,514	2,676	2,798

Diluted weighted average shares outstanding	89,707	93,785	90,835	93,634

Options to purchase 40,000 and 143,000 shares of common stock at a weighted average price of $40.44 and $29.57 per share were outstanding during the three months ended April 30, 2008 and  2007, respectively, and options to purchase 40,000 and 143,000 shares of common stock at a weighted average price of $40.44 and $29.52 were outstanding during the nine months ended April 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods.

NOTE 4 — Short-term Investments

Short-term investments consist primarily of AAA-rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. As of April 30, 2008, the Company had no short-term investments.

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

Short-term investments consist of the following (in thousands):

	April 30, 2008	July 31, 2007
Available-for-sale securities:
Auction rate securities	$—	$102,625
Total short-term investments	$—	$102,625

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2008	July 31, 2007
Amortized intangibles:
Covenants not to compete	$10,696	$10,071
Supply contracts	25,263	21,889
Tradename	—	2,964
Software	863	1,780
Licenses and databases	389	318
Accumulated amortization	(13,741)	(9,580)
Net intangibles	$23,470	$27,442

Aggregate amortization expense on amortizable intangible assets was $0.5 million and $0.2 million for the three months ended April 30, 2008 and 2007, respectively and $4.2 million and $0.5 million for the nine months ended April 30, 2008 and 2007, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2007	$161,645
Goodwill recorded during the period	13,893
Effect of foreign currency exchange rates	(1,631)
Balance as of April 30, 2008	$173,907

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three- and nine-month periods ended April 30, 2008 and April 30, 2007 include compensation expense for all share-based compensation awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2007	5,230	$13.21
Grants of options	1,070	$34.34
Exercises	(795)	$11.29
Forfeitures or expirations	(40)	$19.73

Outstanding at April 30, 2008	5,465	$17.58	5.00	$127,284

Exercisable at April 30, 2008	3,738	$11.80	3.33	$108,648

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for options that were in-the-money at April 30, 2008.

The Company recorded approximately $5.1 million of share-based compensation expense during the nine months ended April 30, 2008.

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

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s board of directors approved a 20 million share increase in the Company’s stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company repurchased approximately 3,762,000 shares at a weighted average price of $39.53 during the nine months ended April 30, 2008 and did not repurchase any shares during the nine months ended

April 30, 2007.  The total number of shares repurchased under the program as of April 30, 2008 was approximately 11 million leaving approximately 18 million available under the repurchase program.

NOTE 8 — Segments and Other Geographic Reporting

Operating segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker with respect to the allocation of resources and performance. The Company considers itself to operate in a single operating segment, specifically providing vehicle suppliers, primarily insurance companies, with a full range of services to process and sell salvage vehicles, primarily over the Internet through the Company’s VB2 Internet auction-style sales technology.

The following geographic data is provided in accordance with SFAS No. 131 — Disclosures about segments of an enterprise and related information. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
United States	$159,174	$144,548	$434,492	$403,776
Canada	1,399	1,104	3,900	2,922
North America	160,573	145,652	438,392	406,698
United Kingdom	60,577	—	140,174	—
	$221,150	$145,652	$578,566	$406,698

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	April 30,	July 31,
	2008	2007
United States	$562,337	$512,346
Canada	5,840	5,661
North America	568,177	518,007
United Kingdom	168,563	132,885
	$736,740	$650,892

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net income, as reported	$46,477	$38,867	$116,111	$99,603
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	(526)	569	(3,373)	501
Total other comprehensive income	$45,951	$39,436	$112,738	$100,104

NOTE 10 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, Fair Value Measurements, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. Therefore, the Company has delayed the application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred: for example, debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 may have on its consolidated results of operations and financial position.

In December 2007, the EITF released Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating the impact that EITF 07-1 will have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141R”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141R will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.  In the event of an acquisition, the Company will need to evaluate whether or not SFAS 141R will have a material impact on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”) which provides guidance on the presentation of minority interest in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interest be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe SFAS 160 will have a material impact on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

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

On February 15, 2008 the Company exercised its option to purchase land that was leased from the estate of James P. Meeks, the deceased father of James E. Meeks who is the former Executive Vice President and Chief Operating Officer of the Company and a current member of the Company’s board of directors.  The purchase price was established through two appraisals and the transaction was approved by the Audit Committee of the Company’s board of directors.

NOTE 12 — Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On July 28, 2006, Foreign Car Sales and Service LLC (“FCS”) filed suit against the Company in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses.  On August 23, 2007, Copart filed: (i) a Motion to Dismiss Claims for Improper Venue, (ii) a Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication, (iii) a Motion To Dismiss for Lack of Diversity Jurisdiction, (iv) a Motion to Dismiss Load Out Fee Class Action for Failure to State Claim and (v) a Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction.  On February 22, 2008, the court granted the motions to dismiss with regard to all claims, leaving only the antitrust claim pending.  The Company believes the remaining antitrust claim is without merit and is defending the lawsuit vigorously.

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (“CARS”) filed suit against the Company in the Superior Court in the County of New Castle, Delaware.  CARS is seeking $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation.  The Company believes the claim is without merit and is defending the lawsuit vigorously.

On November 30, 2007, Tracy Utterback Suggs filed suit against the Company in Harris County, Texas District Court.  The complaint alleges breach of contract and negligence for allowing their vehicle to be destroyed.  The plaintiffs claim that the vehicle in question was the key piece of evidence in support of their anticipated design defect products liability case against American Honda and that the Company is responsible for the spoliation of that evidence.  On May 28, 2008, the parties reached a settlement in principle at mediation.  The settlement does not result in any material contribution on the part of the Company. The settlement remains subject to the parties entering into formal settlement agreements, and it must also be approved by the court. However, the Company believes the ultimate outcome will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 18, 2007, Heather Trafton, as personal representative of the estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Star Auto and the Company in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida.  The plaintiff alleges that Manuel Vega, a driver for the independent tow company Carlos Sigas Star Auto, caused the death of decedent, motorcyclist Larry Trafton, by running a red light and colliding with Mr. Trafton at an intersection.  Although neither Mr. Sigas nor Mr. Vega are employees of the Company, the plaintiff alleges that the Company is responsible for the wrongful death of Mr. Trafton.  On or about February 6, 2008, the Company received the plaintiff’s initial monetary demand in the amount of $6 million.  The Company believes the claim is without merit and is defending the lawsuit vigorously.

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

NOTE 13 — Income Taxes

The Company adopted the provisions of FIN 48 as of the beginning of fiscal 2008. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

During the three months ended April 30, 2008, the Company recognized a downward adjustment of $1.7 million to tax reserves due to the lapse of the statute of limitations for fiscal year 2004 tax returns.

 The Company does not anticipate that the total gross unrecognized tax benefit will change significantly by the end of fiscal year 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states, Canada and United Kingdom. With some exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2003. The Company is currently undergoing an audit of its 2006 federal tax return by the Internal Revenue Service and expects the commencement of certain state tax audits in the near future. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated financial statements.

The Company has not provided U.S. federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart UK, because it plans to permanently reinvest the earnings of its foreign operations as of April 30, 2008. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 14 — Acquisitions

In April 2008, the Company completed the acquisition of Simpson Bros (York) Holdings Limited, a United Kingdom limited liability company (“Simpson”), which operates one location in York, England.  Simpson’s primary business activity was the dismantling of automobiles and the sales of salvaged auto parts.  This acquisition was completed because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). In accordance with SFAS 141, Simpson’s assets acquired and liabilities assumed have been recorded at their estimated fair values.

In February 2008, the Company completed the purchase of the assets and business of AG Watson Auto Salvage & Motors Spares (Scotland) Limited (“AG Watson”) which operates two salvage locations in Scotland and two salvage locations in northern England. This acquisition was completed because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with SFAS 141, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for AG Watson reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations. In accordance with SFAS 141, AG Watson’s assets acquired and liabilities assumed have been recorded at their estimated fair values.

In August 2007, the Company completed the acquisition of Century Salvage Sales Limited (“Century”), a vehicle salvage disposal company with three facilities located in the UK. This acquisition was completed because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with SFAS 141, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for Century reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations. In accordance with SFAS 141, Century’s assets acquired and liabilities assumed have been recorded at their estimated fair values.

In June 2007, the Company completed the acquisition of Universal Salvage plc (“Universal”) (the “Acquisition”). Universal, based in the UK, operates seven salvage yards in the UK and is a leading service provider to the motor insurance and automotive industries. Universal specializes in the disposal of accident-damaged, End-of-Life and fee-based non-salvage vehicles. The Acquisition has been accounted for using the purchase method in accordance with SFAS 141, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for Universal reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations.

The Company has arranged to obtain additional information regarding certain asset valuations related to these acquisitions. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company’s consolidated results of operations and financial position.

The Company has included the operating results of the recently acquired companies in its consolidated financial statements from the date of acquisition.

NOTE 15— Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the “Credit Agreement”) providing for a $200 million revolving credit facility (the “Credit Facility”), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the “Maturity Date”), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and reborrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries.  As of April 30, 2008, there was no outstanding balance under the Credit Facility.

NOTE 16 — Reclassifications

The Company has determined that in the first quarter of fiscal 2008, it included $3.0 million in general and administrative costs and $.4 million in general and administrative depreciation from our UK operations that, in order to be consistent with US classification, should have been reflected in yard operations. The reclassifications of these costs, which have no affect on the current quarter, are reflected in the year-to-date results.

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

Acquisitions and New Operations

We have experienced significant growth as we have added 35 new vehicle storage facilities since the beginning of 2006. Of these new facilities, we added 23 through the acquisition of existing facilities and 12 through the construction of completely new facilities. All of the acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle suppliers, we anticipate acquiring and constructing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2008 we acquired eight new facilities in the UK located in Peterlee, Wisbech, Rochford, Stamford Bridge, Inverkeithing, East Whitburn, Featherstone and Doncaster. In North America, in fiscal 2008, we have acquired one existing facility in Sikeston, Missouri, and have built and opened five new facilities in London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama and Minneapolis, Minnesota.  In fiscal 2007, we acquired seven existing facilities in the UK located in Sandy, Sandtoft, Sandwich, Westbury, Chester, Denny, and Wootton, and in North America we built and opened three new facilities in Baltimore, Maryland; Woodburn, Oregon and Punta Gorda, Florida. In fiscal 2006, we acquired seven existing facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and built and opened four new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. We believe that these acquisitions and openings strengthen our coverage as we have 145 facilities located in North America and the United Kingdom and are able to provide national coverage for our suppliers.

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

On April 14, 2008, we acquired all the outstanding shares of Simpson Bros (York) Holdings Limited, or Simpson, a United Kingdom limited liability company, which operates one location in York, England.  Simpson’s primary business activity was the dismantling of automobiles and the sale of recycled auto parts. The purpose of the acquisition was to obtain land and facilities and to convert them into a salvage storage facility.

On February 29, 2008, we purchased the assets and business of AG Watson Auto Salvage & Motors Spares (Scotland) Limited, or AG Watson, which operates two salvage locations in Scotland and two salvage locations in northern England.

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

Stock-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. Therefore, we have delayed application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. We are currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on our consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred: for example, debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial position.

In December 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating the impact that EITF 07-1 will have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141R”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.  In the event of an acquisition, we will need to evaluate whether or not SFAS 141R will have a material impact on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”) which provides guidance on the presentation of minority interest in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interest be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We do not believe SFAS 160 will have a material impact on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the potential impact on our consolidated results of operations and financial position.

Results of Operations

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Revenues.  The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

		Percentage of		Percentage of
	2008	Revenue	2007	Revenue
North America	$160,573	73%	$145,652	100%
United Kingdom	60,577	27%	—	—
	$221,150	100%	$145,652	100%

Revenues were approximately $221.2 million during the three months ended April 30, 2008, an increase of approximately $75.5 million, or 51.8%, over the three months ended April 30, 2007.   Included in the results for the quarter were revenues of $60.6 million attributable to the UK operations.  We entered the UK market through three acquisitions, the first being the acquisition of Universal Salvage in June 2007.  Prior to that transaction, we had no UK operations.  In North America revenue growth was $14.9 million of which approximately $13.5 million came from increased same store sales. Revenue growth from new facilities, those opened after May 1, 2007, including facilities in or near Punta Gorda, Florida; London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota and Sikeston, Missouri was approximately $1.4 million.

In the UK we operate primarily on a principal basis purchasing cars outright and reselling them for our own account. Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations. In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee. Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

Yard Operation Expenses.  Yard operation expenses were approximately $133.0 million during the three months ended April 30, 2008, an increase of approximately $60.3 million, or 83.0%, over the same quarter last year.  Included in yard operation expenses was depreciation expense of $8.0 million of which $1.2 million was attributable to the UK operations and represents an increase of $0.4 million over the three months ended April 30, 2007. In North America, yard operation expense, excluding depreciation, increased by $6.0 million and was attributable to the increase in the volume of cars processed and to a $1.1 million impairment of a building which was demolished.  The UK operations, which we did not have in the same quarter last year, generated yard operating expense of $53.9 million and included $40.0 million of the costs of purchased cars.  The UK conducts much of its business on the principal model with the Company buying and then reselling the cars for its own account which results in a lower gross margin percentage which is lower than that achieved in North America.  Approximately 73% of the vehicles processed in the UK during the quarter were purchased cars.

The following sets forth information on gross margin, defined as revenue less yard operation expenses, and gross margin percentage of revenue by geographic region (in thousands, except percentages):

		Gross		Gross
	2008	Margin Percentage	2007	Margin Percentage
North America	$82,640	51%	$72,987	50%
United Kingdom	5,526	9%	—	—
	$88,166	40%	$72,987	50%

General and Administrative Expenses.  General and administrative expenses were approximately $19.5 million for the three months ended April 30, 2008, an increase of approximately $3.7 million, or 23.6%, over the three months ended April 30, 2007.  Included in general and administrative expenses is depreciation and amortization of $1.9 million, an increase of $0.5 million over the same quarter last year. The increase was primarily attributable to the newly acquired UK operations.  General and administrative expenses decreased to 8.8% of revenues during the three months ended April 30, 2008, as compared to 10.8% of revenues during the three months ended April 30, 2007.

Other Income.  Total other income was approximately $2.2 million during the three months ended April 30, 2008, a decrease of approximately $2.6 million over the three months ended April 30, 2007. The decrease was due primarily to a $2.2 million decrease in interest income due to a lower average cash balance and lower interest rates.

Income Taxes.  Our global tax rates for three months ended April 30, 2008 and 2007 were approximately 34.4% and 37.3%, respectively. The decrease resulted from a downward adjustment of $1.7 million to tax reserves due to the lapse of the statute of limitations for fiscal year 2004 tax returns.

Net Income.  Net income was $46.5 million and $38.9 million and net income as a percentage of revenue was 21.0% and 26.7% for the three months ended April 30, 2008 and 2007, respectively.  The decline in net income percentage was a result of the consolidation of our UK acquisitions that operate primarily on a principal basis purchasing cars outright and reselling them for our own account.  Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations.  In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee.  Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

Nine Months Ended April 30, 2008 Compared to Nine Months Ended April 30, 2007

Revenues.  The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

		Percentage of		Percentage of
	2008	Revenue	2007	Revenue
North America	$438,392	75.8%	$406,698	100%
United Kingdom	140,174	24.2%	—	—
	$578,566	100%	$406,698	100%

Revenues were approximately $578.6 million during the nine months ended April 30, 2008, an increase of approximately $171.9 million, or 42.3%, over the nine months ended April 30, 2007. Of the increase in revenues, $140.2 million was attributable to revenues generated in the UK during the nine months ended April 30, 2008 resulting from the recent acquisitions of Universal, Century, and AG Watson all of which were not a part of the company in the nine months ended April 30, 2007. In North America revenue growth was $31.7 million of which approximately $29.4 million came from increased same store sales. Revenue growth from new facilities, those opened after May 1, 2007, including facilities in or near Punta Gorda, Florida; London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota and Sikeston, Missouri was approximately $2.3 million.

In the UK we operate primarily on a principal basis purchasing cars outright and reselling them for our own account. Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations. In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee. Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

Yard Operation Expenses.  Yard operation expenses were approximately $343.4 million during the nine months ended April 30, 2008, an increase of approximately $132.0 million, or 62.4%, over the nine months ended April 30, 2007. Included in yard operation expenses was depreciation expense of $23.9 million of which $2.9 million was attributable to the UK operations and represents an increase of $1.0 million over the nine months ended April 30, 2007. Yard operation expenses increased to 59.4% of revenues during the nine months ended April 30, 2008, as compared to 52.0% of revenues during the nine months ended April 30, 2007. The absolute and percentage increases in yard operation expenses, excluding depreciation, were attributable to the UK operations, which contributed $122.6 million in yard operation expenses and included $88.5 million of the costs of purchased cars. The UK conducts much of its business on the principal model with the Company buying and then reselling the cars for its own account which results in a lower gross margin percentage which is lower than that achieved in North America.  Approximately 70% of the vehicles processed in the UK during the nine months were purchased cars.

The following sets forth information on gross margin, defined as revenue less yard operation expenses, and gross margin percentage of revenue by geographic region (in thousands, except percentages):

		Gross		Gross
	2008	Margin Percentage	2007	Margin Percentage
North America	$220,573	50%	$195,265	48%
United Kingdom	14,593	10%	—	—
	$235,166	41%	$195,265	48%

General and Administrative Expenses.  General and administrative expenses were approximately $62.6 million for the nine months ended April 30, 2008, an increase of approximately $16.6 million, or 36.2%, over the nine months ended April 30, 2007.  Included in general and administrative expenses was depreciation and amortization of $7.7 million, an increase of $3.9 million over the nine months ended April 30, 2007. The increase was primarily attributable to the newly acquired UK operations which we did not have in the same period last year. General and administrative expenses decreased to 10.8% of revenues during the nine months ended April 30, 2008, as compared to 11.3% of revenues during the nine months ended April 30, 2007.

Other Income.  Total other income was approximately $9.1 million during the nine months ended April 30, 2008, a decrease of approximately $0.7 million related to a decrease of $2.2 million in losses from an equity investment in Lanelogic Corporation (“Lanelogic”) which was recorded in the three months ended October 31, 2006. We have discontinued recording our share of the losses of Lanelogic because we have no commitment to provide further funding. Interest income decreased by $3.3 million due to a lower average cash balance and lower interest rates.

Income Taxes.  Our global income tax rates for the nine months ended April 30, 2008 and 2007 were approximately 36.1% and 37.4%, respectively. The decrease resulted from a downward adjustment of $1.7 million to tax reserves due to the lapse of the statute of limitations for fiscal year 2004 tax returns.

Net Income.  Net income was $116.1 million and $99.6 million and net income as a percentage of revenue was 20.1% and 24.5% for the nine months ended April 30, 2008 and 2007, respectively.  The decline in net income percentage is a result of the consolidation of our UK acquisitions that operates primarily on a principal basis purchasing cars outright and reselling them for our own account.  Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations.  In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee.  Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents combined with short-term investments decreased by approximately $104.6 million from July 31, 2007 to April 30, 2008.  During the nine months ended April 30, 2008, we repurchased approximately 3,762,000 shares at a weighted average price of $39.53.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of April 30, 2008, we had working capital of approximately $142.6 million, including cash and cash equivalents of approximately $96.3 million. Cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.  We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $13.2 million to $140.5 million during the nine months ended April 30, 2008 when compared to the nine months ended April 30, 2007. The increase is due to primarily to higher net income and depreciation and amortization. The increase was offset in part due to growth in accounts receivables, vehicle pooling costs, land purchase options and other current assets.

Investing Activities

During the nine months ended April 30, 2008, we sold approximately $257.0 million in short-term investments, consisting principally of auction rate securities. These sales were partially offset by the purchase of $154.4 million of short-term investments. Prior to October 31, 2007, the end of the first quarter of fiscal 2008, we converted our entire balance of short-term investments to cash and cash equivalents.

During the nine months ended April 30, 2008, we utilized the entire restricted cash amount of $9.1 million for the purchase of Century Salvage. During the three months ended April 30, 2008, we acquired five facilities in the UK and one facility in North America. Two locations were opened in North America during the three month ended April 30, 2008.

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $86.9 million and $59.2 million for the nine months ended April 30, 2008 and 2007, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities to manage increased volume and standardize the appearance of existing locations.

Financing Activities

For the nine months ended April 30, 2008 and 2007, we generated approximately $16.3 million and $16.5 million, respectively, through the exercise of stock options, including the related excess tax benefit from share based payment arrangements, and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We repurchased approximately 3,762,000 shares at a weighted average price of $39.53 during the nine months ended April 30, 2008 and did not repurchase any shares during the nine months ended April 30, 2007.  The total number of shares repurchased under the program as of April 30, 2008 is approximately 11 million, leaving approximately 18 million available under the repurchase program.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. providing for a $200 million revolving credit facility, including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the credit facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The credit facility matures and all outstanding borrowings are due on the fifth anniversary of the credit agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the credit agreement.  Amounts borrowed under the credit facility may be repaid and reborrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the credit agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the credit facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The credit facility requires us to pay a commitment fee on the unused portion of the credit facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The credit facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the credit agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The credit facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The credit facility is guaranteed by our material domestic subsidiaries.

Lease, Purchase and Other Contractual Obligations

There were no material changes in the Company’s lease, purchase and other contractual obligations during the nine months ended April 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principle exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of April 30, 2008, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.  As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 12 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

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

Historically, a limited number of vehicle suppliers have accounted for a substantial portion of our revenues. In the third quarter of fiscal 2008, vehicles supplied by our largest supplier accounted for approximately 10% of our revenues. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle suppliers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle suppliers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle supplier or any material changes in the terms of an arrangement with a substantial vehicle supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our recent acquisitions in the UK will expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the United Kingdom or Europe or seek to establish new yards or facilities to complement the acquired companies’ operations. We have no prior experience operating outside North America, and any failure to integrate these recently acquired companies or future UK or European acquisitions into our operations successfully could have an adverse effect on our financial position, results of operations or cash flows.

During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisition of Century Salvage Sales Limited, or Century, Simpson Bros (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited all within the UK. We may continue to acquire additional companies or operations in the UK or Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets. We have no experience operating our business outside North America, which presents numerous strategic, operating, and financial risks to us.

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

We have no experience operating our business outside North America and lack familiarity with local laws, regulations and business practices. We will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century and AG Watson have depended on key customer and supplier relationships, and we will need to maintain those. If we fail to maintain those relationships it would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

As we continue to expand our operations, our failure to manage growth could harm our business and adversely effect our results of operations and financial condition.

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

New accounting pronouncements or new interpretations of existing standards could require us to make changes or adjustments in our accounting policies and procedures that could adversely effect our financial statements.

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

Changes in laws affecting the importation of salvage vehicles may have an adverse effect on our business and financial condition.

Our Internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base.  As a result, foreign importers of salvage vehicles now represent a significant part of our total buyer base.  Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base.  For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the United States.  The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

The operation of our storage facilities poses certain environmental risks, which could adversely effect our financial position, results of operations or cash flows.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 27% of our common stock as of April 30, 2008. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of its common stock purchased by the Company during the three months ended April 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
February 1, 2008 through February 29, 2008	—	—	—	20,983,640
March 1, 2008 through March 31, 2008	1,956,400	$38.29	1,956,400	19,027,240
April 1, 2008 through April 30, 2008	823,109	$39.89	823,109	18,204,131
Total	2,779,509	$38.77	2,779,509	18,204,131

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Credit Agreement, dates as of March 6, 2008, by and between Copart, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-23255) filed on March 7, 2008)

	31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: June 9, 2008