Form 10-K
period 2008-07-31
COPART INC
filed 2008-09-29
CIK 900075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K
ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California (Address of principal executive offices)	94534 (Zip code)

Registrant's telephone number, including area code:
(707) 639-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value (Including associated Preferred Stock Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,340,296,687 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         At September 26, 2008, registrant had 83,283,898 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant's definitive proxy statement for its 2008 Annual Meeting of Shareholders (Proxy Statement) to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of July 31, 2008. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

 Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2008

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K for the fiscal year ended July 31, 2008, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act f 1995. These factors include those listed in Item 1A Business under the caption entitled "Risk Factors" beginning on page 18 of this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Copart," the "Company," "we," "us," or "our" refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the "SEC"). We may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

        Although we believe that, based on information currently available to Copart and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Corporate Information

        We were incorporated in California in 1982 and became a public company in 1994. Our principal executive offices are located at 4665 Business Center Drive, Fairfield, California 94534 and our telephone number at that address is (707) 639-5000. Our website is www.copart.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC.

        Copart™, VB2™, CopartDirect™, BID4U™ and CoPartfinder™ are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

 PART I

Item 1.    Business

General

        Copart, Inc. is a leading provider of vehicle remarketing services in the United States (US), Canada and the United Kingdom (UK).

        We provide vehicle sellers with a full range of remarketing services to process and sell vehicles over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurances companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of remarketing services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price.

        In North America, we sell vehicles primarily as an agent and derive revenue primarily from sales transaction fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the UK we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account.

        During fiscal 2004, in North America, and during fiscal 2008 in the UK, we discontinued all live auctions and began remarketing vehicles on our Internet based auction-style selling platform which we call VB2. This technology and model allows for bidding in two phases. The first phase is an open preliminary bidding feature that allows a buyer to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open bid format similar to eBay. Buyers enter the maximum price they are willing to pay for a vehicle and VB2's BID4U feature will incrementally bid the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding phase, an Internet-only virtual auction. This second phase allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time, BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

        We believe the implementation of VB2 across our North American salvage operations has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2008, sales of North American vehicles, on a unit basis, to buyers registered outside the state where the vehicle is located accounted for 50.8% of total vehicles sold (24.6% of vehicles were sold to out of state buyers and 26.2% were sold to out of country buyers, based on registration). We implemented the use of VB2 in the UK in fiscal 2008. We cannot predict whether the implementation of VB2 in the UK will have the same favorable impact on our buyer base and operating efficiencies that we experienced in North America.

        We believe that we offer the highest level of service in the salvage vehicle sales and remarketing industry and have established our leading market position by:

  •
  providing coverage that facilitates seller access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially-trained teams;

  •
  providing a comprehensive range of customer services that include merchandising services, efficient title processing, timely pick-up and delivery of vehicles, and Internet sales;

  •
  establishing and efficiently integrating new facilities and acquisitions;

  •
  increasing the number of bidders that can participate at each sale through the ease and convenience of Internet bidding;

  •
  applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging, and an electronic used vehicle parts locator service; and

  •
  providing the venue for insurance customers through our Virtual Insured Exchange (VIX) product to enter a vehicle into a sealed bid sale to establish its true value, allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

        Our business has grown, we believe, as a result of i) acquisitions, ii) increases in the overall volume in the salvage car market, iii) growth in market share, iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both buyers and sellers, and v) the growth in non-insurance company sellers. For fiscal year 2008, which ended July 31, 2008, our revenues were approximately $784.8 million and our operating income was approximately $237.9 million.

        On June 14, 2007, we entered the UK salvage market through the acquisition of Universal Salvage Plc (Universal). In fiscal 2008, we made the following additional acquisitions: Century Salvage Sales Limited (Century) on August 1, 2007; AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson) on February 29, 2008; and Simpson Bros. (York) Holdings Limited (Simpson) on April 4, 2008. Universal, Century and Watson were all leading providers of vehicle remarketing services to the motor insurance and automotive industries. Simpson was primarily an auto dismantler and was acquired primarily for its real estate holdings.

        In fiscal 2008, we began two new programs (i) Copart Dealer Services (CDS), by which we sell dealer-trade-ins using our VB2 application and (ii) CopartDirect, whereby we sell cars on behalf of the general public, using our VB2 application, so that individuals can avoid the inconvenience of selling the car themselves. Our goal through these two programs is to expand VB2's application beyond traditional salvage in order to expand our customer base. CDS targets franchise and independent dealerships while CopartDirect targets the general public.

        In North America, we acquired one new vehicle storage facility in Sikeston, Missouri and opened six new vehicle storage facilities located in London, Canada; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota and Prairie Grove, Arkansas. As of July 31, 2008, we had 129 facilities in the US, 2 facilities in Canada and 12 facilities in the UK.

        In fiscal 2006, we adopted a formal plan to discontinue the operations of Motors Auction Group, or MAG, a wholly owned subsidiary, and dispose of the related assets or convert them to our salvage business. We operated six public automobile sales facilities located in Detroit, Michigan; Chesapeake, Virginia; New Castle, Delaware; Greencastle, Pennsylvania; Pittsburgh, Pennsylvania and Richmond, Virginia. We sold the businesses located in Chesapeake, New Castle and

Greencastle prior to the end of fiscal 2006. We converted Detroit, Pittsburgh and Richmond into salvage facilities. As of the end of fiscal 2006, no MAG operations remained.

Industry Overview

        The vehicle remarketing industry provides a venue for sellers to dispose or liquidate vehicles to a broad domestic and international buyer pool. In North America, sellers generally auction or sell their vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion in North America and on a primary basis in the UK, companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicle for their own account. The vehicles are usually purchased at a price based either on a percentage of the vehicles' estimated pre-accident cash value and/or based on the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction, Copart sells all of its vehicles on its Internet selling platform, VB2, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process. In the UK, all sales were converted to VB2 during fiscal 2008.

        Although there are other sellers of vehicles, such as financial institutions, vehicle leasing companies, automobile rental companies, charities, automobile dealers, and the general public, the primary seller of vehicles is insurance companies.

        Automobile manufacturers are incorporating new standard features, including unibody construction, passenger safety cages with surrounding crumple zones to absorb impacts, plastic components, airbags, xenon lights, computer systems, heated seats, and navigation systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes. This may result in an increased supply of total loss salvage vehicles from insurance companies.

        The primary buyers of the vehicles are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters and in some states, the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

        The majority of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident. Typically the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company's adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle's mileage, options and condition in order to estimate its actual cash value (pre-accident value). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster's estimate of repair costs, vehicle's salvage value, and the pre-accident or settlement value, as well as customer service considerations. If the cost of repair is greater than the pre-accident value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a remarketer, settle with the insured and receive title to the vehicle.

        We believe the primary factors that insurance companies consider when selecting a remarketing company include:

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

  •
  the ability to provide analytical data to the seller; and

  •
  in the UK, the actual amount paid for the vehicle.

        In the UK, insurance companies generally tender periodic contracts for the purchase of salvaged vehicles. The insurance company will generally award the contract to the company that is willing to pay the highest price for the vehicles.

        Generally, upon receipt of the pick up order (the assignment), the company arranges for the transport of a vehicle to a facility. As a service to the vehicle seller, the company will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle's release from a towing company or vehicle repair facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle or invoiced separately to the seller.

        The salvage vehicle then remains in storage at one of our facilities until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency, or DMV. In the US, total loss vehicles may be sold in most states only after obtaining a salvage title from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is sold either on behalf of the insurance company or for our own account, depending on the terms of the contract. In the UK, upon release of interest by the vehicle owner, the insurance company notifies us that the vehicle is available for sale.

        Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of the company's locations. At that time, the vehicle information will be uploaded to the vehicle database and made available for the buyers to review. The vehicle is then sold either at a live auction or, in our case, on VB2 typically within 7 days. Proceeds are then collected from the buyer, seller fees are then subtracted and the remainder is remitted to the seller.

Operating and Growth Strategy

        Our growth strategy is to increase our revenues and profitability by, among other things (i) acquiring and developing new vehicle storage facilities in key markets including foreign markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our remarketing service offerings to sellers and buyers, and (iv) expanding the application of VB2 into new markets and to new sellers within the vehicle market. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities we introduce our (i) pricing structure, (ii) selling processes, (iii) operational procedures, (iv) management information systems, and (v) when appropriate, redeploy existing personnel.

        As part of our overall expansion strategy, our objective is to increase our revenues, operating profits, and market share in the vehicle sales industry. To implement our growth strategy, we intend to continue to do the following:

  Acquire and Develop New Vehicle Storage Facilities in Key Markets Including Foreign Markets

        Our strategy is to offer integrated services to vehicle sellers on a national or regional basis by acquiring or developing facilities in new and existing markets. We integrate our new acquisitions into our global network and capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of our operating procedures.

        The following table sets forth facilities that we have acquired or opened from August 1, 2005 through July 31, 2008.

Salvage Locations	Acquisition/ Opening Date		Geographic Service Area
Honolulu, Hawaii		August 2005	Hawaii
Greenwood, Nebraska		September 2005	Eastern Nebraska
Grand Island, Nebraska		September 2005	Eastern Nebraska
York Haven, Pennsylvania		November 2005	Southern Pennsylvania
Chambersburg, Pennsylvania		November 2005	Southern Pennsylvania
Altoona, Pennsylvania		November 2005	Central Pennsylvania
Fruitland, Maryland		November 2005	Eastern Maryland
Lansing, Michigan		December 2005	Central Michigan
Billings, Montana		March 2006	Central Montana
Dover, Florida		July 2006	Western Florida
Jacksonville, Florida		July 2006	Northeast Florida
Baltimore Maryland		November 2006	Central Maryland
Woodburn, Oregon		January 2007	Central Oregon
Sandy, England		June 2007	East England and Midlands
Sandtoft, England		June 2007	Northern England
Sandwich, England		June 2007	London and South East United Kingdom
Westbury, England		June 2007	South Wales and South West United Kingdom
Chester, England		June 2007	North Wales and North West England
Denny, Scotland	*	June 2007	Scotland
Wootton, England		June 2007	Central United Kingdom
Punta Gorda, Florida		July 2007	Southwest Florida
Peterlee, England		August 2007	Northern England
Wisbech, England		August 2007	Eastern England
Rochford, England		August 2007	Southeast England
London, Canada		September 2007	Southern Ontario
Windsor, New Jersey		November 2007	Central New Jersey
Walton, Kentucky		January 2008	Northern Kentucky
Birmingham, Alabama		February 2008	Central Alabama
Inverkeithing, Scotland		March 2008	Central Scotland
Whitburn, Scotland		March 2008	Central Scotland
Featherstone, England	*	March 2008	Northeast England
Doncaster, England	*	March 2008	Northeast England
Minneapolis, Minnesota		March 2008	Central Minnesota and Wisconsin
Sikeston, Missouri		March 2008	Southeast Missouri
York, England		April 2008	Northern England
Prairie Grove, Arkansas		July 2008	Northwest Arkansas

*
Closed in fiscal 2008

  Pursue National and Regional Vehicle Supply Agreements

        Our broad national presence enhances our ability to enter into local, regional or national supply agreements with vehicle sellers. We actively seek to establish national and regional supply agreements with insurance companies by promoting our ability to achieve high net returns and broader access to buyers through our national coverage and electronic commerce capabilities. By utilizing our existing insurance company seller relationships, we are able to build new seller relationships and pursue additional supply agreements in existing and new markets.

  Expand Our Service Offerings to Sellers and Buyers

        Over the past several years, we have expanded our available service offerings to vehicle sellers and buyers. The primary focus of these new remarketing service offerings is to maximize returns to our sellers and maximize product value to our buyers. This includes, for our sellers, real-time access to sales data over the Internet and, for our buyers, the implementation of VB2 real-time bidding at all of our facilities, permitting buyers at any location worldwide to participate in the sales at all of our yards. We plan to continue to refine and expand our remarketing services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

        We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the vehicle remarketing service industry.

  National Coverage and Ability to Respond on a National Scale

        Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 143 facilities located in the United States, Canada and the United Kingdom as of July 31, 2008. We are able to offer integrated services to our vehicle sellers, which allows us to respond to the needs of our sellers and buyers with maximum efficiency. Our coverage provides our sellers with key advantages, including:

  •
  a reduction in administrative time and effort;

  •
  a reduction in overall vehicle towing costs;

  •
  convenient local facilities;

  •
  improved access to buyers throughout the world;

  •
  a prompt response in the event of a natural disaster or other catastrophe; and

  •
  consistency in remarketing of vehicles.

  Value-Added Services

        We believe that we offer the most comprehensive range of remarketing services in our industry, including:

  •
  Internet bidding, Internet proxy bidding, and virtual sales powered by VB2, which enhance the competitive bidding process;

  •
  online payment capabilities via our ePay product;

  •
  e-mail notifications to potential buyers of vehicles that match desired characteristics;

  •
  sophisticated vehicle processing at storage sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle's title and other significant documents such as body shop invoices, all of which are available from us through the Internet;

  •
  CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their purchases;

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

  Proven Ability to Acquire and Integrate Acquisitions

        We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 74 vehicle storage facilities both in North America and the UK. As part of our acquisition and integration strategy, we seek to:

  •
  expand our global presence;

  •
  strengthen our networks and access new markets;

  •
  utilize our existing corporate and technology infrastructure over a larger base of operations; and

  •
  introduce our comprehensive services and operational expertise.

        We strive to integrate all new facilities, when appropriate, into our existing network without disruption of service to vehicle sellers. We work with new sellers to implement our fee structures and new service programs. We typically retain existing employees at acquired facilities in order to retain knowledge about, and respond to, the local market. We also assign a special integration team to help convert newly acquired facilities to our own management information and proprietary software systems, enabling us to ensure a smooth and consistent transition to our business operating and sales systems.

  Technology to Enhance and Expand Our Business

        We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle sellers with online access to data and reports regarding their salvage vehicles being processed at any of our facilities. This technology allows vehicle sellers to monitor each stage of our salvage vehicle sales process, from pick up to sale and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the salvage vehicle sales process and minimizes the administrative and processing costs for us as well as our sellers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Service Offerings

        We offer vehicle sellers a full range of vehicle remarketing services, which expedite each stage of the vehicle sales process, maximizing proceeds and minimizing costs. Not all service offerings are available in all markets.

  Online Seller Access

        Through Copart Access, our Internet-based service for vehicle sellers, we enable sellers to assign vehicles for sale, check sales calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts and view the historical performance of the vehicles sold at our sales.

  Salvage Estimation Services

        We offer Copart ProQuote, a proprietary service that assists sellers in the vehicle claims evaluation process by providing online salvage value estimates, which help sellers determine whether to repair a particular vehicle or deem it a total loss.

  Estimating Services

        We offer vehicle sellers in the UK estimating services for vehicles taken to our facilities. Estimating services provide our insurance company sellers repair estimates which allow the insurance company to determine if the vehicle is a total loss vehicle. If the vehicle is determined to be a total loss, it is generally assigned to inventory.

  End-of-Life Vehicle Processing

        In the UK, we are an authorized treatment facility, or ATF, for the disposal of End-of-Life vehicles, or ELVs.

  Virtual Insured Exchange (VIX)

        We provide the venue for insurance customers to enter a vehicle into a sealed bid sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

  Transportation Services

        We maintain contracts with third-party vehicle transport companies, which enables us to pick up most of our sellers' vehicles within 24 hours. Our national network and transportation capabilities provides cost and time savings to our vehicle sellers and ensures on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the UK, we perform transportation services through a combination of our fleet of over 100 vehicles, and third party vehicle transport companies.

  Vehicle Inspection Stations

        We offer certain of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our storage facilities. We have over 30 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

  On-Demand Reporting

        We provide vehicle sellers with real time data for vehicles that we process for the particular seller. This includes the vehicle sellers' gross and net returns on each vehicle, service charges, and other data that enable our vehicle sellers to more easily administer and monitor the vehicle disposition process. In addition, we have developed a database containing over 240 fields of real-time and historical information accessible by our sellers allowing for their generation of custom ad hoc reports and customer specific analysis.

  DMV Processing

        We have extensive expertise in DMV document and title processing for salvage vehicles. We have developed a computer system which provides a direct link to the DMV computer systems of several states, allowing us to expedite the processing of vehicle title paperwork.

  Flexible Vehicle Processing Programs

        At the election of the seller, we sell vehicles pursuant to our Percentage Incentive Program (PIP), Consignment Program or Purchase Program.

         Percentage Fee Consignment.    Our Percentage Incentive Program is an innovative processing program designed to broadly serve the needs of vehicle sellers. Under PIP, we agree to sell all of the vehicles of a seller in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle's sale price, we have an incentive to actively merchandise those vehicles to maximize the net return. We provide the vehicle seller, at our expense, with transport of the vehicle to our nearest facility, and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles, and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of the vehicles, thereby increasing the return on salvage vehicles to both vehicle sellers and us.

         Consignment Program.    Under our consignment program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs.

         Purchase Program.    Under the purchase program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles' estimated pre-accident value (PAV), or "actual cash value" (ACV), and sell the vehicles for our own account.

  Buyer Network

        We maintain a database of thousands of registered buyers in the vehicle dismantling, rebuilding, repair, resale and exporting businesses. Public buyer information is included in this database as we sell directly to the general public at certain locations. Our database includes each buyer's vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the world of salvage vehicles available for bidding that match their vehicle preferences. Listings of salvage vehicles to be sold on a particular day and location are also made available on the Internet.

  Sales Process

        We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles. We utilize VB2, an auction-style sales methodology that we developed. This technology and model allows for bidding in two phases. The first phase is an open preliminary bidding feature that allows a buyer to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding phase is an open bid format similar to eBay. Buyers enter the maximum price they are willing to pay for a vehicle and VB2's BID4U feature will incrementally bid the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding phase, an Internet-only virtual auction. This second phase allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

  CoPartfinder

        CoPartfinder is our unique Internet "search engine" that enables users to locate used vehicle parts quickly and efficiently. CoPartfinder is accessible by the public through a Copart-sponsored website. CoPartfinder lists vehicles recently sold through VB2 and identifies certain purchasers. This allows vehicle dismantlers and other resellers to streamline their parts sale process and access a large pool of potential buyers. Parts buyers can use CoPartfinder to search for specific vehicle makes and models and view digital images of vehicles that meet their requirements. Once a specific parts seller is identified for a specific part requirement, buyers have the option to call, fax, or e-mail the dismantler/seller. We believe that CoPartfinder provides an incentive for vehicle dismantlers to purchase their salvage vehicles through our sales process.

  Copart Dealer Services

        We provide franchise and independent dealerships with a convenient method to sell their trade-ins through any of our North American facilities. We have engaged agents that target these dealerships and work with them throughout the sales process.

  CopartDirect

        We provide the general public with a fast and convenient method to sell vehicles through any of our North American facilities. Anyone can call 1-888-Sell-it-1, drop off their vehicle and transferable title at any of our North American facilities. We remarket the vehicle by listing it on VB2, monitoring the sale, handling the title processing and collecting payment from the buyer.

Seller Marketing

        We process vehicles from hundreds of different vehicle sellers. State Farm Insurance Company accounted for 10%, 11% and 14% of our revenues for fiscal years 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of our total revenues during the same periods. Of the total number of vehicles processed during fiscal years 2008, 2007 and 2006, we obtained approximately 83%, 84% and 87%, respectively, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days notice.

        We typically contract with the regional or branch office of an insurance company or other vehicle sellers. The agreements are customized to each vehicle seller's particular needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle seller in a designated geographic area.

        We market our services to vehicle sellers through an in-house sales force and independent agents that utilize a variety of sales techniques, including targeted mailing of our sales literature, telemarketing, follow-up personal sales calls, Internet search engines, employee referrals, tow shop referrals, participation in trade shows and vehicle and insurance industry conventions. We market our services to the general public under CopartDirect by utilizing an in-house sales force and we market our services to franchise and independent dealerships through a group of independent agents. We may, when appropriate, provide vehicle sellers with detailed analysis of the net return on vehicles and a proposal setting forth ways in which we believe that we can improve net returns on vehicles and reduce administrative costs and expenses.

Buyers

        We maintain a database of thousands of registered buyers in the vehicle dismantling, rebuilding, repair licensees, used vehicle dealers and exporters. We believe that we have established a broad international and domestic buyer base by providing buyers with a variety of programs and services. To gain admission to one of our sales and become a registered buyer, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information, and have, in most states, a vehicle dismantler's, dealer's, resale, repair or export license. In certain venues we may sell to the general public. Registration entitles a buyer to transact business at any of our sales subject to local licensing and permitting requirements. A buyer may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing, and participation in trade show events.

Competition

        We face significant competition from other remarketers of both salvage and non salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in North America include the Adesa Corporation, Auction Broadcasting Company, Insurance Auto Auctions, Inc. and Manheim Auctions. The largest national dismantler is LKQ Corporation. LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In the UK, our principal competitors are privately held independent remarketers.

Management Information Systems

        Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces, and proprietary business operating software that we developed and which tracks salvage sales vehicles throughout the sales process. We have implemented our proprietary business operating software at all of our storage facilities. In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to our data and images in a variety of formats.

        Our auction-style service product, VB2, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required. Our sale, Internet and imaging services are load balanced across different geographical data centers.

        We have invested in a production data center that is designed to run the business in the event of an emergency. The facility's electrical and mechanical systems are continually monitored. This facility is located in an area considered to be free of weather-related disasters and earthquakes.

        As of July 31, 2008, our UK operations utilized our proprietary business operating software and servers described above.

Employees

        As of July 31, 2008, we had 2,975 full-time employees, of whom approximately 486 were engaged in general and administrative functions and approximately 2,489 were engaged in yard operations. As of July 31, 2008, we had 2,361 and 614 employees located in North America and the UK, respectively. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

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

        In connection with the acquisition of our Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company's environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, we requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified us that they did not concur with our consultant's conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to our proposal for surface water sampling. In March 2008, our environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling is anticipated to be performed in September or October, 2008. We are not assured of receiving the no-further-action letter and we may incur further liabilities if the stabilization process proves ineffective, or if later testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards. In addition, in 1994, we detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. Our environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

        We do not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

        On July 28, 2006, Foreign Car Sales and Service LLC (FCS) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On August 23, 2007, we filed: (i) a Motion to Dismiss Claims for Improper Venue, (ii) a Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication, (iii) a Motion To Dismiss for Lack of Diversity Jurisdiction, (iv) a Motion to Dismiss Load Out Fee Class Action for Failure to State Claim, and (v) a Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction. On February 22, 2008, the court granted the motions to dismiss with regard to all claims, leaving only the antitrust claim pending. On July 15, 2008, the federal antitrust claims were dismissed with prejudice. No material claims remain.

        On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking $4.7 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. We believe the claim is without merit and are defending the lawsuit vigorously.

        On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court. The complaint alleges breach of contract and negligence for allowing Suggs' vehicle to be destroyed. The plaintiff claims that the vehicle in question was the key piece of evidence in support of an anticipated design defect products liability case against American Honda and that the Company is responsible for the spoliation of that evidence. On May 28, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of Copart because our insurance company agreed to fund the settlement, under a reservation of rights. All portions of the settlement requiring court approval have been approved. The lawsuit remains open pending the final funding of the settlement by the insurance company. We are aware, however, that the insurance company intends to claim that we are responsible for a $2 million self-insured retention. We cannot determine that a loss is probable, and we cannot reasonably estimate the amount of a loss regarding this claim, if a claim is made. We intend to vigorously defend any claim made by the insurance company.

        On April 18, 2007, Heather Trafton, as personal representative of the estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Star Auto and Copart in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida. The plaintiff alleges that Manuel Vega, a driver for the independent tow company Carlos Sigas Star Auto, caused the death of decedent, motorcyclist Larry Trafton, by running a red light and colliding with Mr. Trafton at an intersection. Although neither Mr. Sigas nor Mr. Vega are employees of Copart, the plaintiff alleges that we are responsible for the wrongful death of Mr. Trafton. On or about February 6, 2008, we received the plaintiff's initial monetary demand in the amount of $6 million. On September 16, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of Copart. The settlement remains subject to the parties entering into formal settlement agreements, and it must also be approved by the court. However, we believe the ultimate outcome will not have a material impact on our consolidated financial position, results of operations or cash flows.

        On July 14, 2008, we filed a lawsuit against Auto Auction Services Corp. (AASC) in US District Court, Northern District of California. The principal parties are Copart as plaintiff and AASC as defendant. The complaint identifies, but did not name as defendants, various co-conspirators, including Manheim Auctions, Inc. and ADESA, Inc. The complaint primarily alleges that AASC and its co-conspirators engaged in a group boycott and concerted refusal to deal with Copart for the purpose of excluding Copart from effectively providing vehicle auction services to fleet operators, fleet management companies, national or regional banks, finance companies, and leasing companies, all in violation of federal and California antitrust and unfair competition laws. We are seeking injunctive relief and unspecified monetary damages.

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

Intellectual Property and Proprietary Rights

        In June 2003, we filed a provisional US patent application on VB2 in the United States. This provisional patent application was followed by a US utility application filed in July 2003 and a concurrent international application that has since been nationalized and is pending in the Netherlands, Canada, Australia, China, the European Union, Mexico and Japan. The patent was issued by the United States Patent and Trademark Office on January 1, 2008. Generally, patents issued in the US are effective for 20 years from the earliest asserted filing date of the patent application. The duration of foreign patents varies in accordance with the provisions of applicable local law. We are not dependent upon any single patent application and there can be no assurance that any patents will be issued from pending applications or that any patents that are issued will provide meaningful protection or other commercial advantages to us.

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

Seasonality

        Historically, our operating results have been subject to quarterly variations based on a variety of factors, of which the primary influence is the seasonal change in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents.

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

We depend on a limited number of major vehicle sellers. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

        Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. During fiscal 2008, vehicles supplied by our largest seller accounted for approximately 10% of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our recent acquisitions in the UK expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the UK or Europe or seek to establish new yards or facilities to complement the acquired companies' operations. We have no prior experience operating outside North America, and any failure to integrate these recently acquired companies or future UK or European acquisitions into our operations successfully could have an adverse effect on our financial position, results of operations or cash flows.

        During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, or Century, Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited all located within the UK. We may continue to acquire additional companies or operations in the UK or Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets. We have limited experience operating our business outside North America, which presents numerous strategic, operational, and financial risks to us.

        Our recent acquisitions in the UK and continued expansion of our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. For example, in the second quarter of fiscal 2008, we experienced losses associated with credit card fraud in the UK. Although historical practice in the UK market has been to accept credit cards, we have not accepted them in North America and may need to further enhance our security systems to reduce the risk of credit card fraud. In addition, our operating expenses were adversely affected in the second quarter by incremental integration expenses. We have and may continue to incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we have deployed our VB2 vehicle remarketing technologies at all of our operations in the UK and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

        We have limited experience operating our business outside North America and lack familiarity with local laws, regulations and business practices. We will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century and AG Watson have depended on key seller relationships, and we will need to maintain those. If we fail to maintain those relationships it would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

        Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. Our recent acquisitions of Universal, Century, Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited resulted in a significant increase in the amount of goodwill on our balance sheet. As of July 31, 2008, our total goodwill, subject to future impairment testing, was approximately $177 million.

In the UK we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle to buyers.

        The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisitions, because of their size and, also, because the UK operates primarily on the principal model versus the agency model employed in North America, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages, and exposes us to inventory risks including:

  •
  loss from theft or damage;

  •
  loss from devaluation; and

  •
  loss from obsolescence.

Our strategic shift from live sales to an entirely Internet-based sales model presents new risks, including substantial technology risks.

        During 2004, in North America and during 2008 in the United Kingdom we converted all of our sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represented a significant change in the way we conduct business and currently presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

  •
  Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the Netherlands, Canada, Australia, China, the European Union, Mexico and Japan, but we cannot provide any assurances that the patents will actually be issued, or if issued that the patents would not later be found to be unenforceable or invalid.

Our results of operations may not continue to benefit from the implementation of VB2 to the extent we have experienced in recent periods.

        We believe that the implementation of our proprietary VB2 sales technologies across our operations has had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base and increasing the average selling price for vehicles sold through our sales. VB2 was implemented across all of our North American and UK salvage yards beginning in fiscal 2004 and fiscal 2008, respectively. We do not believe, however, that we will continue to experience improvements in our results of operations at the same relative rates we have experienced in the last few years. In addition, we cannot predict whether we will experience the same initial benefits from the implementation of VB2 in the UK market, or in future markets we may enter, that we experienced in North America.

Failure to have sufficient capacity to accept additional cars at one or more of our storage facilities could adversely affect our relationships with insurance companies or other sellers of vehicles.

        Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. As discussed below, Hurricanes Katrina and Rita had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our operating results.

Factors such as mild weather conditions can have an adverse effect on our revenues and operating results as well as our revenue and earnings growth rates by reducing the available supply of salvage vehicles. Conversely, extreme weather conditions can result in an oversupply of salvage vehicles that requires us to incur abnormal expenses to respond to market demands.

        Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as "abnormal" under Statement of Financial Accounting Standards 151, were recognized during the year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

High fuel prices may have an adverse effect on our revenues and operating results as well as our earnings growth rates.

        Increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our percentage incentive program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we will not be able to pass on to our sellers of vehicles. A material increase in tow rates could have a material impact on our operating results.

The salvage vehicle sales industry is highly competitive and we may not be able to compete successfully.

        We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other vehicle remarketing companies with whom we compete directly in obtaining vehicles from insurance companies and other sellers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may have greater financial resources than us. Due to the limited number of vehicle sellers, particularly in the UK, the absence of long-term contractual commitments between us and our sellers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

        We may also encounter significant competition for local, regional and national supply agreements with vehicle sellers. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of vehicle storage facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle sellers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, results of operations and financial condition. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.

        We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. There can be no assurance that we will be able to:

  •
  continue to acquire additional facilities on favorable terms;

  •
  expand existing facilities in no-growth regulatory environments;

  •
  increase revenues and profitability at acquired and new facilities;

  •
  maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions; or

  •
  create new vehicle storage facilities that meet our current revenue and profitability requirements.

As we continue to expand our operations, our failure to manage growth could harm our business and adversely affect our results of operations and financial condition.

        Our ability to manage growth is not only dependent on our ability to successfully integrate new facilities, but also on our ability to:

  •
  hire, train and manage additional qualified personnel;

  •
  establish new relationships or expand existing relationships with vehicle sellers;

  •
  identify and acquire or lease suitable premises on competitive terms;

  •
  secure adequate capital; and

  •
  maintain the supply of vehicles from vehicle sellers.

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

  •
  the introduction of a similar Internet product by a competitor; and

  •
  the ability to obtain necessary permits to operate.

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

        Implementation of VB2 in our operations has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include a patent for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our financial position, results of operations, or cash flows.

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

        We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our North American storage facilities. We also utilize, to a lesser extent, independent subhaulers in the UK. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

If we experience problems with our UK trucking fleet operations, our business could be harmed.

        We utilize a combination of a fleet of company owned trucks and independent subhaulers to pick up and deliver vehicles to and from our UK storage facilities. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

We are partially self-insured for certain losses.

        We are partially self-insured for certain losses related to medical insurance, general liability, workers' compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted. Further, we rely on independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other shareholders.

        Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 26% of our common stock as of July 31, 2008. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Our cash investments are subject to numerous risks.

        We may invest our excess cash in securities or money market funds backed by securities, that may include US treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risks may result in a loss or an impairment to our invested cash and may have a material affect on our financial statements.

Executive Officers of the Registrant

Executive Officers

        Our executive officers and their ages as of July 31, 2008 were as follows:

Name	Age	Position
Willis J. Johnson	61	Chairman of the Board, Chief Executive Officer and Director
A. Jayson Adair	38	President and Director
Vincent W. Mitz	45	Executive Vice President
William E. Franklin	52	Senior Vice President and Chief Financial Officer
Paul A. Styer	52	Senior Vice President, General Counsel and Secretary
Robert H. Vannuccini	41	Senior Vice President of Marketing
David L. Bauer	47	Senior Vice President of Information Technology and Chief Information Officer
Russell D. Lowy	49	Chief Operating Officer
Thomas E. Wylie	57	Senior Vice President of Human Resources
Simon E. Rote	36	Vice President of Finance

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

        Vincent W. Mitz has served as our Executive Vice President since August 2007. From May 1995 until July 2007, Mr. Mitz served as our Senior Vice President of Marketing. Prior thereto, Mr. Mitz was employed by NER Auction Systems from 1981 until its acquisition by Copart in 1995. At NER, Mr. Mitz held numerous positions culminating as Vice President of Sales and Operations for NER's New York region from 1990 to 1993 and Vice President of Sales & Marketing from 1993 to 1995.

        William E. Franklin has served as our Senior Vice President and Chief Financial Officer since March 2004. Mr. Franklin has over 20 years of international finance and executive management experience. From October 2001 to March 2004, he served as the Chief Financial Officer of Ptek Holdings, Inc., an international telecommunications company. Prior to that he was the President and CEO of Clifford Electronics, an international consumer electronics company. Mr. Franklin received a Master's degree in Business Administration from the University of Southern California and his Bachelor's of Science degree in Finance from California State University, Bakersfield. Mr. Franklin is a Certified Public Accountant.

        Paul A. Styer has served as our General Counsel since September 1992, served as our Senior Vice President since April 1995 and as our Vice President from September 1992 until April 1995. Mr. Styer served as one of our directors from September 1992 until October 1993. Mr. Styer has served as our Secretary since October 1993. From August 1990 to September 1992, Mr. Styer conducted an independent law practice. Mr. Styer received a B.A. from the University of California, Davis and a J.D. from the University of the Pacific. Mr. Styer is a member of the State Bar of California.

        Robert H. Vannuccini has served as our Senior Vice President of Marketing since August 2007. Prior thereto, Mr. Vannuccini served as our Vice President of National Accounts from 1999 to 2007 and our Midwest regional Account Manager from 1995 to 1999. Prior to that, Mr. Vannuccini was employed by NER as the Midwest Regional Account Manager from 1994 until its acquisition by Copart in 1995. Prior to his experience at NER, Mr. Vannuccini was an Assistant Vice President with Fleet Financial Group from 1991 to 1994. Mr. Vannuccini received his Bachelor of Business Administration degree in Banking and Finance from Hofstra University, Hempstead, New York in 1988.

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

        Russell D. Lowy has served as our Chief Operating Officer since August 2007. From July 2002 to July 2007, Mr. Lowy served as our Senior Vice President of Operations. Mr. Lowy served as Vice President of Operations, Eastern Division from December 1999 to July 2002. From December 1998 to December 1999, Mr. Lowy served as Director of Training and Auditing. Mr. Lowy served as Assistant Vice President of Operations from 1996 to 1997, Regional Manager of Northern California from 1995 to 1996 and Marketing Manager from 1993 to 1994. Prior to joining us, Mr. Lowy spent nine years with ADP—Claims Solutions Group. Mr. Lowy received a B.S. in Business Administration from California State University, Chico in 1982.

        Thomas E. Wylie has served as our Senior Vice President of Human Resources since September 2003. Mr. Wylie has over 25 years of human resources and organizational change management experience. From January 2001 to November 2003 he served as Vice President, Human Resources, Systems and Administration for the California Division of Kaiser Permanente, a health care organization headquartered in Oakland, California. Prior to that he was the Vice President of Human Resources for Global Business Services, a division of Honeywell International in Morristown, New Jersey. He held several other positions with Honeywell starting in 1979. Mr. Wylie received a bachelor's degree from Hamline University in St. Paul, Minnesota.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 143 operating facilities. In the US, we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we are only in the province of Ontario. In the UK, as of July 31, 2008, we owned or leased 12 operating facilities. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.    Legal Proceedings

        We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

        On July 28, 2006, Foreign Car Sales and Service LLC (FCS) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On August 23, 2007, we filed: (i) a Motion to Dismiss Claims for Improper Venue, (ii) a Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication, (iii) a Motion To Dismiss for Lack of Diversity Jurisdiction, (iv) a Motion to Dismiss Load Out Fee Class Action for Failure to State Claim and (v) a Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction. On February 22, 2008, the court granted the motions to dismiss with regard to all claims, leaving only the antitrust claim pending. On July 15, 2008, the federal antitrust claims were dismissed with prejudice. No material claims remain.

        On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking $4.7 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. We believe the claim is without merit and are defending the lawsuit vigorously.

        On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court. The complaint alleges breach of contract and negligence for allowing Suggs' vehicle to be destroyed. The plaintiff claims that the vehicle in question was the key piece of evidence in support of an anticipated design defect products liability case against American Honda and that we are responsible for the spoliation of that evidence. On May 28, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of Copart because our insurance company agreed to fund the settlement, under a reservation of rights. All portions of the settlement requiring court approval have been approved. The lawsuit remains open pending the final funding of the settlement by the insurance company. We are aware, however, that the insurance company intends to claim that we are responsible for a $2 million self-insured retention. We cannot determine that a loss is probable, and we cannot reasonably estimate the amount of a loss regarding this claim, if a claim is made. We intend to vigorously defend any claim made by the insurance company.

        On April 18, 2007, Heather Trafton, as personal representative of the estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Star Auto and Copart in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida. The plaintiff alleges that Manuel Vega, a driver for the independent tow company Carlos Sigas Star Auto, caused the death of decedent, motorcyclist Larry Trafton, by running a red light and colliding with Mr. Trafton at an intersection. Although neither Mr. Sigas nor Mr. Vega are employees of Copart, the plaintiff alleges that we are responsible for the wrongful death of Mr. Trafton. On or about February 6, 2008, we received the plaintiff's initial monetary demand in the amount of $6 million. On September 16, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of Copart. The settlement remains subject to the parties entering into formal settlement agreements, and it must also be approved by the court. However, we believe the ultimate outcome will not have a material impact on our consolidated financial position, results of operations or cash flows.

        On July 14, 2008, we filed a lawsuit against Auto Auction Services Corp. (AASC) in US District Court, Northern District of California. The principal parties are Copart as plaintiff and AASC as defendant. The complaint identifies, but did not name as defendants, various co-conspirators, including Manheim Auctions, Inc. and ADESA, Inc. The complaint primarily alleges that AASC and its co-conspirators engaged in a group boycott and concerted refusal to deal with Copart for the purpose of excluding Copart from effectively providing vehicle auction services to fleet operators, fleet management companies, national or regional banks, finance companies, and leasing companies, all in violation of federal and California antitrust and unfair competition laws. We are seeking injunctive relief and unspecified monetary damages.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2008 fiscal year.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

        The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2008, there were 83,274,995 shares outstanding. Our common stock has been quoted on the Nasdaq under the symbol "CPRT" since March 17, 1994. As of July 31, 2008, we had 1,614 shareholders of record. On July 31, 2008, the last reported sale price of our common stock on the Nasdaq Global Select Market was $43.86 per share.

Fiscal Year 2008	High	Low
Fourth Quarter	49.34	39.50
Third Quarter	42.83	33.81
Second Quarter	43.27	33.44
First Quarter	38.58	27.90

Fiscal Year 2007	High	Low
Fourth Quarter	31.42	28.11
Third Quarter	30.45	27.36
Second Quarter	31.42	28.52
First Quarter	30.39	26.31

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

Repurchase of Our Common Stock

        In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2008, we repurchased 6,615,764 shares at a weighted average price of $40.70. For the year ended July 31, 2007, we repurchased 2,995,405 shares at a weighted average price of $29.91. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. At the end of fiscal year 2008, the total number of shares repurchased under the program was 13,649,469. As of July 31, 2008, 15,350,531 shares were available for repurchase under our program.

        The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2008
First Quarter	—	—	—	21,966,295
Second Quarter	982,655	$41.67	982,655	20,983,640
Third Quarter	2,779,509	$38.77	2,779,509	18,204,131
Fourth Quarter	2,853,600	$42.24	2,853,600	15,350,531
Fiscal 2007
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	2,995,405	$29.91	2,995,405	1,966,295
Fiscal 2006
First Quarter	—	—	—	—
Second Quarter	366,000	$24.24	366,000	4,961,700
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

Issuances of Unregistered Securities

        There were no issuances of unregistered securities in the quarter ended July 31, 2008.

Performance Graph

        Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed "filed" with the SEC or "Soliciting Material" under the Exchange Act, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

        The following is a line graph comparing the cumulative total return to shareholders of our common stock at July 31, 2008 since July 31, 2003, to the cumulative total return over such period of (i) the Nasdaq Composite Index and (ii) a peer group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., The NASDAQ Composite Index
And A Peer Group

	7/03	7/04	7/05	7/06	7/07	7/08
Copart, Inc.	$100.00	$237.21	$260.77	$284.01	$300.00	$467.59
Nasdaq Composite	$100.00	$110.63	$128.07	$125.91	$153.98	$139.25
Peer Group	$100.00	$189.10	$327.72	$655.41	$495.05	$494.73

*
Assumes that $100.00 was invested on July 31, 2003 in our common stock and in the Nasdaq Stock Market (US) Index and the peer group, and that all dividends were reinvested. No dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.    Selected Financial Data

        The following selected operating and balance sheet data, as of and for the years ended July 31, 2008, 2007, and 2006 have been derived from the audited consolidated financial statements of the Company. The following selected operating and balance sheet data, as of and for the years ended July 31, 2005 and 2004 have been derived from audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

	Fiscal Year Ending July 31,
	2008	2007	2006	2005	2004
	(In 000's except per share and other data)
Operating Data
Revenues	$784,848	$560,680	$528,571	$447,731	$391,014
Operating Income	237,917	203,145	171,562	156,436	124,461
Income from continuing operations before income taxes	249,650	217,421	174,522	164,595	129,921
Income tax expense	(92,718)	(81,083)	(61,862)	(62,772)	(50,929)
Income from continuing operations	156,932	136,338	112,660	101,823	78,992
Income (loss) from discontinued operations, net of income tax effects	—	—	(15,713)	293	228
Net income	156,932	136,338	96,947	102,116	79,220
Basic per share amounts:
Income from continuing operations	$1.80	$1.50	$1.24	$1.13	$0.89
Discontinued operations	$—	$—	$(0.17)	$—	$—

Net income per share	$1.80	$1.50	$1.07	$1.13	$0.89

Weighted average shares	87,412	90,651	90,372	90,162	89,457
Diluted per share amounts:
Income from continuing operations	$1.75	$1.46	$1.21	$1.10	$0.87
Discontinued operations	$—	$—	$(0.17)	$—	$—

Net income per share	$1.75	$1.46	$1.04	$1.10	$0.87

Weighted average shares	89,858	93,455	92,925	92,984	91,537
Balance Sheet Data
Cash, cash equivalents and short-term investments	$38,954	$210,246	$279,850	$253,643	$199,141
Working capital	$84,501	$247,850	$328,017	$293,696	$228,535
Total assets	$956,247	$1,014,600	$899,240	$793,884	$692,981
Total debt	$2,240	$2,793	$—	$—	$16
Shareholders' equity	$798,996	$880,866	$809,970	$709,379	$602,263
Other Data
Number of storage facilities	143	131	122	117	107

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—"Risk Factors" beginning on page 18 of this Form 10-K and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

        Although we believe that, based on information currently available to the Company and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

        We provide vehicle sellers, with a full range of remarketing services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation, or VB2, Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters, however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States, or US, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account.

        Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue and purchased vehicle revenues. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling the vehicles regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, our fees are generally based on a predetermined percentage of the vehicle sales price. Under the fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue, includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and are primarily generated in the UK.

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

        During fiscal 2004 and fiscal 2008, we converted all of our North American and United Kingdom vehicle remarketing facilities, respectively, to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual auction begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

        During the second quarter of fiscal 2006, we adopted a formal plan to discontinue the operations of our public auction business Motors Auction Group, or MAG, and dispose of or convert the related assets. The MAG yards converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

Acquisitions and New Operations

        We have experienced significant growth as we have acquired twenty three vehicle storage facilities and established thirteen new facilities since the beginning of fiscal 2006. All of these acquisitions have been accounted for using the purchase method of accounting.

        As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2008, we acquired eight new facilities in the UK located in Peterlee; Wisbech; Rochford; York; Inverkeithing; Whitburn; Featherstone and Doncaster and in North America, we acquired one facility in Sikeston, Missouri and opened six new facilities in London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota and Prairie Grove, Arkansas. In fiscal 2007, we acquired seven new facilities in the UK located in Sandy; Sandtoft, Sandwich, Westbury, Chester, Denny; and Wootton and in North America we opened new facilities in Baltimore, Maryland; Woodburn, Oregon; and Punta Gorda, Florida. In fiscal 2006, we acquired new facilities in or near Greenwood, Nebraska; Grand Island, Nebraska; York Haven, Pennsylvania; Chambersburg, Pennsylvania; Altoona, Pennsylvania; Fruitland, Maryland; Billings, Montana and opened new facilities in or near Honolulu, Hawaii; Lansing, Michigan; Dover, Florida and Jacksonville, Florida. The Denny, Doncaster and Featherstone facilities were closed prior to July 31, 2008. We believe that these acquisitions and openings strengthen our coverage as we have 143 facilities located in North America and the United Kingdom and are able to provide national coverage for our sellers.

        In April 2008, we completed the acquisition of Simpson Bros. (York) Holdings Limited, a United Kingdom limited liability company (Simpson), which operates one location in York, England. Simpson's primary business activity was the dismantling of automobiles and the sales of salvaged auto parts. In the same month, we also completed the acquisition of Bob Lowe Salvage Pool, Inc., which operates one location in Sikeston, Missouri. In February 2008, we completed the purchase of the assets and business of AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson) which operates two salvage locations in Scotland and two salvage locations in northern England. In August 2007, we completed the acquisition of Century Salvage Sales Limited (Century), a vehicle salvage disposal company with three facilities located in the UK. The total consideration paid for these acquisitions consisted of approximately $38.2 million in cash, net of cash acquired.

        On June 14, 2007, we acquired all the issued share capital of Universal Salvage plc, or Universal, for £2.00 per share (approximately $3.94 based on currency exchange rates on June 14, 2007). Universal, based in the UK and operating exclusively within the UK, is a service provider to the motor insurance and automotive industries. The aggregate acquisition consideration paid by us totaled approximately £60.7 million (approximately $120.0 million based on currency exchange rates on June 14, 2007) and was funded from our available cash resources. We also assumed outstanding indebtedness of Universal totaling approximately £2.3 million ($4.5 million as of June 14, 2007). The acquisition was our first acquisition outside North America and included the seven facilities discussed above.

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

        In addition to growth through acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing new vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle seller agreements, (iii) expanding our service offerings to sellers and buyers, and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Results of Operations

        The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income presented in absolute dollars and as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

  Fiscal 2008 Compared to Fiscal 2007

  Revenues

        The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

	2008	Percentage of Revenue	2007	Percentage of Revenue
North America	$596,965	76%	$545,861	97%
United Kingdom	187,883	24%	14,819	3%

	$784,848	100%	$560,680	100%

        Revenues from continuing operations were approximately $784.8 million during fiscal 2008, an increase of approximately $224.2 million, or 40%, over fiscal 2007. Revenue growth from same store sales in North America, those opened before August 1, 2007, was approximately $46.7 million. Revenue growth from new facilities in North America, those opened or acquired after August 1, 2007, including facilities in or near London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota; Sikeston, Missouri and Prairie Grove, Arkansas was approximately $4.4 million. Of the increase in revenues in fiscal 2008 as compared to fiscal 2007, $173.1 million was attributable to revenues generated in the UK. We entered the UK market through four acquisitions, the first being the acquisition of Universal Salvage in June 2007. Prior to that transaction, we had no UK operations.

        In the UK, we operate primarily on a principle basis purchasing cars outright and reselling them for our own account. Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations. In North America, we operate primarily on an agency basis; selling the car on behalf of the seller and collecting only a service fee. Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car.

         Yard Operation Expenses.    Yard operation expenses from continuing operations were approximately $462.6 million during fiscal 2008, an increase of approximately $168.7 million, or 57.4%, over fiscal 2007. Included in yard expenses is depreciation expense of $32.2 million, of which $4.5 million was attributable to the UK operations and represents an increase of $1.5 million over fiscal 2007. In North America, yard operation expense, excluding depreciation, increased by $11.7 million and was attributable to the increase in the volume of cars processed. UK operations generated yard operating expenses of $170.1 million. Yard operation expenses increased to 58.9% of revenues during fiscal 2008, as compared to 52.4% of revenues during fiscal 2007. In the UK, we operate primarily on a principle basis purchasing the vehicle outright and reselling them for our own account. Accordingly, the purchase price of the vehicle, which was approximately $116.3 million and $9.7 million in fiscal 2008 and 2007, respectively, is reflected in our yard operating expenses. Because the UK operates primarily on the principle basis, its gross margin percentage is significantly lower than the gross margin percentage of the US. Approximately 70% of the vehicles processed in the UK during the year were purchased cars.

        The following sets forth information on gross margin, defined as revenue less yard operation expenses, and percentage of gross margin by geographic region (in thousands, except percentages):

	2008	Percentage of Gross Margin	2007	Percentage of Gross Margin
North America	$304,511	51.0%	$262,402	48.1%
United Kingdom	17,748	9.4%	4,380	29.6%

	$322,259	41.1%	$266,782	47.6%

         General and Administrative.    General and administrative expenses from continuing operations were approximately $84.3 million for fiscal 2008, an increase of approximately $20.7 million, or 32.5%, over fiscal 2007. Included in general and administrative expenses is depreciation and amortization of $10.6 million, an increase of $4.9 million over fiscal 2007. There were two primary drivers for the growth in general and administrative expenses. The first was the additional management, finance, technology, systems and administrative resources required in both the US and in the UK to support the UK operations. The second is the growth in the number of programmers, systems administrators and systems resources required to accelerate the development and deployment of the enhancements to VB2 and to our seller support software and interfaces. General and administrative expenses decreased slightly to 10.7% of revenues during fiscal 2008, as compared to 11.3% of revenues during fiscal 2007. General and administrative expenses include amortization expense relating to intangible assets acquired as part of the UK acquisitions.

         Other Income.    Total other income was approximately $11.7 million during fiscal 2008, a decrease of approximately $2.5 million from fiscal 2007. The decrease is due primarily to a $6.0 million decrease in interest income due to lower interest rates and a lower average cash and investment balance offset by $2.2 million in losses from an equity investment in Lanelogic Corporation (Lanelogic) last year. Other income, which consists primarily of rental income and gain on the sales of assets, increased approximately $1.3 million.

         Income Taxes.    Our effective income tax rates for fiscal 2008 and 2007 were approximately 37.1% and 37.3%, respectively.

         Net Income.    Due to the foregoing factors, we realized net income of approximately $156.9 million for fiscal 2008, compared to net income of approximately $136.3 million for fiscal 2007.

  Fiscal 2007 Compared to Fiscal 2006

  Revenues

        The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

	2007	Percentage of Revenue	2006	Percentage of Revenue
North America	$545,861	97%	$528,571	100%
United Kingdom	14,819	3%	—	—

	$560,680	100%	$528,571	100%

        Revenues from continuing operations were approximately $560.7 million during fiscal 2007, an increase of approximately $32.1 million, or 6% over fiscal 2006. Revenue growth from same store sales in North America, those opened before August 1, 2006, was approximately $15.1 million. Revenue growth from new facilities in North America, those opened after August 1, 2006, including facilities in or near Baltimore, Maryland; Woodburn, Oregon; and Punta Gorda, Florida was approximately $2.2 million. Of the increase in revenues in fiscal 2007 as compared to fiscal 2006, $14.8 million was attributable to revenues generated in the UK from June 14, 2007, the date of our first acquisition in the UK.

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

        The following sets forth information on gross margin, defined as revenue less yard operation expenses, and percentage of gross margin by geographic region (in thousands, except percentages):

	2007	Percentage of Gross Margin	2006	Percentage of Gross Margin
North America	$262,402	48.1%	$230,548	43.6%
United Kingdom	4,380	29.6%	—	—

	$266,782	47.6%	$230,548	43.6%

         General and Administrative.    General and administrative expenses from continuing operations were approximately $63.6 million for fiscal 2007, an increase of approximately $4.7 million, or 7.9%, over fiscal 2006. Included in general and administrative expenses is depreciation and amortization of $5.7 million an increase of $1.2 million over fiscal 2006. Also included are general and administrative costs attributable to the UK operations. Other increases were due to increased payroll costs, professional services and general corporate expansion. These increases were offset by decreased operating lease costs on computer equipment leases, which were bought out during the year and a reduction in legal costs. General and administrative expenses increased slightly to 11.3% of revenues during fiscal 2007, as compared to 11.2% of revenues during fiscal 2006. General and administrative expenses include amortization expense relating to the Universal acquisition.

         Other Income.    Total other income was approximately $14.3 million during fiscal 2007, an increase of approximately $11.3 million from fiscal 2006. The increase is due primarily to a $5.5 million increase in interest income due to higher interest rates and a higher average cash and investments balance and a decrease of $4.6 million in losses from an equity investment in Lanelogic Corporation (Lanelogic). Other income, which consists primarily of rental income and gain on the sales of assets, increased approximately $1.2 million.

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

Liquidity and Capital Resources

        Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents combined with short-term investments decreased by approximately $171.3 million from July 31, 2007 to July 31, 2008, primarily as a result of cash used for the acquisitions of Century Salvage, AG Watson and Simpson Bros., purchases of property and equipment and repurchases of common stock which was offset by cash generated from continuing operations. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers' fees, buyers' fees and reimbursable advances from the proceeds of sold vehicles.

        As of July 31, 2008, we had working capital of approximately $84.5 million, including cash, and cash equivalents of approximately $39.0 million. Cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.

        We believe that our currently available cash and cash equivalents, cash generated from operations and borrowing availability under our bank credit facility will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

  Operating Activities

        Net cash provided by operating activities increased by approximately $12.0 million to $194.1 million during fiscal 2008 when compared to fiscal 2007, due to the increase in net income which was offset in part by the timing of routine changes in working capital items. The increase in net income is primarily the result of increased revenue in fiscal 2008.

        Net cash provided by operating activities increased by approximately $40.8 million to $182.1 million during fiscal 2007 when compared to fiscal 2006, due to the increase in net income which was offset in part to the timing of routine changes in working capital items. The increase in net income is primarily the result of increased revenue in fiscal 2007 and the loss on discontinued operations in the amount of $17.9 million in fiscal 2006, which did not recur in fiscal 2007.

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

  Investing Activities

        During the fiscal years ended July 31, 2008, 2007 and 2006, we purchased approximately $154.4 million, $921.8 million and $717.1 million, respectively of short-term investments, which were offset by the sale of $257.0 million, $967.9 million, $568.4 million, respectively of short-term investments. We historically invested our cash in auction rate notes with ratings of AAA. Prior to October 31, 2007, the end of the first quarter of fiscal 2008, we converted our entire balance of short-term investments to cash and cash equivalents.

        Capital expenditures related to continuing operations (excluding those associated with property and equipment attributable to acquisitions) were approximately $113.4 million, $76.8 million and $97.0 million for fiscal 2008, 2007 and 2006, respectively. Our capital expenditures are primarily related to opening and improving facilities and acquiring yard equipment.

        During the fiscal year ended July 31, 2008, we used approximately $38.2 million in cash for the acquisitions of Century Salvage Sales Limited; Simpson Bros. (York), Ltd; AG Watson Auto Salvage and Motor Spares (Scotland) Limited; and Bob Lowe's Salvage Pool . During the fiscal year ended July 31, 2007, we used approximately $120.0 million in cash for the acquisition of Universal which includes the following seven locations in the UK: Sandy, Sandtoft, Sandwich, Westbury, Chester, Denny, and Wootton. During the fiscal year ended July 31, 2006, we used cash for the acquisition of facilities in or near Billings, Montana; Fruitland, Maryland; Altoona, Pennsylvania; Chambersburg, Pennsylvania; York Haven, Pennsylvania; Greenwood, Nebraska and Grand Island, Nebraska, which had an aggregate cash cost of approximately $23.0 million.

        During the year ended July 31, 2006, we invested approximately $9.0 million for a 50% equity interest in Lanelogic, a Delaware limited liability corporation (Lanelogic). We have no further contractual funding commitment. Based on our evaluation of Lanelogic and the related agreements, management believes that Lanelogic does not constitute a Variable Interest Entity as defined in FIN No. 46, Consolidation of Variable Interest Entities. As a result, our investment has been accounted for under the equity method prescribed by APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

        During the second quarter of fiscal 2007, our Chairman and CEO, made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing. The loan was repaid during the second quarter ended January 31, 2007. We concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic's founder. We did not participate in this additional equity financing into Lanelogic. In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which we are now a stockholder.

        On August 15, 2007, subsequent to the end of our fiscal year, our Chairman and CEO provided a personal guaranty in favor of Dealer Services Corporation as a condition for providing a credit facility to Lanelogic, Inc. a Corporation in which we have a less than controlling interest. The guaranty was approved by our Audit Committee. We have concluded that the personal guaranty does not cause a change in the accounting of Lanelogic as an equity method investment. Dealer Services Corporation cancelled the personal guarantee prior to July 31, 2008.

  Financing Activities

        In fiscal 2008, 2007 and 2006, we generated approximately $12.7 million, $10.9 million and $5.4 million, respectively, through the exercise of stock options.

        In fiscal 2008, 2007 and 2006, we generated approximately $1.7 million, $1.5 million and $1.6 million, respectively, through the issuance of shares under the employee stock purchase program.

        In fiscal 2008, 2007 and 2006, we generated approximately $8.2 million, $4.7 million and $4.2 million, respectively, through changes in our book overdraft.

        In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2008, we repurchased 6,615,764 shares at a weighted average price of $40.70. For the year ended July 31, 2007, we repurchased 2,995,405 shares at a weighted average price of $29.91. For the year ended July 31, 2006, we repurchased 366,000 shares at a weighted average price of $24.24. From February 2003 through July 31, 2008, we repurchased a total of 13,649,469 shares at a weighted average price of $29.21.

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2008 (in thousands):

Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Operating leases(1)	$101,674	$20,001	$47,280	$17,356	$17,037	—
Capital leases(1)	2,183	577	1,316	290	—	—
Tax liabilities(2)	12,219	—	—	—	—	12,219

Total contractual obligations	$116,076	$20,578	$48,596	$17,646	$17,037	12,219

Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Letters of credit	$7,914	$7,914	—	—	—	—

(1)
Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(2)
Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3)
Commercial commitments consists primarily of letters of credit provided for insurance programs and certain business transactions.

  Credit Facilities

        On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and reborrowed until the Maturity Date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the US Prime Rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit

Facility is guaranteed by some of our domestic subsidiaries. As of July 31, 2008, we did not have an outstanding balance under the Credit Facility.

        As part of our acquisition of Universal on June 14, 2007, we acquired three credit facilities with National Westminster Bank Plc. The first facility provides approximately $8.0 million in overdraft protection and working capital. The second and third facilities of approximately $6.0 and $10.0 million, respectively, provide liquidity for acquisitions and investments. Each of these facilities carries an interest rate of the bank's index, which was 5.75% at July 31, 2008, plus .75% and is collateralize by real property. At July 31, 2008 there were no amounts borrowed under these facilities.

Off-Balance Sheet Arrangements

        As of July 31, 2008, we did not have any off-balance sheet arrangements (as defined in item 303(a)(4)(ii) of Regulation S-K).

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

        Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-K. Our significant accounting policies are described in Note 1 to our consolidated financial statements for fiscal 2008. The following is a summary of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

        We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which addresses revenue recognition for units of accounting.

        The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and under most of our current North American contracts, collecting the proceeds from the buyer. We are not entitled to any such seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

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

        We also charge buyers an annual registration fee for the right to participate in our vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although we provide for bad debt expense in the case of non-performance by our buyers or sellers.

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

        We apply the provisions of Statement of Financial Accounting Standards (SFAS), No. 151, Inventory Costs (SFAS 151) to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal" as provided in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required.

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

Income Taxes and Deferred Tax Assets

        We are subject to income taxes in the US, Canada and UK. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective August 1, 2008, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

        Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

        In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities including the Internal Revenue Service and US states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Stock-Based Compensation

        We account for our stock-based awards to employees and non-employees using the fair value method as required by SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on financial position and results of operations.

Retained Insurance Liabilities

        We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our financial position, results of operations or cash flows could be impacted.

Recently Issued Accounting Standards

        For a description of the new accounting standards that affect us, refer to Note 1 to the Consolidated Financial Statements included in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our principal exposures to financial market risk are interest rate and foreign currency risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. As of July 31, 2008, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

        Our exposure to foreign currency transactions gains and losses arises from the translation of the assets and liabilities of our Canadian and UK subsidiaries to US dollars during consolidation. We do not hedge our exposure to the Canadian dollar or the British pound. We do not use derivative financial instruments for speculative or trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The response to this item is submitted as a separate section of this Form 10-K in Item 15. See Part IV, Item 15(a) for an index to the financial statements and supplementary financial information.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this Form 10-K. This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the US SEC's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this Form 10-K in connection with "Management's Report on Internal Control Over Financial Reporting" which is set forth below.

        Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the SEC.

Management's Report on Internal Control Over Financial Reporting

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

        Management assessed our internal control over financial reporting as of July 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. Ernst & Young LLP has issued an attestation report which appears on the following page of this Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

        We have audited Copart, Inc.'s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2008 of Copart, Inc. and our report dated September 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California
September 25, 2008

Limitations on the Effectiveness of Controls

        Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Copart have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive proxy statement for our 2008 Annual Meeting of Shareholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements" in the Company's Proxy Statement.

        Pursuant to General Instruction G(3) of Form 10-K, the information required by this item regarding our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K.

        The information required by this item with respect to material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading "The Nominating and Governance Committee" of our Proxy Statement.

Code of Ethics

        We have adopted the Copart, Inc. Code of Ethics for Principal Executive and Senior Financial Officers (Code of Ethics). The Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

        The Code of Ethics is available at our website, located at http://www.copart.com. It may be found at our website as follows:

  1.
  From our main web page, click on "Investor Relations."

  2.
  Next, click on "Corporate Governance."

  3.
  Finally, click on "Code of Ethics for Principal Executive and Senior Financial Officers."

        We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the Nasdaq Global Market.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference from the Proxy Statement under the heading "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this item is incorporated herein by reference from the Proxy Statement under the headings "Security Ownership" and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference from the Proxy Statement under the heading "Related Party Transactions."

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference from the section captioned "Proposal Two—Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Balance Sheets at July 31, 2008 and 2007	60
		Consolidated Statements of Income for the three years ended July 31, 2008, 2007 and 2006	61
		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended July 31, 2008, 2007 and 2006	62
		Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007 and 2006	63
		Notes to Consolidated Financial Statements	64
	2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	3.	Exhibits: The following Exhibits are filed as part of, or incorporated by reference into this report.

Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant(4)
3.1b	Certificate of Amendment of Articles of Incorporation(4)
3.2	Bylaws of the registrant, as amended(3)
3.2b	Certificate of Amendment of Bylaws(12)
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.(8)
3.4	Certificate of Amendment of Bylaws(10)
4.1	Preferred Stock Rights Agreement, dated as of March 6, 2003, between the Company and Equiserve Trust Company, N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(8)
10.1*	Copart, Inc. 1992 Stock Option Plan, as amended(2)
10.2*	1994 Employee Stock Purchase Plan (as amended December 8, 2003) with form of Subscription Agreement(11)
10.3*	1994 Director Option Plan, with form of Subscription Agreement(11)
10.4*	Copart, Inc. 2001 Stock Option Plan(6)
10.5	Form of Indemnification Agreement, signed by Executive Officers and Directors and the registrant(7)
10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.(7)
10.7	Standard Industrial/Commercial single-tenant lease-net dated as of December 23, 1998 between Wickland Oil Martinez and the registrant(7)

10.8	Lease agreement dated as of September 14, 2001 between Woodmich L.L.C. and the registrant(7)
10.10	Aircraft lease dated as of April 11, 2002 between Fleet Capital Corporation and the registrant(7)
10.11	Amendment No. 1 dated November 1, 2004, to Stock Option Agreement dated as of October 6, 2003 between the registrant and Marvin L. Schmidt(13)
10.12*	Copart Inc. 2007 Equity Incentive Plan(15)
10.13	Form of Performance Share Award Agreement(15)
10.14	Form of Restricted Stock Unit Award Agreement(15)
10.15	Form Restricted Stock Award Agreement(15)
10.16	Form of Stock Option Award Agreement(15)
10.17	Credit Agreement, dated as of March 6, 2008, by and between Copart, Inc. and Bank of America, N.A.(16)
14.01	Code of Ethics for Principal Executive and Senior Financial Officers (adopted September 30, 2003)(9)
14.02	Copart, Inc. Code of Business Conduct (as amended June 5, 2007)(14)
21.1	List of subsidiaries of registrant**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm**
24.1	Power of Attorney (included on page 58)
31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)
Incorporated by reference from exhibit to registrant's Registration Statement on Form S-1, originally filed on January 19, 1994, as amended (File No. 33-74250).

(2)
Incorporated by reference from exhibit to registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 31, 1999.

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

(9)
Incorporated by reference from exhibit to registrant's Form 10 K for its fiscal year ended July 31, 2003, filed with the Securities and Exchange Commission on October 17, 2003.

(10)
Incorporated by reference from exhibit to registrant's Form 10-Q for the quarter ended October 31, 2003, filed with the Securities and Exchange Commission on December 15, 2003.

(11)
Incorporated by reference from exhibit to registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 6, 2004.

(12)
Incorporated by reference from exhibit to registrant's Form 10-K for its fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission on October 14, 2004.

(13)
Incorporated by reference from exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.

(14)
Incorporated by reference from exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2007.

(15)
Incorporated by reference from exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

(16)
Incorporated by reference from exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2008.

*
Denotes a compensation plan in which an executive officer participates

**
Filed herewith

(b)
Exhibits. See response to Item 15(a)(3) above.

(c)
Financial Statement Schedule. See response to Item 15(a)(2) above.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant
COPART, INC.
	By:	/s/ WILLIS J. JOHNSON Willis J. Johnson Chief Executive Officer
September 29, 2008
COPART, INC.
	By:	/s/ WILLIAM E. FRANKLIN William E. Franklin Chief Financial Officer
September 29, 2008

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chief Executive Officer (Principal Executive Officer and Director)	September 29, 2008
/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2008
/s/ A. JAYSON ADAIR A. Jayson Adair	President and Director	September 29, 2008
/s/ JAMES E. MEEKS James E. Meeks	Director	September 29, 2008
/s/ STEVEN D. COHAN Steven D. Cohan	Director	September 29, 2008
/s/ DANIEL ENGLANDER Daniel Englander	Director	September 29, 2008
/s/ BARRY ROSENSTEIN Barry Rosenstein	Director	September 29, 2008
/s/ THOMAS W. SMITH Thomas W. Smith	Director	September 29, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2008, in conformity with US generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective August 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.'s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California
September 25, 2008

COPART, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,954	$107,621
Short-term investments	—	102,625
Accounts receivable, net	111,705	109,895
Vehicle pooling costs	30,787	28,842
Inventories	5,334	5,999
Income taxes receivable	19,041	3,208
Prepaid expenses and other assets	6,932	5,518

Total current assets	212,753	363,708
Restricted cash and investments	—	9,148
Property and equipment, net	510,340	420,664
Intangibles, net	21,901	27,442
Goodwill	177,164	161,645
Deferred income taxes	2,319	7,785
Land purchase options and other assets	31,770	24,208

Total assets	$956,247	$1,014,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$88,883	$85,082
Book overdraft	17,502	9,256
Deferred revenue	14,518	13,897
Income taxes payable	4,005	3,930
Deferred income taxes	2,768	3,219
Other current liabilities	576	474

Total current liabilities	128,252	115,858
Deferred income taxes	14,044	13,998
Income taxes payable	12,219	—
Other liabilities	2,736	3,878

Total liabilities	157,251	133,734

Commitments and contingencies
Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 83,274,995 and 88,333,677 shares issued and outstanding at July 31, 2008 and 2007, respectively	316,673	206,126
Accumulated other comprehensive income	833	4,447
Retained earnings	481,490	670,293

Total shareholders' equity	798,996	880,866

Total liabilities and shareholders' equity	$956,247	$1,014,600

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended July 31,
	2008	2007	2006
Revenues	$784,848	$560,680	$528,571
Operating costs and expenses:
Yard operations	462,589	293,898	298,023
General and administrative	84,342	63,637	58,986

Total operating expenses	546,931	357,535	357,009

Operating income	237,917	203,145	171,562
Other income (expense):
Interest expense	(209)	(83)	(72)
Interest income	7,761	13,727	8,182
Other income, net	4,181	2,848	1,634
Equity in losses of unconsolidated entity	—	(2,216)	(6,784)

Total other income	11,733	14,276	2,960

Income from continuing operations before income taxes	249,650	217,421	174,522
Income taxes	92,718	81,083	61,862

Income from continuing operations	156,932	136,338	112,660
Discontinued operations:
Loss from discontinued operations, net of income tax effects	—	—	(15,713)

Net income	$156,932	$136,338	$96,947

Earnings per share—basic
Income from continuing operations	$1.80	$1.50	$1.24
Loss from discontinued operations	—	—	(0.17)

Basic net income per share	$1.80	$1.50	$1.07

Weighted average common shares outstanding	87,412	90,651	90,372

Earnings per share—diluted
Income from continuing operations	$1.75	$1.46	$1.21
Loss from discontinued operations	—	—	(0.17)

Diluted net income per share	$1.75	$1.46	$1.04

Diluted weighted average common shares outstanding	89,858	93,455	92,925

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Stock
			Accumulated Other Comprehensive Income (Loss)
	Outstanding Shares	Amount		Retained Earnings	Shareholders' Equity
Balances at July 31, 2005	90,337,643	$272,017	$354	$437,008	$709,379
Net income	—	—	—	96,947	96,947
Currency translation adjustment	—	—	(391)	—	(391)

Comprehensive income					96,556
Exercise of stock options, net of repurchased shares	389,800	5,421	—	—	5,421
Employee share-based compensation and related tax benefit	—	5,847	—	—	5,847
Shares issued for Employee Stock Purchase Plan	83,765	1,640	—	—	1,640
Shares repurchased	(366,000)	(8,873)	—	—	(8,873)

Balances at July 31, 2006	90,445,208	276,052	(37)	533,955	809,970
Net income	—	—	—	136,338	136,338
Currency translation adjustment	—	—	4,484	—	4,484

Comprehensive income					140,822
Exercise of stock options, net of repurchased shares	817,140	10,867	—	—	10,867
Employee share-based compensation and related tax benefit	—	7,244	—	—	7,244
Shares issued for Employee Stock Purchase Plan	66,734	1,542	—	—	1,542
Shares repurchased	(2,995,405)	(89,579)	—	—	(89,579)

Balances at July 31, 2007	88,333,677	206,126	4,447	670,293	880,866
Net income	—	—	—	156,932	156,932
Currency translation adjustment	—	—	(3,614)	—	(3,614)

Comprehensive income					153,318
Exercise of stock options, net of repurchased shares	1,500,632	12,675	—	—	12,675
Employee share-based compensation and related tax benefit	—	23,298	—	—	23,298
Shares issued for Employee Stock Purchase Plan	56,450	1,711	—	—	1,711
Share repurchase adjustment (Note 1)	—	95,449	—	(95,449)	—
Shares repurchased	(6,615,764)	(22,586)	—	(246,665)	(269,251)
Adoption of FIN 48	—	—	—	(3,621)	(3,621)

Balances at July 31, 2008	83,274,995	$316,673	$833	$481,490	$798,996

See accompanying notes to consolidated financial statements.

 COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$156,932	$136,338	$96,947
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	17,950
Depreciation and amortization	42,804	37,089	31,456
Allowance for doubtful accounts	349	416	548
Deferred rent	(505)	161	242
Share-based compensation	6,356	3,424	3,530
Loss on sale of property and equipment	123	219	655
Deferred income taxes	5,690	(8,948)	(4,120)
Equity in loss of unconsolidated entity	—	2,216	6,784
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	270	(2,416)	(10,865)
Vehicle pooling costs	(784)	1,104	(1,840)
Inventories	1,489	1,361	(419)
Prepaid expenses and other current assets	(991)	1,388	1,463
Land purchase options and other assets	(7,795)	695	948
Accounts payable and accrued liabilities	1,208	8,648	3,631
Deferred revenue	619	(1,799)	2,918
Income taxes receivable	(21,674)	(875)	(2,064)
Income taxes payable	9,972	3,032	(7,248)

Net cash provided by operating activities from continuing operations	194,063	182,053	140,516
Net cash provided by operating activities from discontinued operations	—	—	688

Net cash provided by operating activities	194,063	182,053	141,204

Cash flows from investing activities:
Purchases of short-term investments	(154,360)	(921,750)	(717,120)
Sales of short-term investments	256,985	967,850	568,395
Restricted cash and purchases of short-term investments	9,148	(9,148)	—
Issuance of long term notes receivable	—	(2,250)	—
Purchases of property and equipment	(113,364)	(76,847)	(97,036)
Proceeds from sale of property and equipment	7,220	26,598	9,556
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	(38,229)	(120,014)	(22,976)
Investment in unconsolidated entity	—	—	(8,892)

Net cash used in by investing activities from continuing operations	(32,600)	(135,561)	(268,073)
Net cash provided by investing activities from discontinued operations	—	—	158

Net cash used in investing activities	(32,600)	(135,561)	(267,915)

Cash flows from financing activities:
Proceeds from the exercise of stock options	12,675	10,865	5,421
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,711	1,542	1,640
Repurchases of common stock	(269,251)	(89,579)	(8,873)
Excess tax benefit from share-based payment arrangements	16,942	3,820	2,317
Change in book overdraft	8,246	4,721	4,180
Principal payments on notes payable	—	(2,033)	—

Net cash (used in) provided by financing activities from continuing operations	(229,677)	(70,664)	4,685
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(229,677)	(70,664)	4,685

Effect of foreign currency translation	(453)	668	(492)

Net decrease in cash and cash equivalents	(68,667)	(23,504)	(122,518)
Cash and cash equivalents at beginning of period	107,621	131,125	253,643

Cash and cash equivalents at end of period	$38,954	$107,621	$131,125

Supplemental disclosure of cash flow information:
Interest paid	$117	$16	$—

Cash paid for income taxes	$85,010	$84,247	$71,542

Non-cash notes receivable from sales of discontinued operations	$—	$—	$10,389

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

  Basis of Presentation and Description of Business

        Copart, Inc. was incorporated under the laws of the State of California in 1982. The consolidated financial statements of Copart, Inc. (the Company) include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (Copart Canada) and Copart, UK (Copart UK). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart UK was incorporated in June 2007. Investments in companies in which the Company exercises significant influence, but the Company does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, we sell directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs and maximize the ultimate sales price.

  Use of Estimates

        The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, long-lived asset impairment calculations and contingencies. Actual results could differ from those estimates.

  Foreign Currency Translation

        The functional currency of the Company is the US dollar. The Canadian dollar and the British pound are the functional currencies of the Company's subsidiaries, Copart Canada, and Copart UK, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. Assets and liabilities of the respective subsidiary's operations are translated into US dollars at period-end exchange rates, and revenues and expenses are translated into US dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

  Fair Value of Financial Instruments

        The amounts recorded for financial instruments in the Company's consolidated financial statements, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2008 and 2007 due to the short-term nature of those instruments.

(1) Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle remarketing services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company's buyer and seller agreements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

        The remarketing services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and under most of the Company's current North American contracts, collecting the proceeds from the buyer. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection.

        In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, the Company has determined that it is not able to separate the services into separate units of accounting because the Company does not have fair value for undelivered items. As a result, the Company does not recognize seller fees until the final seller service has been delivered, which occurs upon collection of the sales proceeds from the buyer for the seller.

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

(1) Summary of Significant Accounting Policies (Continued)

  Advertising

        All advertising costs are expensed as incurred and are included in general and administrative expenses on the Consolidated Statements of Income. Advertising expenses were $1.7 million, $0.7 million and $1.8 million in fiscal 2008, 2007 and 2006, respectively.

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

        The Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

        As a result of the Company's adoption of FIN 48, the Company recognized a $3.6 million cumulative decrease to retained earnings. The Company also recognized a liability for unrecognized tax benefits of $13.3 million, of which $9.1 million (net of tax) would reduce the Company's effective tax rate if recognized in future periods. The interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of August 1, 2007, the Company had $2.6 million of accrued interest and penalties included in unrecognized tax benefits.

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

  Cash, Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. Short-term investments consist primarily of AAA-rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid

(1) Summary of Significant Accounting Policies (Continued)

during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. As of July 31, 2008, the Company had no short-term investments.

        The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations. The Company has classified auction rate securities as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of Shareholders' Equity and Comprehensive Income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

  Book Overdraft

        As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting book overdraft position is included in current liabilities.

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

        The operating results for the year ended July 31, 2006 were adversely affected by incremental costs, characterized as "abnormal" in Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, incurred as a result of hurricanes Katrina and Rita. These additional inventory-type costs, characterized as "abnormal" and charged to yard operations costs, were approximately $0.5 million and $14.1 million for the years ended July 31, 2007 and 2006, respectively. These costs included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes.

        These costs did not include normal expenses associated with the increased unit volume created by the hurricanes, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. As of July 31, 2007, all of the incremental salvage vehicles received as a result of the hurricanes had been sold.

(1) Summary of Significant Accounting Policies (Continued)

  Accounts Receivable

        Accounts receivable, which consist primarily of advance charges due from insurance companies and the gross sales price of the vehicle due from buyers, are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash.

  Concentration of Credit Risk

        Financial instruments, which subject the Company to potential credit risk, consist of its cash and cash equivalents, short-term investments and accounts receivable. The Company adheres to its investment policy when placing investments. The investment policy has established guidelines to limit the Company's exposure to credit expense by placing investments with high credit quality financial institutions, diversifying its investment portfolio, limiting investments in any one issuer or pooled fund and placing investments with maturities that maintain safety and liquidity. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes that the financial risks associated with these financial instruments are minimal.

        The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company's internal collection efforts have been unsuccessful in collecting the amount due. The Company does not have off-balance sheet credit exposure related to its customers and to date, the Company has not experienced significant credit related losses.

        In fiscal 2008, 2007 and 2006, State Farm Insurance accounted for 10%, 11% and 14%, respectively of the Company's revenues. At July 31, 2008 and 2007, State Farm Insurance accounted for 11% of accounts receivable. No other single customer accounted for more than 10% of our revenues for any period presented and at July 31, 2008 and 2007, no other single customer accounted for more than 10% of the Company's trade receivables.

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

  Impairment of Long-Lived Assets

        The Company evaluates long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when the estimated undiscounted future cash flows

(1) Summary of Significant Accounting Policies (Continued)

expected to be generated from the use of the asset are less than the carrying amount of the asset. The impairment loss is then calculated by comparing the carrying amount with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the asset.

  Goodwill and Other Identifiable Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter utilizing a market value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

  Retained Insurance Liabilities

        The Company is partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. The Company's liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company's estimates, the Company's financial position, results of operations or cash flows could be impacted.

  Share-Based Compensation

        Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based on estimated fair value. The Company adopted SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, share-based compensation cost recognized in the fiscal years ended July 31, 2008, 2007 and 2006 includes share-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and share-based compensation expense for all share-based payment awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect their fair value estimate, it is the Company's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

(1) Summary of Significant Accounting Policies (Continued)

        The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	July 31, 2008	July 31, 2007	July 31, 2006
Expected life (in years)	4.7 - 6.7	4.7 - 6.7	4.9 - 6.5
Risk-free interest rate	3.4 - 4.4%	4.6 - 4.9%	4.2 - 5.0%
Estimated volatility factor	31 - 32%	31 - 32%	36 - 42%
Expected dividends	0%	0%	0%
Weighted-average fair value at grant date	$13.81	$10.17	$10.74

        Expected life—The Company's expected life represents the period that the Company's share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

        Estimated volatility factor—The Company uses the trading history and implied volatility of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

        Expected dividend—The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option- pricing formula to determine the fair value of options granted.

        Risk-free interest rate—The Company bases the risk-free interest rate used in the Black-Scholes option-pricing formula on the implied yield currently available on US Treasury zero-coupon issues with the same or substantially equivalent remaining term.

        Estimated forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

        Net cash proceeds from the exercise of stock options were approximately $12.7 million, $10.9 million and $5.4 million for the years ended July 31, 2008, 2007, and 2006, respectively. The Company realized an income tax benefit of approximately $16.9 million, $3.8 million, and $2.3 million from stock option exercises during the years ended July 31, 2008, 2007, and 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

  Comprehensive Income

        Comprehensive income includes all changes in shareholders' equity during a period from non-shareholder sources.

  Segment Reporting

        The Company operates in a single segment providing vehicle sellers, primarily insurance companies, with a full range of services to process and sell salvage vehicles over the Internet through its Virtual Bidding Second Generation (VB2) Internet auction-style sales technology (refer to Note 14).

(1) Summary of Significant Accounting Policies (Continued)

  Reclassifications

        For the year ended July 31, 2008, the Company recorded a $95 million reclassification between its common stock and retained earnings accounts in accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins.

        The Company recorded a $17.5 million and $9.3 million reclassification on the consolidated balance sheets for the years ending July 31, 2008 and 2007, respectively. The Company recorded an $8.2 million, $4.7 million and $4.2 million reclassification on the consolidated statements of cash flows for the years ending July 31, 2008, 2007 and 2006, respectively. These reclassifications were made to reflect the correction in accounting for book overdraft. The reclassifications had no impact on the Company's consolidated statements of income or consolidated statements of shareholders' equity and comprehensive income.

  Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

        In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. As a result, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on its consolidated results of operations and financial position

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred: for example, debt issue costs. The fair value election is irrevocable and generally made on an instrument- by- instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial position.

        In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after

(1) Summary of Significant Accounting Policies (Continued)

December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating the impact that EITF 07-1 will have on its consolidated results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (SFAS 141(R)) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. In the event of an acquisition, the Company will need to evaluate whether or not SFAS 141(R) will have a material impact on its consolidated results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (SFAS 160) which provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a "mezzanine" item between liabilities and equity, and also requires that minority interests be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe SFAS 160 will have a material impact on its consolidated results of operations and financial position.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. During fiscal 2009, the Company will be evaluating the impact of the pending adoption of FSP FAS 142-3 on its fiscal year 2010 consolidated results of operations and financial condition.

(2) Acquisitions

  Fiscal 2008 Transactions

        In April 2008, the Company completed the acquisition of Simpson Bros. (York) Holdings Limited, a UK limited liability company (Simpson), which operates one location in York, England. Simpson's primary business activity was the dismantling of automobiles and the sales of salvaged auto parts. In February 2008, the Company completed the purchase of AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson) which operates two salvage locations in Scotland and two salvage locations in northern England. In August 2007, the Company completed the acquisition of Century Salvage Sales Limited (Century), a vehicle salvage disposal company with three facilities located in the UK. In April 2008, the Company acquired Bob Lowe Salvage Pool, Inc. Bob Lowe Salvage Pool, Inc. operated one salvage location near Sikeston, Missouri. These acquisitions were completed because of their strategic fit and have been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price for the acquisitions reflect a number of factors including future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies they bring to existing operations. In accordance with SFAS 141, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The consideration paid for these acquisitions consisted of approximately $38.2 million in cash, net of cash acquired. The acquired net assets consisted principally of accounts receivable, inventories and vehicle pooling costs, property and equipment, goodwill, accounts payable, deferred tax liabilities, taxes payable, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $13.9 million has been recorded as goodwill. The Company estimates the entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $0.6 million for covenants not to compete relating to these acquisitions, which are being amortized over five years.

        The accompanying consolidated financial statements reflect a combined preliminary allocation of the purchase price for these acquisitions, which is summarized as follows (in thousands):

Tangible assets:
Cash	$18,417
Accounts receivable	2,951
Inventories and vehicle pooling cost	2,579
Property and equipment	21,968
Other tangible assets	437

Total tangible assets	46,352

Total intangible assets	4,848
Goodwill	13,903
Liabilities assumed:
Accounts payable	(3,093)
Deferred tax liability	(2,964)
Taxes payable	(2,400)

Total liabilities assumed	(8,457)

Net assets acquired	$56,646

(2) Acquisitions (Continued)

  Pro-forma Financial Information

        Pro forma financial information for the fiscal 2008 acquisitions does not result in a significant change from actual results.

  Fiscal 2007 Transactions

        In June 2007, the Company completed the acquisition of Universal Salvage plc (Universal) (the Acquisition). Universal, based in the UK, operates seven salvage yards in the UK and is a leading service provider to the motor insurance and automotive industries. Universal specializes in the disposal of accident-damaged, End-of-Life and fee-based non-salvage vehicles. The Acquisition was completed because of its strategic fit with the North American business. The Acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price for Universal reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations.

        In accordance with SFAS No. 141, Universals' net assets acquired and liabilities assumed have been recorded at their fair value. The aggregate purchase price of $120.0 million based on currency exchange rates on June 14, 2007 was funded from the Company's available cash resources. In addition, the Company assumed liabilities of $35.8 million, which included outstanding indebtedness of Universal totaling approximately $4.5 million.

        The accompanying consolidated financial statements reflect the final allocation of the purchase price, which is summarized as follows (in thousands):

Tangible assets:
Cash	$16
Accounts receivable	9,834
Inventories and vehicle pooling cost	7,914
Property and equipment	65,178

Total tangible assets	82,942

Total intangible assets	22,192
Goodwill	50,693
Liabilities assumed:
Accounts payable	(16,058)
Current maturities of long-term debt	(2,231)
Long-term debt	(2,296)
Deferred tax liability	(14,912)
Other	(316)

Total liabilities assumed	(35,813)

Net assets acquired	$120,014

        The Company has allocated approximately $22.2 million to identifiable intangible assets. The intangible assets include finite lived supply contracts, tradenames, software, licenses and databases, which are being amortized over their estimated useful lives, ranging from one to ten

(2) Acquisitions (Continued)

years. Goodwill of $50.7 million recognized in the Acquisition is not expected to be deductible for tax purposes.

        The Company has included the operating results of Universal in its consolidated financial statements from the date of acquisition.

  Pro-forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Universal prior to the Acquisition, on a pro forma basis, as though the companies had been combined as of August 1, 2005 for each period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for all periods presented also includes the business combination accounting effect on conforming Universal's revenue recognition policy to the Company's, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, and related tax effects of these adjustments. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results (unaudited, in thousands, except per share amounts):

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

        Pro forma financial information for the fiscal 2006 acquisitions does not result in a significant change from actual results.

(3) Discontinued Operations and Goodwill Impairment

        During fiscal 2006, the Company adopted a formal plan to discontinue the operations of Motors Auction Group (MAG) and dispose of or convert the related assets. The MAG yards to be converted into salvage facilities will continue to be included in the results of continuing operations on the income statements.

        Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test or on an interim basis if certain indicators are present. The discontinuation of an operating segment is one of those indicators. Accordingly, goodwill was tested for impairment in accordance with the provisions of SFAS No. 142 during the second quarter of 2006. The Company used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of the Company's applicable reporting unit in the interim impairment test of goodwill.

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

        During the second quarter of fiscal 2006, the Company sold the business and related assets of one of the MAG locations for approximately $0.1 million. During the third quarter, the Company sold the business and related assets including the real estate of a second MAG location. The Company received a $12 million promissory note from the buyer as purchase consideration. The promissory note is reflected in land purchase options and other assets at its net present value in the accompanying consolidated balance sheet at July 31, 2008 and 2007. The promissory note bears interest at 7% per annum. Interest only payments on the note are due monthly until maturity on May 28, 2011, at which time the balance of the note is due in full. The note receivable is collateralized by the real estate and is personally guaranteed by the buyer. The buyer is in compliance with the terms of the promissory note and the Company believes the note amount is fully recoverable. The consideration was allocated to the real estate, based on an appraisal, and to the business in proportion to their estimated fair values. The portion of the consideration allocated to the real estate sale totaled $7.1 million. The Company deferred a gain on the sale of the real estate of approximately $2.5 million that will be recognized upon payment of the principal balance of the note receivable. The remaining consideration of $4.9 million is allocated to the sale of the business. The Company recognized a gain on the sale of the business of approximately $3.0 million, which is included in the results of the discontinued operations. During the fourth quarter of fiscal 2006, the Company sold the remainder of the business and related assets excluding the real estate of another MAG location. The Company received a $1.2 million promissory note and $0.2 million in cash from the buyer as purchase consideration. The buyer is in compliance with the terms of the promissory note and the Company believes the note amount is fully recoverable. The promissory note is reflected in land purchase options and other assets at its net present value in the accompanying consolidated balance sheet at July 31, 2007 and 2006. The Company recognized a gain on the sale of the business of approximately $1.3 million, which is included in the results of discontinued operations. As of July 31, 2006, no MAG locations remained. Three of the original six MAG locations were sold and three were converted into salvage facilities.

(3) Discontinued Operations and Goodwill Impairment (Continued)

        Summarized results of operations for MAG is set forth below (in thousands):

	Years Ended July 31,
	2008	2007	2006
Revenues	$—	$—	$6,351

Loss before income taxes	—	—	(17,950)
Income tax expense	—	—	2,237

Net loss from discontinued operations	$—	$—	$(15,713)

        The net carrying values of the assets that were sold, and the related goodwill and other intangibles that were impaired, during fiscal 2006 totaled approximately $28.7 million as of July 31, 2005. This balance consisted of approximately $23.1 million of goodwill, $5.0 million of property and equipment and $0.6 million of intangibles.

(4) Short-term Investments

        Short-term investments consist of the following (in thousands):

	July 31,
	2008	2007
Available-for-sale securities:
Auction rate securities	$—	$102,625

	$—	$102,625

(5) Accounts Receivable, Net

        Accounts receivable consists of the following (in thousands):

	July 31,
	2008	2007
Advance charges receivable	$74,319	$72,628
Trade accounts receivable	39,492	37,891
Other receivables	494	1,627

	114,305	112,146
Less allowance for doubtful accounts	(2,600)	(2,251)

	$111,705	$109,895

        Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

(5) Accounts Receivable, Net (Continued)

        The movements in the allowance for doubtful accounts is as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions Applications to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2008	$2,251	$1,174	$(825)	$2,600

July 31, 2007	$1,820	$2,097	$(1,666)	$2,251

July 31, 2006	$1,272	$1,555	$(1,007)	$1,820

(6) Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	July 31,
	2008	2007
Transportation and other equipment	$61,349	$23,847
Office furniture and equipment	48,269	44,534
Land	261,320	218,144
Buildings and leasehold improvements	333,154	296,860

	704,092	583,385
Less accumulated depreciation and amortization	(193,752)	(162,721)

	$510,340	$420,664

        Depreciation expense on property and equipment was approximately $37.2 million, $35.0 million and $30.8 million for the fiscal years ended July 31, 2008, 2007 and 2006 respectively.

(7) Goodwill

        The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2006	$112,291
Goodwill relating to Universal acquisition during the period (refer Note 2)	49,354

Balance as of July 31, 2007	161,645
Goodwill relating to acquisitions during the period (refer Note 2)	13,903
Purchase price allocation adjustments	1,616

Balance as of July 31, 2008	$177,164

        In accordance with the guidance in SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company's annual impairment tests were performed in the fourth quarter of fiscal 2008 and 2007. The annual results of these tests indicated that goodwill was not impaired. The assessment measured the amount by which the carrying amount of goodwill exceeded the market value of the Company's sole reporting unit. Refer to Note 3, for additional discussion related to the impairment of goodwill from discontinued operations recognized during fiscal 2006. As of July 31, 2008, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million

(8) Intangibles, Net

        Intangible assets consists of the following (in thousands, except remaining useful life):

	July 31 , 2008
	Gross carrying Amount	Accumulated amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,697	$(9,347)	2
Supply contracts	25,239	(5,539)	5
Software	840	(173)	1
Licenses and databases	388	(204)	1

	$37,164	$(15,263)

	July 31 , 2007
	Gross carrying Amount	Accumulated amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,071	$(8,887)	3
Supply contracts	21,889	(421)	6
Tradename	2,964	(35)	10
Software	1,780	(202)	1
Licenses and databases	318	(35)	1

	$37,022	$(9,580)

        Aggregate amortization expense on intangible assets was approximately $5.8 million, $1.4 million and $0.7 million for the fiscal years ended July 31, 2008, 2007, and 2006, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2008 intangible assets is expected to be as follows (in thousands):

2009	$4,867
2010	4,778
2011	4,499
2012	4,045
2013	3,505

(9) Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2008	2007
Trade accounts payable	$13,193	$13,392
Accounts payable to insurance companies	37,294	39,421
Accrued insurance	5,172	4,312
Accrued compensation and benefits	18,012	16,824
Other accrued liabilities	15,212	11,133

	$88,883	$85,082

        The Company is partially self-insured for certain losses related to general liability, workers' compensation and auto liability. Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data, including the severity of our frequency of claims, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate.

(10) Long-Term Debt

        On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and reborrowed until the Maturity Date and bear interest, at the Company's option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the US Prime Rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company's material domestic subsidiaries. As of July 31, 2008, there was no outstanding balance under the Credit Facility.

        As part of our acquisition of Universal on June 14, 2007, the Company acquired three credit facilities with National Westminster Bank Plc. The first facility provides approximately $8.0 million in overdraft protection and working capital. The second and third facilities of approximately $6.0 and

(10) Long-Term Debt (Continued)

$10.0 million, respectively, provide liquidity for acquisitions and investments. Each of these facilities carries an interest rate of the bank's index, which was 5.75% at July 31, 2008, plus .75% and is collateralize by real property. At July 31, 2008, there were no amounts borrowed under these facilities.

(11) Shareholders' Equity

  General

        The Company has authorized the issuance of 180 million shares of common stock, no par value, of which approximately 83,274,995 shares were issued and outstanding at July 31, 2008. As of July 31, 2008 and 2007, the Company has reserved 4,253,053 and 1,337,337 shares of common stock, respectively, for the issuance of options granted under the Company's stock option plans and 926,175 and 982,626 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which were issued or outstanding at July 31, 2008.

  Stock Repurchase

        In October 2007, the Company's Board of Directors approved a 20 million share increase in its stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2008, the Company repurchased 6,615,764 shares at a weighted average price of $40.70. For the year ended July 31, 2007, the Company repurchased 2,995,405 shares at a weighted average price of $29.91. For the year ended July 31, 2006, the Company repurchased 366,000 shares at a weighted average price of $24.24. The total number of shares repurchased under the program as of July 31, 2008 was 13,649,469, leaving 15,350,531 million available under the repurchase program.

  Employee Stock Purchase Plan

        The ESPP provides for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company's ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2008, 2007 and 2006 was 56,450, 66,734 and 83,765, respectively. As of July 31, 2008, 1,573,825 shares of common stock have been issued pursuant to the ESPP and 926,175 shares remain available for purchase under the ESPP.

(11) Shareholders' Equity (Continued)

  Stock Options

        In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 4.0 million shares of the Company's common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company's 2001 Stock Option Plan. At July 31, 2008, 3,956,819 shares were available for future grant under the Plan.

        The following table sets forth stock-based compensation expense included in the Company's Consolidated Statements of Income (in thousands):

	Years Ended July 31,
	2008	2007	2006
Yard operations	$1,058	$910	$700
General and administrative	5,293	2,572	1,600

        There were no compensation costs capitalized as part of the cost of an asset as of July 31, 2008 and 2007.

        A summary of the status of the Company's non-vested shares as of July 31, 2008 and changes during fiscal 2008 is as follows:

	Number of Shares (000's)	Weighted- average Grant- date Fair Value
Non-vested shares at July 31, 2007	1,076	$8.54
Grants of options	1,074	$13.81
Vested	(504)	$7.16
Forfeitures or expirations	(42)	$8.93

Non-vested shares at July 31, 2008	1,604	$12.49

        Option activity for the year ended July 31, 2008 is summarized as follows:

	Shares (in 000s)	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at July 31, 2007	5,226	$13.20	—	—
Grants of options	1,074	$34.34	—	—
Exercises	(1,467)	$8.17	—	—
Forfeitures or expirations	(42)	$20.05	—	—

Outstanding at July 31, 2008	4,791	$19.41	5.26	$117,116

Exercisable at July 31, 2008	3,187	$13.67	3.64	$96,196

Vested and expected to vest at July 31, 2008	4,505	$19.31	5.23	$110,617

(11) Shareholders' Equity (Continued)

        As required by SFAS 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the year ended July 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2008. The aggregate intrinsic value of options exercised was approximately $52.4 million, $12.1 million and $4.9 million in the fiscal years ended July 31, 2008, 2007 and 2006, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the dates exercised. As of July 31, 2008, the total compensation cost related to non-vested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $15.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average term of 3.31 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2008, 2007 and 2006 is $3.6 million, $4.4 million and $2.2 million, respectively.

        A summary of stock options outstanding and exercisable at July 31, 2008 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2008 (in 000s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2008 (in 000s)	Weighted- Average Exercise Price
$4.46 - $8.80	944	2.14	$6.04	932	$6.01
$9.03 - $14.75	879	2.92	$11.16	876	$11.16
$16.70 - $23.73	963	4.33	$17.92	876	$17.74
$24.03 - $40.44	2,005	8.21	$30.05	503	$25.17

	4,791	5.26	$19.41	3,187	$13.67

        On March 6, 2003, the Company's Board of Directors declared a dividend of one right (a Right) to purchase one-thousandth share of the Company's Series A Participating Preferred Stock for each outstanding share of Common Stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at an exercise price of $120.48.

        In general, subject to certain limited exceptions, the Rights become exercisable when a person or group acquires 15% or more of the Company's common stock or a tender offer or exchange offer for 15% or more of the Company's common stock is announced or commenced. After any such event, the Company's other shareholders may purchase an additional $120.48 worth of additional shares of the Company's common stock at 50% of the then-current market price. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Company's Board of Directors. The Rights may be redeemed by the Company at $0.001 per Right at any time before any person or group acquires 15% or more of our outstanding common stock.

(12) Income Taxes

        Income (loss) from continuing operations before taxes consists of the following (in thousands):

	Years ended July 31
	2008	2007	2006
US	$247,719	$215,538	$174,636
Non US	1,931	1,883	(114)

Total income before taxes	$249,650	$217,421	$174,522

        The Company's income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2008	2007	2006
Federal:
Current	$80,554	$79,760	$62,754
Deferred	4,683	(6,202)	(4,264)

	85,237	73,558	58,490

State:
Current	6,906	7,430	3,895
Deferred	215	(418)	(523)

	7,121	7,012	3,372

Foreign:
Current	313	2,331	—
Deferred	47	(1,818)	—

	360	513	—

	$92,718	$81,083	$61,862

        A reconciliation by year of the expected US statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.9	3.3	1.9
Compensation and fringe benefits	0.2	0.2	0.3
Other differences	(1.0)	(1.2)	(1.8)

Effective tax rate	37.1%	37.3%	35.4%

(12) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	Years Ended July 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$923	$847
Accrued compensation and benefits	4,610	2,149
State taxes	1,211	1,868
Accrued other	1,634	1,831
Deferred revenue	2,124	1,847
Property and equipment	7,676	13,466
State net operating losses	660	819
Foreign net operating loss	—	351

Total gross deferred tax assets	18,838	23,178
Less valuation allowance	(584)	(959)

Net deferred tax assets	18,254	22,219

Deferred tax liabilities:
Vehicle pooling costs	(9,856)	(9,715)
Prepaid insurance	(619)	(617)
Intangibles and goodwill	(22,272)	(21,319)

Total gross deferred tax liabilities	(32,747)	(31,651)

Net deferred tax liability	$(14,493)	$(9,432)

        The above net deferred tax liability has been reflected in the accompanying balance sheets as follows (in thousands):

	July 31,
	2008	2007
North America current liabilities	$2,768	$3,219
North America non-current liabilities (assets)	(2,319)	(7,785)
UK non-current liabilities	14,044	13,998

Net deferred tax liability	$14,493	$9,432

        The Company's ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets are uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2008 and 2007 was approximately $0.6 million and $1.0 million, respectively, which is a net decrease of $0.4 million.

        The Company adopted FIN 48 as of August 1, 2007. The cumulative effect of adopting FIN 48 was a decrease to the Company's retained earnings of approximately $3.6 million. The total unrecognized tax benefits as of the date of adoption was $13.3 million. At July 31, 2008, the Company had an unrecognized tax benefit of $12.2 million of which $8 million, if recognized, would favorably affect the effective income tax rate in future periods. It is possible that the amount of

(12) Income Taxes (Continued)

unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

        The following table summarizes the activities related to the Company's unrecognized tax benefits (in thousands):

Balance as of August 1, 2007	$13,300
Increases related to current year tax positions	1,800
Prior year tax positions:
Decreases	(200)
Cash settlement	(200)
Lapse of statute of limitations	(2,500)

Balance at July 31, 2008	$12,200

        It is the Company's continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2008, the Company had accrued interest related to the unrecognized tax benefits of $2.6 million.

        The Company is currently under audit by the IRS for fiscal year 2006, and by states such as New York and Connecticut for fiscal years 2004, 2005 and 2006. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2005, with the exception of New York and Connecticut.

        In fiscal 2008, 2007 and 2006, the Company recognized a tax benefit of approximately $16.9 million, $3.8 million and $2.3 million, respectively, upon the exercise of certain stock options which is reflected in shareholders' equity.

        The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, because it plans to permanently reinvest the earnings of its foreign operations as of July 31, 2008. At July 31, 2008, the unrecognized deferred tax liability for these earnings was approximately $2.6 million. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

(13) Net Income Per Share

        The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2008	2007	2006
Weighted average common shares outstanding	87,412	90,651	90,372
Effect of dilutive securities-stock options	2,446	2,804	2,553

Diluted weighted average common shares outstanding	89,858	93,455	92,925

        There were no adjustments to net income required in calculating diluted net income per share. Options to purchase approximately 40,000, 110,000 and 42,000 shares of our common stock at an average price of $40.44, $29.76 and $27.22 per share were outstanding at July 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares.

(14) Segments and Other Geographic Information

        Operating segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker with respect to the allocation of resources and performance. The Company considers itself to operate in a single operating segment, specifically providing vehicle sellers with a full range of remarketing services to process and sell vehicles over the Internet through the Company's Virtual Bidding Second Generation (VB2) Internet auction-style sales technology.

        The following geographic data is provided in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2008	2007	2006
United States	$591,600	$541,801	$526,456
Canada	5,365	4,060	2,115

North America	596,965	545,861	528,571
United Kingdom	187,883	14,819	—

	$784,848	$560,680	$528,571

        Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	July 31,
	2008	2007
United States	$568,459	$512,346
Canada	5,581	5,661

North America	574,040	518,007

United Kingdom	169,454	132,885

	$743,494	$650,892

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

(15) Commitments and Contingencies (Continued)

        At July 31, 2008, future minimum lease commitments under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Operating Leases
2009	$19,999
2010	18,332
2011	16,254
2012	12,694
2013	8,819
Thereafter	25,576

$101,674

        Facilities rental expense for the fiscal years ended July 31, 2008, 2007 and 2006 aggregated approximately $16.9 million, $16.7 million and $18.0 million, respectively. Yard operations equipment rental expense for the fiscal years ended July 31, 2008, 2007 and 2006 aggregated approximately $3.8 million, $4.6 million and $4.4 million, respectively.

  Commitments

  Letters of Credit

        The Company had outstanding letters of credit of $7.9 million at July 31, 2008. These letters of credit secure certain insurance obligations.

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

        On July 28, 2006, Foreign Car Sales and Service LLC (FCS) filed suit against Copart in the United States District Court for the Middle District of Louisiana, originally alleging antitrust violations and unfair trade practices. Relief sought originally included class certification based on both unfair trade practices and Sherman Act violations, damages, fees, costs and expenses. On August 23, 2007, the Company filed: (i) a Motion to Dismiss Claims for Improper Venue, (ii) a Motion to Dismiss for Failure to Join Persons Needed for Just Adjudication, (iii) a Motion To Dismiss for Lack of Diversity Jurisdiction, (iv) a Motion to Dismiss Load Out Fee Class Action for Failure to State Claim

(15) Commitments and Contingencies (Continued)

and (v) a Motion to Dismiss Load Out Fee Class Action for Lack of Diversity Jurisdiction. On February 22, 2008, the court granted the motions to dismiss with regard to all claims, leaving only the antitrust claim pending. On July 15, 2008, the federal antitrust claims were dismissed with prejudice. No material claims remain.

        On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking $4.7 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. The Company believes the claim is without merit and is defending the lawsuit vigorously.

        On November 30, 2007, Tracy Utterback Suggs filed suit against Copart in Harris County, Texas District Court. The complaint alleges breach of contract and negligence for allowing Suggs' vehicle to be destroyed. The plaintiff claims that the vehicle in question was the key piece of evidence in support of an anticipated design defect products liability case against American Honda and that the Company is responsible for the spoliation of that evidence. On May 28, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of the Company because Copart's insurance company agreed to fund the settlement, under a reservation of rights. All portions of the settlement requiring court approval have been approved. The lawsuit remains open pending the final funding of the settlement by the insurance company. The Company is aware, however, that the insurance company intends to claim that the Company is responsible for a $2 million self-insured retention. The company cannot determine that a loss is probable, and it cannot reasonably estimate the amount of a loss regarding this claim, if a claim is made. The Company intends to vigorously defend any claim made by the insurance company.

        On April 18, 2007, Heather Trafton, as personal representative of the estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Star Auto and Copart in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida. The plaintiff alleges that Manuel Vega, a driver for the independent tow company Carlos Sigas Star Auto, caused the death of decedent, motorcyclist Larry Trafton, by running a red light and colliding with Mr. Trafton at an intersection. Although neither Mr. Sigas nor Mr. Vega are employees of Copart, the plaintiff alleges that the Company is responsible for the wrongful death of Mr. Trafton. On or about February 6, 2008, the Company received the plaintiff's initial monetary demand in the amount of $6 million. On September 16, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of the Company. The settlement remains subject to the parties entering into formal settlement agreements, and it must also be approved by the court. However, the Company believes the ultimate outcome will not have a material impact on its consolidated financial position, results of operations or cash flows.

        On July 14, 2008, the Company filed a lawsuit against Auto Auction Services Corp. (AASC) in US District Court, Northern District of California. The principal parties are Copart as plaintiff and AASC as defendant. The complaint identifies, but did not name as defendants, various co-conspirators, including Manheim Auctions, Inc. and ADESA, Inc. The complaint primarily alleges that AASC and its co-conspirators engaged in a group boycott and concerted refusal to deal with Copart for the purpose of excluding Copart from effectively providing vehicle auction services to fleet operators, fleet management companies, national or regional banks, finance companies, and leasing companies, all in violation of federal and California antitrust and unfair competition laws. The Company is seeking injunctive relief and unspecified monetary damages.

        The Company accrues for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results

(15) Commitments and Contingencies (Continued)

of operations, the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.

  Environmental Matters

        In connection with the acquisition of the Dallas, Texas facility in 1994, the Company set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. The Company began the stabilization process in 1996 and completed it in 1999. The Company paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, the Company's environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. The Company's consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which the Company received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed the Company to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company's environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, the Company requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified the Company that they did not concur with our consultant's conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to the Company's proposal for surface water sampling. In March 2008, the Company's environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling is anticipated to be performed in September or October, 2008. The Company is not assured of receiving the no-further-action letter and may incur further liabilities if the stabilization process proves ineffective, or if later testing of surface or ground water reflects concentrations of

(15) Commitments and Contingencies (Continued)

lead which exceed Texas surface or ground water quality standards. In addition, in 1994, the Company detected a small quantity of two hazardous substances in a temporary groundwater monitoring well at the Dallas facility. The Company's environmental consultants concluded that both substances arose from an off-site source and no further action was recommended.

        The Company does not believe that any of the above environmental matters will, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(16) Guarantees—Indemnifications to Officers and Directors

        The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of this Form 10-K, with the members of its Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of its Board of Directors.

(17) Related Party Transactions

        The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.3 million, $0.4 million and $0.5 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively, and expire on various dates through 2012. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.3 million for the fiscal years ended July 31, 2008, 2007 and 2006.

        On July 2, 2007, the Company repurchased in a private transaction 1,100,000 shares of its common stock held jointly by James Grosfeld, one of the Company's directors, and his wife, and 73,000 shares of its common stock held by a charitable foundation established by Mr. and Mrs. Grosfeld. The price paid for the repurchased shares was $30.77 per share, the closing market price of the Company's common stock as quoted on the Nasdaq Global Market on July 2, 2007. The repurchase of these shares was pre-approved by the Audit Committee of its Board of Directors, with Mr. Grosfeld abstaining.

        On February 15, 2008 the Company exercised its option to purchase land that had been leased from the estate of James P. Meeks, the deceased father of James E. Meeks who is the former Executive Vice President and Chief Operating Officer of the Company and a current member of its Board of Directors. The purchase price was established through two appraisals and the transaction was approved by the Audit Committee of the Company's Board of Directors.

        On June 5, 2008, the Company entered into an agreement with Willis J. Johnson, its Chief Executive Officer and a member of the Board of Directors, pursuant to which the Company acquired 600,000 shares of its common stock at a price of $47.55 per share, or an aggregate purchase price of $28,530,000. The settlement date for the acquisition of the common stock was on or about June 12, 2008, and the purchase was made pursuant to the Company's existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company's common stock on June 5, 2008 (as reported by The NASDAQ Stock Market), less $0.25 per share. The repurchase was approved by the disinterested members of the Board of Directors and the Audit Committee of the Board of Directors.

(17) Related Party Transactions (Continued)

        On July 2, 2008, the Company entered into an agreement with Willis J. Johnson, its Chief Executive Officer and a member of the Board of Directors, pursuant to which the Company acquired 1,500,000 shares of its common stock at a price of $40.00 per share, or an aggregate purchase price of $60,000,000. The settlement date for the acquisition of the common stock was July 11, 2008, and the purchase was made pursuant to the Company's existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company's common stock on July 1, 2008 (as reported by The NASDAQ Stock Market), less 5.5% or $2.35 per share. The members of the Board of Directors had independent discussions among themselves and agreed in principle to the terms of the repurchase on July 1, 2008. On July 2, 2008, this repurchase was formally approved by the members of the Company's Board of Directors and the Audit Committee of the Company's Board of Directors.

        There were no amounts due or from related parties at July 31, 2008 and 2007.

(18) Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all US employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of approximately $0.4 million, $0.4 million and $0.3 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively, related to this plan.

        The Company also sponsors an additional defined contribution plan for most of its UK employees, which is available to all UK employees who meet minimum service requirements. The Company matches up to 5% of employee contributions.

(19) Investment in Unconsolidated Entity

        During the year ended July 31, 2006, the Company paid approximately $9.0 million for non-controlling equity interest in Lanelogic, a Delaware limited liability corporation (Lanelogic). The Company has no further contractual funding commitment. Based on the Company's evaluation of Lanelogic and the related agreements, management believes that Lanelogic does not constitute a Variable Interest Entity as defined in FIN No. 46, Consolidation of Variable Interest Entities. As a result, the Company's investment has been accounted for under the equity method prescribed by APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

        During the second quarter ended January 31, 2007, the Company's Chairman and CEO, made a personal unsecured loan to Lanelogic to prevent a restriction of working capital from disrupting its business as Lanelogic sought additional equity financing. The loan was repaid during the second quarter ended January 31, 2007. The Company has concluded that the personal unsecured loan did not cause a change in the accounting of Lanelogic as an equity method investment. During the second quarter ended January 31, 2007, Lanelogic received a strategic equity investment totaling approximately $10 million from two new investment groups as well as Lanelogic's founder. The Company did not participate in this additional equity financing into Lanelogic. In addition, Lanelogic converted from a limited liability company to a Delaware Corporation, of which the Company is now a stockholder.

        The Company has discontinued recording its share of the losses of Lanelogic because it has no commitment to provide further funding.

        On August 15, 2007, the Company's Chairman and CEO provided a personal guaranty in favor of Dealer Services Corporation as a condition for providing a credit facility to Lanelogic, Inc. a

(19) Investment in Unconsolidated Entity (Continued)

corporation in which Copart has a non-controlling interest. The guaranty was approved by the Company's Audit Committee. The Company has concluded that the personal guaranty does not cause a change in the accounting of Lanelogic as an equity method investment. Dealer Services Corporation cancelled the personal guarantee prior to July 31, 2008.

(20) Noncash Financing and Investing Activities

        In fiscal 2008, 2007 and 2006, the Company received 2,319, 6,597 and 4,378 shares of common stock, respectively as payment for the exercise of 9,962, 18,462 and 8,678 shares of common stock under the 1992 Stock Option Plan and/or 2001 Stock Option Plan, respectively. The Company retired these shares upon receipt.

(21) Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2008	First	Second	Third	Fourth
Revenues	$183,957	$173,459	$221,150	$206,282

Operating income	$56,627	$47,235	$68,684	$65,372

Income from continuing operations	$60,166	$50,589	$70,874	$68,022

Net income	$37,610	$32,026	$46,477	$40,820

Basic net income per share	$0.42	$0.36	$0.53	$0.48

Diluted net income per share	$0.41	$0.35	$0.52	$0.47

	Fiscal Quarter
Fiscal Year 2007	First	Second	Third	Fourth
Revenues	$132,121	$128,925	$145,652	$153,982

Operating income	$46,893	$45,164	$57,229	$53,860

Income from continuing operations	$48,355	$48,692	$62,025	$58,349

Net income	$30,345	$30,392	$38,867	$36,734

Basic net income per share	$0.34	$0.33	$0.43	$0.41

Diluted net income per share	$0.32	$0.32	$0.41	$0.40

(1)
Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

QuickLinks

Annual Report on Form 10-K for the Fiscal Year Ended July 31, 2008
TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Copart, Inc., The NASDAQ Composite Index And A Peer Group
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COPART, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
COPART, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
COPART, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands, except share amounts)
COPART, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)