Form 10-Q
period 2008-10-31
COPART INC
filed 2008-12-10
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2008

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

YES     ☐     NO     ☒

Number of shares of Common Stock outstanding as of December 9, 2008: 83,341,375

Copart, Inc.

Index to the Quarterly Report

October 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 31, 2008	July 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$50,770	$38,954
Accounts receivable, net	118,508	111,705
Vehicle pooling costs	32,475	30,787
Inventories	4,329	5,334
Income taxes receivable	7,264	19,041
Prepaid expenses and other assets	7,538	6,932
Total current assets	220,884	212,753
Property and equipment, net	514,908	510,340
Intangibles, net	17,024	21,901
Goodwill	165,366	177,164
Deferred income taxes	6,010	6,938
Land purchase options and other assets	25,370	27,151
Total assets	$949,562	$956,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,329	$88,883
Book overdraft	7,579	17,502
Deferred revenue	15,409	14,518
Income taxes payable	10,692	4,005
Deferred income taxes	3,854	2,768
Other current liabilities	—	576
Total current liabilities	114,863	128,252
Deferred income taxes	11,197	14,044
Income taxes payable	13,545	12,219
Other liabilities	2,829	2,736
Total liabilities	142,434	157,251
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 83,337 and 83,275 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	318,844	316,673
Accumulated other comprehensive income (loss)	(30,460)	833
Retained earnings	518,744	481,490
Total shareholders’ equity	807,128	798,996
Total liabilities and shareholders’ equity	$949,562	$956,247

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended October 31,
	2008	2007
Revenues	$191,569	$183,957

Operating costs and expenses:
Yard operations	111,999	105,565
General and administrative	20,085	21,765
Total operating costs and expenses	132,084	127,330
Operating income	59,485	56,627
Other income:
Interest income, net	581	2,743
Other income	1,254	796
Total other income	1,835	3,539
Income before income taxes	61,320	60,166
Income taxes	24,066	22,556
Net income	$37,254	$37,610

Earnings per share-basic
Basic net income per share	$0.45	$0.42
Weighted average common shares outstanding	83,283	88,558

Earnings per share-diluted
Diluted net income per share	$0.44	$0.41
Weighted average common shares and dilutive potential common shares outstanding	85,320	90,686

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$37,254	$37,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,709	11,004
Allowance for doubtful accounts	(56)	35
Deferred rent	(73)	12
Share-based compensation	1,500	2,061
Loss(gain) on sale of property and equipment	527	(27)
Deferred income taxes	1,721	(1,948)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,828)	(5,593)
Vehicle pooling costs	(2,521)	(889)
Inventory	225	(1,623)
Prepaid expenses and other current assets	(1,020)	439
Land purchase options and other assets	(276)	(458)
Accounts payable and accrued liabilities	(8,308)	(5,650)
Deferred revenue	921	253
Income taxes receivable	11,777	3,208
Income taxes payable	8,812	17,258
Net cash provided by operating activities	52,364	55,692

Cash flows from investing activities:
Purchases of short-term investments	—	(154,360)
Sales of short-term investments	—	256,985
Restricted cash	—	9,148
Purchases of property and equipment	(29,200)	(19,911)
Proceeds from sale of property and equipment	165	97
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	—	(10,086)
Net cash provided by (used in) investing activities	(29,035)	81,873

Cash flows from financing activities:
Proceeds from the exercise of stock options	620	7,507
Excess tax benefit from share-based payment arrangements	54	5,540
Change in book overdraft	(9,923)	(1,784)
Net cash provided by (used in) financing activities	(9,249)	11,263

Effect of exchange rate changes on cash	(2,264)	877

Net increase in cash and cash equivalents	11,816	149,705

Cash and cash equivalents at beginning of period	38,954	107,621
Cash and cash equivalents at end of period	$50,770	$257,326

Supplemental disclosure of cash flow information:
Income taxes paid	$2,016	$415

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

October 31, 2008

(Unaudited)

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Copart, Inc. (the Company) provides vehicle sellers with a full range of remarketing services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of remarketing services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States, or US, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, the Company operates primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for its own account.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly-owned subsidiaries, Copart Canada, Inc. (Copart Canada) and Copart UK Limited (Copart UK). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart UK was incorporated in June 2007. Investments in companies with respect to which the Company exercises significant influence but does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2008 and July 31, 2008, and its consolidated statements of income and cash flows for the three months ended October 31, 2008 and October 31, 2007. Interim results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2009. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

The Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement.

Foreign Currency Translation

The functional currency of the Company is the US dollar. The Canadian dollar and the British pound are the functional currencies of the Company’s foreign subsidiaries, Copart Canada and Copart UK, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into US dollars at period-end exchange rates, and revenues and expenses are translated into US dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle remarketing services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company’s buyer and seller agreements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

The remarketing services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of the Company’s current North American contracts, collecting the proceeds from the buyer. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection.

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

The Company provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of EITF 00-21 to determine whether the Company has met the requirements to separate the services into units of accounting within a multi-element arrangement. The Company has concluded that the sale service and the post-sale services are separate units of accounting. The fees for the auction service are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

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

NOTE 2 – Cash and Cash Equivalents

On August 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of October 31, 2008, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$27,303	$—	$—	$—	$27,303
Money market funds	23,467	—	—	—	23,467
Total	$50,770	$—	$—	$—	$50,770

The Company invests its excess funds in money market funds comprised of securities issued by corporations, banks, municipalities and financial holding companies. The Company’s cash and cash equivalents are placed with high credit quality financial institutions. Additionally, the Company diversifies its investment portfolio in order to maintain safety and liquidity and it does not hold auction-rate or mortgage-backed securities.

NOTE 3 — Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard and fleet expenses associated with vehicles consigned to and received by the Company but not sold as of the balance sheet date. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

NOTE 4 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2008	2007
Basic weighted average shares outstanding	83,283	88,558

Effect of dilutive securities - stock options	2,037	2,128

Diluted weighted average shares outstanding	85,320	90,686

Options to purchase 40,000 and 970,000 shares of common stock at a weighted average price of $40.44 and $34.39 per share were outstanding during the three months ended October 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock during the respective periods and including these options would have an anti-dilutive impact.

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2008	July 31, 2008
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	20,598	25,239
Software	685	840
Licenses and databases	317	388
Accumulated amortization	(15,273)	(15,263)
Net intangibles	$17,024	$21,901

Aggregate amortization expense on amortizable intangible assets was $1.2 million and $1.4 million for the three months ended October 31, 2008 and 2007, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2008	$177,164
Goodwill recorded during the period	—
Effect of foreign currency exchange rates	(11,798)
Balance as of October 31, 2008	$165,366

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three-month periods ended October 31, 2008 and October 31, 2007 include compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2008	4,791	$19.41
Grants of options	215	$39.55
Exercises	(14)	$20.93
Forfeitures or expirations	(6)	$26.38

Outstanding at October 31, 2008	4,986	$20.27	5.22	$74,162

Exercisable at October 31, 2008	3,482	$15.08	3.80	$69,008

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 4,945,645 options that were in-the-money at October 31, 2008.

In September 2007, James Grosfeld and Harold Blumenstein, who served as members of the Company’s Board of Directors since 1993 and 1994, respectively, resigned from the Board to pursue other business and personal interests. In connection with their resignations, the Board of Directors exercised its discretion pursuant to the terms of the 2001 Stock Option Plan to accelerate the vesting of all unvested shares of the Company’s common stock subject to options held by Mr. Grosfeld and Mr. Blumenstein. As of September 6, 2007, Mr. Grosfeld and Mr. Blumenstein each held options to acquire 86,000 shares of common stock, of which 14,316 per director were unvested. In addition, the board approved amendments to outstanding option agreements with Mr. Grosfeld and Mr. Blumenstein to extend the period in which they will be able to exercise their options following their resignation until the earlier of September 14, 2012 or the date the option would otherwise have terminated by its terms assuming they had continued to serve as members of the board of directors.  As a result of the amendment to the outstanding option agreements, the Company recognized a share-based compensation expense of approximately $1.0 million during the quarter ended October 31, 2007.

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the three months ended October 31, 2008 and 2007.  The total number of shares repurchased under the program as of October 31, 2008 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

NOTE 8 — Segments and Other Geographic Reporting

Operating segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker with respect to the allocation of resources and performance. The Company considers itself as operating in a single operating segment, specifically providing vehicle sellers with a full range of remarketing services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology.

The following geographic data is provided in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended October 31,
	2008	2007
United States	$150,872	$138,901
Canada	1,283	1,274
North America	152,155	140,175
United Kingdom	39,414	43,782
	$191,569	$183,957

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Three Months Ended October 31,
	2008	2007
United States	$587,071	$516,589
Canada	5,125	6,212
North America	592,196	522,801
United Kingdom	136,482	147,377
	$728,678	$670,178

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended October 31,
	2008	2007
Net income, as reported	$37,254	$37,610
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax effects	(31,293)	4,134
Comprehensive income	$5,961	$41,744

NOTE 10 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the beginning of the Company’s 2009 fiscal year, and the Company did not elect to measure any financial instruments and other items at fair value pursuant to SFAS 159.

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

In December 2007, the (FASB) issued SFAS No. 141(R), Business Combinations, (SFAS 141(R)) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to the Company’s acquisitions that are effective after July 31, 2009, and application of the standard to acquisitions prior to that date is not permitted. In the event of an acquisition, the Company will need to evaluate whether or not SFAS 141(R) will have a material impact on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (SFAS 160), which provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interests be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s October 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not impact the Company’s consolidated financial position, results of operations and cash flows as of and for the three month period ended October 31, 2008.

NOTE 11 — Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against the Company in the Superior Court in the County of New Castle, Delaware. CARS is seeking in excess of $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. The Company believes the claim is without merit and is defending the lawsuit vigorously.

On November 30, 2007, Tracy Utterback Suggs filed suit against the Company in Harris County, Texas District Court. The complaint alleges breach of contract and negligence for allowing Suggs’ vehicle to be destroyed. The plaintiff claims that the vehicle in question was the key piece of evidence in support of an anticipated design defect products liability case against American Honda and that the Company is responsible for the spoliation of that evidence. On May 28, 2008, the parties reached a settlement in principle at mediation. The settlement does not result in any material contribution on the part of the Company because its insurance company agreed to fund the settlement, under a reservation of rights. All portions of the settlement requiring court approval have been approved and the case has now been fully settled.  The Company is aware, however, that the insurance company intends to claim that the Company is responsible for a $2 million self-insured retention. The Company cannot determine that a loss is probable, and it cannot reasonably estimate the amount of a loss regarding this claim, if a claim is made. The Company intends to vigorously defend any claim made by the insurance company.

On April 18, 2007, Heather Trafton, as personal representative of the estate of Larry Trafton, filed a wrongful death suit against Carlos Sigas Star Auto and the Company in the Circuit Court of the Thirteenth Judicial Circuit of Florida in the County of Hillsborough, Florida. The plaintiff alleges that Manuel Vega, a driver for the independent tow company Carlos Sigas Star Auto, caused the death of decedent, motorcyclist Larry Trafton, by running a red light and colliding with Mr. Trafton at an intersection. Although neither Mr. Sigas nor Mr. Vega are employees of the Company, the plaintiff alleges that the Company is responsible for the wrongful death of Mr. Trafton. On or about February 6, 2008, the Company received the plaintiff’s initial monetary demand in the amount of $6 million. On September 16, 2008, the parties reached a settlement in principle at mediation.  On October 13, 2008, the final settlement was approved by the court.  The settlement did not result in any material contribution on the part of the Company.

On July 14, 2008, the Company filed a lawsuit against Auto Auction Services Corp. (AASC) in US District Court, Northern District of California. The principal parties are the Company as plaintiff and AASC as defendant. The complaint identified, but did not name as defendants, various co-conspirators, including Manheim Auctions, Inc. and ADESA, Inc. The complaint primarily alleges that AASC and its co-conspirators engaged in a group boycott and concerted refusal to deal with the Company for the purpose of excluding it from effectively providing vehicle auction services to fleet operators, fleet management companies, national or regional banks, finance companies, and leasing companies, all in violation of federal and California antitrust and unfair competition laws. The Company is seeking injunctive relief and unspecified monetary damages.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed or that the Company’s insurers will not seek to deny or limit coverage. Additionally, the insurance that the Company carries requires that the Company pay for costs or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

NOTE 12 — Income Taxes

The Company adopted the provisions of FIN 48, as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As of October 31, 2008, the total gross unrecognized tax benefits increased by $1.3 million from $12.2 million to $13.5 million.

Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities of up to $2.8 million as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The decrease in FIN 48 liabilities will have a positive effect on the Company’s consolidated results of operations and financial position when realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at October 31, 2008 was approximately $0.3 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the Internal Revenue Service, State of New York, State of Connecticut and State of California.  With some exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years prior to fiscal year 2005. The Company expects the commencement of certain state tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart UK, because it plans to permanently reinvest the earnings of its foreign operations as of October 31, 2008. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 13— Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries.  As of October 31, 2008, the Company did not have an outstanding balance under the Credit Facility.

NOTE 14 — Reclassifications

The Company has determined that in the first quarter of fiscal 2008, it included $3.0 million in general and administrative costs and $0.4 million in general and administrative depreciation from the Copart UK operations that, in order to be consistent with US classification, should have been reflected in yard operations. The reclassifications of these costs, which have no affect on fiscal 2009, are reflected in the fiscal 2008 results.

The Company reclassified $4.6 million from other long-term assets to deferred income taxes for the period ended July 31, 2008, to conform to the current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—“Risk Factors”  of this Form 10-Q and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Overview

We provide vehicle sellers with a full range of remarketing services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States, or US, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue and purchased vehicle revenues. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling the vehicles regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, our fees are generally based on a predetermined percentage of the vehicle sales price. Under the fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the UK.

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

Acquisitions and New Operations

We have experienced significant growth as we have acquired sixteen vehicle storage facilities and established eleven new facilities since the beginning of fiscal 2007. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in the first quarter of fiscal 2009, we opened two new facilities located in Louisville, Kentucky and Richmond, Virginia. In fiscal 2008, we acquired eight new facilities in the UK located in Peterlee; Wisbech; Rochford; York; Inverkeithing; Whitburn; Featherstone; and Doncaster and in North America, we acquired one facility in Sikeston, Missouri and opened six new facilities in London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota and Prairie Grove, Arkansas. In fiscal 2007, we acquired seven new facilities in the UK located in Sandy; Sandtoft; Sandwich; Westbury; Chester; Denny; and Wootton and in North America we opened three new facilities in Baltimore, Maryland; Woodburn, Oregon; and Punta Gorda, Florida. The Denny, Doncaster and Featherstone facilities were closed prior to July 31, 2008. We believe that these acquisitions and openings strengthen our coverage as we have 145 facilities located in North America and the United Kingdom and are able to provide national coverage for our sellers.

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

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, the UK acquisition, both because of its size and because the UK operates primarily on the principal model versus the agency model employed in the United States, will have a significant impact on the comparability of revenues and gross margin percentages in future periods.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, long-lived asset impairment calculations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Vehicle sales, where we purchase and remarket vehicles on our own behalf, are recognized in accordance with SAB 104 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and we record the gross sales price as revenue.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS), No. 151, Inventory Costs (SFAS 151), to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities.

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

Income Taxes and Deferred Tax Assets

We are subject to income taxes in the US, Canada and UK. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective August 1, 2008, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that has more than 50 percent likelihood of being realized upon settlement.

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

In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the Internal Revenue Service, Inland Revenue in the United Kingdom, and equivalent state and provincial agencies. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Recently Issued Accounting Standards

The information set forth above under Note 10 – Recent Accounting Pronouncements contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Results of Operations

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Revenues.  The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

	2008	Percentage of Revenue	2007	Percentage of Revenue
North America	$152,155	79%	$140,175	76%
United Kingdom	39,414	21%	43,782	24%
	$191,569	100%	$183,957	100%

Revenues were approximately $191.6 million during the three months ended October 31, 2008, an increase of approximately $7.6 million, or 4.1%, over the three months ended October 31, 2007. Revenue growth from same store sales in North America, those opened before November 1, 2007, was approximately $9.4 million. Revenue growth from new facilities, those opened after November 1, 2007, including facilities in or near Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota; Sikeston, Missouri; Prairie Grove, Arkansas; Louisville, Kentucky and Richmond, Virginia was approximately $2.6 million. Revenue growth in the quarter was adversely affected by the impact of macroeconomic factors on commodity and used car prices, among other factors. Revenues generated in the UK declined by $4.4 million as the change in currency translation rates reduced revenue by $5.2 million. We entered the UK market through four acquisitions, the first being the acquisition of Universal Salvage in June 2007. Prior to that transaction, we did not have any operations in the UK.

In the UK, we operate primarily on a principal basis by purchasing cars outright and reselling them for our own account. Under this method, the total amount of the selling price and the total amount of the cost of the car are reflected in the results of operations. In North America, we operate primarily on an agency basis selling the car on behalf of the seller and collecting only a service fee. Under this method only the earned fee is included in the results of operations, not the gross selling price and the cost of the car. In the UK, the percentage of vehicles sold on a principal basis was 69% and 66% for the three months ended October 31, 2008 and 2007, respectively.

Yard Operation Expenses.  Yard operation expenses were approximately $112.0 million during the three months ended October 31, 2008, an increase of approximately $6.4 million, or 6.1%, over the three months ended October 31, 2007. Included in yard expenses is depreciation expense of $8.3 million which represents an increase of $0.2 million over the three months ended October 31, 2007. The increase in yard operation expenses was attributable to growth in subhaul costs as the cost of fuel increased and payroll and facilities costs as we increased our world wide network from 135 locations to 145 locations. Also included in yard operations expenses are the cost of purchased cars. The percentage of cars sold that were purchased and the cost of purchased cars sold were 8.1% and $29.9 million and 8.3% and $29.2 million for the three months ended October 31, 2008 and 2007, respectively. Consolidated yard operation expenses increased to 54.1% of revenues during the three months ended October 31, 2008, as compared to 52.9% of revenues during the three months ended October 31, 2007.

General and Administrative Expenses.  General and administrative expenses were approximately $20.1 million for the three months ended October 31, 2008, a decrease of approximately $1.7 million, or 7.7%, from the three months ended October 31, 2007.  Included in general and administrative expenses is depreciation and amortization of $2.5 million, a decrease of $0.3 million from the three months ended October 31, 2007. Included in general and administrative costs in the first quarter of last year are expenses associated with the modification of certain options of retiring directors and costs relating to employee separations. These costs were non-recurring and totaled $2.3 million. Included in general and administrative costs for the current quarter is a beneficial legal settlement of $1.0 million. Excluding the affect of these items, general and administrative costs increased $1.6 million. The increase was driven primarily by additional development and network resources and the expansion of our IT systems to accommodate anticipated increased traffic and to continue the development of enhancements to VB2 and our seller interfaces. General and administrative expenses decreased slightly to 10.5% of revenues during the three months ended October 31, 2008, as compared to 11.8% during the three months ended October 31, 2007.

Other Income.  Total other income was approximately $1.8 million during the three months ended October 31, 2008, a decrease of approximately $1.7 million over the three months ended October 31, 2007. The decrease was due primarily to a lower cash balance and lower investment yields.

Income Taxes.  Our effective income tax rates for three months ended October 31, 2008 and 2007 were approximately 39.2% and 37.5%, respectively. The increase was driven primarily by the decrease of favorable tax adjustments such as tax exempt interest income and the increase in certain states’ income tax liabilities.

Net Income.  Due to the foregoing factors, we realized net income of approximately $37.3 million for the three months ended October 31, 2008, compared to net income of approximately $37.6 million for the three months ended October 31, 2007.

Liquidity and Capital Resources

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Cash and cash equivalents increased by approximately $11.8 million from July 31, 2008 to October 31, 2008.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased seasonal volume requires the increased use of our cash to pay out advances and handling costs of the additional business. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.

As of October 31, 2008, we had working capital of approximately $106.0 million, including cash and cash equivalents of approximately $50.8 million. Cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities decreased by approximately $3.3 million to $52.4 million during the three months ended October 31, 2008 when compared to the three months ended October 31, 2007, due to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $29.2 million and $19.9 million for the three months ended October 31, 2008 and 2007, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations.

Financing Activities

For the three months ended October 31, 2008 and 2007, we generated approximately $0.7 million and $13 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the three months ended October 31, 2008 and 2007.  The total number of shares repurchased under the program as of October 31, 2008 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries. As of October 31, 2008, we did not have an outstanding balance under the Credit Facility.

Lease, Purchase and Other Contractual Obligations

There were no material changes in the Company’s lease, purchase and other contractual obligations during the three months ended October 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate and foreign currency risk. As of October 31, 2008, our cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 11 – Legal Proceedings contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. During the first quarter of fiscal 2009, vehicles supplied by our largest seller accounted for approximately 10% of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in our supply of vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our acquisitions in the UK expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the UK or Europe or seek to establish new yards or facilities to complement the acquired companies’ operations. We have limited experience operating outside North America, and any failure to integrate these recently acquired companies or future UK or European acquisitions into our operations successfully could have an adverse effect on our financial position, results of operations or cash flows.

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

Our acquisitions in the UK and continued expansion of our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. For example, in the second quarter of fiscal 2008, we experienced losses associated with credit card fraud in the UK. Although historical practice in the UK market has been to accept credit cards, we have not accepted them in North America and may need to further enhance our security systems to reduce the risk of credit card fraud. In addition, our operating expenses were adversely affected in the second quarter by incremental integration expenses. We have and may continue to incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we have deployed our VB2 vehicle remarketing technologies at all of our operations in the UK and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

We have limited experience operating our business outside North America and lack familiarity with local laws, regulations and business practices. We will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century and AG Watson have depended on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

•                  tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets; and

•                  exposure to foreign currency exchange rate risk, which we have not been previously subject to in any material amounts and which had an adverse impact on our revenues and revenue growth rates in the first quarter of fiscal 2009.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. Our recent acquisitions of Universal, Century, Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited resulted in a significant increase in the amount of goodwill on our balance sheet. As of October 31, 2008, our total goodwill, subject to future impairment testing, was approximately $165 million.

In the UK we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle to buyers. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages and exposes us to additional inventory risks.

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisitions, both because of their size and because the UK operates primarily on the principal model versus the agency model employed in North America, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages, and exposes us to inventory risks including:

•                  loss from theft or damage;

•                  loss from devaluation; and

•                  loss from obsolescence.

Our strategic shift from live sales to an entirely Internet-based sales model presents new risks, including substantial technology risks.

During 2004 in North America and during 2008 in the United Kingdom we converted all of our sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represented a significant change in the way we conduct business and currently presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

Macroeconomic factors such as high fuel prices, declines in commodity prices, and declines in used car prices may have an adverse effect on our revenues and operating results as well as our earnings growth rates.

Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our percentage incentive program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we will not be able to pass on to our sellers of vehicles. A material increase in tow rates could have a material impact on our operating results. Recently, the markets in which we operate have been particularly affected by changes in fuel prices, commodity prices, and decreases in the prices of used cars. In particular, declines in scrap metal and used car prices had an adverse impact on our revenue growth rates in the first quarter of fiscal 2009. Continued volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

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

Our ability to manage growth depends not only on our ability to successfully integrate new facilities, but also on our ability to:

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

In addition to using independent subhaulers in the UK, we utilize a fleet of company trucks to pick up and deliver vehicles from our UK storage facilities. In connection therewith, we are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

We are partially self-insured for certain losses and if our estimates of the cost of future claims differ from actual trends, our results of our operations could be harmed.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 24% of our common stock as of October 31, 2008. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

We may invest our excess cash in securities or money market funds backed by securities, which may include US treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risks may result in a loss or an impairment to our invested cash and may have a material affect on our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares. The Company’s stock repurchase program is more fully described above under Note 6 in the “Note to Consolidated Financial Statements,” and the disclosures made in Note 6 are incorporated herein by reference. The Company did not repurchase any shares during the three months ended October 31, 2008.

ITEM 6. EXHIBITS

(a)                                  Exhibits

10.1*	Amended and Restated Executive Officer Employment Agreement between the Company and William E. Franklin, dated September 25, 2008

31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: December 10, 2008