Form 10-Q
period 2009-01-31
COPART INC
filed 2009-03-12
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2009

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

YES     ☐   NO     ☒

Number of shares of Common Stock outstanding as of March 12, 2009: 83,667,418

Copart, Inc.

Index to the Quarterly Report

January 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	January 31, 2009	July 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$22,449	$38,954
Accounts receivable, net	137,810	111,705
Vehicle pooling costs	37,044	30,787
Inventories	4,212	5,334
Income taxes receivable	20,535	19,041
Prepaid expenses and other assets	5,578	6,932
Total current assets	227,628	212,753
Property and equipment, net	520,636	510,340
Intangibles, net	14,320	21,901
Goodwill	159,446	177,164
Deferred income taxes	10,288	6,938
Land purchase options and other assets	23,348	27,151
Total assets	$955,666	$956,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,082	$88,883
Book overdraft	9,910	17,502
Deferred revenue	16,315	14,518
Income taxes payable	3,681	4,005
Deferred income taxes	3,115	2,768
Other current liabilities	362	576
Total current liabilities	108,465	128,252
Deferred income taxes	9,700	14,044
Income taxes payable	13,565	12,219
Other liabilities	2,185	2,736
Total liabilities	133,915	157,251
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 83,660 and 83,275 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively	325,738	316,673
Accumulated other comprehensive income (loss)	(44,736)	833
Retained earnings	540,749	481,490
Total shareholders’ equity	821,751	798,996
Total liabilities and shareholders’ equity	$955,666	$956,247

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Net sales and revenue:
Vehicle sales	$27,169	$32,943	$62,413	$70,778
Remarketing service fee revenue	142,686	140,516	299,011	286,638
Total net sales and revenue	169,855	173,459	361,424	357,416

Operating costs and expenses:
Cost of vehicle sales	23,778	27,633	53,722	56,706
Yard operations	78,785	77,218	160,839	153,709
General and administrative	21,723	21,373	41,807	43,138
Total operating expenses	124,286	126,224	256,368	253,553
Operating income	45,569	47,235	105,056	103,863
Other income (expense):
Interest income, net	407	2,472	989	5,216
Other income (expense)	(1,798)	882	(544)	1,677
Total other income (expense)	(1,391)	3,354	445	6,893
Income before income taxes	44,178	50,589	105,501	110,756
Income taxes	17,028	18,563	41,094	41,120
Net income	$27,150	$32,026	$64,407	$69,636

Earnings per share-basic
Basic net income per share	$0.33	$0.36	$0.77	$0.79
Weighted average common shares outstanding	83,443	88,802	83,363	88,684

Earnings per share-diluted
Diluted net income per share	$0.32	$0.35	$0.76	$0.76
Weighted average common shares and dilutive potential common shares outstanding	84,206	91,333	84,742	91,261

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income	$64,407	$69,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20, 834	22,086
Allowance for doubtful accounts	(260)	92
Other long-term liabilities	(577)	89
Share-based compensation	3,193	3,569
Excess benefit from share-based compensation	(5,011)	(5,905)
Loss (gain) on sale of property and equipment	730	(241)
Deferred income taxes	(3,561)	(3,791)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(28,901)	(26,447)
Vehicle pooling costs	(7,665)	(6,220)
Inventory	(132)	(1,257)
Prepaid expenses and other current assets	736	(1,325)
Land purchase options and other assets	1,741	(3,346)
Accounts payable and accrued liabilities	(8,339)	4,942
Deferred revenue	1,835	2,135
Income taxes receivable	3,517	7,411
Income taxes payable	2,253	(6,933)
Net cash provided by operating activities	44,800	54,495

Cash flows from investing activities:
Purchases of short-term investments	—	(154,360)
Sales of short-term investments	—	256,985
Restricted cash	—	9,148
Purchases of property and equipment	(57,114)	(58,261)
Proceeds from sale of property and equipment	4,926	2,845
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	—	(9,885)
Net cash (used in) provided by investing activities	(52,188)	46,472

Cash flows from financing activities:
Proceeds from the exercise of stock options	819	8,492
Proceeds from the issuance of Employee Stock Purchase Plan shares	942	792
Repurchase of common stock	(6,000)	(40,948)
Excess tax benefit from share-based payment arrangements	5,011	5,905
Change in book overdraft	(7,592)	2,190
Net cash used in financing activities	(6,820)	(23,569)

Effect of exchange rate changes on cash	(2,297)	(348)

Net (decrease) increase in cash and cash equivalents	(16,505)	77,050

Cash and cash equivalents at beginning of period	38,954	107,621
Cash and cash equivalents at end of period	$22,449	$184,671

Supplemental disclosure of cash flow information:
Income taxes paid	$39,169	$45,150

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

January 31, 2009

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2009 and July 31, 2008, and its consolidated statements of income and cash flows for the three and six month periods ended January 31, 2009 and January 31, 2008. Interim results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2009. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Vehicle sales, where the Company purchases and remarkets vehicles on its own behalf, are recognized in accordance with SAB 104 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and the Company records the vehicle sales price, net of sales allowances, as revenue.

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

NOTE 2 — Cash, Cash Equivalents and Marketable Securities

On August 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of January 31, 2009, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$21,420	$—	$—	$—	$21,420
Money market funds	1,029	—	—	—	1,029
Total	$22,449	$—	$—	$—	$22,449

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

NOTE 4 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	83,443	88,802	83,363	88,684

Effect of dilutive securities - stock options	763	2,531	1,379	2,577

Diluted weighted average shares outstanding	84,206	91,333	84,742	91,261

Options to purchase 1,446,793 and 40,000 shares of common stock at a weighted average price of $34.53 and $40.44 per share were outstanding during the three months ended January 31, 2009 and 2008, respectively, and options to purchase 1,225,000 and 40,000 shares of common stock at a weighted average price of $35.26 and $40.44 were outstanding during the six months ended January 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock during the respective periods and including these options would have an anti-dilutive impact.

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2009	July 31, 2008
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	18,231	25,239
Software	607	840
Licenses and databases	280	388
Accumulated amortization	(15,495)	(15,263)
Net intangibles	$14,320	$21,901

Aggregate amortization expense on amortizable intangible assets was $0.9 million and $1.8 million for the three months ended January 31, 2009 and 2008, respectively and $2.1 million and $3.7 million for the six months ended January 31, 2009 and 2008, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2008	$177,164
Goodwill recorded during the period	—
Effect of foreign currency exchange rates	(17,718)
Balance as of January 31, 2009	$159,446

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three- and six-month periods ended January 31, 2009 and January 31, 2008 include compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock option plans:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2008	4,791	$19.41
Grants of options	335	$34.76
Exercises	(619)	$4.91
Forfeitures or expirations	(12)	$24.53

Outstanding at January 31, 2009	4,495	$22.54	5.77	$22,461

Exercisable at January 31, 2009	3,015	$17.85	4.44	$22,391

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2,847,462 options that were in-the-money at January 31, 2009.

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

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the six months ended January 31, 2009 and repurchased approximately 983,000 shares at a weighted average price of $41.67 during the six months ended January 31, 2008.  The total number of shares repurchased under the program as of January 31, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

In December 2008, the Company’s President exercised 600,000 options at a per share exercise price of $4.47. Of the 600,000 options exercised, 96,929 shares were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, based on the closing price of our common stock on the date of exercise,  in lieu of the federal and state minimum statutory tax withholding requirements.  The Company remitted approximately $6 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The netting of shares and payment of the employee’s tax withholding amounts were provided for in the original option agreement, and the amounts paid by the Company have been accounted for as a repurchase of shares in the shareholders’ equity section in the accompanying consolidated balance sheet.  However, these deemed share repurchases are not included as part of the Company’s stock repurchase program described in the preceding paragraph.

NOTE 8 — Segments and Other Geographic Reporting

Operating segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) with respect to the allocation of resources and performance. Willis J. Johnson, CEO, is the Company’s CODM as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131).  As the CODM, Mr. Johnson is responsible for making decisions about resources to be allocated within the Company.  The Company considers itself as operating in a single operating segment, specifically providing vehicle sellers with a full range of remarketing services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology.

The following geographic data is provided in accordance with SFAS 131 Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
United States	$137,556	$136,417	$288,429	$275,318
Canada	1,082	1,227	2,364	2,501
North America	138,638	137,644	290,793	277,819
United Kingdom	31,217	35,815	70,631	79,597
	$169,855	$173,459	$361,424	$357,416

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Six Months Ended January 31,
	2009	2008
United States	$602,718	$544,325
Canada	5,054	5,805
North America	607,772	550,130
United Kingdom	120,266	141,155
	$728,038	$691,285

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net income, as reported	$27,150	$32,026	$64,407	$69,636
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	(14,276)	(6,981)	(45,569)	(2,847)
Total other comprehensive income	$12,874	$25,045	$18,838	$66,789

NOTE 10 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have an impact on the Company’s consolidated results or financial condition.

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

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s October 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not impact the Company’s consolidated financial position, results of operations and cash flows as of and for the three and six month periods ended January 31, 2009.

NOTE 11 — Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against the Company in the Superior Court in the County of New Castle, Delaware. CARS is seeking in excess of $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. The Company is defending the lawsuit vigorously.

On July 14, 2008, the Company filed a lawsuit against Auto Auction Services Corp. (AASC) in US District Court, Northern District of California. The principal parties were the Company as plaintiff and AASC as defendant. The complaint identified, but did not name as defendants, various co-conspirators, including Manheim Auctions, Inc. and ADESA, Inc. The complaint primarily alleged that AASC and its co-conspirators engaged in a group boycott and concerted refusal to deal with the Company for the purpose of excluding it from effectively providing vehicle auction services to fleet operators, fleet management companies, national or regional banks, finance companies, and leasing companies, all in violation of federal and California antitrust and unfair competition laws. The Company sought injunctive relief and unspecified monetary damages.  On February 6, 2009, the Company entered into a settlement agreement with AASC pursuant to which (i) AASC agreed to issue the Company a license that enables the Company to receive and process vehicle assignments from vehicle sellers through AASC’s AutoIMS system and (ii) the Company agreed to dismiss the lawsuit.

                On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against the Company in the US District Court, Northern District of California.  Liberty Mutual’s complaint seeks reformation of an insurance contract and specific performance in relation to a policy issued to the Company with a $50,000 self-insured retention.  After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual is seeking to reform the contract and charge the Company for a $2 million self-insured retention which it claims was intended. The Company is defending the lawsuit vigorously.

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

As of January 31, 2009, the total gross unrecognized tax benefits increased by $1.4 million from $12.2 million to $13.6 million.

As of January 31, 2009 and 2008, the gross amount of the Company’s liabilities for unrecognized tax benefits were classified as long-term income taxes payable in the accompanying consolidated balance sheet. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The decrease in FIN 48 liabilities will have a positive effect on the Company’s consolidated results of operations and financial position when realized.

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

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart UK, because it plans to permanently reinvest the earnings of its foreign operations as of January 31, 2009. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 13— Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At January 31, 2009, the debt to EBITDA ratio was less than 1.0:1.0.  As of January 31, 2009 and July 31, 2008, the Company did not have an outstanding balance under the Credit Facility.

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

The Company made certain reclassifications to conform to the current year presentation.  1) The Company reclassified $32.9 million and $70.8 million of vehicle sales revenue, for the three and six months ended January 31, 2008, respectively, from total revenue; 2) the Company, reclassified $27.6 million and $56.7 million of cost of goods sold, for the three and six months ended January 31, 2008, respectively, from total yard operations; and 3) the Company reclassified $4.6 million from other long-term assets to deferred incomes taxes as of July 31, 2008.

NOTE 15 — Subsequent Event

On March 10, 2009, the Company received a $12 million payment to repay a note receivable relating to the sale of certain real estate and business operations of its prior Motors Auction Group operating segment.  The Company originally received a $12 million promissory note from the buyer as purchase consideration on March 28, 2006. The note was payable in 59 consecutive monthly installments, interest only at 7% per year followed by one final payment due on April 28, 2011.

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

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue and purchased vehicle revenues. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling the vehicles regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, under which our fees are generally based on a predetermined percentage of the vehicle sales price. Under the fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the UK.

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

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. As part of this strategy, in fiscal 2009, we opened two new facilities located in Louisville, Kentucky and Richmond, Virginia. In fiscal 2008, we acquired eight new facilities in the UK located in Peterlee; Wisbech; Rochford; York; Inverkeithing; Whitburn; Featherstone; and Doncaster and in North America, we acquired one facility in Sikeston, Missouri and opened six new facilities in London, Ontario; Windsor, New Jersey; Walton, Kentucky; Birmingham, Alabama; Minneapolis, Minnesota and Prairie Grove, Arkansas. In fiscal 2007, we acquired seven new facilities in the UK located in Sandy; Sandtoft; Sandwich; Westbury; Chester; Denny; and Wootton and in North America we opened three new facilities in Baltimore, Maryland; Woodburn, Oregon; and Punta Gorda, Florida. The Denny, Doncaster and Featherstone facilities were closed prior to July 31, 2008. We believe that these acquisitions and openings strengthen our coverage as we have 145 facilities located in North America and the United Kingdom and are able to provide national coverage for our sellers.

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

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, the Company has certain contracts inherited through its UK acquisitions that require the Company to act as a principle, purchasing vehicles from the insurance companies and reselling them for our own account.  It is the Company’s intention, where possible, to migrate these contracts to the agency model in future periods.  Changes in the amount of revenue derived in a period from principled transactions relative to total revenue will impact revenue growth and margin percentages.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. Where appropriate, we discuss sensitivity to change based on other outcomes reasonably likely to occur.

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

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.  Given the fixed cost nature of our business there is not a direct correlation in an increase in expenses or units processed on vehicle pooling costs.

We apply the provisions of Statement of Financial Accounting Standards (SFAS), No. 151, Inventory Costs (SFAS 151), to our vehicle pooling costs. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required.  The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month periods as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage).  We note that a one percentage-point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of approximately $0.3 million.

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

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with SFAS No.109, Accounting for Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2009, we had approximately $0.6 million of valuation allowance arising from the net operating losses in states where we had withdrawn our operations in prior years. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

Historically, our income taxes have been sufficiently provided to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by the following factors, including the (i) geographical allocation of our future earnings, (ii) the change in tax laws or our interpretation of tax laws, (iii) the changes in governing regulations and accounting principles, (iv) the changes in the valuation of our deferred tax assets and liabilities and (v) the outcome of the income tax examinations. As a result, we routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision.

Based on our results for the six months ended January 31, 2009, a one percentage-point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $1.1 million.

Effective August 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest settlement of any particular position could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the Internal Revenue Service and U.S. states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income taxes provision.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim.  In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure.  Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue.  Our estimates have not materially fluctuated from actual results.   While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $6.1 million as of January 31, 2009. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers compensation expense would change by approximately $100,000 and our accrual for workers compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Recently Issued Accounting Standards

The information set forth above under Note 10 — Recent Accounting Pronouncements contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Vehicle sales	$27,169	16%	$32,943	19%
Fee revenue	142,686	84%	140,516	81%
	$169,855	100%	$173,459	100%

Vehicle Sales.  We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account.  Vehicle sales revenue declined by $5.8 million or 18%.  Excluding the negative impact on vehicle sales revenue due to the change in the GBP to USD exchange rate of $8.3 million, vehicle sales revenue increased 7.6%.  The volume of purchased cars increased by 11.1% driven primarily by acquisitions in the UK in the third quarter of last fiscal year.   Revenue yield, excluding the impact from fluctuations of foreign currency exchange rates, decreased 3.5% due primarily, we believe, to the negative impact of reduced commodity pricing and lower used car prices which created downward pressure on the selling price of the vehicles. However, this influence was mitigated by the beneficial impact of VB2, our Internet selling platform as we converted our UK facilities to VB2 in our second quarter last year. The percentage of buyers outside of the UK making purchases during the current quarter was 22% compared to 16% during the same quarter last year. We believe this broadened our buyer base and increased, excluding other factors, the average selling price of our UK cars.  The percentage of vehicles sold on a principal basis was approximately 8% for the three months ended January 31, 2009 and 2008.  It is our intention, where possible, to migrate purchase contracts to the agency contracts in future periods.

Remarketing Service Fee Revenue.  Fee revenue grew by $2.2 million or 2% over the same period last year.  Excluding the negative impact on fee revenue due to the change in the GBP to USD exchange rate of $2.7 million, fee revenue increased 3.5%.  The growth was driven by a 2.1% increase in revenue yield, excluding the impact from fluctuations of foreign currency exchange rates, and a 1.4% increase in volume.  The increase in revenue yield, excluding the impact from the fluctuation in foreign currency exchange rates, by 2.1% as a beneficial yield from services provided was offset by a decline in the average selling price of the vehicle.  Over 50% of our revenue is tied in some manner to the ultimate selling price of the vehicles.  We believe the decline in the average selling price was due primarily to; i) the recent declines in commodity and used car pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling, ii) the decline in used car pricing as we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers, and iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyer’s local currency.  However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.  Growth in units came primarily from increased volume from insurance companies and banks as units from certain other segments declined.  We believe the increased growth in units from the insurance companies was driven primarily by the decline in used car pricing, as lower valued vehicles involved in accidents are more likely to be declared economic total losses, and market wins.  We believe that the increased volume from banks is a result of increased repossessions.

Cost of Goods Sold.  The cost of vehicles sold declined to $23.8 from $27.6 million for the three months ended January 31, 2009 and 2008, respectively, a decline of 14.0%.  Excluding the beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate of $7.0 million, the cost of vehicles sold increased 11.4%.  Unit volume increased 11.1% and the cost of purchased cars, excluding the impact from fluctuations in foreign currency exchange rates, increased by 0.3%.  The increase in the volume of purchased cars was driven primarily by acquisitions in the UK in the third quarter of last fiscal year.  Cost per car increased due primarily to the mix of cars supplied by the insurance companies.

Yard Operation Expenses.  Yard operation expenses increased from $77.2 million to $78.8 million for the three months ended January 31, 2009 and 2008, respectively, a 2.0% increase.  Excluding the beneficial impact on yard operating expenses due to the change in GBP to USD exchange rate of $3.2 million, yard operation expenses increased 6.1%.  The cost to process each car increased relative to the same quarter last year. This was driven primarily by growth in subhauling costs as the rate increases granted to our subhaulers in our previous two quarters in consideration of the increase in diesel fuel prices were not fully recovered and increased payroll and facilities costs as the average number of locations increased from 137 to 145.  Also, included in yard operation costs were depreciation and amortization expenses which were $8.0 million and $7.8 million for the three months ended January 31, 2009 and 2008, respectively.

General and Administrative Expenses.  General and administrative expenses were approximately $21.7 million for the three months ended January 31, 2009, an increase of approximately $0.3 million, or 1.6%, over the three months ended January 31, 2008.  Excluding the beneficial impact of the change in currency exchange rates of approximately $0.9 million, general and administrative expenses increased 5.7%.  Included in general and administrative costs in the current quarter is the establishment of a reserve of $1.0 million for the future settlement of certain lawsuits, increased payroll and technology costs as we expanded our development and network departments and IT systems to continue the development of VB2 and our seller interfaces. Also included in general and administrative expenses were depreciation and amortization expenses which were $2.2 million and $3.0 million for the three months ended January 31, 2009 and 2008, respectively.

Other Income (Expense).  Total other expense was approximately $1.4 million during the three months ended January 31, 2009, compared to income of $3.4 million for the same period last year. Included in other income (expense) in the current period are the impairment of a note receivable relating to the sale of assets of the public auction business which we exited in 2006 and the loss on the sale of an airplane in the UK together totaling $2.2 million. The decrease in interest income resulted from the decline in cash on the balance sheet and interest yields from the same period last year.

Income Taxes.  Our effective income tax rates for three months ended January 31, 2009 and 2008 were approximately 38.5% and 36.7%, respectively. The increase was driven primarily by the decrease of favorable tax adjustments such as tax exempt interest income and the increase in certain states’ income tax liabilities, and the lesser tax benefit generated in jurisdictions where a lower statutory tax rate was imposed.

Net Income.  Due to the foregoing factors, we realized net income of approximately $27.2 million for the three months ended January 31, 2009, compared to net income of approximately $32.0 million for the three months ended January 31, 2008.

Six Months Ended January 31, 2009 Compared to Six Months Ended January 31, 2008

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Vehicle sales	$62,413	17%	$70,778	20%
Fee revenue	299,011	83%	286,638	80%
	$361,424	100%	$357,416	100%

Vehicle Sales.  We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account.  Vehicle sales revenue declined by $8.4 million or 11.8%.  Excluding the negative impact on vehicle sale revenue due to the change in the GBP to USD exchange rate of $12.3 million, vehicle sales revenue increased 5.5%.  The volume of purchased cars increased by 2.4% driven primarily by acquisitions in the UK in the third quarter of last fiscal year.   Revenue yield, excluding the impact from fluctuations of foreign currency exchange rates, increased 3.1%. We believe the increase was due primarily to the beneficial impact of VB2, our internet selling platform to which we converted in our second quarter last year. This beneficial impact more than offset the negative impact of reduced commodity pricing and lower used car prices which suppressed the selling price of the vehicles and developed during the last four months of the period.  The percentage of buyers outside of the UK making purchases during the period increased leading to a broader buyer base and, we believe, a higher average selling price of our UK cars.  The percentage of vehicles sold on a principal basis was approximately 8% for the six months ended January 31, 2009 and 2008.  It is our intention, where possible, to migrate principal contracts to the agency contracts in future periods.

Remarketing Service Fee Revenue.  Fee revenue grew by $12.4 million or 4.3% over the same period last year.  Excluding the negative impact on fee revenue due to the change in the GBP to USD exchange rate of $3.9 million, fee revenue increased 5.7%.  The growth was driven by an increase in revenue yield, excluding the impact from fluctuations of foreign currency exchange rates, as volume was virtually unchanged., . During the period, revenue yield, excluding the impact from fluctuations of foreign currency exchange rates, increased by 6.0% due primarily to a beneficial yield from services provided. However, this was mitigated by a decline in the average selling price of the vehicle which occurred primarily during the last four months of the period.  Over 50% of our revenue is tied in some manner to the ultimate selling price of the vehicles.  We believe the decline in the average selling price was due primarily to; i) the recent declines in commodity and used car pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling, ii) the decline in used car pricing as we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers, and iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyer’s local currency.  However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

Cost of Goods Sold.  The cost of vehicles sold declined to $53.7 from $56.7 million for the six months ended January 31, 2009 and 2008, respectively, a decline of 5.3%.  Excluding the beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate of $10.3 million, the cost of vehicles sold increased 12.8%.  Unit volume increased 2.4% and the cost of purchased cars, excluding the impact from fluctuations in foreign currency exchange rates, increased by 10.4%.  The increase in the volume of purchased cars was driven primarily by acquisitions in the UK in the third quarter of last fiscal year.  Cost per car increased due to the mix of cars supplied by the insurance companies.

Yard Operation Expenses.  Yard operation expenses increased from $153.7 million to $160.8 million for the six months ended January 31, 2009 and 2008, respectively, a 4.6% increase.  Excluding the beneficial impact on yard operating expenses due to the change in GBP to USD exchange rate of $4.7 million, yard operation expenses increased 7.7%.  The cost to process each car increased relative to the same period last year driven by growth in subhauling costs as the cost of diesel increased, relative to the same period last year, and increased payroll and facilities costs as the average number of locations increased from 137 to 145.  Also, included in yard operation costs was depreciation and amortization expenses which were $16.3 million and $15.9 million for the six months ended January 31, 2009 and 2008, respectively.

General and Administrative Expenses.  General and administrative expenses were approximately $41.8 million for the six months ended January 31, 2009, a decrease of approximately $1.3 million, or 3.1%, from the six months ended January 31, 2008.  Excluding the beneficial impact of the change in currency exchange rates of approximately $1.2 million. and the change in depreciation, which  declined by $1.0 million to $4.8, general and administrative expenses increased $0.6 million or 1.5%.  The increase was due primarily to increased payroll and technology costs as we expanded our development and network departments and IT systems to continue the development of VB2 and our seller interfaces.

Other Income (Expense).  Total other income was approximately $0.4 million during the six months ended January 31, 2009, compared to income of approximately $6.9 million for the same period last year.  Included in other income (expense) in the current period are the impairment of a note receivable relating to the sales of assets of the public auction business which we exited in 2006 and the loss on the sale of an airplane in the UK together totaling $2.2 million.  The decrease in interest income resulted from the decline in cash on the balance sheet and interest yields from the same period last year.

Income Taxes.  Our effective income tax rates for six months ended January 31, 2009 and 2008 were approximately 39.0% and 37.1%, respectively. The increase was driven primarily by the decrease of favorable tax adjustments such as tax exempt interest income, the increase in certain states’ income tax liabilities, and the lesser tax benefit generated in jurisdictions where a lower statutory tax rate was imposed.

Net Income.  Due to the foregoing factors, we realized net income of approximately $64.4 million for the six months ended January 31, 2009, compared to net income of approximately $69.6 million for the six months ended January 31, 2008.

Liquidity and Capital Resources

Our primary source of working capital is cash generated though operations. Potential internal sources of additional working capital are the sale of assets or the issuance of equity.  A potential external source of additional working capital is the issuance of debt.    However, respecting the issuance of equity or debt, we cannot predict if these sources will be available in the future and if available, if they can be issued under terms commercially acceptable to us.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles.  Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars totaled by the insurance companies.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

Because our primary source of working capital is net income, factors affecting net income are the principal factors affecting the generation of working capital.  Those primary factors; i) seasonality, ii) market wins and losses, iii) supplier mix, iv) accident frequency, v) salvage frequency, vi) change in market share of our existing suppliers, vii) commodity pricing, viii) used car pricing, ix) foreign currency exchanges rates, x) product mix, and xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections of this Form 10-Q.

As of January 31, 2009, we had working capital of approximately $119.2 million, including cash and cash equivalents of approximately $22.4 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by approximately $16.5 million from July 31, 2008 to January 31, 2009.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities was $44.8 million and $54.5 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $9.7 million.  The decrease was due primarily to a reduction in net income of $5.2 million and changes in balance sheet accounts. During the second quarter there is increased seasonal volume which requires the use of cash to pay out advances and handling costs for the additional business.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $57.1 million and $58.3 million for the six months ended January 31, 2009 and 2008, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures.

Financing Activities

For the six months ended January 31, 2009 and 2008, we generated approximately $6.8 million and $15.2 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the six months ended January 31, 2009 and repurchased approximately 983,000 shares at a weighted average price of $41.67 during the six months ended January 31, 2008, under the stock repurchase program.  The total number of shares repurchased under the program as of January 31, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

In December 2008, our President exercised 600,000 options at a per share exercise price of $4.47. Of the 600,000 options exercised, 96,929 shares were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93 based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $6 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The netting of shares and payment of the employee’s tax withholding amounts were provided for in the original option agreement, and the amounts paid by us have been accounted for as a repurchase of shares in the shareholders’ equity section in the accompanying consolidated balance sheet.  However, these deemed share repurchases are not included as part of our stock repurchase program described in the preceding paragraph.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries.  The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At January 31, 2009, the debt to EBITDA ratio was less than 1.0:1.0.  As of January 31, 2009, we did not have an outstanding balance under the Credit Facility.

Lease, Purchase and Other Contractual Obligations

There were no material changes in the Company’s lease, purchase and other contractual obligations during the six months ended January 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk:

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of January 31, 2009, all of our total cash and cash equivalents were held in bank deposits and money market funds.  As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.  As of January 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the six months ended January 31, 2009, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $3.2 million for the three months ended January 31, 2009. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilites held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2009, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position less than was a net translation loss of approximately $44.7 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.  A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position held in those currencies on our balance sheet.

We do no hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. During the second quarter of fiscal 2009, vehicles supplied by our largest seller accounted for approximately 11% of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in our supply of vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

If we determine that our goodwill has been impaired, we could incur significant charges that would have a material adverse affect on our results of operations.

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations.  In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the United Kingdom since 2007.  As of January 31, 2009, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $159 million.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that a goodwill impairment is required with respect to our recent acquisitions in the United Kingdom.  We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 19% of our common stock as of January 31, 2009. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets. These macroeconomic developments could negatively affect our business, operating results, or financial condition. In addition if the banking system or the financial markets continue to deteriorate or remain volatile our banking institution may reduce our line of credit.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound and Canadian Dollar, could adversely affect our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On December 17, 2008, we received a comment letter from the Securities and Exchange Commission (SEC) related to various issues with respect to our Annual report on Form 10-K for the fiscal year ended July 31, 2008, filed on September 29, 2008 and proxy statement on Schedule 14A filed November 4, 2008. We have responded to all comments through subsequent communications. However, there remains unresolved issues as of the date of this filing. One of which, depending on its ultimate resolution, may impact the carrying value of certain assets on the balance sheet.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the six months ended January 31, 2009 and repurchased approximately 983,000 shares at a weighted average price of $41.67 during the six months ended January 31, 2008.  The total number of shares repurchased under the program as of January 31, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

In December 2008, the Company’s President exercised 600,000 options at a per share exercise price of $4.47. Of the 600,000 options exercised, 96,929 shares were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements.  The Company remitted approximately $6 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The netting of shares and payment of the employee’s tax withholding amounts were provided for in the original option agreement, and the amounts paid by the Company have been accounted for as a repurchase of shares in the shareholders’ equity section in the accompanying consolidated balance sheet.  However, these deemed share repurchases are not included as part of the Company’s stock repurchase program described in the preceding paragraph.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Shareholders of the Company was held on December 11, 2008 (the “Meeting”).

(b)           The following directors were elected at the Meeting:

Willis J. Johnson
A. Jayson Adair
James E. Meeks
Steven D. Cohan
Daniel J. Englander
Barry Rosenstein
Thomas W. Smith

(c)           The results of the vote on the matters voted upon at the Meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	77,691,963	3,318,430
	A. Jayson Adair	77,661,063	3,349,330
	James E. Meeks	72,399,280	8,611,113
	Steven D. Cohan	80,343,440	666,953
	Daniel J. Englander	75,093,762	5,916,631
	Barry Rosenstein	80,342,627	667,766
	Thomas W. Smith	80,226,400	783,993

(ii)	Ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year ending July 31, 2009:

For	Against	Abstained	Broker non-Vote

80,708,473	226,698	75,222	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated November 4, 2008 relating to the Meeting.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Willis J. Johnson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: March 12, 2009