Form 10-Q
period 2009-04-30
COPART INC
filed 2009-06-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares of Common Stock outstanding as of June 9, 2009: 84,123,153

Copart, Inc.

Index to the Quarterly Report

April 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	April 30, 2009	July 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$118,963	$38,954
Accounts receivable, net	107,472	111,705
Vehicle pooling costs	30,309	30,787
Inventories	3,784	5,334
Income taxes receivable	8,568	19,041
Prepaid expenses and other assets	5,409	6,932
Total current assets	274,505	212,753
Property and equipment, net	524,184	510,340
Intangibles, net	14,754	21,901
Goodwill	160,712	177,164
Deferred income taxes	9,123	6,938
Land purchase options and other assets	22,708	27,151
Total assets	$1,005,986	$956,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,646	$88,883
Book overdraft	—	17,502
Deferred revenue	14,425	14,518
Income taxes payable	11,062	4,005
Deferred income taxes	4,168	2,768
Other current liabilities	378	576
Total current liabilities	107,679	128,252
Deferred income taxes	9,760	14,044
Income taxes payable	21,106	12,219
Other liabilities	1,750	2,736
Total liabilities	140,295	157,251
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 83,688 and 83,275 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	324,254	316,673
Accumulated other comprehensive income (loss)	(41,381)	833
Retained earnings	582,818	481,490
Total shareholders’ equity	865,691	798,996
Total liabilities and shareholders’ equity	$1,005,986	$956,247

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Net sales and revenue:
Remarketing service fee revenue	$165,002	$168,994	$464,012	$455,632
Vehicle sales	32,324	52,156	94,738	122,934
Total vehicle sales and remarketing service fee revenue	197,326	221,150	558,750	578,566

Operating costs and expenses:
Yard operations	85,061	89,276	245,900	243,839
Cost of vehicle sales	26,798	43,708	80,520	99,561
General and administrative	20,587	19,482	62,394	62,621
Total operating expenses	132,446	152,466	388,814	406,021
Operating income	64,880	68,684	169,936	172,545
Other income (expense):
Interest income, net	480	1,377	1,469	6,592
Other income (expense)	536	813	(8)	2,491
Total other income	1,016	2,190	1,461	9,083
Income from continuing operations before income taxes	65,896	70,874	171,397	181,628
Income taxes	25,384	24,397	66,478	65,517
Income from continuing operations	40,512	46,477	104,919	116,111
Discontinued operations:
Income from discontinued operations, net of income tax effects	1,557	—	1,557	—
Net Income	$42,069	$46,477	$106,476	$116,111

Earnings per share-basic
Income from continuing operations	$0.48	$0.53	$1.26	$1.32
Income from discontinued operations	0.02	—	0.02	—
Basic net income per share	$0.50	$0.53	$1.28	$1.32
Weighted average common shares outstanding	83,631	87,119	83,451	88,159

Earnings per share-diluted
Income from continuing operations	$0.48	$0.52	$1.23	$1.28
Income from discontinued operations	0.02	—	0.02	—
Diluted net income per share	$0.50	$0.52	$1.25	$1.28
Weighted average common shares and dilutive potential common shares outstanding	84,782	89,707	84,953	90,835

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$106,476	$116,111
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(2,440)	—
Depreciation and amortization	30,732	31,756
Allowance for doubtful accounts	(339)	120
Other long-term liabilities	(1,028)	(389)
Share-based compensation	1,202	5,054
Excess benefit from share-based compensation	(1,110)	(6,071)
Loss on sale of property and equipment	720	671
Deferred income taxes	(1,615)	(6,374)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,866	(16,669)
Vehicle pooling costs	(665)	(2,100)
Income taxes receivable	15,610	9,275
Inventories	438	328
Prepaid expenses and other current assets	1,000	(1,035)
Land purchase options and other assets	(7,179)	(2,850)
Accounts payable and accrued liabilities	(6,152)	10,946
Deferred revenue	(55)	1,558
Income taxes payable	17,096	116
Net cash provided by operating activities	154,557	140,447

Cash flows from investing activities:
Purchases of short-term investments	—	(154,360)
Sales of short-term investments	—	256,985
Restricted cash	—	9,148
Principal payments of notes receivable	12,000	—
Purchases of property and equipment	(69,186)	(86,929)
Proceeds from sale of property and equipment	5,213	3,337
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	73	(37,897)
Net cash used in investing activities	(51,900)	(9,716)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,200	9,452
Proceeds from the issuance of Employee Stock Purchase Plan shares	942	792
Repurchase of common stock	(6,000)	(148,702)
Excess tax benefit from share-based payment arrangements	1,110	6,071
Change in book overdraft	(17,502)	(8,437)
Net cash used in financing activities	(20,250)	(140,824)

Effect of exchange rate changes on cash	(2,398)	(364)
Net increase (decrease) in cash and cash equivalents	80,009	(10,457)

Cash and cash equivalents at beginning of period	38,954	107,621
Cash and cash equivalents at end of period	$118,963	$97,164

Supplemental disclosure of cash flow information:
Income taxes paid	$49,183	$63,241

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

April 30, 2009

(Unaudited)

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Copart, Inc. (the Company) provides vehicle sellers with a full range of remarketing services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of remarketing services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada, or North America (NA), the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, the Company operates primarily on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries, Copart Canada, Inc. (Copart Canada) and Copart UK Limited (Copart UK). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart UK was incorporated in June 2007. Investments in companies with respect to which the Company exercises significant influence but does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2009 and July 31, 2008, and its consolidated statements of income and cash flows for the three and nine month periods ended April 30, 2009 and April 30, 2008. Interim results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2009. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

As of April 30, 2009, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$50,937	$—	$—	$—	$50,937
Money market funds	68,026	—	—	—	68,026
Total	$118,963	$—	$—	$—	$118,963

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

NOTE 4 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	83,631	87,119	83,451	88,159

Effect of dilutive securities - stock options	1,151	2,588	1,502	2,676

Diluted weighted average shares outstanding	84,782	89,707	84,953	90,835

Options outstanding, but not included for the computation of diluted earnings per share, were options to purchase 5,415,077 and 40,000 shares of common stock at a weighted average price of $33.12 and $40.44 per share during the three months ended April 30, 2009 and 2008, respectively, and options to purchase 1,225,000 and 40,000 shares of common stock at a weighted average price of $35.34 and $40.44 per share during the nine months ended April 30, 2009 and 2008, respectively. Including these options would have an anti-dilutive impact because the options’ exercise price was greater than the average market price of the common stock during the respective periods.

NOTE 5 — Discontinued Operations

On March 10, 2009, the Company received $12 million for the early payment of a note receivable relating to the sale of certain real estate and business assets of its discontinued operating segment, Motors Auction Group (MAG) in fiscal year 2006. Under the original terms of the note, interest only payments were due in 59 consecutive monthly installments, calculated at 7% per year, followed by one final payment due on April 28, 2011. The note was the sole consideration for the sale of real estate and the business assets. The portion of the consideration allocated to the real estate sold totaled $7.1 million and originally resulted in a deferred gain of approximately $1.6 million, net of taxes. The deferred gain was recognized during the three months ended April 30, 2009 upon payment of the note.

NOTE 6 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2009	July 31, 2008
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	18,755	25,239
Software	637	840
Licenses and databases	1,289	388
Accumulated amortization	(16,624)	(15,263)
Net intangibles	$14,754	$21,901

Aggregate amortization expense on amortizable intangible assets was $0.9 million and $0.5 million for the three months ended April 30, 2009 and 2008, respectively and $3.0 million and $4.2 million for the nine months ended April 30, 2009 and 2008, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2008	$177,164
Goodwill recorded during the period	(73)
Effect of foreign currency exchange rates	(16,379)
Balance as of April 30, 2009	$160,712

NOTE 7 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, share-based compensation expense for the three- and nine-month periods ended April 30, 2009 and April 30, 2008 include compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock options during fiscal 2009:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2008	4,791	$19.41
Grants of options	4,335	$30.56
Exercises	(647)	$5.37
Forfeitures or expirations	(16)	$24.98

Outstanding at April 30, 2009	8,463	$26.19	7.63	$49,057

Exercisable at April 30, 2009	3,099	$18.28	4.32	$41,706

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 7,238,395 options that were in-the-money at April 30, 2009.

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

In April 2009, the Compensation Committee of the Company’s Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company’s Chairman and Chief Executive Officer, and A. Jayson Adair, the Company’s President, nonqualified stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $30.21 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period.  Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vests ratably over the subsequent four years.  Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant.  If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest.  If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason, then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The total estimated compensation expense to be recognized by the Company over the five year estimated service period is approximately $26.1 million dollars per grant.

NOTE 8 — Common Stock Repurchases

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the nine months ended April 30, 2009 and repurchased approximately 3,762,000 shares at a weighted average price of $39.53 during the nine months ended April 30, 2008.  The total number of shares repurchased under the program as of April 30, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

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

NOTE 9 — Segments and Other Geographic Reporting

The Company’s North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

The following geographic data is provided in accordance with SFAS 131. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
United States	$158,580	$159,174	$447,009	$434,492
Canada	986	1,399	3,350	3,900
North America	159,566	160,573	450,359	438,392
United Kingdom	37,760	60,577	108,391	140,174
	$197,326	$221,150	$558,750	$578,566

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Nine Months Ended April 30,
	2009	2008
United States	$601,615	$562,337
Canada	4,987	5,840
North America	606,602	568,177
United Kingdom	124,879	168,563
	$731,481	$736,740

NOTE 10 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net income, as reported	$42,069	$46,477	$106,476	$116,111
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	3,354	(526)	(42,214)	(3,373)
Total other comprehensive income	$45,423	$45,951	$64,262	$112,738

NOTE 11 — Recent Accounting Pronouncements

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and specifies that such users should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP No. APB 14-1 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 is effective for the Company’s first quarter of fiscal year ending July 31, 2010. The Company is currently evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s October 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not impact the Company’s consolidated financial position, results of operations and cash flows as of and for the three and nine month periods ended April 30, 2009.

In April 2009 the FASB issued three related Staff Positions: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FSP FAS 124-2), and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, Fair Value Measurements (SFAS 157), in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and it may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact these FSPs will have on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. FSP No. FAS 115-2 and 124-2 are effective for the Company’s fourth quarter of fiscal year ended July 31, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its consolidated financial statements.

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

On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual’s complaint seeks reformation of an insurance contract and specific performance in relation to a policy issued to the Company with a $50,000 self-insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual is seeking to reform the contract and charge the Company for a $2 million self-insured retention which it claims was intended.  The Company is defending the lawsuit vigorously.

The Company provides for settlements relating to these matters when the amount of the loss or a range of possible losses can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed or that the Company’s insurers will not seek to deny or limit coverage. Additionally, the insurance that the Company carries requires that the Company pay for costs or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

NOTE 13 — Income Taxes

The Company adopted the provisions of FIN 48, as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As of April 30, 2009, the total gross unrecognized tax benefits increased by $8.9 million from $12.2 million to $21.1 million. The increase was related to a reclassification of an $8.6 million receivable from the total gross unrecognized tax benefit.

As of April 30, 2009, the gross amounts of the Company’s liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in FIN 48 liabilities will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of April 30, 2009 was approximately $1.8 million.

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

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart UK, because it plans to permanently reinvest the earnings of its foreign operations as of April 30, 2009. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

NOTE 14 — Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At April 30, 2009, the debt to EBITDA ratio was less than 1.0:1.0.  As of April 30, 2009 and July 31, 2008, the Company did not have an outstanding balance under the Credit Facility.

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

The Company made certain reclassifications to conform to the current year presentation.  1) The Company reclassified $52.1 million and $122.9 million of vehicle sales revenue, for the three and nine months ended April 30, 2008, respectively, from total revenue; 2) the Company, reclassified $43.7 million and $99.6 million of cost of goods sold for the three and nine months ended April 30, 2008 respectively, from total yard operations; and 3) the Company reclassified $4.6 million from other long-term assets to deferred incomes taxes as of July 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—“Risk Factors” of this Form 10-Q and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Overview

We provide vehicle sellers with a full range of remarketing services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of remarketing services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States and Canada, or North America (NA), we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, we operate primarily on a principal basis, purchasing salvage vehicles outright from insurance companies and reselling the vehicles for our own account.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue and purchased vehicle revenues. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the UK.

Operating costs consist primarily of operations personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles we sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development and marketing expenses.

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

Acquisitions and New Operations

We have experienced significant growth as we have acquired nine vehicle storage facilities and established ten new facilities since the beginning of fiscal 2008. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 147 facilities located in North America and the United Kingdom and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2007 through April 30, 2009:

Salvage Locations	Acquisition or Greenfield	Date	Geographic Service Area
Peterlee, England	Acquisition	August 2007	Northern England
Wisbech, England	Acquisition	August 2007	Eastern England
Rochford, England	Acquisition	August 2007	Southeast England
London, Canada	Greenfield	September 2007	Southern Ontario
Windsor, New Jersey	Greenfield	November 2007	Central New Jersey
Walton, Kentucky	Greenfield	January 2008	Northern Kentucky
Birmingham, Alabama	Greenfield	February 2008	Central Alabama
Inverkeithing, Scotland	Acquisition	March 2008	Central Scotland
Whitburn, Scotland	Acquisition	March 2008	Central Scotland
Featherstone, England *	Acquisition	March 2008	Northeast England
Doncaster, England *	Acquisition	March 2008	Northeast England
Minneapolis, Minnesota	Greenfield	March 2008	Central Minnesota and Wisconsin
Sikeston, Missouri	Acquisition	March 2008	Southeast Missouri
York, England	Acquisition	March 2008	Northern England
Prairie Grove, Arkansas	Greenfield	July 2008	Northwest Arkansas
Louisville, Kentucky	Greenfield	September 2008	Western Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	October 2008	Central Virginia
Montgomery, Alabama	Greenfield	February 2009	Central Alabama
Greer, South Carolina	Greenfield	February 2009	Northwest South Carolina

*             Closed in fiscal 2008

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required.  The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage).  We note that a one percentage-point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of approximately $0.3 million.

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

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with SFAS No.109, Accounting for Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of April 30, 2009, we had approximately $0.3 million of valuation allowance arising from the net operating losses in states where we had withdrawn our operations in prior years. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

Historically, our income taxes have been sufficiently provided to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by the following factors, including (i) the geographical allocation of our future earnings, (ii) the change in tax laws or our interpretation of tax laws, (iii) the changes in governing regulations and accounting principles, (iv) the changes in the valuation of our deferred tax assets and liabilities and (v) the outcome of the income tax examinations. As a result, we routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision.

Based on our results for the nine months ended April 30, 2009, a one percentage-point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $1.7 million.

Effective August 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest settlement of any particular position, could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the Internal Revenue Service and US states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income taxes provision.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim.  In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure.  Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue.  Our estimates have not materially fluctuated from actual results.   While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $6.6 million as of April 30, 2009. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by approximately $100,000 and our accrual for workers’ compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Segment Reporting

Our North American and United Kingdom regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

The information set forth above under Note 11 — Recent Accounting Pronouncements contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Results of Operations

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Remarketing service fee revenue	$165,002	84%	$168,994	76%
Vehicle sales	32,324	16%	52,156	24%
	$197,326	100%	$221,150	100%

Remarketing Service Fee Revenue.  Remarketing service fee revenue declined by $4.0, million or 2.4%, from the same period last year.  The negative impact on fee revenue due to the change in the GBP to USD exchange rate was $3.3 million and represented 2.0 percentage points of the total decline. The average dollar to pound exchange rate was 1.44 dollars to the pound and 1.98 dollars to the pound for the current quarter and the same quarter last year, respectively. Growth in unit volume was driven primarily by an increase in the units remarketed on behalf of insurance companies.  The growth resulted from market wins and, we believe, from an increase in salvage frequency.  Salvage frequency is the percentage of cars involved in accidents that are deemed total economic losses by the insurance company and increased, we believe, as a result of lower used car pricing.  The growth in unit volume had a 2.7 percentage point positive impact on revenue compared to the same quarter last year.  Revenue yield per transaction, compared to the same quarter last year, decreased due to the decline in the average selling price of the vehicle and represented 3.1 percentage points of the total decline in service fee revenue.  Over 50% of our remarketing service fee revenue is tied in some manner to the ultimate selling price of the vehicles.  We believe the decline in the average selling price was due primarily to: (i) the recent declines in commodity and used car pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing as we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers’ local currencies.  However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

Vehicle Sales.  We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account.  Vehicle sales revenue declined by $19.8 million, or 38.0%.  The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $10.7 million and represented 20.6 percentage points of the total decline.  The volume of purchased cars declined relative to the same quarter last year due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis and the timing difference of the selling of certain cars that would have normally occurred in our second quarter of last fiscal year to the third quarter of our last fiscal year.  The timing difference was a response to challenges that arose during the integration process that occurred primarily in our second quarter last year.  The decline in volume represented 17.6 percentage points of the total decline in vehicle sales revenue.  Revenue yield, per transaction, which had a positive 0.2 percentage point impact on total vehicle sales revenue, was up relative to the same quarter last year due primarily, we believe, to the beneficial impact of VB2, our Internet selling platform, as we converted our UK facilities to VB2 in our second quarter last fiscal year. This beneficial impact offset the negative impact of reduced commodity pricing and lower used car prices which, we believe, suppressed the selling price of the vehicles. We believe the decline in the average selling price was due primarily to: (i) the recent declines in commodity and used car pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing as we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers’ local currencies. However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles. The percentage of buyers outside of the UK making purchases during the current quarter was 20% compared to 15% during the same quarter last year. We believe this broadened our buyer base and increased, excluding other factors, the average selling price of our UK cars.  In our fourth quarter of last fiscal year we converted one significant purchase contract to the agency model. It is our intention to pursue the conversion of other purchase contracts in future periods; however, there is no certainty of future conversions.

Yard Operation Expenses.  Yard operation expenses decreased to $85.1 million from $89.3 million for the three months ended April 30, 2009 and 2008, respectively, a 4.7% decrease.  The beneficial impact on yard operating expenses due to the change in GBP to USD exchange rate was $3.7 million. The cost to process each car decreased relative to the same quarter last year. This was driven primarily by an increase in overall operational efficiencies in the UK and by reductions in subhauling costs in the US. Included in yard operation costs were depreciation and amortization expenses which were $8.1 million and $8.0 million for the three months ended April 30, 2009 and 2008, respectively.

Cost of Vehicles Sales.  The cost of vehicles sold declined to $26.8 from $43.7 million when comparing the three months ended April 30, 2009 and 2008, respectively, representing a decline of 38.7%.  The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $8.6 million and represented 19.6 percentage points of the total decline. Unit volume decline represented 17.6 percentage points of the decrease and a decline in the average cost per car sold represented 1.5 percentage points of the decrease.  The decrease in the volume of purchased cars was driven primarily by contract changes in the UK from a principal basis to a fee basis and the timing difference of cars sold from Q2 to Q3 last year.  Cost per car, excluding the impact of the change in the GBP to USD exchange rate, decreased due primarily to the impact of lower used car and commodity pricing.

General and Administrative Expenses.  General and administrative expenses were approximately $20.6 million for the three months ended April 30, 2009, an increase of approximately $1.1 million, or 5.7%, over the three months ended April 30, 2008.  The beneficial impact of the change in GBP to USD exchange rate was approximately $1.0 million.  Included in general and administrative costs in the current quarter are increased payroll and technology costs as we expanded our development and network departments and IT systems to continue the development of VB2 and our seller interfaces. Also included in general and administrative expenses were depreciation and amortization expenses which were $2.1 million and $1.9 million for the three months ended April 30, 2009 and 2008, respectively.

Other Income (Expense).  Total other income was approximately $1.0 million during the three months ended April 30, 2009, compared to income of $2.2 million for the same period last year.  Interest income (net) declined to $0.5 million for the current period from $1.4 million for the same period last year and resulted from reductions in both the average cash balances and the interest yield.  Excluding interest income, other income declined to $0.5 million for the current period from $0.8 for the same period last year primarily due to currency exchange losses on certain intercompany obligations and losses on the disposition of certain assets.

Income Taxes.  Our effective income tax rates for three months ended April 30, 2009 and 2008 were approximately 38.5% and 34.4%, respectively. The increase was driven primarily by the decrease of favorable tax adjustments such as tax exempt interest income, the decrease of unrecognized tax benefits released due to the lapse of statute of limitations for fiscal year 2005 tax returns filed, as well as the increase of certain states’ income tax liabilities.

Discontinued Operations.  During the quarter we received a $12 million payment for a note receivable resulting from the sale of certain MAG business assets and real estate.  We exited the MAG business in our 2006 fiscal year. The gain on the sale of the real estate was deferred until payment on the note receivable was received.  The $1.6 million of income from discontinued operations represents that gain, net of taxes.

Net Income.  Due to the foregoing factors, we realized net income of approximately $42.1 million for the three months ended April 30, 2009, compared to net income of approximately $46.5 million for the three months ended April 30, 2008.

Nine Months Ended April 30, 2009 Compared to Nine Months Ended April 30, 2008

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Remarketing service fee revenue	$464,012	83%	$455,632	79%
Vehicle sales	94,738	17%	122,934	21%
	$558,750	100%	$578,566	100%

Remarketing Service Fee Revenue.  Remarketing service fee revenue grew by $8.4 million, or 1.8%, over the same period last year.  The negative impact on fee revenue due to the change in the GBP to USD exchange rate was $7.3 million and represented a negative impact on total fee revenue, of 1.6 percentage points which was more than offset by growth in revenue yield.  The average dollar to pound exchange rate was 1.58 dollars to the pound and 2.01 dollars to the pound for the nine months ended April 30, 2009 and 2008, respectively. Volume remained relatively unchanged.  During the period, revenue yield, excluding the impact from fluctuations of foreign currency exchange rates, increased due primarily to a beneficial yield from services provided. However, this was mitigated by a decline in the average selling price of the vehicle which occurred primarily during the last six months of the period.  Over 50% of our remarketing service fee revenue is tied in some manner to the ultimate selling price of the vehicles.  We believe the decline in the average selling price was due primarily to: (i) the recent declines in commodity and used car pricing, as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing, as we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar, as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers’ local currencies.  However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles. The positive impact on total fee revenue from changes in volume and revenue yield per transaction (excluding the impact from fluctuations in the dollar to pound exchange rate) were 0.6 percentage points and 2.8 percentage points, respectively.

Vehicle Sales.  We have assumed certain contracts through our UK acquisitions that require us to act as a principal (i.e., purchasing vehicles from the insurance companies and reselling them for our own account).  Vehicle sales revenue declined by $28.2 million, or 23.0%. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $23.0 million and represented 18.7 percentage points of the total decline.  The volume of purchased cars declined relative to the same period last year due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. Revenue yield increased, we believe, due to the beneficial impact of VB2, our Internet selling platform to which we converted in our second quarter last year. This beneficial impact more than offset the negative impact of reduced commodity pricing and lower used car prices which, we believe, suppressed the selling price of the vehicles and developed during the last four months of the period.  The percentage of buyers outside of the UK making purchases during the period increased leading to a broader buyer base and, we believe, a higher average selling price of our UK cars.  The decline in volume represented a negative impact on total vehicle sales revenue of 6.5 percentage points and the increase in revenue yield per transaction (excluding the impact from the fluctuations in the dollar to pound exchange rate) represented a positive impact on total vehicle sales revenue of 2.3 percentage points.

Yard Operation Expenses.  Yard operation expenses increased to $245.9 million from $243.8 million for the nine months ended April 30, 2009 and 2008, respectively.  The beneficial impact on yard operating expenses due to the change in GBP to USD exchange rate was $8.4 million.  The cost to process each car increased relative to the same period last year driven by growth in subhauling costs as the cost of diesel increased, relative to the same period last year, and increased payroll and facilities costs.  Also included in yard operation costs were depreciation and amortization expenses which were $24.4 million and $23.9 million for the nine months ended April 30, 2009 and 2008, respectively.

Cost of Vehicles Sales.  The cost of vehicles sold declined to $80.5 from $99.6 million when comparing the nine months ended April 30, 2009 and 2008, respectively, representing a decline of 19.1%.  The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $18.8 million and represented 18.9 percentage points of the total decline. Volume declined primarily due to the migration of certain seller contracts in the UK from a principal basis to a fee basis.  Cost per car increased due to the mix of cars supplied by the insurance companies. The impact on the cost of vehicle sales from the decline in volume and the increase in the cost per vehicle (excluding the impact from the fluctuations in the dollar to pound exchange rate) were 6.5 percentage points and 6.3 percentage points, respectively.

General and Administrative Expenses.  General and administrative expenses were approximately $62.4 million for the nine months ended April 30, 2009, a decrease of approximately $0.2 million, or 0.4%, from the nine months ended April 30, 2008. The beneficial impact of the change in GBP to USD exchange rate was approximately $2.3 million. Excluding that impact, general and administrative expenses increased $2.1 million. The increase was due primarily to increased payroll and technology costs as we expanded our development and network departments and IT systems to continue the development of VB2 and our seller interfaces.  Also included in general and administrative expenses were depreciation and amortization expenses which were $6.9 million and $7.7 million for the nine months ended April 30, 2009 and 2008, respectively.

Other Income (Expense).  Total other income was approximately $1.5 million during the nine months ended April 30, 2009, compared to $9.1 million for the same period last year.  Interest income (net) declined $5.1 million to $1.5 million for the current period from $6.6 million for the same period last year and resulted from reductions in both the average cash balances and the interest yield.  In addition, other income in the current period ended April 30, 2009 was reduced by the impairment of a note receivable relating to the sales of assets of the public auction business which we exited in 2006 and the loss on the sale of an airplane in the UK, which together totaled $2.2 million.

Income Taxes.  Our effective income tax rates for nine months ended April 30, 2009 and 2008 were approximately 38.8% and 36.1%, respectively. The increase was driven primarily by the decrease of favorable tax adjustments such as tax exempt interest income and the decrease of unrecognized tax benefits released due to the lapse of statute of limitations for fiscal year 2005 tax returns filed, as well as the increase of certain states’ income tax liabilities.

Discontinued Operations.  During the nine months ended April 30, 2009, we received a $12 million payment for a note receivable relating to the sale of certain MAG business assets and real estate.  We exited the MAG business in our 2006 fiscal year. The gain on the sale of the real estate was deferred until payment was received.  The $1.6 million of income from discontinued operations represents that gain, net of taxes.

Net Income.  Due to the foregoing factors, we realized net income of approximately $106.5 million for the nine months ended April 30, 2009, compared to net income of approximately $116.1 million for the nine months ended April 30, 2008.

Liquidity and Capital Resources

Our primary source of working capital is cash generated though operations. Potential internal sources of additional working capital are the sale of assets or the issuance of equity.  A potential external source of additional working capital is the issuance of debt. However, with respect to the issuance of equity or debt, we cannot predict if these sources will be available in the future and if available, if they can be issued under terms commercially acceptable to us.

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

Because our primary source of working capital is net income, factors affecting net income are the principal factors affecting the generation of working capital.  Those primary factors: (i) seasonality, (ii) market wins and losses, (iii) supplier mix, (iv) accident frequency, (v) salvage frequency, (vi) change in market share of our existing suppliers, (vii) commodity pricing, (viii) used car pricing, (ix) foreign currency exchanges rates, (x) product mix, and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections of this Form 10-Q.

As of April 30, 2009, we had working capital of approximately $166.8 million, including cash and cash equivalents of approximately $119.0 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by approximately $80.0 million from July 31, 2008 to April 30, 2009.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities was $154.6 million and $140.4 million for the nine months ended April 30, 2009 and 2008, respectively, an increase of $14.1 million.  The increase was due primarily to changes in balance sheet accounts, offset by a reduction in net income of $9.6 million. During the second quarter there is increased seasonal volume which requires the use of cash to pay out advances and handling costs for the additional business.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $69.2 million and $86.9 million for the nine months ended April 30, 2009 and 2008, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures.

Financing Activities

For the nine months ended April 30, 2009 and 2008, we generated approximately $3.3 million and $16.3 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the nine months ended April 30, 2009 and repurchased approximately 3,762,000 shares at a weighted average price of $39.53 during the nine months ended April 30, 2008, under the stock repurchase program.  The total number of shares repurchased under the program as of April 30, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

In December 2008, our President exercised 600,000 options at a per share exercise price of $4.47. Of the 600,000 options exercised, 96,929 shares were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93 based on the closing price of our common stock on the date of exercise, in satisfaction of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $6 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The amounts paid by us have been accounted for as a repurchase of shares in the shareholders’ equity section in the accompanying consolidated balance sheet.  However, these deemed share repurchases are not included as part of our stock repurchase program described in the preceding paragraph.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures, and all outstanding borrowings are due, on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries.  The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At April 30, 2009, the debt to EBITDA ratio was less than 1.0:1.0.  As of April 30, 2009, we did not have an outstanding balance under the Credit Facility.

Lease, Purchase and Other Contractual Obligations

There were no material changes in the Company’s lease, purchase and other contractual obligations during the nine months ended April 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of April 30, 2009, all of our total cash and cash equivalents were held in bank deposits and money market funds.  As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.  As of April 30, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the nine months ended April 30, 2009, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $3.9 million for the three months ended April 30, 2009. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At April 30, 2009, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $41.4 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.  A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 12 — Legal Proceedings contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended October 31, 2008 and January 31, 2009.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. During the third quarter of fiscal 2009, vehicles supplied by our largest seller accounted for approximately 10% of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in our supply of vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

•                 tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets; and

•                 exposure to foreign currency exchange rate risk, which we have not been previously subject to in any material amounts and which had an adverse impact on our revenues and revenue growth rates during the nine months ended April 30, 2009.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations.  In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the United Kingdom since 2007.  As of April 30, 2009, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $161 million.

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

Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our percentage incentive program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we will not be able to pass on to our sellers of vehicles. A material increase in tow rates could have a material impact on our operating results. Recently, the markets in which we operate have been particularly affected by changes in fuel prices, commodity prices, and decreases in the prices of used cars. In particular, declines in scrap metal and used car prices had an adverse impact on our revenue growth rates in the nine months ended April 30, 2009. Continued volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 18% of our common stock as of April 30, 2009. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the US dollar and foreign currencies, primarily the British Pound and Canadian Dollar, could adversely affect our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On December 17, 2008, January 21, 2009, and March 10, 2009, we received comment letters from the Securities and Exchange Commission (SEC) related to various matters with respect to our Annual report on Form 10-K for the fiscal year ended July 31, 2008, as filed on September 29, 2008 and our proxy statement on Schedule 14A as filed on November 4, 2008. We responded to all comments. In a letter dated April 2, 2009, the SEC indicated that it had completed its review and all comments were resolved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           A Special Meeting of Shareholders was held on April 14, 2009 (the “Meeting”).

(b)           The results of the vote on the matters voted upon at the Meeting are:

(i)

To approve the grant of an option to acquire 2,000,000 shares of our common stock to each of Willis J. Johnson, our Chairman and Chief Executive Officer, and A. Jayson Adair, our President, as more fully described in the proxy statement, such grants to be made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period:

For	Against	Abstained	Broker non-Vote

57,158,782	7,174,901	10,267,725	-0-

The foregoing matters are described in more detail our definitive proxy statement dated March 12, 2009 relating to the Meeting.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*

Form of Copart, Inc. Stand-Alone Stock Option Agreement for use in connection with grants to Willis J. Johnson and A. Jayson Adair, effective April 14, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 16, 2009)

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

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: June 9, 2009