Form 10-K
period 2009-07-31
COPART INC
filed 2009-09-29
CIK 900075

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California (Address of principal executive offices)	94534 (Zip code)

Registrant's telephone number, including area code:
(707) 639-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value (Including associated Preferred Stock Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,576,240,787 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         At September 29, 2009, registrant had 84,082,113 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant's definitive proxy statement for its 2009 Annual Meeting of Shareholders (Proxy Statement) to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of July 31, 2009. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K for the fiscal year ended July 31, 2009, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward- looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Item 1A Business under the caption entitled "Risk Factors" in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Copart," the "Company," "we," "us," or "our" refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. We do not undertake to update any forward- looking statement that may be made from time to time by or on behalf of the Company.

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

        Copart™, VB2™, CopartDirect™, BID4U™, CoPartfinder™ and CI & Design™ are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

PART I

Item 1.    Business

General

        Copart, Inc. is a leading provider of online auctions and vehicle remarketing services in the United States (US), Canada and the United Kingdom (UK).

        We provide vehicle sellers with a full range of services to process and sell vehicles over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price.

        In the US and Canada, or North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the UK we operate primarily on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account.

        During fiscal 2004 and fiscal 2008, we converted all of our North American and UK sales respectively, to our Internet based auction-style selling platform which we call VB2. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a buyer to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Buyers enter the maximum price they are willing to pay for a vehicle and VB2's BID4U feature will incrementally bid the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time, BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

        We believe the implementation of VB2 has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2009, sales of North American vehicles, on a unit basis, to buyers registered outside the state where the vehicle is located accounted for 46.8% of total vehicles sold (25.3% of vehicles were sold to out of state buyers and 21.5% were sold to out of country buyers, based on registration). For fiscal 2009, sales of UK vehicles, on a unit basis, to buyers registered outside the country where the vehicle is located accounted for 18.4% of total vehicles sold.

        We believe that we offer the highest level of service in the auction and vehicle remarketing industry and have established our leading market position by:

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

  •
  applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with buyers and sellers, vehicle imaging, and an online used vehicle parts locator service; and

  •
  providing the venue for insurance customers through our Virtual Insured Exchange (VIX) product to contingently sell a vehicle through the auction process to establish its true value, allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

        Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both buyers and sellers, and (v) the growth in non-insurance company sellers. For fiscal year 2009, which ended July 31, 2009, our revenues were approximately $743.1 million and our operating income was approximately $225.3 million.

        On June 14, 2007, we entered the UK salvage market through the acquisition of Universal Salvage Plc (Universal). In fiscal 2008, we made the following additional acquisitions: Century Salvage Sales Limited (Century) on August 1, 2007; AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson) on February 29, 2008; and Simpson Bros. (York) Holdings Limited (Simpson) on April 4, 2008. Universal, Century and Watson were all leading providers of vehicle auctions and services to the motor insurance and automotive industries. Simpson was primarily an auto dismantler and was acquired primarily for its real estate holdings.

        In fiscal 2008, we initiated two new programs (i) Copart Dealer Services (CDS), by which we sell dealer-trade-ins using our VB2 application and (ii) CopartDirect, whereby we sell cars on behalf of the general public, using our VB2 application, so that individuals can avoid the inconvenience of selling the cars themselves. Our goal through these two programs is to expand VB2's application beyond traditional salvage in order to expand our customer base. CDS targets franchise and independent dealerships while CopartDirect targets the general public.

        In fiscal 2009, we opened our website to the public, initiated our Registered Broker program by which the public can purchase vehicles through a registered buyer, and initiated our Market Maker program by which registered buyers can open Copart storefronts with internet kiosks that enable the general public to browse and view our inventory and purchase vehicles from us through the Market Maker.

        In North America, we opened five new facilities located in Louisville, Kentucky; Richmond, Virginia; Montgomery, Alabama; Greer, South Carolina; and Warren, Massachusetts. As of July 31, 2009, we had 133 facilities in the US, 2 facilities in Canada and 12 facilities in the UK.

 Industry Overview

        The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. In North America, sellers generally auction or sell their vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion in North America and on a primary basis in the UK, companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based either on a percentage of the vehicles' estimated pre-accident cash value and/or based on the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction, Copart sells all of its vehicles on its Internet selling platform, VB2, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process. In the UK, all sales were converted to VB2 during fiscal 2008.

        Although there are other sellers of vehicles, such as banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public, the primary sellers of vehicles are insurance companies.

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

        The majority of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident. Typically the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company's adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle's mileage, options and condition in order to estimate its pre-accident value (PAV), or actual cash value (ACV). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster's estimate of repair costs, vehicle's salvage value, and the PAV or ACV, as well as customer service considerations. If the cost of repair is greater than the pre-accident value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

        We believe the primary factors that insurance companies consider when selecting an auction and vehicle remarketing services company include:

  •
  the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the actual cash value);

  •
  the services provided by the company and the degree to which such services reduce administrative costs and expenses;

  •
  the price the company charges for its services;

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

        Generally, upon receipt of the pick up order (the assignment), we arrange for the transport of a vehicle to a facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle's release from a towing company, vehicle repair facility or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle or invoiced separately to the seller.

        The salvage vehicle then remains in storage at one of our facilities until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state's motor vehicle regulatory agency, or DMV. In the US, total loss vehicles may be sold in most states only after obtaining a salvage title from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is sold either on behalf of the insurance company or for our own account, depending on the terms of the contract. In the UK, upon release of interest by the vehicle owner, the insurance company notifies us that the vehicle is available for sale for our own account.

        Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold either at a live auction or, in our case, on VB2 typically within 7 days. Proceeds are then collected from the buyer, seller fees are subtracted and the remainder is remitted to the seller.

Operating and Growth Strategy

        Our growth strategy is to increase our revenues and profitability by, among other things (i) acquiring and developing new facilities in key markets including foreign markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our online auctions and vehicle remarketing service offerings to sellers and buyers, and (iv) expanding the application of VB2 into new markets and to new sellers within the vehicle market. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities we introduce our (i) pricing structure, (ii) selling processes, (iii) operational procedures, (iv) management information systems, and (v) when appropriate, redeploy existing personnel.

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

        The following table sets forth facilities that we have acquired or opened from August 1, 2006 through July 31, 2009:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Baltimore Maryland	Greenfield		November 2006	Central Maryland
Woodburn, Oregon	Greenfield		January 2007	Central Oregon
Sandy, England	Acquisition		June 2007	East England and Midlands
Sandtoft, England	Acquisition		June 2007	Northern England
Sandwich, England	Acquisition		June 2007	London and South East England
Westbury, England	Acquisition		June 2007	South Wales and South West England
Chester, England	Acquisition		June 2007	North Wales and North West England
Denny, Scotland	Acquisition	*	June 2007	Scotland
Wootton, England	Acquisition		June 2007	Central England
Punta Gorda, Florida	Greenfield		July 2007	Southwest Florida
Peterlee, England	Acquisition		August 2007	Northern England
Wisbech, England	Acquisition		August 2007	Eastern England
Rochford, England	Acquisition		August 2007	Southeast England
London, Canada	Greenfield		September 2007	Southern Ontario
Windsor, New Jersey	Greenfield		November 2007	Central New Jersey
Walton, Kentucky	Greenfield		January 2008	Northern Kentucky
Birmingham, Alabama	Greenfield		February 2008	Central Alabama
Inverkeithing, Scotland	Acquisition		March 2008	Central Scotland
Whitburn, Scotland	Acquisition		March 2008	Central Scotland
Featherstone, England	Acquisition	*	March 2008	Northeast England
Doncaster, England	Acquisition	*	March 2008	Northeast England
Minneapolis, Minnesota	Greenfield		March 2008	Central Minnesota and Wisconsin
Sikeston, Missouri	Acquisition		March 2008	Southeast Missouri
York, England	Acquisition		April 2008	Northern England
Prairie Grove, Arkansas	Greenfield		July 2008	Northwest Arkansas
Louisville, Kentucky	Greenfield		September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	**	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts

*
Closed in fiscal 2008

**
Former MAG facility

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

  Expand Our Service Offerings to Sellers and Buyers

        Over the past several years, we have expanded our available service offerings to vehicle sellers and buyers. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our buyers. This includes, for our sellers, real-time access to sales data over the Internet, national coverage, the ability to respond on a national scale and, for our buyers, the implementation of VB2 real-time bidding at all of our facilities, permitting buyers at any location worldwide to participate in the sales at all of our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

        We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry.

  National Coverage and Ability to Respond on a National Scale

        Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 147 facilities located in the United States, Canada and the UK as of July 31, 2009. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and buyers with maximum efficiency. Our coverage provides our sellers with key advantages, including:

  •
  a reduction in administrative time and effort;

  •
  a reduction in overall vehicle towing costs;

  •
  convenient local facilities;

  •
  improved access to buyers throughout the world;

  •
  a prompt response in the event of a natural disaster or other catastrophe; and

  •
  consistency in products and services.

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

  •
  specialty sales, which allow buyers the opportunity to focus on select types of vehicles: i.e. motorcycles, heavy equipment, boats, recreational vehicles and rental cars; and

  •
  Interactive Online Counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder.

  Proven Ability to Acquire and Integrate Acquisitions

        We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 74 facilities in North America and the UK. As part of our acquisition and integration strategy, we seek to:

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

  Technology to Enhance and Expand Our Business

        We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle sellers with online access to data and reports regarding their vehicles being processed at any of our facilities. This technology allows vehicle sellers to monitor each stage of our vehicle sales process, from pick up to sale and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the vehicle sales process and minimizes the administrative and processing costs for us as well as our sellers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Service Offerings

        We offer vehicle sellers a full range of vehicle services, which expedite each stage of the vehicle sales process, maximizing proceeds and minimizing costs. Not all service offerings are available in all markets.

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

  Transportation Services

        We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers' vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the UK, we perform transportation services through a combination of our fleet of over 100 vehicles and third party vehicle transport companies.

  Vehicle Inspection Stations

        We offer certain of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our facilities. We have over 60 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

  On-Demand Reporting

        We provide vehicle sellers with real time data for vehicles that we process for the particular seller. This includes vehicle sellers' gross and net returns on each vehicle, service charges, and other data that enable our vehicle sellers to more easily administer and monitor the vehicle disposition process. In addition, we have developed a database containing over 240 fields of real-time and historical information accessible by our sellers allowing for their generation of custom ad hoc reports and customer specific analysis.

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

        Purchase Program.    Under the purchase program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles' estimated pre-accident value (PAV), or actual cash value (ACV), and sell the vehicles for our own account. We have no purchase programs in North America.

  Buyer Network

        We maintain a database of thousands of registered buyers in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer, and export industries. Public buyer information is included in this database as we sell directly to the general public at certain locations. Our database includes each buyer's vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the world of vehicles available for bidding that match their vehicle preferences. Listings of vehicles to be sold on a particular day and location are also made available on the Internet.

  Sales Process

        We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles. We utilize VB2, an auction-style sales methodology that we developed. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a buyer to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a buyer see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Buyers enter the maximum price they are willing to pay for a vehicle and VB2's BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder. VB2 opens our sales process to registered buyers anywhere in the world who have Internet access.

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

  Copart Dealer Services

        We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our North American facilities. We have engaged agents that target these dealers and work with them throughout the sales process.

  CopartDirect

        We provide the general public with a fast and convenient method to sell vehicles through any of our North American facilities. Anyone can call 1-888-Sell-it-1 and arrange to drop off their vehicle and transferable title at any of our North American facilities. We sell the vehicle by listing it on VB2, monitoring the sale, handling the title processing, collecting payment from the buyer, and remitting the balance less our fees to the seller.

  U-Pull-It

        In the UK we have two facilities from which the public can purchase parts from salvaged and end-of-life vehicles. In general, the buyer is responsible for detaching the parts from the vehicle and any associated hauling or transportation of the parts after detachment. After the valuable parts have been removed by the buyer, the remaining parts and car body are sold for their scrap value.

Seller Marketing

        We process vehicles from hundreds of different vehicle sellers. State Farm Insurance Company accounted for 10% of our revenues during fiscal year 2007. No customer accounted for more than 10% of our total revenues during fiscal years 2009 or 2008. Of the total number of vehicles processed during fiscal years 2009, 2008 and 2007, we obtained approximately 83%, 83% and 84%, respectively, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days notice.

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

Buyers

        We maintain a database of thousands of registered buyers in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer and export industries. We believe that we have established a broad international and domestic buyer base by providing buyers with a variety of programs and services. To become a registered buyer and gain admission to one of our sales, prospective buyers must first pay an initial registration fee and an annual fee, provide requested personal and business information, and have, in most states, a vehicle dismantler's, dealer's, resale, repair or export license. In certain venues we may sell to the general public. Registration entitles a buyer to transact business at any of our sales subject to local licensing and permitting requirements. However, non-registered buyers may transact business at any of our sales via a registered broker who meets the local licensing and permitting requirements. A buyer may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to buyers on the Internet and via e-mail notifications, sales notices, telemarketing, and participation in trade show events.

Competition

        We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in North America include KAR Holdings, Inc. (formerly Adesa, Inc. and Insurance Auto Auctions, Inc.), Auction Broadcasting Company, and Manheim Auctions. The largest national dismantler is LKQ Corporation. LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In the UK, our principal competitors are privately held independent remarketers.

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

        As of July 31, 2008, our UK operations were completely migrated to our proprietary business operating software and servers described above.

Employees

        As of July 31, 2009, we had 2,713 full-time employees, of whom approximately 480 were engaged in general and administrative functions and approximately 2,233 were engaged in yard operations. As of July 31, 2009, we had 2,253 and 460 employees located in North America and the UK, respectively. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

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

        In connection with the acquisition of the Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. Our environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, we requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified us that they did not concur with our consultant's conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to our proposal for surface water sampling. In March 2008, our environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling was performed in November 2008. In December 2008, a report was submitted to the TCEQ indicating that lead levels were below Texas surface water quality standards. In May of 2009, the TCEQ approved the Surface Water Sampling Report, as well as the Concrete Cap Inspection Report submitted in December 2008. We are making necessary repairs to the concrete cap and providing a survey map of the cap. Annual inspections of the cap will be required to ensure its maintenance. There is no assurance that we may not incur future liabilities if the stabilization process proves ineffective, or if future testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards.

        We do not believe that the above environmental matter will, either individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

        On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking in excess of $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. We believe the claim is without merit and we are vigorously defending the lawsuit.

        On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual's complaint seeks reformation of an insurance contract and specific performance in relation to a policy issued to us with a $50,000 self-insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual is seeking to reform the contract and charge Copart for a $2 million self-insured retention which it claims was the original intent. We are vigorously defending the lawsuit.

        We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. We believe that the ultimate liability, if any, will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed or that our insurers will not seek to deny or limit coverage. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

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

Seasonality

        Historically, our operating results have been subject to quarterly variations based on a variety of factors, of which the primary influence is the seasonal change in weather patterns. During the winter months we tend to have higher demand for our services because there are more weather related accidents.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making an investment decision. Our business could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, materialized. The trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes and schedules, and other filings with the SEC before deciding to purchase any shares of our common stock.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

        Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates. During fiscal 2009, no single customer accounted for more than 10% of our revenues.

Our acquisitions in the UK expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the UK or other countries in Europe or seek to establish new yards or facilities to complement the acquired companies' operations. We have limited experience operating outside North America, and any failure to integrate these recently acquired companies or future UK or other European acquisitions into our operations successfully could have an adverse effect on our financial position, results of operations or cash flows.

        During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, or Century, Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited, all located within the UK. We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets. We have limited experience operating our business outside North America, which presents numerous strategic, operational, and financial risks to us.

        Our acquisitions in the UK and continued expansion of our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. For example, in the second quarter of fiscal 2008, we experienced losses associated with credit card fraud in the UK. Although historical practice in the UK market has been to accept credit cards, we have not accepted them in North America and may need to further enhance our security systems to reduce the risk of credit card fraud. In addition, our operating expenses were adversely affected in the second quarter of fiscal 2008 by incremental integration expenses. We have and may continue to incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we have deployed our VB2 online vehicle auction technologies at all of our operations in the UK and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

  •
  tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets; and

  •
  exposure to foreign currency exchange rate risk, which we have not been previously subject to in any material amounts and which had an adverse impact on our revenues and revenue growth rates during the twelve months ended July 31, 2009.

        As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and have an adverse effect on our operating results.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse affect on our results of operations.

        Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of July 31, 2009, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $166 million.

        Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that a goodwill impairment is required with respect to our acquisitions in the UK. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

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

        The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisitions, because of their size and, also, because the UK operates primarily on the principal model versus the agency model employed in North America, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages, and exposes us to inventory risks including:

  •
  loss from theft or damage;

  •
  loss from devaluation; and

  •
  loss from obsolescence.

Our strategic shift from live sales to an entirely Internet-based sales model presents risks, including substantial technology risks.

        During 2004, in North America and during 2008 in the UK we converted all of our sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represented a significant change in the way we conduct business and currently presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

        Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates could have a material impact on revenue growth. In addition, under our percentage incentive program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in tow rates could have a material impact on our operating results. Recently, the markets in which we operate have been particularly affected by changes in fuel prices, commodity prices, and decreases in the prices of used cars. In particular, declines in scrap metal and used car prices had an adverse impact on our revenue growth rates during the twelve months ended July 31, 2009. Continued volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

The salvage vehicle sales industry is highly competitive and we may not be able to compete successfully.

        We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other auction and vehicle remarketing service companies with whom we compete directly in obtaining vehicles from insurance companies and other sellers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may have greater financial resources than us. Due to the limited number of vehicle sellers, particularly in the UK, the absence of long-term contractual commitments between us and our sellers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

  •
  the impact of foreign exchange gain and loss as a result of our recently acquired companies in the UK;

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

  •
  the severity of weather and seasonality of weather patterns;

  •
  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

  •
  the availability and cost of general business insurance;

  •
  labor costs and collective bargaining;

  •
  the availability of subhaulers at competitive rates;

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

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the financial statements.

        The Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require a change or changes in our policies or procedures.

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

        Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 16% of our common stock as of July 31, 2009. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

        We may invest our excess cash in securities or money market funds backed by securities, which may include US treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risk factors may result in a loss or an impairment to our invested cash and may have a material affect on our financial statements.

The recent financial crisis and economic downturn may negatively affect our business, operating results, or financial condition.

        The capital and credit markets have been experiencing extreme volatility and disruption for over a year, which has led to an economic downturn in the US and abroad. As a result of the ongoing financial crisis and economic downturn, the number of miles driven may continue to decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Adverse credit conditions may also affect the ability of buyers to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition if the banking system or the financial markets deteriorate or remain volatile our banking institution may reduce our line of credit.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

        Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the US dollar and foreign currencies, primarily the British Pound and Canadian Dollar, could adversely affect our financial results.

Investment in NASCAR sponsorships and other advertising could impact our operating results

        We have, in fiscal 2009, and will continue in fiscal 2010 to invest in advertising and sponsorship programs with NASCAR and other events in the motorsports industry. We may expend amounts that are material to our overall general and administrative expenses and we cannot predict what future benefits, if any, will be derived.

New buyer programs could impact our operating results

        We have or will initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered buyer and the Market Maker program through which registered buyers can open Copart storefronts with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public may involve material expenditures and we cannot predict what future benefit, if any, will be derived.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 147 operating facilities. In the US, we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we are only in the province of Ontario. In the UK, as of July 31, 2009, we owned or leased 12 operating facilities. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.    Legal Proceedings

        We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

        On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking in excess of $2 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. We believe the claim is without merit and we are vigorously defending the lawsuit.

        On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual's complaint seeks reformation of an insurance contract and specific performance in relation to a policy issued to us with a $50,000 self-insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual is seeking to reform the contract and charge Copart for a $2 million self-insured retention which it claims was the original intent. We are vigorously defending the lawsuit.

        We provide for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed or that our insurers will not seek to deny or limit coverage. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of our shareholders during the fourth quarter of our 2009 fiscal year.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

        The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2009, there were 83,938,814 shares outstanding. Our common stock has been quoted on the Nasdaq under the symbol "CPRT" since March 17, 1994. As of July 31, 2009, we had 1,745 shareholders of record. On July 31, 2009, the last reported sale price of our common stock on the Nasdaq Global Select Market was $35.31 per share.

Fiscal Year 2009	High	Low
Fourth Quarter	36.00	29.02
Third Quarter	32.78	23.48
Second Quarter	36.57	22.54
First Quarter	46.96	30.21

Fiscal Year 2008	High	Low
Fourth Quarter	49.34	39.50
Third Quarter	42.83	33.81
Second Quarter	43.27	33.44
First Quarter	38.58	27.90

Dividend Policies

        We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business.

        We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flow from operations. These alternative potential uses include additional stock repurchases, the payment of dividends and acquisitions.

Repurchase of Our Common Stock

        In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2009, we did not repurchase any shares under our stock repurchase program. For the year ended July 31, 2008, we repurchased 6,615,764 shares at a weighted average price of $40.70. For the year ended July 31, 2007, we repurchased 2,995,405 shares at a weighted average price of $29.91. At the end of fiscal year 2009, the total number of shares repurchased under the program was 13,649,469. As of July 31, 2009, 15,350,531 shares were available for repurchase under our program.

        In December 2008, our President exercised 600,000 options at an exercise price of $4.47 per share. In a cashless exercise, 96,929 shares of the 600,000 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, totaling approximately $6.0 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. In June 2009, our President exercised 361,035 options at an exercise price of $11.12 per share. In a cashless exercise, 116,741 shares of the 361,035 shares exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 109,595 shares were withheld at a per share price of $34.39, totaling approximately $3.8 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $9.8 million to the proper taxing authorities in satisfaction of the employee's minimum statutory withholding requirements. The tax withholding amounts paid by us have been accounted for as a repurchase of shares in the shareholders' equity section in the accompanying consolidated balance sheet. However, these deemed share repurchases are not included as part of our stock repurchase program described in the preceding paragraph.

        The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2007
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	2,995,405	$29.91	2,995,405	1,966,295
Fiscal 2008
First Quarter	—	—	—	21,966,295	*
Second Quarter	982,655	$41.67	982,655	20,983,640
Third Quarter	2,779,509	$38.77	2,779,509	18,204,131
Fourth Quarter	2,853,600	$42.24	2,853,600	15,350,531
Fiscal 2009
First Quarter	—	—	—	15,350,531
Second Quarter	—	—	—	15,350,531
Third Quarter	—	—	—	15,350,531
Fourth Quarter	—	—	—	15,350,531

*
Includes 20 million share increase in our stock repurchase program authorized by the Board of Directors in October 2007.

Issuances of Unregistered Securities

        There were no issuances of unregistered securities in the quarter ended July 31, 2009.

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

        The following is a line graph comparing the cumulative total return to shareholders of our common stock at July 31, 2009 since July 31, 2004, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) a peer group consisting of Sterling Construction Company, Inc. (STRL) and Coast Distribution System, Inc. (CRV), and (iii) the NASDAQ Q-50 (NXTQ). We have determined that our peer group is no longer representative of our industry and we intend to discontinue the use of the peer group beginning in our Form 10-K for fiscal 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., The NASDAQ Composite Index,
A Peer Group, and The NASDAQ Q-50 (NXTQ)

	7/04	7/05	7/06	7/07	7/08	7/09
Copart, Inc.	$100.00	$109.93	$119.73	$126.47	$197.12	$158.70
NASDAQ Composite	$100.00	$115.86	$113.24	$138.79	$123.03	$105.70
Peer Group	$100.00	$173.31	$346.59	$261.79	$261.62	$198.66
NASDAQ Q-50 (NXTQ)	$100.00	$134.06	$146.68	$185.86	$140.18	$160.37

*
Assumes that $100.00 was invested on July 31, 2004 in our common stock and in the NASDAQ Stock Market (US) Index, the peer group, and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated statements of income data for the years ended July 31, 2009, 2008 and 2007 and the consolidated balance data at July 31, 2009 and 2008, are derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of income data for the years ended July 31, 2006 and 2005 and the consolidated balance sheet data at July 31, 2007, 2006 and 2005, are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ending July 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share and other data)
Operating Data
Revenues	$743,082	$784,848	$560,680	$528,571	$447,731
Operating income	225,325	237,917	203,145	171,562	156,436
Income from continuing operations before income taxes	227,732	249,650	217,421	174,522	164,595
Income tax expense	(88,186)	(92,718)	(81,083)	(61,862)	(62,772)
Income from continuing operations	139,546	156,932	136,338	112,660	101,823
Income (loss) from discontinued operations, net of income tax effects	1,557	—	—	(15,713)	293
Net income	141,103	156,932	136,338	96,947	102,116
Basic per share amounts:
Income from continuing operations	$1.67	$1.80	$1.50	$1.24	$1.13
Discontinued operations	0.02	—	—	(0.17)	—

Net income per share	$1.69	$1.80	$1.50	$1.07	$1.13

Weighted average shares	83,537	87,412	90,651	90,372	90,162
Diluted per share amounts:
Income from continuing operations	$1.64	$1.75	$1.46	$1.21	$1.10
Discontinued operations	0.02	—	—	(0.17)	—

Net income per share	$1.66	$1.75	$1.46	$1.04	$1.10

Weighted average shares	84,930	89,858	93,455	92,925	92,984
Balance Sheet Data
Cash, cash equivalents and short-term investments	$162,691	$38,954	$210,246	$279,850	$253,643
Working capital	$212,349	$84,501	$247,850	$328,017	$293,696
Total assets	$1,058,032	$956,247	$1,014,600	$899,240	$793,884
Total debt	$1,457	$2,240	$2,793	$—	$—
Shareholders' equity	$921,459	$798,996	$880,866	$809,970	$709,379
Other Data
Number of storage facilities	147	143	131	122	117

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—"Risk Factors" of this Form 10-K and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

        Although we believe that, based on information currently available to the Company and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

        We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States and Canada, or North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, we operate primarily on a principal basis, purchasing salvage vehicles outright from insurance companies and reselling the vehicles for our own account.

        Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the UK.

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

        During fiscal 2004 and fiscal 2008, we converted all of our North American and UK sales, respectively, to an Internet-based auction-style model using our VB2 Internet sales technology. This process employs a two-step bidding process. The first step, called the preliminary bid, allows buyers to submit bids up to one hour before a real time virtual auction begins. The second step allows buyers to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

Acquisitions and New Operations

        We have experienced significant growth in facilities as we have acquired twenty three facilities and established thirteen new facilities since the beginning of fiscal 2006. All of these acquisitions have been accounted for using the purchase method of accounting.

        As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 147 facilities located in North America and the UK and are able to provide national coverage for our sellers.

        The following table sets forth facilities that we have acquired or opened from August 1, 2006 through July 31, 2009:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Baltimore Maryland	Greenfield	November 2006	Central Maryland
Woodburn, Oregon	Greenfield	January 2007	Central Oregon
Sandy, England	Acquisition	June 2007	East England and Midlands
Sandtoft, England	Acquisition	June 2007	Northern England
Sandwich, England	Acquisition	June 2007	London and South East England
Westbury, England	Acquisition	June 2007	South Wales and South West England
Chester, England	Acquisition	June 2007	North Wales and North West England
Denny, Scotland	Acquisition	*June 2007	Scotland
Wootton, England	Acquisition	June 2007	Central England
Punta Gorda, Florida	Greenfield	July 2007	Southwest Florida
Peterlee, England	Acquisition	August 2007	Northern England
Wisbech, England	Acquisition	August 2007	Eastern England
Rochford, England	Acquisition	August 2007	Southeast England
London, Canada	Greenfield	September 2007	Southern Ontario
Windsor, New Jersey	Greenfield	November 2007	Central New Jersey
Walton, Kentucky	Greenfield	January 2008	Northern Kentucky
Birmingham, Alabama	Greenfield	February 2008	Central Alabama
Inverkeithing, Scotland	Acquisition	March 2008	Central Scotland
Whitburn, Scotland	Acquisition	March 2008	Central Scotland
Featherstone, England	Acquisition	*March 2008	Northeast England
Doncaster, England	Acquisition	*March 2008	Northeast England
Minneapolis, Minnesota	Greenfield	March 2008	Central Minnesota and Wisconsin
Sikeston, Missouri	Acquisition	March 2008	Southeast Missouri
York, England	Acquisition	April 2008	Northern England
Prairie Grove, Arkansas	Greenfield	July 2008	Northwest Arkansas
Louisville, Kentucky	Greenfield	September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	**October 2008	Central Virginia
Montgomery, Alabama	Greenfield	February 2009	Central Alabama
Greer, South Carolina	Greenfield	February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield	June 2009	Central Massachusetts

*
Closed in fiscal 2008

**
Former MAG facility

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

        The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It is our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.

        In addition to growth through acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle seller agreements, (iii) expanding our service offerings to sellers and buyers, and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to effect cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Results of Operations

        The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income presented in absolute dollars and as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

  Fiscal 2009 Compared to Fiscal 2008

  Revenues

        The following sets forth information on revenue by class (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Service revenues	$615,352	83%	$619,728	79%
Vehicle sales	127,730	17%	165,120	21%

	$743,082	100%	$784,848	100%

        Service Revenues.    Service revenues were approximately $615.4 million during fiscal 2009 compared to $619.7 million for fiscal 2008, a decline of $4.4, million or 0.7%,below fiscal 2008. The decline in service revenue was due to the negative impact on recorded service revenues due to the change in the GBP to USD exchange rate and was offset by growth in unit volume and a marginal growth in revenue per transaction. The average dollar to pound exchange rate was 1.59 dollars to the pound and 2.00 dollars to the pound for fiscal 2009 and fiscal 2008, respectively, and lead to a reduction in service revenue of $9.5 million. Growth in unit volume was driven primarily by an increase in the units sold on behalf of insurance companies and units sold on behalf of franchise and independent car dealerships. The growth resulted from market wins and, with respect to insurance company cars, from what we believe to be an increase in salvage frequency.

Salvage frequency is the percentage of cars involved in accidents that are deemed total economic losses by the insurance company. We believe the increased availability of such cars was as a result of lower average used car pricing. The growth in unit volume generated $4.9 million in additional revenue relative to last year. Revenue yield per transaction was marginally higher as the decline in the average selling price was offset by higher yield on services provided and generated $0.2 million in additional revenue compared to last year. Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicles. We believe the decline in the average selling price was primarily due to: (i) the recent declines in commodity and used car pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing because we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers' local currencies. However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

        Vehicle Sales.    We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were approximately $127.7 million during fiscal 2009 compared to $165.1 million for fiscal 2008, a decline of $37.4 million, or 22.6%, below fiscal 2008. The decline in vehicle sales revenue was due to the negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate, the decline in unit volume, and the decline in revenue per transaction. The decline in the average USD to GBP exchange rate lead to a reduction in vehicle sales revenue of $29.7 million. The decline in unit volume lead to a reduction in revenue of $5.3 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. The decline in the average revenue per transaction lead to a reduction of revenue of $2.3 million. We believe the decline in the average selling price was primarily due to: (i) the declines in commodity pricing as we believe that commodity pricing, particularly the price per ton for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing because we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers' local currencies. However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

        Yard Operation Expenses.    Yard operation expenses were approximately $324.8 million during fiscal 2009 compared to $328.9 million for fiscal 2008, a decline of approximately $4.1 million, or 1.3%, below fiscal 2008. The beneficial impact on yard operating expenses due to the change in GBP to USD exchange rate was $10.6 million and was offset by an increase in the cost to process each car which was driven primarily by an increase in subhauling costs in the US and the additional costs associated with five new facilities. Included in yard operation costs were depreciation and amortization expenses which were $32.8 million and $32.2 million for the fiscal years ended July 31, 2009 and 2008, respectively.

        Cost of Vehicle Sales.    The cost of vehicles sold was approximately $106.0 million during fiscal 2009 compared to $133.7 million for fiscal 2008, a decline of approximately $27.6 million, or 20.7%. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $23.8 million. Unit volume decline was responsible for $4.3 million of the total decline and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was up marginally and represented a $0.4 million increase relative to last year.

        General and Administrative Expenses.    General and administrative expenses were approximately $86.9 million for fiscal 2009 compared to $84.3 million for fiscal 2008, an increase of approximately $2.6 million, or 3.1%. The beneficial impact on general and administrative expenses due to the change in GBP to USD exchange rate was approximately $3.0 million. The growth in general and administrative costs was due primarily to: i) increased IT payroll and technology costs as we expanded our development and network departments, ii) increased advertising costs as we invested in events and media promotions to generate public awareness, and iii) the additional costs associated with the CEO and President's non cash compensation package approved by the shareholders in April 2009. Also included in general and administrative expenses were depreciation and amortization expenses which were $9.0 million and $10.6 million for the years ended July 31, 2009 and 2008, respectively.

        Other Income (Expense).    Total other income was approximately $2.4 million during fiscal 2009 compared to $11.7 million for fiscal 2008, a decline of approximately $9.3 million, or 79.5%. Net interest income declined $6.1 million due to reductions in both the average cash balances and the interest yield. Other income, net, declined $3.2 million primarily due to the impairment of a note receivable relating to the sale of assets of the public auction business which we exited in 2006 and the loss on the sale of an airplane in the UK, together totaling $2.2 million, currency exchange losses on certain intercompany obligations and losses on the disposition of other certain assets.

        Income Taxes.    Our effective income tax rates for fiscal 2009 and 2008 were approximately 38.7% and 37.1%, respectively. The increase was driven primarily by the decline in tax exempt interest income.

        Discontinued Operations.    During fiscal 2009 we received a $12 million payment for a note receivable resulting from the sale of certain MAG business assets and real estate. We exited the MAG business in our 2006 fiscal year. The gain on the sale of the real estate was deferred until payment on the note receivable was received. The $1.6 million of income from discontinued operations represents that gain, net of taxes.

        Net Income.    Due to the foregoing factors, we realized net income of approximately $141.1 million for fiscal 2009, compared to net income of approximately $156.9 million for fiscal 2008.

  Fiscal 2008 Compared to Fiscal 2007

  Revenues

        The following sets forth information on customer revenue by geographic region based on the location of the selling entity (in thousands, except percentages):

	2008	Percentage of Revenue	2007	Percentage of Revenue
Service revenues	$619,728	79%	$535,794	96%
Vehicle sales	165,120	21%	24,886	4%

	$784,848	100%	$560,680	100%

        Service Revenues.    Service revenues were approximately $619.7 million during fiscal 2008 compared to $535.8 million for fiscal 2007, an increase of $83.9 million, or 15.7%, over fiscal 2007. The growth in revenue came from an increase in units sold and an increase in revenue per transaction. The growth in units sold came from acquisitions, primarily in the UK, market share wins and the development of non-insurance markets and represented $59.7 million of the increase and service revenue yield represented $24.2 million of the total increase. Growth in revenue yield per transaction was primarily due to an increase in the average selling price of the vehicles. Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicles. We believe the increase in the average selling price was due primarily to: (i) the increases in commodity pricing, as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the increase in used car pricing, as we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; (iii) the weakening of the dollar, as we believe a weaker dollar decreases the purchase price of US vehicles paid for in our international buyers' local currencies; and (iv) the decline in salvaged cars sold as a percentage of total cars sold as salvaged cars generally sell for less than non-salvaged cars. However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

        Vehicle Sales.    Vehicle sales revenues were approximately $165.1 million during fiscal 2008 compared to $24.9 million for fiscal 2007, an increase of $140.2 million, or 563.5% over fiscal 2007. The increase was due almost entirely to the UK acquisitions in which we assumed certain contracts that required us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. In North America we have no contracts in which we are required to purchase the vehicle from the seller.

        Yard Operation Expenses.    Yard operation expenses from continuing operations were approximately $328.9 million during fiscal 2008 compared to $271.5 million for fiscal 2007, an increase of $57.4 million, or 21.1%, over fiscal 2007. Yard operating expenses in the UK, excluding depreciation, increased by $49.6 million as we made our first acquisition in our fourth quarter of fiscal 2007 and, accordingly, had a full year of expenses in fiscal 2008. In North America, excluding depreciation, yard operating expenses grew by $6.3 million due primarily to increased volume. Included in yard operation costs were depreciation and amortization expenses which grew by $1.5 million to $32.2 million due primarily to increased amortization associated with intangible assets acquired in the UK.

        Cost of Vehicles Sales.    The cost of vehicles sold was approximately $133.7 million during fiscal 2008 compared to $22.4 million for fiscal 2007, an increase of $111.3 million, or 497.4%, over fiscal 2007. The increase was due primarily to the UK acquisitions in which we assume certain contracts that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account.

        General and Administrative.    General and administrative expenses from continuing operations were approximately $84.3 million for fiscal 2008, compared to $63.6 million for fiscal 2007, an increase of approximately $20.7 million, or 32.5%, over fiscal 2007. The increase came primarily from the additional management, finance, technology, systems and administrative resources required to support international operations, increased resources required to accelerate the development and deployment of the enhancements to VB2 and to our seller support software and interfaces, and the incremental costs associated with the UK integration. Included in general and administrative expenses is depreciation and amortization of $10.6 million, an increase of $4.9 million over fiscal 2007 and includes amortization expenses relating to intangible assets acquired as part of the UK acquisitions.

        Other Income.    Total other income was approximately $11.7 million during fiscal 2008, compared to $14.3 million for fiscal 2007, a decline of approximately $2.5 million, or 17.8%, over fiscal 2007. Interest income declined $6.0 million due to lower interest rates and a lower average cash and investment balance. Net other income increased approximately $1.3 million. Equity in loss of unconsolidated entity reflected a $2.2 million write down, in fiscal 2007, to the carrying value of our investment in Lanelogic Corporation (Lanelogic).

        Income Taxes.    Our effective income tax rates for fiscal 2008 and 2007 were approximately 37.1% and 37.3%, respectively.

        Net Income.    Due to the foregoing factors, we realized net income of approximately $156.9 million for fiscal 2008, compared to net income of approximately $136.3 million for fiscal 2007.

Liquidity and Capital Resources

        Our primary source of working capital is cash generated though operations. Potential internal sources of additional working capital are the sale of assets or the issuance of equity through option exercises and shares issued under our Employee Stock Purchase Plan. A potential external source of additional working capital is the issuance of debt and equity. However, with respect to the issuance of equity or debt, we cannot predict if these sources will be available in the future and, if available, if they can be issued under terms commercially acceptable to us.

        Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection on sellers' fees, buyers' fees and reimbursable advances from the proceeds of auctioned salvage vehicles. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars totaled by the insurance companies. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

        Because our primary source of working capital is net income, factors affecting net income are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality, (ii) market wins and losses, (iii) supplier mix, (iv) accident frequency, (v) salvage frequency, (vi) change in market share of our existing suppliers, (vii) commodity pricing, (viii) used car pricing, (ix) foreign currency exchanges rates, (x) product mix, and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections in this Form 10-K.

        As of July 31, 2009, we had working capital of approximately $212.3 million, including cash, and cash equivalents of approximately $162.7 million. Cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by approximately $123.7 million from fiscal 2008 to fiscal 2009.

        We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

  Operating Activities

        Net cash provided by operating activities increased by approximately $9.3 million to $203.3 million during fiscal 2009 when compared to fiscal 2008. The increase was driven primarily by a reduction in income taxes receivable of $18.0 million which was offset by a decrease in net income of $15.8 million. The remaining increase of $7.1 million is due to routine changes in working capital items.

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

  Investing Activities

        During the fiscal years ended July 31, 2008 and 2007, we purchased approximately $154.4 million and $921.8 million, respectively, of short-term investments, which were offset by the sale of $257.0 million and $967.9 million, respectively, of short-term investments. We historically invested our cash in auction rate notes with ratings of AAA. By the end of the first quarter of fiscal 2008, we converted our entire balance of short-term investments to cash and cash equivalents.

        Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were approximately $79.0 million, $113.4 million and $76.8 million for fiscal 2009, 2008 and 2007, respectively. Our capital expenditures are primarily related to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures as of July 31, 2009.

        During the fiscal year ended July 31, 2008, we used approximately $38.2 million in cash for the acquisitions of Century Salvage Sales Limited; Simpson Bros. (York), Ltd; AG Watson Auto Salvage and Motor Spares (Scotland) Limited; and Bob Lowe's Salvage Pool. During the fiscal year ended July 31, 2007, we used approximately $120.0 million in cash for the acquisition of Universal which includes the following seven locations in the UK: Sandy, Sandtoft, Sandwich, Westbury, Chester, Denny, and Wootton.

  Financing Activities

        In fiscal 2009, 2008 and 2007, we generated approximately $3.1 million, $12.7 million and $10.9 million, respectively, through the exercise of stock options.

        In fiscal 2009, 2008 and 2007, we generated approximately $1.9 million, $1.7 million and $1.5 million, respectively, through the issuance of shares under the Employee Stock Purchase Plan.

        In fiscal 2009, we used approximately $17.5 million and in 2008 and 2007, we generated approximately $8.2 million and $4.7 million, respectively, through changes in our book overdraft.

        In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2009, we did not repurchase any shares under our stock repurchase program. For the year ended July 31, 2008, we repurchased 6,615,764 shares at a weighted average price of $40.70. For the year ended July 31, 2007, we repurchased 2,995,405 shares at a weighted average price of $29.91. From February 2003 through July 31, 2009, we repurchased a total of 13,649,469 shares at a weighted average price of $29.21.

        In December 2008, our President exercised 600,000 options at an exercise price of $4.47 per share. In a cashless exercise, 96,929 shares of the 600,000 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, totaling approximately $6.0 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. In June 2009, our President exercised 361,035 options at an exercise price of $11.12 per share. In a cashless exercise, 116,741 shares of the 361,035 shares exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 109,595 shares were withheld at a per share price of $34.39, totaling approximately $3.8 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $9.8 million to the proper taxing authorities in satisfaction of the employee's minimum statutory withholding requirements. The tax withholding amounts paid by us have been accounted for as a repurchase of shares in the shareholders' equity section in the accompanying consolidated balance sheet. However, these deemed share repurchases are not included as part of our stock repurchase program described in the preceding paragraph.

  Contractual Obligations

        We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2009 (in thousands):

Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Operating leases(1)	$93,755	$20,378	$33,737	$18,185	$21,455	$—
Capital leases(1)	1,334	507	587	240	—	—
Tax liabilities(2)	20,266	—	—	—	—	20,266

Total contractual obligations	$115,355	$20,885	$34,324	$18,425	$21,455	$20,266

Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Letters of credit	$8,273	$8,273	$—	$—	$—	$—

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

(3)
Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions.

  Credit Facilities

        On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures, and all outstanding borrowings are due, on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company's debt to EBITDA ratio exceeds 1.0:1.0. At July 31, 2009, the debt to EBITDA ratio was less than 1.0:1.0. As of July 31, 2009, we did not have an outstanding balance under the Credit Facility.

Off-Balance Sheet Arrangements

        As of July 31, 2009, we did not have any off-balance sheet arrangements (as defined in item 303(a)(4)(ii) of Regulation S-K).

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

        Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to our consolidated financial statements for fiscal 2009. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. Where appropriate, we discuss sensitivity to change based on other outcomes reasonably likely to occur.

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

        The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of our current North American contracts, collecting the proceeds from the buyer. We are not entitled to any such seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

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

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage-point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $0.1 million.

Valuation of Goodwill

        We evaluate the impairment of goodwill of our North America and UK operating segments annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segments could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

        We account for income taxes in accordance with SFAS No.109, Accounting for Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2009, we had approximately $0.3 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

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

        Based on our results for the twelve months ended July 31, 2009, a one percentage-point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $2.2 million.

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

Retained Insurance Liabilities

        We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $5.8 million as of July 31, 2009. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers' compensation expense would change by approximately $100,000 and our accrual for workers' compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Segment Reporting

        Our North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

        For a description of the new accounting standards that affect us, refer to Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Rate Risk

        The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of July 31, 2009, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended July 31, 2009, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

        Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $15.2 million for the twelve months ended July 31, 2009. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

        Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2009, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $27.1 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

        Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of July 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

        We have audited Copart, Inc.'s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2009 of Copart, Inc. and our report dated September 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
September 29, 2009

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

Item 9B.    Other Information

        None.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2009 Annual Meeting of Shareholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        Information required by this item concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements" in the Company's Proxy Statement.

        Information required by this item concerning our Executive Officers is incorporated by reference to the section entitled "Executive Officers" in the Company's Proxy Statement.

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

        The Code of Ethics is available at our website, located at http://www.copart.com. It may be found at our website as follows:

  1.
  From our main web page, click on "Company Info."

  2.
  Next, click on "Investor Relations."

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	61
		Consolidated Balance Sheets at July 31, 2009 and 2008	62
		Consolidated Statements of Income for the years ended July 31, 2009, 2008 and 2007	63
		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended July 31, 2009, 2008 and 2007	64
		Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008 and 2007	65
		Notes to Consolidated Financial Statements	66
	2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	3.	Exhibits: The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
3.1	Amended and restated Articles of Incorporation	Annual Report on Form 10-K, (File No. 000-23254), Exhibit No. 3.1	October 26, 2000
3.1b	Certificate of Amendment of Articles of Incorporation	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 3.1b	October 26, 2000
3.2	Amended and Restated Bylaws of Registrant	Annual Report on Form 10-K, Exhibit No. 3.2	October 21, 1995
3.2b	Certificate of Amendment of Bylaws	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 3.4	December 15, 2003
3.2c	Certificate of Amendment of Bylaws	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 3.2b	October 14, 2004
3.2d	Amendment to Section 3.2 to the Bylaws of Copart, Inc. effective as of January 13, 2009	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	December 5, 2008

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.	8/A-12/G (File No. 000-23255), Exhibit No. 3.3	March 11, 2003
4.1
	Preferred Stock Rights Agreement, dates as of March 6, 2003, between the company and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
10.1*	Copart Inc. 1992 Stock Option Plan, as amended, and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-93887), Exhibit No. 10.1	December 30, 1999
10.2*	1994 Employee Stock Purchase Plan (as amended December 8, 2003) with form of subscription agreement	Registration Statement on Form S-8 (File No. 333-112597), Exhibit No. 4.1	February 6, 2004
10.3*	1994 Director Option Plan with form of subscription agreement	Registration Statement on Form S-1 (File No. 333-74250)	January 19, 1994
10.4*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.5*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.5	October 29, 2002
10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.6	October 29, 2002
10.7	Standard Industrial/Commercial single tenant lease-net dated December 23, 1998 between Wickland Oil Martinez and the Registrant	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.7	October 29, 2002
10.10*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
10.11*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 12, 2007
10.12*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.13*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.14*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.15	Credit Agreement dated as of March 6, 2008 by and between Copart Inc. and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 7, 2008
10.16*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.17*	Amended and Restated Executive Officer Employment Agreement between the Company and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.18*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Company's common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	April 16, 2009
21.1	List of subsidiaries of Registrant	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

*
Management contract, plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant
COPART, INC.
	By:	/s/ WILLIS J. JOHNSON Willis J. Johnson Chief Executive Officer
September 29, 2009
COPART, INC.
	By:	/s/ WILLIAM E. FRANKLIN William E. Franklin Chief Financial Officer
September 29, 2009

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

Signature	Capacity in Which Signed	Date

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chief Executive Officer (Principal Executive Officer and Director)	September 29, 2009
/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2009
/s/ A. JAYSON ADAIR A. Jayson Adair	President and Director	September 29, 2009
/s/ JAMES E. MEEKS James E. Meeks	Director	September 29, 2009
/s/ STEVEN D. COHAN Steven D. Cohan	Director	September 29, 2009
/s/ DANIEL ENGLANDER Daniel Englander	Director	September 29, 2009
Barry Rosenstein	Director	September 29, 2009
/s/ THOMAS W. SMITH Thomas W. Smith	Director	September 29, 2009
/s/ MATT BLUNT Matt Blunt	Director	September 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.'s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
September 29, 2009

COPART, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$162,691	$38,954
Accounts receivable, net	109,248	111,705
Vehicle pooling costs	28,685	30,787
Inventories	4,667	5,334
Income taxes receivable	5,426	19,041
Prepaid expenses and other assets	5,216	6,932

Total current assets	315,933	212,753
Property and equipment, net	530,886	510,340
Intangibles, net	15,212	21,901
Goodwill	166,327	177,164
Deferred income taxes	7,759	6,938
Land purchase options and other assets	21,915	27,151

Total assets	$1,058,032	$956,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,773	$88,883
Book overdraft	—	17,502
Deferred revenue	13,165	14,518
Income taxes payable	5,269	4,005
Deferred income taxes	1,948	2,768
Other current liabilities	429	576

Total current liabilities	103,584	128,252
Deferred income taxes	10,997	14,044
Income taxes payable	20,266	12,219
Other liabilities	1,726	2,736

Total liabilities	136,573	157,251

Commitments and contingencies
Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 83,938,814 and 83,274,995 shares issued and outstanding at July 31, 2009 and 2008, respectively	334,440	316,673
Accumulated other comprehensive income (loss)	(27,082)	833
Retained earnings	614,101	481,490

Total shareholders' equity	921,459	798,996

Total liabilities and shareholders' equity	$1,058,032	$956,247

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended July 31,
	2009	2008	2007
Service revenues and vehicle sales:
Service revenues	$615,352	$619,728	$535,794
Vehicle sales	127,730	165,120	24,886

Total service revenues and vehicle sales	743,082	784,848	560,680
Operating costs and expenses:
Yard operations	324,793	328,919	271,523
Cost of vehicle sales	106,029	133,670	22,375
General and administrative	86,935	84,342	63,637

Total operating expenses	517,757	546,931	357,535

Operating income	225,325	237,917	203,145

Other income (expense):
Interest expense	(274)	(209)	(83)
Interest income	1,692	7,761	13,727
Other income, net	989	4,181	2,848
Equity in losses of unconsolidated entity	—	—	(2,216)

Total other income	2,407	11,733	14,276

Income from continuing operations before income taxes	227,732	249,650	217,421
Income taxes	88,186	92,718	81,083

Income from continuing operations	139,546	156,932	136,338
Discontinued operations:
Income from discontinued operations, net of income tax effects	1,557	—	—

Net income	$141,103	$156,932	$136,338

Earnings per share—basic
Income from continuing operations	$1.67	$1.80	$1.50
Income from discontinued operations	0.02	—	—

Basic net income per share	$1.69	$1.80	$1.50

Weighted average common shares outstanding	83,537	87,412	90,651

Earnings per share—diluted
Income from continuing operations	$1.64	$1.75	$1.46
Income from discontinued operations	0.02	—	—

Diluted net income per share	$1.66	$1.75	$1.46

Diluted weighted average common shares outstanding	84,930	89,858	93,455

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Stock
			Accumulated Other Comprehensive Income (Loss)
	Outstanding Shares	Amount		Retained Earnings	Shareholders' Equity
Balances at July 31, 2006	90,445,208	$276,052	$(37)	$533,955	$809,970
Net income	—	—	—	136,338	136,338
Currency translation adjustment	—	—	4,484	—	4,484

Comprehensive income					140,822
Exercise of stock options, net of repurchased shares	817,140	10,867	—	—	10,867
Employee share-based compensation and related tax benefit	—	7,244	—	—	7,244
Shares issued for Employee Stock Purchase Plan	66,734	1,542	—	—	1,542
Shares repurchased	(2,995,405)	(89,579)	—	—	(89,579)

Balances at July 31, 2007	88,333,677	206,126	4,447	670,293	880,866
Net income	—	—	—	156,932	156,932
Currency translation adjustment	—	—	(3,614)	—	(3,614)

Comprehensive income					153,318
Exercise of stock options, net of repurchased shares	1,500,632	12,675	—	—	12,675
Employee share-based compensation and related tax benefit	—	23,298	—	—	23,298
Shares issued for Employee Stock Purchase Plan	56,450	1,711	—	—	1,711
Share repurchase adjustment	—	95,449	—	(95,449)	—
Shares repurchased	(6,615,764)	(22,586)	—	(246,665)	(269,251)
Adoption of FIN 48	—	—	—	(3,621)	(3,621)

Balances at July 31, 2008	83,274,995	316,673	833	481,490	798,996
Net income	—	—	—	141,103	141,103
Currency translation adjustment	—	—	(27,915)	—	(27,915)

Comprehensive income					113,188
Exercise of stock options, net of repurchased shares	580,985	1,842	—	(8,492)	(6,650)
Employee share-based compensation and related tax benefit	—	13,983	—	—	13,983
Shares issued for Employee Stock Purchase Plan	82,834	1,942	—	—	1,942

Balances at July 31, 2009	83,938,814	$334,440	$(27,082)	$614,101	$921,459

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$141,103	$156,932	$136,338
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(2,440)	—	—
Depreciation and amortization	41,354	42,804	37,089
Allowance for doubtful accounts	(174)	349	416
Deferred rent	(1,171)	(505)	161
Share-based compensation	9,413	6,356	3,424
Excess benefit from share-based compensation	(4,570)	(16,942)	(3,820)
Loss on sale of property and equipment	647	123	219
Deferred income taxes	(2,393)	5,690	(8,948)
Equity in loss of unconsolidated entity	—	—	2,216
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	982	270	(2,416)
Vehicle pooling costs	1,361	(784)	1,104
Inventories	(54)	1,489	1,361
Prepaid expenses and other current assets	1,376	(991)	1,388
Land purchase options and other assets	(6,386)	(7,795)	695
Accounts payable and accrued liabilities	(2,479)	1,208	8,648
Deferred revenue	(1,324)	619	(1,799)
Income taxes receivable	18,021	(4,732)	2,945
Income taxes payable	10,073	9,972	3,032

Net cash provided by operating activities	203,339	194,063	182,053

Cash flows from investing activities:
Purchases of short-term investments	—	(154,360)	(921,750)
Sales of short-term investments	—	256,985	967,850
Restricted cash and purchases of short-term investments	—	9,148	(9,148)
Principal payments from (issuance of) notes receivable	12,000	—	(2,250)
Purchases of property and equipment	(78,912)	(113,364)	(76,847)
Proceeds from sale of property and equipment	7,008	7,220	26,598
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	—	(38,229)	(120,014)

Net cash used in investing activities	(59,904)	(32,600)	(135,561)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,119	12,675	10,865
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,942	1,711	1,542
Repurchases of common stock	(9,769)	(269,251)	(89,579)
Excess tax benefit from share-based payment arrangements	4,570	16,942	3,820
Change in book overdraft	(17,502)	8,246	4,721
Principal payments on notes payable	—	—	(2,033)

Net cash used in financing activities	(17,640)	(229,677)	(70,664)

Effect of foreign currency translation	(2,058)	(453)	668

Net increase (decrease) in cash and cash equivalents	123,737	(68,667)	(23,504)
Cash and cash equivalents at beginning of period	38,954	107,621	131,125

Cash and cash equivalents at end of period	$162,691	$38,954	$107,621

Supplemental disclosure of cash flow information:
Interest paid	$353	$117	$16

Cash paid for income taxes	$71,908	$85,010	$84,247

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

  Basis of Presentation and Description of Business

        Copart, Inc. was incorporated under the laws of the State of California in 1982. The consolidated financial statements of Copart, Inc. (the Company) include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (Copart Canada) and Copart UK Limited (Copart UK). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart UK was incorporated in June 2007. Investments in companies in which the Company exercises significant influence but does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting.

        The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada, or North America, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, the Company operates primarily on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account.

  Use of Estimates

        The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from those estimates.

  Foreign Currency Translation

        The functional currency of the Company is the US dollar. The Canadian dollar and the British pound are the functional currencies of the Company's foreign subsidiaries, Copart Canada and Copart UK, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary's operations are translated into US dollars at period-end exchange rates, and revenues and expenses are translated into US dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

(1) Summary of Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        The amounts recorded for financial instruments in the Company's consolidated financial statements, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2009 and 2008 due to the short-term nature of those instruments.

  Revenue Recognition

        The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company's buyer and seller agreements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses accounting for multiple-element arrangements, and Staff Accounting Bulletin No. 104 Revenue Recognition (SAB104), which addresses revenue recognition for units of accounting.

        The services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of the Company's current North American contracts, collecting the proceeds from the buyer. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection.

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

        The Company also charges buyers an annual registration fee for the right to participate in its vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although the Company provides for bad debt expense in the case of non-performance by its buyers or sellers.

  Cost of Vehicle Sales

        Cost of vehicle sales includes the purchase price of vehicles sold for the Company's own account.

(1) Summary of Significant Accounting Policies (Continued)

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

  Advertising

        All advertising costs are expensed as incurred and are included in general and administrative expenses on the Consolidated Statements of Income. Advertising expenses were approximately $2.6 million, $1.7 million and $0.7 million in fiscal 2009, 2008 and 2007, respectively.

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

(1) Summary of Significant Accounting Policies (Continued)

  Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. The Company invests its excess funds in money market funds comprised of securities issued by corporations, banks, municipalities and financial holding companies. The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of Shareholders' Equity and Comprehensive Income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

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

  Inventory

        Inventories of purchased vehicles are stated at the lower of cost or estimated realizable value. Cost includes our cost of acquiring ownership of the vehicle. The cost of vehicles sold is charged to cost of vehicle sales as sold.

  Vehicle Pooling Costs

        The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the

(1) Summary of Significant Accounting Policies (Continued)

future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

        The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company's internal collection efforts have been unsuccessful in collecting the amount due. The Company does not have off-balance sheet credit exposure related to its customers and to date, the Company has not experienced significant credit related losses.

        In fiscal 2007, State Farm Insurance accounted for 10% of the Company's revenues. At July 31, 2009 and 2008, State Farm Insurance accounted for 11% of accounts receivable. No other single customer accounted for more than 10% of our revenues in fiscal 2009, 2008 and 2007, and at July 31, 2009 and 2008, no other single customer accounted for more than 10% of the Company's trade receivables.

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

(1) Summary of Significant Accounting Policies (Continued)

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

  Goodwill and Other Identifiable Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of its 2009 fiscal year utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

  Retained Insurance Liabilities

        The Company is partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. The Company's insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which is $150,000 per claim. In addition, each of the Company's policies contains an aggregate stop loss which limits its ultimate exposure. The Company's liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company's estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company's estimates, the Company's financial position, results of operations or cash flows could be impacted. The process of determining the Company's insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $5.8 million as of July 31, 2009.

  Share-Based Compensation

        Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based on estimated fair value. The Company adopted SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, share-based compensation cost recognized in the fiscal years ended July 31, 2009, 2008 and 2007 includes share-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and share-based compensation expense for all share-based payment awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on

(1) Summary of Significant Accounting Policies (Continued)

the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

        The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	July 31, 2009	July 31, 2008	July 31, 2007
Expected life (in years)	5.2 - 7.1	4.7 - 6.7	4.7 - 6.7
Risk-free interest rate	1.4 - 3.1%	3.4 - 4.4%	4.6 - 4.9%
Estimated volatility factor	33 - 37%	31 - 32%	31 - 32%
Expected dividends	0%	0%	0%
Weighted-average fair value at grant date	$13.09	$13.81	$10.17

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

        Estimated volatility factor—The Company uses the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

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

        Net cash proceeds from the exercise of stock options were approximately $3.1 million, $12.7 million and $10.9 million for the years ended July 31, 2009, 2008, and 2007 respectively. The Company realized an income tax benefit of approximately $4.6 million, $16.9 million, and $3.8 million from stock option exercises during the years ended July 31, 2009, 2008, and 2007 respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

(1) Summary of Significant Accounting Policies (Continued)

  Comprehensive Income

        Comprehensive income includes all changes in shareholders' equity during a period from non-shareholder sources.

  Segment Reporting

        The Company's North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

  Subsequent Events

        The Company has evaluated the impact of subsequent events through September 29, 2009, which is the date these financial statements were issued, refer to Note 19.

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

        The Company made certain reclassifications to conform to the current year presentation. 1) The Company reclassified $165.1 million and $24.9 million of vehicle sales revenue for fiscal years ended July 31, 2008 and 2007, respectively, from total revenue; 2) the Company, reclassified $133.7 million and $22.4 million of cost of vehicle sales for fiscal years ended July 31, 2008 and 2007, respectively, from total yard operations; and 3) the Company reclassified $4.6 million from other long-term assets to deferred incomes taxes as of July 31, 2008.

  Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have an impact on the Company's consolidated results or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the beginning of the Company's 2009 fiscal year, and the Company did not elect to measure any financial instruments and other items at fair value pursuant to SFAS 159.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (SFAS 141(R)) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to the Company's acquisitions that are effective after July 31, 2009, and application of the standard to acquisitions prior to that date is not permitted.

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

(1) Summary of Significant Accounting Policies (Continued)

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company's July 31, 2009 financial statements. The application of the provisions of FSP 157-3 did not impact the Company's consolidated financial position, results of operations and cash flows as of and for the year ended July 31, 2009.

        In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FSP FAS 124-2), and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, Fair Value Measurements (SFAS 157), in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and it may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The application of these provisions did not impact the Company's consolidated financial position, results of operations and cash flows as of and for the year ended July 31, 2009.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). This statement provides general standards for the accounting and reporting of subsequent events that occur between the end of the accounting period and issuance of financial statements. The statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any non-recognized subsequent events. Non-recognized subsequent events include events that provide evidence about conditions that did not exist as of the end of the accounting period, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for the Company's fiscal year ended July 31, 2009. The adoption did not have an impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46(R)), to require an enterprise to perform an analysis:

  •
  to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity;

  •
  to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;

(1) Summary of Significant Accounting Policies (Continued)

  •
  to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;

  •
  to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and

  •
  to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity.

        SFAS 167 becomes effective for the Company on October 31, 2010. The Company is currently assessing the potential impact on its consolidated results of operations and financial position.

        In June 2009, the FASB established that the "FASB Accounting Standards Codification" (Codification) will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative.

(2) Acquisitions

  Fiscal 2009 Transactions

        None.

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

(2) Acquisitions (Continued)

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

(2) Acquisitions (Continued)

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

  Pro-forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Universal prior to the Acquisition, on a pro forma basis, as though the companies had been combined as of August 1, 2006 for each period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for all periods presented also includes the business combination accounting effect on conforming Universal's revenue recognition policy to the Company's, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, and related tax effects of these adjustments. The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken

(2) Acquisitions (Continued)

place at the beginning of the earliest period presented, nor does it intend to be a projection of future results (unaudited, in thousands, except per share amounts):

Year Ended July 31, 2007
Total revenues	$643,181
Operating income	$204,930
Income before income taxes	$215,747
Net income	$133,222
Earnings per share	$1.47
Diluted earnings per share	$1.43

(3) Discontinued Operations

        During fiscal 2006, the Company discontinued the operations of Motors Auction Group (MAG) and sold or converted the related assets, which included real estate. A note receivable issued in 2006 was the sole consideration for the sale of certain MAG business assets and related real estate. Under the original terms of the note, interest only payments were due in 59 consecutive monthly installments, calculated at 7% per year, followed by one final payment due on April 28, 2011. The portion of the consideration allocated to the real estate sold totaled $7.1 million and originally resulted in a deferred gain of approximately $1.6 million, net of taxes. During the third quarter of fiscal 2009, the Company received $12 million from the early payment of the note receivable. The deferred gain was recognized during the fiscal year ended July 31, 2009 upon payment of the note.

(4) Cash, Cash Equivalents and Marketable Securities

        On August 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

        As of July 31, 2009, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$48,629	$—	$—	$—	$48,629
Money market funds	114,062	—	—	—	114,062

Total	$162,691	$—	$—	$—	$162,691

        The Company invests its excess funds in money market funds comprised of securities issued by corporations, banks, municipalities and financial holding companies. The Company's cash and cash equivalents are placed with high credit quality financial institutions.

(5) Accounts Receivable, Net

        Accounts receivable consists of the following (in thousands):

	July 31,
	2009	2008
Advance charges receivable	$72,730	$74,319
Trade accounts receivable	37,742	39,492
Other receivables	1,181	494

	111,653	114,305
Less allowance for doubtful accounts	(2,405)	(2,600)

	$109,248	$111,705

        Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and buyers.

        The movements in the allowance for doubtful accounts are as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2009	$2,600	$783	$(978)	$2,405

July 31, 2008	$2,251	$1,174	$(825)	$2,600

July 31, 2007	$1,820	$2,097	$(1,666)	$2,251

(6) Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	July 31,
	2009	2008
Transportation and other equipment	$58,509	$61,349
Office furniture and equipment	52,583	48,269
Land	285,282	261,320
Buildings and leasehold improvements	362,262	333,154

	758,636	704,092
Less accumulated depreciation and amortization	(227,750)	(193,752)

	$530,886	$510,340

        Depreciation expense on property and equipment was approximately $37.7 million, $37.2 million and $35.0 million for the fiscal years ended July 31, 2009, 2008 and 2007 respectively.

(7) Goodwill

        The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2007	$161,645
Goodwill relating to acquisitions during the period (refer Note 2)	13,903
Purchase price allocation adjustments	1,616

Balance as of July 31, 2008	$177,164
Effect of foreign currency translation	(10,837)

Balance as of July 31, 2009	$166,327

        In accordance with the guidance in SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company's annual impairment tests were performed in the fourth quarter of fiscal 2009 and 2008. The annual results of these tests indicated that goodwill was not impaired. As of July 31, 2009, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

(8) Intangibles, Net

        Intangible assets consists of the following (in thousands, except remaining useful life):

	July 31 , 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,697	$(9,808)	1
Supply contracts	20,963	(7,571)	4
Software	712	(681)	1
Licenses and databases	1,322	(422)	5

	$33,694	$(18,482)

	July 31 , 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,697	$(9,347)	2
Supply contracts	25,239	(5,539)	5
Software	840	(173)	1
Licenses and databases	388	(204)	1

	$37,164	$(15,263)

        Aggregate amortization expense on intangible assets was approximately $4.1 million, $5.8 million and $1.4 million for the fiscal years ended July 31, 2009, 2008 and 2007,

(8) Intangibles, Net (Continued)

respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2009 intangible assets is expected to be as follows (in thousands):

2010	$4,122
2011	3,934
2012	3,841
2013	3,211
2014	101

(9) Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2009	2008
Trade accounts payable	$9,948	$13,193
Accounts payable to sellers	35,048	37,294
Accrued insurance	5,818	5,172
Accrued compensation and benefits	17,082	18,012
Other accrued liabilities	14,877	15,212

	$82,773	$88,883

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

(10) Long-Term Debt

        On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company's option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In

(10) Long-Term Debt (Continued)

addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company's debt to EBITDA ratio exceeds 1.0:1.0. At July 31, 2009, the debt to EBITDA ratio was less than 1.0:1.0. As of July 31, 2009 and 2008, the Company did not have an outstanding balance under the Credit Facility.

(11) Shareholders' Equity

  General

        The Company has authorized the issuance of 180 million shares of common stock, no par value, of which 83,938,814 shares were issued and outstanding at July 31, 2009. As of July 31, 2009 and 2008, the Company has reserved 3,899,068 and 4,253,053 shares of common stock, respectively, for the issuance of options granted under the Company's stock option plans and 843,341 and 926,175 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which were issued or outstanding at July 31, 2009.

  Stock Repurchase

        In October 2007, the Company's Board of Directors approved a 20 million share increase in its stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2009, the Company did not repurchase any shares under the stock repurchase program. For the year ended July 31, 2008, the Company repurchased 6,615,764 shares at a weighted average price of $40.70. For the year ended July 31, 2007, the Company repurchased 2,995,405 shares at a weighted average price of $29.91. The total number of shares repurchased under the program as of July 31, 2009 was 13,649,469, leaving 15,350,531 million available under the repurchase program.

        In December 2008, the Company's President exercised 600,000 options at an exercise price of $4.47 per share. In a cashless exercise, 96,929 shares of the 600,000 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, totaling approximately $6.0 million, based on the closing price of the Company's common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. In June 2009, the Company's President exercised 361,035 options at an exercise price of $11.12 per share. In a cashless exercise, 116,741 shares of the 361,035 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 109,595 shares were withheld at a per share price of $34.39, totaling approximately $3.8 million, based on the closing price of the Company's

(11) Shareholders' Equity (Continued)

common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. The Company remitted approximately $9.8 million to the proper taxing authorities in satisfaction of the employee's minimum statutory withholding requirements. The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares in the shareholders' equity section in the accompanying consolidated balance sheet. However, these deemed share repurchases are not included as part of the Company's stock repurchase program described in the preceding paragraph.

  Employee Stock Purchase Plan

        The ESPP provides for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company's ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2009, 2008 and 2007 was 82,834, 56,450 and 66,734, respectively. As of July 31, 2009, 1,656,659 shares of common stock have been issued pursuant to the ESPP and 843,341 shares remain available for purchase under the ESPP.

  Stock Options

        In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 4.0 million shares of the Company's common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options to employees, officers, directors and consultants at prices not less than 100% and 85% of the fair market value for incentive and non-qualified stock options, respectively, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company's 2001 Stock Option Plan. At July 31, 2009, 3,575,018 shares were available for future grant under the Plan.

        In April 2009, the Compensation Committee of the Company's Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company's Chairman and Chief Executive Officer, and A. Jayson Adair, the Company's President, of nonqualified stock options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $30.21 per share, which equaled the closing price of the Company's common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant. If,

(11) Shareholders' Equity (Continued)

prior to a change in control, either executive's employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive's stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive's service without cause, or the executive resigns for good reason, then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The total estimated compensation expense to be recognized by the Company over the five year estimated service period is approximately $26.1 million dollars per grant. The Company recognized approximately $3.0 million in compensation expense in fiscal 2009 relating to these grants.

        The following table sets forth stock-based compensation expense included in the Company's Consolidated Statements of Income (in thousands):

	Years Ended July 31,
	2009	2008	2007
Yard operations	$1,220	$1,063	$852
General and administrative	8,193	5,293	2,572

        There were no compensation costs capitalized as part of the cost of an asset as of July 31, 2009 and 2008.

        A summary of the status of the Company's non-vested shares as of July 31, 2009 and changes during fiscal 2009 is as follows:

	Number of Shares (in 000's)	Weighted- Average Grant- date Fair Value
Non-vested shares at July 31, 2008	1,604	$12.49
Grants of options	4,335	13.09
Vested	(666)	11.79
Forfeitures or expirations	(17)	10.28

Non-vested shares at July 31, 2009	5,256	$13.08

        Option activity for the year ended July 31, 2009 is summarized as follows:

	Shares (in 000's)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)
Outstanding at July 31, 2008	4,791	$19.41	—	—
Grants of options	4,335	30.56	—	—
Exercises	(1,094)	8.09	—	—
Forfeitures or expirations	(27)	26.52	—	—

Outstanding at July 31, 2009	8,005	$26.97	7.72	$67,843

Exercisable at July 31, 2009	2,749	$19.70	4.64	$43,066

Vested and expected to vest at July 31, 2009	7,629	$27.00	7.74	$63,367

        As required by SFAS 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

(11) Shareholders' Equity (Continued)

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the year ended July 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2009. The aggregate intrinsic value of options exercised was approximately $29.8 million, $52.4 million and $12.1 million in the fiscal years ended July 31, 2009, 2008 and 2007, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the dates exercised. As of July 31, 2009, the total compensation cost related to non-vested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $61.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average term of 4.25 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2009, 2008 and 2007 is $7.8 million, $3.6 million and $4.4 million, respectively.

        A summary of stock options outstanding and exercisable at July 31, 2009 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2009 (in 000's)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2009 (in 000's)	Weighted- Average Exercise Price
$7.75 - $14.75	790	3.43	$10.15	790	$10.15
$16.93 - $23.73	928	3.27	$17.87	916	$17.81
$24.03 - $29.32	937	6.61	$24.85	591	$24.62
$29.71 - $30.21	4,125	9.60	$30.20	98	$29.73
$34.39 - $40.44	1,225	8.35	$35.49	354	$34.93

	8,005	7.72	$26.97	2,749	$19.70

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

(12) Income Taxes

        Income from continuing operations before taxes consists of the following (in thousands):

	Years Ended July 31,
	2009	2008	2007
US	$220,005	$247,719	$215,538
Non US	7,727	1,931	1,883

Total income before taxes	$227,732	$249,650	$217,421

        The Company's income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2009	2008	2007
Federal:
Current	$78,817	$80,554	$79,760
Deferred	168	4,683	(6,202)

	78,985	85,237	73,558

State:
Current	8,151	6,906	7,430
Deferred	(2)	215	(418)

	8,149	7,121	7,012

Foreign:
Current	1,651	313	2,331
Deferred	(599)	47	(1,818)

	1,052	360	513

	$88,186	$92,718	$81,083

        A reconciliation by year of the expected US statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	2.9	3.3
Compensation and fringe benefits	0.3	0.2	0.2
Other differences	(0.1)	(1.0)	(1.2)

Effective tax rate	38.7%	37.1%	37.3%

(12) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	July 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$858	$923
Accrued compensation and benefits	7,422	4,610
State taxes	1,489	1,211
Accrued other	2,147	1,634
Deferred revenue	1,861	2,124
Property and equipment	9,319	7,676
State net operating losses	312	660
Long-term note write off	506	—
Federal tax benefit	3,457	4,619

Total gross deferred tax assets	27,371	23,457
Less valuation allowance	(312)	(584)

Net deferred tax assets	27,059	22,873

Deferred tax liabilities:
Vehicle pooling costs	(9,510)	(9,856)
Prepaid insurance	(657)	(619)
Intangibles and goodwill	(22,078)	(22,272)

Total gross deferred tax liabilities	(32,245)	(32,747)

Net deferred tax liability	$(5,186)	$(9,874)

        The above net deferred tax liability has been reflected in the accompanying balance sheets as follows (in thousands):

	July 31,
	2009	2008
North America current liabilities	$1,948	$2,768
North America non-current liabilities (assets)	(7,759)	(6,938)
UK non-current liabilities	10,997	14,044

Net deferred tax liability	$5,186	$9,874

        The Company's ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2009 and 2008 was approximately $0.3 million and $0.6 million, respectively, which is a net decrease of $0.3 million.

        The Company adopted FIN 48 as of August 1, 2007. The cumulative effect of adopting FIN 48 was a decrease to the Company's retained earnings of approximately $3.6 million. At July 31, 2009, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company's effective tax rate was $7.7 million. It is possible that the amount of unrecognized tax

(12) Income Taxes (Continued)

benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

        The following table summarizes the activities related to the Company's unrecognized tax benefits (in thousands):

	Years Ended July 31,
	2009	2008
Balance as of August 1	$9,662	$10,700
Increases related to current year tax positions	3,973	1,820
Prior year tax positions:
Prior year increase	5,051	—
Prior year decrease	(1,653)	(144)
Cash settlement	311	(199)
Lapse of statute of limitations	(1,379)	(2,515)

Balance at July 31	$15,965	$9,662

        It is the Company's continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2009, the Company had accrued interest and penalties related to the unrecognized tax benefits of $4.3 million.

        The Company is currently under audit by states such as New York and Connecticut for fiscal years 2004, 2005 and 2006. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2006, with the exception of New York and Connecticut.

        In fiscal 2009, 2008 and 2007, the Company recognized a tax benefit of approximately $4.6 million, $16.9 million and $3.8 million, respectively, upon the exercise of certain stock options which is reflected in shareholders' equity.

        The Company has not provided for US federal income and foreign withholding taxes on its foreign subsidiaries' undistributed earnings as of July 31, 2009, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes (subject to an adjustment for foreign tax credits). It is not predictable to determine the income tax liability that might be incurred if these earnings were to be distributed.

(13) Net Income Per Share

        The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2009	2008	2007
Weighted average common shares outstanding	83,537	87,412	90,651
Effect of dilutive securities-stock options	1,393	2,446	2,804

Diluted weighted average common shares outstanding	84,930	89,858	93,455

        There were no adjustments to net income required in calculating diluted net income per share. Options to purchase approximately 1,225,000, 40,000 and 110,000 shares of our common stock at an average price of $34.43, $40.44 and $29.76 per share were outstanding at July 31, 2009,

(13) Net Income Per Share (Continued)

2008 and 2007, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares.

(14) Segments and Other Geographic Information

        The Company's North American region and its UK region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

        The following geographic data is provided in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2009	2008	2007
United States	$591,284	$591,600	$541,801
Canada	4,733	5,365	4,060

North America	596,017	596,965	545,861
United Kingdom	147,065	187,883	14,819

	$743,082	$784,848	$560,680

        Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	July 31,
	2009	2008
United States	$595,355	$568,459
Canada	5,427	5,581

North America	600,782	574,040

United Kingdom	141,317	169,454

	$742,099	$743,494

(15) Commitments and Contingencies

  Leases

        The Company leases certain facilities and certain equipment under noncancelable capital and operating leases. In addition to the minimum future lease commitments presented below, the leases generally require the Company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because the Company has determined these items are not material. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized on a straight-line basis over the lease term in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases.

(15) Commitments and Contingencies (Continued)

        At July 31, 2009, future minimum lease commitments under noncancelable capital and operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Capital Leases	Operating Leases
2010	$507	$20,378
2011	375	18,802
2012	212	14,935
2013	192	11,713
2014	48	6,472
Thereafter	—	21,455

	1,334	$93,755

Less amount representing interest	173

	$1,161

        Facilities rental expense for the fiscal years ended July 31, 2009, 2008 and 2007 aggregated approximately $16.8 million, $16.9 million and $16.7 million, respectively. Yard operations equipment rental expense for the fiscal years ended July 31, 2009, 2008 and 2007 aggregated approximately $3.8 million, $3.8 million and $4.6 million, respectively.

  Commitments

  Letters of Credit

        The Company had outstanding letters of credit of $8.3 million at July 31, 2009. These letters of credit secure certain insurance obligations.

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

        On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking in excess of $2 million in damages, punitive damages, and prejudgment interest related to allegations involving

(15) Commitments and Contingencies (Continued)

breach of contract and misrepresentation. The Company believes the claim is without merit and is vigorously defending the lawsuit.

        On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual's complaint seeks reformation of an insurance contract and specific performance in relation to a policy issued to us with a $50,000 self-insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual is seeking to reform the contract and charge Copart for a $2 million self-insured retention which it claims was the original intent. The Company is vigorously defending the lawsuit.

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

  Environmental Matters

        In connection with the acquisition of the Dallas, Texas facility in 1994, the Company set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. The Company began the stabilization process in 1996 and completed it in 1999. The Company paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, the Company's environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. The Company's consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which the Company received in July 2004, the TCEQ approved with comment the Company's water monitoring report dated February 24, 2004. The TCEQ instructed the Company to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from the Company's environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company's environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead

(15) Commitments and Contingencies (Continued)

impacted soils. Based on the results of the 2004 samplings, the Company requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified the Company that they did not concur with their consultant's conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to the Company's proposal for surface water sampling. In March 2008, the Company's environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling was performed in November 2008. In December 2008 a report was submitted to the TCEQ indicating that lead levels were below Texas surface water quality standards. In May of 2009, the TCEQ approved the Surface Water Sampling Report, as well as the Concrete Cap Inspection Report submitted in December 2008. The Company is making necessary repairs to the concrete cap and providing a survey map of the cap. Annual inspections of the cap will be required to ensure its maintenance. There is no assurance that the Company may not incur future liabilities if the stabilization process proves ineffective, or if future testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards.

        The Company does not believe that the above environmental matter will, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(16) Guarantees—Indemnifications to Officers and Directors

        The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of the Company's fiscal 2009 annual report on Form 10-K, with the members of its Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of its Board of Directors.

(17) Related Party Transactions

        The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.2 million, $0.3 million and $0.4 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively, and expire on various dates through 2012. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.3 million for the fiscal years ended July 31, 2009, 2008 and 2007.

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

        On February 15, 2008, the Company exercised its option to purchase land that had been leased from the estate of James P. Meeks, the deceased father of James E. Meeks who is the former Executive Vice President and Chief Operating Officer of the Company and a current member

(17) Related Party Transactions (Continued)

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

        There were no amounts due or from related parties at July 31, 2009 and 2008.

(18) Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all US employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of approximately $0.5 million, $0.4 million and $0.4 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively, related to this plan.

        The Company also sponsors an additional defined contribution plan for most of its UK employees, which is available to all UK employees who meet minimum service requirements. The Company matches up to 5% of employee contributions.

(19) Subsequent Events

        In August 2009, the Company's President exercised 323,631 options at an average exercise price of $13.03 per share. In a cashless exercise, 114,354 shares of the 323,631 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 95,746 shares were withheld at a per share price of $36.89, totaling approximately $3.5 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. The tax withholding amounts paid by the Company will be accounted for as a repurchase of shares. However, these deemed share repurchases are not included as part of the Company's stock repurchase program.

(20) Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2009	First	Second	Third	Fourth
Revenues	$191,569	$169,855	$197,326	$184,332

Operating income	$59,485	$45,569	$64,880	$55,391

Income from continuing operations	$61,320	$44,178	$65,896	$56,338

Net income	$37,254	$27,150	$42,069	$34,630

Basic net income per share	$0.45	$0.33	$0.50	$0.41

Diluted net income per share	$0.44	$0.32	$0.50	$0.41

	Fiscal Quarter
Fiscal Year 2008	First	Second	Third	Fourth
Revenues	$183,957	$173,459	$221,150	$206,282

Operating income	$56,627	$47,235	$68,684	$65,372

Income from continuing operations	$60,166	$50,589	$70,874	$68,022

Net income	$37,610	$32,026	$46,477	$40,820

Basic net income per share	$0.42	$0.36	$0.53	$0.48

Diluted net income per share	$0.41	$0.35	$0.52	$0.47

(1)
Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.