Form 10-Q
period 2009-10-31
COPART INC
filed 2009-12-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2009

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

YES     ☐      NO     ☒

Number of shares of Common Stock outstanding as of December 8, 2009: 84,149,456

Copart, Inc.

Index to the Quarterly Report

October 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 31, 2009	July 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$218,279	$162,691
Accounts receivable, net	109,715	109,248
Vehicle pooling costs	27,838	28,685
Inventories	4,411	4,667
Income taxes receivable	—	5,426
Prepaid expenses and other assets	6,237	5,216
Total current assets	366,480	315,933
Property and equipment, net	546,088	530,886
Intangibles, net	14,212	15,212
Goodwill	166,575	166,327
Deferred income taxes	9,757	7,759
Land purchase options and other assets	20,228	21,915
Total assets	$1,123,340	$1,058,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$93,636	$82,773
Deferred revenue	12,299	13,165
Income taxes payable	18,154	5,269
Deferred income taxes	1,843	1,948
Other current liabilities	440	429
Total current liabilities	126,372	103,584
Deferred income taxes	11,099	10,997
Income taxes payable	21,330	20,266
Other liabilities	1,603	1,726
Total liabilities	160,404	136,573
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 84,146 and 83,939 shares issued and outstanding at October 31, 2009 and July 31, 2009, respectively	342,257	334,440
Accumulated other comprehensive loss	(25,542)	(27,082)
Retained earnings	646,221	614,101
Total shareholders’ equity	962,936	921,459
Total liabilities and shareholders’ equity	$1,123,340	$1,058,032

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended October 31,
	2009	2008
Service revenues and vehicle sales:
Service revenues	$153,765	$156,325
Vehicle sales	31,696	35,244
Total service revenues and vehicle sales	185,461	191,569

Operating costs and expenses:
Yard operations	78,447	82,054
Cost of vehicle sales	24,429	29,945
General and administrative	26,093	20,085
Total operating costs and expenses	128,969	132,084
Operating income	56,492	59,485
Other income (expense):
Interest expense	(142)	(34)
Interest income	71	615
Other income, net	631	1,254
Total other income	560	1,835
Income before income taxes	57,052	61,320
Income taxes	21,782	24,066
Net income	$35,270	$37,254

Earnings per share-basic
Basic net income per share	$0.42	$0.45
Weighted average common shares outstanding	84,045	83,283

Earnings per share-diluted
Diluted net income per share	$0.42	$0.44
Weighted average common shares and dilutive potential common shares outstanding	84,948	85,320

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net income	$35,270	$37,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,614	10,709
Allowance for doubtful accounts	176	(56)
Deferred rent	(125)	(73)
Share-based compensation	4,285	1,500
Excess tax benefits from stock-based compensation	(2,429)	(54)
(Gain)loss on sale of property and equipment	(18)	527
Deferred income taxes	(2,053)	1,721
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(580)	(8,828)
Vehicle pooling costs	861	(2,521)
Inventory	271	225
Prepaid expenses and other current assets	(1,013)	(1,020)
Land purchase options and other assets	251	(276)
Accounts payable and accrued liabilities	10,825	(8,308)
Deferred revenue	(868)	921
Income taxes receivable	5,590	11,831
Income taxes payable	16,634	8,812
Net cash provided by operating activities	77,691	52,364

Cash flows from investing activities:
Purchases of property and equipment	(23,512)	(29,200)
Proceeds from sale of property and equipment	605	165
Net cash used in investing activities	(22,907)	(29,035)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,026	620
Excess tax benefit from share-based payment arrangements	2,429	54
Repurchase of common stock	(3,532)	—
Change in book overdraft	—	(9,923)
Net cash used in financing activities	(77)	(9,249)

Effect of foreign currency translation	881	(2,264)

Net increase in cash and cash equivalents	55,588	11,816

Cash and cash equivalents at beginning of period	162,691	38,954
Cash and cash equivalents at end of period	$218,279	$50,770

Supplemental disclosure of cash flow information:
Interest paid	$142	$33
Income taxes paid	$1,607	$2,016

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

October 31, 2009

(Unaudited)

NOTE 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price to the extent possible. In the United States and Canada, or North America, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, the Company operates a significant portion of our business on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries, Copart Canada, Inc. (Copart Canada) and Copart Europe Limited (Copart Europe) which currently operates solely in the UK. Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart Europe was incorporated in June 2007.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2009 and July 31, 2009, and its consolidated statements of income and cash flows for the three months ended October 31, 2009 and October 31, 2008. Interim results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2010. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740-10-25 Income Taxes as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement.

Foreign Currency Translation

The functional currency of the Company is the US dollar. The Canadian dollar and the British pound are the functional currencies of the Company’s foreign subsidiaries, Copart Canada and Copart Europe, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into US dollars at period-end exchange rates, and revenues and expenses are translated into US dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income (loss).

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle services include the ability to use the Company’s Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to the Company’s buyer and seller agreements in accordance with FASB ASC 605-25, Revenue Recognition, Multiple Element Arrangements, which addresses accounting for multiple-element arrangements and revenue recognition for units of accounting.

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

Vehicle sales, where the Company purchases and remarkets vehicles on its own behalf, are recognized in accordance with FASB ASC 605-25 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legally binding contract is formed with the buyer, and the Company records the vehicle sales price, net of sales allowances, as revenue.

The Company provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of FASB ASC 605-25 to determine whether the Company has met the requirements to separate the services into units of accounting within a multi-element arrangement. The Company has concluded that the sale service and the post-sale services are separate units of accounting. The fees for the auction service are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

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

NOTE 2 — Cash and Cash Equivalents

On August 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of October 31, 2009, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$104,193	$—	$—	$—	$104,193
Money market funds	114,086	—	—	—	114,086
Total	$218,279	$—	$—	$—	$218,279

The Company invests its excess funds in money market funds comprised of securities issued by the United States Treasury. The Company’s cash and cash equivalents are placed with high credit quality financial institutions.

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

NOTE 4 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2009	2008
Basic weighted average shares outstanding	84,045	83,283

Effect of dilutive securities - stock options	903	2,037

Diluted weighted average shares outstanding	84,948	85,320

Options outstanding, but not included for the computation of diluted earnings per share, were options to purchase 255,000 and 40,000 shares of common stock at a weighted average price of $39.69 and $40.44 per share during the three months ended October 31, 2009 and 2008, respectively.  Including these options would have an anti-dilutive impact because the options’ exercise price was greater than the average market price of the common stock during the respective periods.

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2009	July 31, 2009
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	21,060	20,963
Software	683	712
Licenses and databases	1,334	1,322
Accumulated amortization	(19,562)	(18,482)
Net intangibles	$14,212	$15,212

Aggregate amortization expense on amortizable intangible assets was $1.0 million and $1.2 million for the three months ended October 31, 2009 and 2008, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2009	$166,327
Effect of foreign currency exchange rates	248
Balance as of October 31, 2009	$166,575

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FASB ASC 718.  Under this transition method, share-based compensation expense for the three-month periods ended October 31, 2009 and October 31, 2008 include compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB ASC 718 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718. For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock options during fiscal 2010:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2009	8,005	$26.97
Grants of options	625	$32.86
Exercises	(354)	$13.45
Forfeitures or expirations	(1)	$26.77

Outstanding at October 31, 2009	8,275	$28.00	7.86	$39,021

Exercisable at October 31, 2009	2,540	$21.33	4.82	$28,988

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8,019,585 options that were in-the-money at October 31, 2009.

The stock-based compensation expense recognized during the three months ended October 31, 2009 was $4.3 million, compared to $1.5 million during the three months ended October 31, 2008.

	Three Months Ended October 31,
	2009	2008
General and Administrative	$4,007	$1,213
Operations	278	287
	$4,285	$1,500

In April 2009, the Compensation Committee of the Company’s Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company’s Chairman and Chief Executive Officer, and A. Jayson Adair, the Company’s President, of nonqualified stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $30.21 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period.  Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting monthly over the subsequent four years.  Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant.  If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest.  If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest.

The value of each option at the date of grant was $13.04.  The total estimated compensation expense to be recognized by the Company over the five year estimated service period is approximately $26.1 million per grant.

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the three months ended October 31, 2009 and 2008.  The total number of shares repurchased under the program as of October 31, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program

In December 2008, the Company’s President exercised 600,000 options at an exercise price of $4.47 per share. In a cashless exercise, 96,929 shares of the 600,000 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, totaling approximately $6.0 million, based on the closing price of the Company’s common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. In June 2009, the Company’s President exercised 361,035 options at an exercise price of $11.12 per share. In a cashless exercise, 116,741 shares of the 361,035 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 109,595 shares were withheld at a per share price of $34.39, totaling approximately $3.8 million, based on the closing price of the Company’s common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. The Company remitted approximately $9.8 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  In August 2009, the Company’s President exercised 323,631 options at an average exercise price of $13.03 per share. In a cashless exercise, 114,354 shares of the 323,631 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 95,746 shares were withheld at a per share price of $36.89, totaling approximately $3.5 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. The Company remitted approximately $3.5 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares. However, these deemed share repurchases are not included as part of the Company’s stock repurchase program.

Period	Options exercised	Exercise price	Shares net settled for exercise	Shares withheld for taxes (1)	Share price for withholding	Tax withholding (in 000s)
FY 2009 – Q2	600,000	$4.47	96,929	222,817	$26.93	$6,000
FY 2009 – Q4	361,035	$11.12	116,741	109,595	$34.39	$3,769
FY 2010 – Q1	323,631	$13.03	114,354	95,746	$36.89	$3,532

(1) Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

NOTE 8 — Segments and Other Geographic Reporting

The Company’s North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

The following geographic data is provided in accordance with FASB ASC 280, Segment Reporting. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended October 31,
	2009	2008
United States	$146,219	$150,872
Canada	1,238	1,283
North America	147,457	152,155
United Kingdom	38,004	39,414
	$185,461	$191,569

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Three Months Ended October 31,
	2009	2008
United States	$611,143	$587,071
Canada	5,342	5,125
North America	616,485	592,196
United Kingdom	140,375	136,482
	$756,860	$728,678

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended October 31,
	2009	2008
Net income, as reported	$35,270	$37,254
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax effects	1,540	(31,293)
Comprehensive income	$36,810	$5,961

NOTE 10 — Recent Accounting Pronouncements

FASB ASC 820, Fair Value Measurements and Disclosures, which was effective for the Company in the first quarter ended October 31, 2009.  The Company adopted FASB ASC 820 for its non-financial assets and non-financial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets.  The adoption of FASB ASC 820 for non-financial assets and liabilities did not have an impact on the Company’s consolidated results or financial condition.

FASB ASC 825, Financial Instruments, permits entities to choose to measure many financial instruments and certain other items at fair value. FASB ASC 825 was effective as of the beginning of the Company’s 2009 fiscal year, and the Company did not elect to measure any financial instruments and other items at fair value pursuant to FASB ASC 825.

FASB ASC 805, Business Combinations, provides guidance on the accounting for acquisitions of businesses. This guidance requires all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. FASB ASC 805 will apply to the Company’s acquisitions that are effective after July 31, 2009.

FASB ASC 810, Consolidation, which was effective for the Company in the first quarter ended October 31, 2009, provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interests be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of FASB ASC 810, did not have an impact on the Company’s consolidated results of operations and financial position.

FASB ASC 815,  Derivatives and Hedging, which is effective for the Company in the first quarter ended October 31, 2009, requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815. The adoption of FASB ASC 815 did not have an impact on the Company’s consolidated results of operations and financial position.

FASB ASC 350, Intangibles — Goodwill and other, which is effective for the Company in the first quarter ended October 31, 2009, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of FASB ASC 350 did not have an impact on the Company’s consolidated results of operations and financial position.

FASB ASC 810-15-13, Consolidation — Variable Interest Entities, which was effective for the Company in the first quarter ended October, 31, 2009, requires an enterprise to perform an analysis:

•                  to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity;

•                  to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;

•                  to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;

•                  to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and

•                  to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

The adoption of FASB ASC 810-15-13 did not have an impact on the Company’s consolidated results of operations and financial position.

In June 2009, the FASB established the “FASB Accounting Standards Codification” (Codification) which was effective for the Company in the first quarter ended October 31, 2009.  The codification became the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative US GAAP exists. All other literature is considered non-authoritative.

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

On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California.  Liberty Mutual’s complaint sought reformation of an insurance contract and specific performance in relation to a policy issued to us with a $50,000 self-insured retention.  After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual sought to reform the contract and charge Copart for a $2 million self-insured retention which it claimed was the original intent. This matter is pending settlement.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. When a range of outcomes can be identified the Company will recognize an expense in the financials in an amount equal to the lower end of the range.  The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty.  The Company maintains insurance which may or may not provide coverage for claims made against us. There is no assurance that the Company will have insurance coverage available when and if needed.  Additionally, the insurance that the Company carries requires that the Company pay for costs or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

NOTE 12 — Income Taxes

The Company adopted the provisions of FASB ASC 740-10-25 as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As of October 31, 2009, the total gross unrecognized tax benefits increased by approximately $1.0 million to $21.3 million, including interest and penalty.

As of October 31, 2009, the gross amounts of the Company’s liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of October 31, 2009 was approximately $0.4 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the State of New York.  With some exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years prior to fiscal year 2005. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart Europe, because it plans to permanently reinvest the earnings of its foreign operations as of October 31, 2009. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

In November 2009, the Company reached an agreement with Her Majesty’s Revenue and Customs allowing the Company to characterize a portion of the capitalization of the UK acquisitions as intercompany debt and to deduct the associated interest expense for UK tax purposes.  Accordingly, in the second quarter of fiscal 2010 the Company will record a tax benefit of approximately $3.0 million reflecting that benefit through October 31, 2009.

NOTE 13— Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At October 31, 2009, the debt to EBITDA ratio was less than 1.0:1.0.  As of October 31, 2009 and July 31, 2009, the Company did not have an outstanding balance under the Credit Facility.

NOTE 14 — Subsequent Events

The Company performed an evaluation of material subsequent events that occurred from November 1, 2009 through December 9, 2009, the date its consolidated financial statements were issued.

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

Overview

We provide vehicle sellers with a full range of services to process and sell vehicles over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the salvage vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price to the extent possible. In the United States and Canada, or North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, we operate a significant portion of our business on a principal basis, purchasing salvage vehicles outright from insurance companies and reselling the vehicles for our own account.

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

Acquisitions and New Operations

We have experienced growth as we have established five new facilities since the beginning of fiscal 2009.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through October 31, 2009:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Louisville, Kentucky	Greenfield		September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts

*                                         Former MAG Facility

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

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with FASB ASC 605, which addresses accounting for multiple-element arrangements and revenue recognition for units of accounting.

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

Vehicle sales, where we purchase and remarket vehicles on our own behalf, are recognized in accordance with FASB ASC 605 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and we record the gross sales price as revenue.

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

We provide a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of FASB ASC 605 to determine whether we have met the requirements to separate them into units of accounting within a multi-element arrangement. We have concluded that the sale and the post-sale services are separate units of accounting. The fees for sale services are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

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

We apply the provisions of FASB ASC 330-10-35, Inventory Subsequent Measurement, to our vehicle pooling costs. FASB ASC 330-10-35 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal” as provided in FASB ASC 330-10-35.  In addition the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required.  The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage).  We note that a one percentage-point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $0.1 million for the three months ended October 31, 2009.

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

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with FASB ASC 740 Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of October 31, 2009, we had approximately $0.3 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

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

Based on our results for the three months ended October 31, 2009, a one percentage-point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.6 million.

Effective August 1, 2007, we adopted FASB ASC 740-10-25, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Stock-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by FASB ASC 718, Compensation — Stock Compensation.  FASB ASC 718 requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are generally subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim.  In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure.  Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue.  Our estimates have not materially fluctuated from actual results.   While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $6.4 million as of October 31, 2009. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by approximately $100,000 and our accrual for workers’ compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $20,000.

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

Results of Operations

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Revenues.

The following sets forth information on customer revenue by class (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Service revenues	$153,765	83%	$156,325	82%
Vehicle sales	31,696	17%	35,244	18%
	$185,461	100%	$191,569	100%

Service Revenues.  Service revenues were approximately $153.8 million during the three months ended October 31, 2009 compared to $156.3 million for the same period last year, a decline of $2.6 million or 1.6%. The decline in service revenue was due to the reduction in average revenue per car and to the negative impact on recorded service revenues due to the change in the GBP to USD exchange rate.  The decline in revenue per car lead to an $8.7 million reduction in service fee revenue which resulted from the reduction in the average selling price of vehicles relative the same quarter last year.  Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the decline in the average selling price was primarily due to: (i) the year over year decline in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) the general strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers’ local currencies. Used car pricing, which we believe also has an impact on the average selling price of vehicles was up on a year over year basis and, we believe, had a positive impact.  However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the specific impact that commodity pricing, foreign currency exchange rates and used car pricing had on the selling price of vehicles. The average dollar to pound exchange rate was 1.64 dollars to the pound and 1.79 dollars to the pound for the three months ended October 31, 2009 and 2008, respectively, and lead to a reduction in service revenue of $1.0 million. Growth in unit volume was driven primarily by an increase in the units sold on behalf of fleets and franchise and independent car dealerships and the migration to the agency model in the UK. The growth in unit volume generated $7.1 million in additional service revenue relative to last year.

Vehicle Sales.  We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were approximately $31.7 million during the three months ended October 31, 2009 compared to $35.2 million for the same period last year, a decline of $3.5 million, or 10.1%. The decline in vehicle sales revenue was due to the reduced unit volume processed and the negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate. The decline in unit volume was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis and lead to a reduction in revenue of $4.2 million. The decline in the average USD to GBP exchange rate lead to a reduction in vehicle sales revenue of $2.6 million. These declines were offset by the increase in the average sales price per transaction which lead to an increase of revenue of $3.3 million. The average selling price per transaction was up relative to the same quarter last year due primarily, we believe, to the continued beneficial impact of VB2, our Internet selling platform.  We converted our UK sales to VB2 in our 2008 fiscal year. We believe commodity pricing and used car pricing also have an impact on the average selling price of vehicles.  We believe commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and that used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers. However, we do not have sufficient information to determine movement in these influences in the UK market nor can we determine which vehicles are sold for scrap, dismantling, retailing or export,  Accordingly, we cannot quantify the impact that commodity pricing and used car pricing had on the selling price of vehicles sold in the UK.

Yard Operation Expenses.  Yard operation expenses, excluding depreciation and amortization, were approximately $69.9 million during the three months ended October 31, 2009 compared to $73.7 million for the same period last year, a decline of approximately $3.8 million. The decline was driven primarily by operational efficiencies, particularly in the UK and by reductions in subhauling costs.  The decline in subhaul cost was driven primarily by a decline in diesel costs.  There was a beneficial impact on yard operating expenses due to the change in GBP to USD exchange rate of $0.8 million.

Operation depreciation and amortization expenses were $8.5 million and $8.3 million for the three months ended October 31, 2009 and 2008, respectively.

Cost of Vehicle Sales.  The cost of vehicle sales were approximately $24.4 million during the three months ended October 31, 2009 compared to $29.9 million for the same period last year, a decline of approximately $5.5 million. Unit volume decline lead to a reduction of $3.6 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was down marginally and represented less than a $0.1 million increase relative to last year.  The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.9 million.

General and Administrative Expenses.  General and administrative expenses, excluding depreciation and amortization, were approximately $23.9 million for the three months ended October 31, 2009 compared to $17.5 million for the same period last year, an increase of approximately $6.4 million.  The growth in general and administrative costs was due primarily to: (i) increased advertising costs as we invested in events and media promotions to generate new member activity, (ii) the additional costs associated with the CEO and President’s non-cash compensation package approved by the shareholders in April 2009 and (iii) the effect of legal settlements in both the current quarter and the same quarter last year.  In the current quarter we have accrued for a detrimental legal settlement of $0.8 million.  In the same quarter last year, we incurred a beneficial legal settlement of $1.0 million.   The beneficial impact on general and administrative expenses due to the change in GBP to USD exchange rate was approximately $0.2 million

General and administrative depreciation and amortization expenses were $2.2 million and $2.5 million for the three months ended October 31, 2009 and 2008, respectively.

Other Income (Expense).  Total other income was approximately $0.6 million during the three months ended October 31, 2009 compared to $1.8 million for the same period last year, a decline of approximately $1.3 million, or 69.5%. Net interest income (expense) declined $0.7 million due primarily to reductions in interest yield.

Income Taxes.  Our effective income tax rates for the three months ended October 31, 2009 and 2008 were approximately 38.2% and 39.2%, respectively. The decrease was driven primarily by the geographical allocation of income and the reversal of amounts previously accrued as a result of the completion of tax audits.

Net Income.  Due to the foregoing factors, we realized net income of approximately $35.3 million for the three months ended October 31, 2009, compared to net income of approximately $37.3 million for the same period last year.

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

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of vehicle sales.  Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars totaled by the insurance companies.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

As of October 31, 2009, we had working capital of approximately $240.1 million, including cash and cash equivalents of approximately $218.3 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by approximately $55.6 million from July 31, 2009 to October 31, 2009.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $25.3 million to $77.7 million during the three months ended October 31, 2009 when compared to the three months ended October 31, 2008, due to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $23.5 million and $29.2 million for the three months ended October 31, 2009 and 2008, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations.  We have no material commitments for future capital expenditures as of October 31, 2009.

Financing Activities

For the three months ended October 31, 2009 and 2008, we generated approximately $3.5 million and $0.7 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the three months ended October 31, 2009 and 2008.  The total number of shares repurchased under the program as of October 31, 2009 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures, and all outstanding borrowings are due, on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending of the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries.  The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At October 31, 2009, the debt to EBITDA ratio was less than 1.0:1.0.  As of October 31, 2009, we did not have an outstanding balance under the Credit Facility.

Lease, Purchase and Other Contractual Obligations

During the three months ended October 31, 2009, we entered into two contracts to sponsor certain drivers participating in NASCAR (National Association of Stock Car Auto Racing) and NHRA (National Hot Rod Association) events.  The total commitment is approximately $7.0 million and will be incurred during our third and fourth quarters of fiscal 2010 and our first and second quarters of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of October 31, 2009, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of October 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the three months ended October 31, 2009, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $4.0 million for the three months ended October 31, 2009. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At October 31, 2009, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $25.5 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 11 — Legal Proceedings contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates. During the quarter ended October 31, 2009, no single customer accounted for more than 10% of our revenues.

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

In the UK a significant portion of our business is conducted on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle to buyers. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages and exposes us to additional inventory risks.

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

In addition to using independent subhaulers, in the UK we utilize a fleet of company trucks to pick up and deliver vehicles from our UK storage facilities. In connection therewith, we are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 16% of our common stock as of October 31, 2009. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Increased investment in advertising and marketing could adversely impact our operating results.

In fiscal years 2010 and 2011 we will increase our investment in advertising and marketing relative to 2009.  These amounts may be material to our overall general and administrative expenses and we cannot predict what future benefit, if any, will be derived.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as “abnormal” under FASB ASC 330, were recognized during the year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of October 31, 2009, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $167 million.

Pursuant to FASB ASC 350, Intangibles — Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that a goodwill impairment is required with respect to our acquisitions in the UK. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the financial statements.

The Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, and the SEC, from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require a change or changes in our policies or procedures.

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

Fluctuations in the US unemployment rates could result in declines in revenue from processing insurance cars.

Increases in unemployment may lead to an increase in the number of uninsured motorists.  Uninsured motorists are responsible for disposition of their vehicle if involved in an accident.  Disposition generally is either the repair or disposal of the vehicle.  In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than Copart.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the first quarter of our 2010 Fiscal Year.

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

Date: December 9, 2009