Form 10-K/A
period 2009-07-31
COPART INC
filed 2009-12-30
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $ 1,576,240,787 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At December 29, 2009, registrant had 84,150,156 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended July 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2009 (the “Original Filing”), is being filed to reflect changes to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of the Original Filing, as detailed below, and no other information in the Original Filing is amended hereby.  The beneficial ownership table required by Item 12 was incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Shareholders as filed with the SEC on October 15, 2009 (the “Proxy Statement”).

The beneficial ownership table required by Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of the Original Filing (as incorporated by reference from the Proxy Statement) has been amended to correct (i) the number of shares beneficially owned by Thomas W. Smith, a member of our Board of Directors, and (ii) the total number of shares owned by all directors and officers as a group.

Except as described above, this Form 10-K/A does not revise, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

As used in this Form 10-K/A, the terms “Company,” “we,” “us” and “our” refer to Copart, Inc., a California corporation.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding the ownership of our common stock as the record date (October 5, 2009) by (i) all persons known by us to be beneficial owners of five percent or more of our common stock; (ii) each of our current directors and nominees for director; (iii) any other named executive officers (as defined in the section of this Proxy Statement entitled “Executive Compensation — Summary Compensation Table”); and (iv) all of our executive officers and directors as a group. Beneficial ownership is determined based on SEC rules and includes certain stock options exercisable within 60 days of October 5, 2009. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Total Shares Outstanding (2)
Baron Capital Group, Inc. (3) 767 Fifth Avenue New York, NY 10153	4,532,443	5.4%

Named executive officers and directors:
Willis J. Johnson (4)	9,548,796	11.4%
Thomas W. Smith (5)	3,269,162	3.9%
A. Jayson Adair (6)	924,675	1.1%
Barry Rosenstein (7)	624,897	*
David L. Bauer (8)	216,756	*
Daniel J. Englander (9)	168,117	*
Vincent W. Mitz (10)	159,378	*
Steven D. Cohan (11)	79,173	*
James E. Meeks (12)	68,334	*
William E. Franklin (13)	60,373	*
Matt Blunt	—	*
All directors and executive officers as a group (16 persons)(14)	15,689,069	18.7%

*      Represents less than 1% of our outstanding common stock.

(1)          Unless otherwise set forth, the mailing address for each of the persons listed in this table is: c/o Copart, Inc., 4665 Business Center Drive, Fairfield, California 94534.

(2)          Based on 83,938,814 shares outstanding as of July 31, 2009, the end of the Company’s 2009 fiscal year.

(3)          Information based on Schedule 13G as filed with the SEC on February 12, 2009, by Baron Capital Group, Inc. Includes 4,532,443 shares beneficially and jointly owned by Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management, Inc., and Ronald Baron. Baron Capital Group, Inc. has shared power to vote or direct the voting of 4,253,343 shares and shared dispositive power with respect to 4,532,443 shares; BAMCO, Inc. has shared power to vote or direct the voting of 4,091,180 shares and shared dispositive power with respect to 4,370,280 shares; Baron Capital Management, Inc. has shared power to vote or direct the voting of and shared dispositive power with respect to 162,163 shares; and Ronald Baron has shared power to vote or direct the voting of 4,253,343 shares and shared dispositive power with respect to 4,532,443 shares. BAMCO and Baron Capital Management, Inc. are subsidiaries of Baron Capital Group, Inc. Ronald Baron owns a controlling interest in Baron Capital Group, Inc. Baron Capital Group, Inc. and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than Baron Capital Group, Inc. and Ronald Baron. BAMCO and Baron Capital Management, Inc. disclaim beneficial ownership of shares held by their investment advisory clients to the extent such shares are held by persons other than BAMCO, Baron Capital Management, Inc. and their affiliates.

(4)          Includes 5,082,497 shares of common stock held by the Willis J. Johnson and Reba J. Johnson Revocable Trust DTD 1/16/1997, of which Mr. Johnson and his wife are trustees, 2,202,585 shares of common stock held by the Reba Family Limited Partnership II, of which Mr. Johnson and his wife are the general partners, 1,147,410 shares of common stock held by the Willis Johnson and Joyce Johnson Family Limited Partnership, of which Mr. Johnson and his wife are the general partners, 595,859 shares of common stock held by the Lequeita Family Limited Partnership II, of which Mr. Johnson and his wife are the general partners, and 4,632 shares of common stock held in IRA accounts for Mr. Johnson and his wife. Also includes options to acquire 515,813 shares of common stock held by Mr. Johnson that are exercisable within 60 days after October 5, 2009.

(5)          As of October 5, 2009, Mr. Smith beneficially owned 3,269,162 shares of CPRT common stock, including 2,037,912 shares (the “Managed Account Shares”) beneficially owned in his capacity as investment manager for certain managed accounts (the “Managed Accounts”).  Mr. Smith shares voting and investment control over 1,725,018 Managed Account Shares with Mr. Scott J. Vassalluzzo and shared voting and investment control over 1,657,818 Managed Account Shares with Mr. Steve M. Fischer.  Mr. Vassalluzzo and Mr. Fischer are co-investment managers for certain of the Managed Accounts.  The Managed Accounts consist of investment accounts for (i) three private investment limited partnerships (for which Messrs. Smith, Vassalluzzo and Fischer are each a general partner), (ii) an employee profit-sharing plan of a corporation wholly owned by Mr. Smith (for which Messrs. Smith and Vassalluzzo are each a trustee), (iii) certain family members of Mr. Smith (including trusts established for the benefit of certain family members of Mr. Smith), and (iv) a private charitable foundation established by Mr. Smith (for which Mr. Smith acts as trustee).  In addition, Mr. Smith owned 1,211,250 shares of CPRT common stock for his own account.  Voting and investment authority over Managed Accounts established for the benefit of certain family members and friends of Mr. Smith is subject to each beneficiary’s right, if so provided, to terminate or otherwise direct the disposition of the Managed Account Shares.  The business address for Messrs. Smith, Vassalluzzo and Fischer and each oc the Managed Accounts is 323 Railroad Avenue, Greenwich, CT 06830.  Messrs. Smith, Vassalluzzo and Fischer and the Managed Accounts may comprise a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.  Mr. Smith disclaims beneficial ownership of the Managed Account Shares except to the extent of his pecuniary interest therein.  Also includes options to acquire 20,000 shares of common stock held by Mr. Smith that are exercisable within 60 days after October 5, 2009.

(6)          Includes 528,484 shares held directly, 54,468 shares of common stock held by the A. Jayson Adair and Tammi L. Adair Revocable Trust, for which Mr. Adair and his wife are trustees, and 12,348 shares of common stock held by irrevocable trusts for the benefit of members of Mr. Adair’s immediate family. Also includes options to acquire 329,375 shares of common stock held by Mr. Adair that are exercisable within 60 days after October 5, 2009.

(7)          Includes 604,897 shares held by Jana Partners LLC as reported on Form 4 filed by Barry Rosenstein and Jana Partners LLC with the SEC on March 17, 2009 and reflects shares held beneficially by Jana Partners LLC through various entities and accounts under its management and control. Mr. Rosenstein is the Managing Partner of Jana Partners LLC and Mr. Rosenstein and Jana Partners disclaim any beneficial ownership of any of the shares held by Jana Partners LLC except to the extent of their pecuniary interest therein. Also includes options to acquire 20,000 shares of common stock held by Mr. Rosenstein that are exercisable within 60 days of October 5, 2009. Such options were issued to Mr. Rosenstein in connection with his service as a non-employee director of the Company and Mr. Rosenstein has granted all of his beneficial ownership of the shares underlying the options to Jana Partners LLC, including the economic benefit, voting power and dispositive power over such shares.

(8)          Includes 12,026 shares held by the Bauer Family Trust for which Mr. Bauer and his spouse act as trustees, and options to acquire 204,730 shares of common stock held by Mr. Bauer that are exercisable within 60 days after October 5, 2009.

(9)          Includes 119,950 shares of common stock held by Ursula Capital Partners and 9,000 shares of common stock held directly by Mr. Englander. Ursula Capital Partners is an investment partnership for which Mr. Englander serves as the sole general partner. Mr. Englander disclaims beneficial ownership of the shares held by Ursula Capital Partners except to the extent of his pecuniary interest therein. Also includes options to acquire 39,167 shares of common stock held by Mr. Englander that are exercisable within 60 days after October 5, 2009.

(10)    Includes 3 shares held directly and options to acquire 159,375 shares of common stock held by Mr. Mitz that are exercisable within 60 days after October 5, 2009.

(11)    Includes 6 shares owned directly and options to acquire 79,167 shares of common stock held by Mr. Cohan that are exercisable within 60 days after October 5, 2009.

(12)    Includes options to acquire 68,334 shares of common stock held by Mr. Meeks that are exercisable within 60 days after October 5, 2009.

(13)    Includes 3,449 shares held directly and options to acquire 56,924 shares of common stock held by Mr. Franklin that are exercisable within 60 days after October 5, 2009.

(14)    Includes options to acquire 2,042,162 shares of common stock held by all executive officers and directors as a group that are exercisable within 60 days after October 5, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                      Documents filed as part of this report.

(1)                                  Not applicable

(2)                                  Not applicable

(3)                                  The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

3.1	Amended and restated Articles of Incorporation	Annual Report on Form 10-K, (File No. 000-23254), Exhibit No. 3.1	October 26, 2000

3.1b	Certificate of Amendment of Articles of Incorporation	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 3.1b	October 26, 2000

3.2	Amended and Restated Bylaws of Registrant	Annual Report on Form 10-K, Exhibit No. 3.2	October 21, 1995

3.2b	Certificate of Amendment of Bylaws	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 3.4	December 15, 2003

3.2c	Certificate of Amendment of Bylaws	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 3.2b	October 14, 2004

3.2d	Amendment to Section 3.2 to the Bylaws of Copart, Inc. effective as of January 13, 2009	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	December 5, 2008

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.	8/A-12/G (File No. 000-23255), Exhibit No. 3.3	March 11, 2003

4.1

Preferred Stock Rights Agreement, dates as of March 6, 2003, between the company and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

		8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003

10.1*	Copart Inc. 1992 Stock Option Plan, as amended, and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-93887), Exhibit No. 10.1	December 30, 1999

10.2*	1994 Employee Stock Purchase Plan (as amended December 8, 2003) with form of subscription agreement	Registration Statement on Form S-8 (File No. 333-112597), Exhibit No. 4.1	February 6, 2004

10.3*	1994 Director Option Plan with form of subscription agreement	Registration Statement on Form S-1 (File No. 33-74250)	January 19, 1994

10.4*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002

10.5*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.5	October 29, 2002

10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.6	October 29, 2002

10.7	Standard Industrial/Commercial single tenant lease-net dated December 23, 1998 between Wickland Oil Martinez and the Registrant	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.7	October 29, 2002

10.10*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Registration Statement on Form S-8 (File No. 333-148506), Exhibit No. 4.1	January 7, 2008

10.11*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 12, 2007

10.12*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007

10.13*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007

10.14*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007

10.15	Credit Agreement dated as of March 6, 2008 by and between Copart Inc. and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 7, 2008

10.16*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006

10.17*	Amended and Restated Executive Officer Employment Agreement between the Company and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008

10.18*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Company’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	April 16, 2009

14.1	Code of Ethics for Principal Executive and Senior Financial Officers adopted September 30, 2003	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.10	October 29, 2002

14.2	Copart, Inc. Code of Business Conduct, as amended June 5, 2007	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 14.02	June 8, 2007

21.1	List of subsidiaries of Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit 12.1	September 29, 2009

23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 000-232354), Exhibit 23.1	September 29, 2009

24.1	Power of Attorney	Annual Report on Form 10-K (File No. 000-232354), Exhibit 12.1	September 29, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

* Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

	By:	/s/ WILLIS J. JOHNSON
Willis J. Johnson
Chief Executive Officer (principal executive officer and director)

December 29, 2009

COPART, INC.

	By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

December 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ WILLIS J. JOHNSON	Chief Executive Officer (Principal	December 29, 2009
Willis J. Johnson	Executive Officer and Director)

/s/ WILLIAM E. FRANKLIN	Senior Vice President of Finance and	December 29, 2009
William E. Franklin	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ A. JAYSON ADAIR*	President and Director	December 29, 2009
A. Jayson Adair

/s/ JAMES E. MEEKS*	Director	December 29, 2009
James E. Meeks

/s/ STEVEN D. COHAN*	Director	December 29, 2009
Steven D. Cohan

/s/ DANIEL ENGLANDER*	Director	December 29, 2009
Daniel Englander

/s/ THOMAS W. SMITH*	Director	December 29, 2009
Thomas W. Smith

/s/ MATT BLUNT*	Director	December 29, 2009
Matt Blunt

*By	/s/ William E. Franklin
Attorney-in-fact
December 29, 2009