Form 10-Q
period 2010-01-31
COPART INC
filed 2010-03-12
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2010

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

Number of shares of the Registrant’s Common Stock outstanding as of March 11, 2010: 84,287,861

Copart, Inc.

Index to the Quarterly Report

January 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	January 31. 2010	July 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$189,290	$162,691
Accounts receivable, net	121,753	109,248
Vehicle pooling costs	30,813	28,685
Inventories	4,240	4,667
Income taxes receivable	9,822	5,426
Prepaid expenses and other assets	9,190	5,216
Total current assets	365,108	315,933
Property and equipment, net	558,302	530,886
Intangibles, net	15,294	15,212
Goodwill	176,697	166,327
Deferred income taxes	12,363	7,759
Other assets	20,125	21,915
Total assets	$1,147,889	$1,058,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$92,061	$82,773
Deferred revenue	12,917	13,165
Income taxes payable	4,503	5,269
Deferred income taxes	1,738	1,948
Other current liabilities	427	429
Total current liabilities	111,646	103,584
Deferred income taxes	10,504	10,997
Income taxes payable	22,859	20,266
Other liabilities	1,457	1,726
Total liabilities	146,466	136,573
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 84,237 and 83,939 shares issued and outstanding at January 31, 2010 and July 31, 2009, respectively	349,406	334,440
Accumulated other comprehensive loss	(29,939)	(27,082)
Retained earnings	681,956	614,101
Total shareholders’ equity	1,001,423	921,459
Total liabilities and shareholders’ equity	$1,147,889	$1,058,032

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
Net sales and revenue:
Service revenues	$149,468	$142,686	$303,233	$299,011
Vehicle sales	27,133	27,169	58,830	62,413
Total service revenues and vehicle sales	176,601	169,855	362,063	361,424

Operating costs and expenses:
Yard operations	75,733	78,785	154,180	160,839
Cost of vehicle sales	22,181	23,778	46,610	53,722
General and administrative	25,455	21,723	51,547	41,807
Total operating costs and expenses	123,369	124,286	252,337	256,368
Operating income	53,232	45,569	109,726	105,056
Other income (expense):
Interest expense	(21)	(27)	(164)	(61)
Interest income	63	434	135	1,050
Other income (expense), net	(102)	(1,798)	529	(544)
Total other income (expense)	(60)	(1,391)	500	445
Income before income taxes	53,172	44,178	110,226	105,501
Income taxes	17,439	17,028	39,221	41,094
Net Income	$35,733	$27,150	$71,005	$64,407

Earnings per share-basic
Basic net income per share	$0.42	$0.33	$0.84	$0.77
Weighted average common shares outstanding	84,108	83,443	84,077	83,363

Earnings per share-diluted
Diluted net income per share	$0.42	$0.32	$0.84	$0.76
Weighted average common shares and dilutive potential common shares outstanding	84,927	84,206	84,937	84,742

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income	$71,005	$64,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,078	20,834
Allowance for doubtful accounts	304	(260)
Other long-term liabilities	(244)	(577)
Share-based compensation	8,883	3,193
Excess benefit from share-based compensation	(2,449)	(5,011)
(Gain) loss on sale of property and equipment	(77)	730
Deferred income taxes	(5,006)	(3,561)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,010)	(28,901)
Vehicle pooling costs	(2,065)	(7,665)
Inventory	583	(132)
Prepaid expenses and other current assets	(3,854)	736
Other assets	353	1,741
Accounts payable and accrued liabilities	6,106	(8,339)
Deferred revenue	(248)	1,835
Income taxes receivable	(1,323)	3,517
Income taxes payable	(232)	2,253
Net cash provided by operating activities	82,804	44,800

Cash flows from investing activities:
Purchases of property and equipment	(39,847)	(57,114)
Proceeds from sale of property and equipment	1,711	4,926
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(21,367)	—
Net cash used in investing activities	(59,503)	(52,188)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,479	819
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,087	942
Repurchase of common stock	(3,544)	(6,000)
Excess tax benefit from share-based payment arrangements	2,449	5,011
Change in book overdraft	—	(7,592)
Net cash provided by (used in) financing activities	2,471	(6,820)

Effect of exchange rate changes on cash	827	(2,297)
Net increase (decrease) in cash and cash equivalents	26,599	(16,505)

Cash and cash equivalents at beginning of period	162,691	38,954
Cash and cash equivalents at end of period	$189,290	$22,449

Supplemental disclosure of cash flow information:
Interest paid	$163	$60
Income taxes paid	$45,748	$39,169

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

January 31, 2010

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2010 and July 31, 2009, and its consolidated statements of income and cash flows for the three and six month periods ended January 31, 2010 and January 31, 2009. Interim results for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2010. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, long-lived asset and goodwill impairment calculations and contingencies. Actual results may differ from those estimates.

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

As of January 31, 2010, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$75,195	$—	$—	$—	$75,195
Money market funds	114,095	—	—	—	114,095
Total	$189,290	$—	$—	$—	$189,290

The Company invests its excess funds in money market funds comprised of securities issued by the United States Treasury. The Company’s cash and cash equivalents are placed with high credit quality financial institutions.

NOTE 3 — Vehicle Pooling Costs

The Company defers in its vehicle pooling costs certain yard and fleet expenses associated with vehicles consigned to and received by the Company but not sold as of the balance sheet date. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

NOTE 4 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Basic weighted average shares outstanding	84,108	83,443	84,077	83,363

Effect of dilutive securities - stock options	819	763	860	1,379

Diluted weighted average shares outstanding	84,927	84,206	84,937	84,742

Excluded from the dilutive earnings per share calculation were 5,923,327 and 1,446,793 stock options for the three months ended January 31, 2010 and January 31, 2009, respectively and 5,799,298 and 1,225,000 stock options for the six months ended January 31, 2010 and January 31, 2009, respectively, because their effect would have been anti-dilutive.

NOTE 5 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2010	July 31, 2009
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	22,882	20,963
Software	661	712
Licenses and databases	1,323	1,322
Accumulated amortization	(20,269)	(18,482)
Net intangibles	$15,294	$15,212

Aggregate amortization expense on amortizable intangible assets was $1.0 million and $0.9 million for the three months ended January 31, 2010 and 2009, respectively and $2.1 million for the six months ended January 31, 2010 and 2009.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2009	$166,327
Goodwill recorded during the period	12,026
Effect of foreign currency exchange rates	(1,656)
Balance as of January 31, 2010	$176,697

NOTE 6 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FASB ASC 718.  Under this method, share-based compensation expense for the three- and six-month periods ended January 31, 2010 and January 31, 2009 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB ASC 718 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718. For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock options during fiscal 2010:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2009	8,005	$26.97
Grants of options	745	$33.00
Exercises	(409)	$15.18
Forfeitures or expirations	(25)	$26.33

Outstanding at January 31, 2010	8,316	$28.10	7.63	$49,368

Exercisable at January 31, 2010	2,661	$21.72	4.72	$32,884

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 7,960,936 options that were in-the-money at January 31, 2010.

In April 2009, the Compensation Committee of the Company’s Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Officer (and then President), of nonqualified stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $30.21 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period.  Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting monthly over the subsequent four years.  Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant.  If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest.  If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest.  The value of each option at the date of grant was $13.04.  The total estimated compensation expense to be recognized by the Company over the five year estimated service period is approximately $26.1 million per grant.

On February 12, 2010 Mr. Willis J. Johnson resigned as Chief Executive Officer.  He will continue to serve as Chairman of the Board and will remain an executive officer of the Company.  In addition, Mr. A. Jayson (Jay) Adair, previously Copart’s President was appointed Copart’s Chief Executive Officer.  In addition, Mr. Vincent W. Mitz, previously Copart’s Executive Vice President was appointed as Copart’s new President.

NOTE 7 — Common Stock Repurchases

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the six months ended January 31, 2010 or January 31, 2009.  The total number of shares repurchased under the program as of January 31, 2010 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

In December 2008, Mr. Adair exercised 600,000 options at an exercise price of $4.47 per share. In a cashless exercise, 96,929 shares of the 600,000 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 222,817 shares were withheld at a per share price of $26.93, totaling approximately $6.0 million, based on the closing price of the Company’s common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. In June 2009, Mr. Adair exercised 361,035 options at an exercise price of $11.12 per share. In a cashless exercise, 116,741 shares of the 361,035 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 109,595 shares were withheld at a per share price of $34.39, totaling approximately $3.8 million, based on the closing price of the Company’s common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. The Company remitted approximately $9.8 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  In August 2009, Mr. Adair exercised 323,631 options at an average exercise price of $13.03 per share. In a cashless exercise, 114,354 shares of the 323,631 options exercised were net settled in satisfaction of the exercise price for the portion of options that were classified as non-qualified stock options. Additionally, 95,746 shares were withheld at a per share price of $36.89, totaling approximately $3.5 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. The Company remitted approximately $3.5 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares. However, these deemed share repurchases are not included as part of the Company’s stock repurchase program.

Period	Options exercised	Exercise price	Shares net settled for exercise	Shares withheld for taxes (1)	Share price for withholding	Tax withholding (in 000s)
FY 2009 — Q2	600,000	$4.47	96,929	222,817	$26.93	$6,000
FY 2009 — Q4	361,035	$11.12	116,741	109,595	$34.39	$3,769
FY 2010 — Q1	323,631	$13.03	114,354	95,746	$36.89	$3,532

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

The following geographic data is provided in accordance with FASB ASC 280, Segment Reporting. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
United States	$141,072	$137,556	$287,291	$288,429
Canada	1,511	1,082	2,750	2,364
North America	142,583	138,638	290,041	290,793
United Kingdom	34,018	31,217	72,022	70,631
	$176,601	$169,855	$362,063	$361,424

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Six Months Ended January 31,
	2010	2009
United States	$620,400	$602,718
Canada	5,185	5,054
North America	625,585	607,772
United Kingdom	157,196	120,266
	$782,781	$728,038

NOTE 9 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net income, as reported	$35,733	$27,150	$71,005	$64,407
Other comprehensive loss:
Foreign currency translation adjustments, net of tax effects	(4,397)	(14,276)	(2,857)	(45,569)
Total other comprehensive income	$31,336	$12,874	$68,148	$18,838

NOTE 10 — Recent Accounting Pronouncements

FASB ASC 820, Fair Value Measurements and Disclosures, which was effective for the Company in the first quarter ended October 31, 2009.  The Company adopted FASB ASC 820 for its non-financial assets and non-financial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets.  The adoption of FASB ASC 820 for non-financial assets and liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.

FASB ASC 810, Consolidation, which was effective for the Company in the first quarter ended October 31, 2009, provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interests be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of FASB ASC 810 did not have an impact on the Company’s consolidated results of operations or financial position.

FASB ASC 815-10-50, Derivatives and Hedging, which was effective for the Company in the first quarter ended October 31, 2009, requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10-50, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10-50 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815-10-50. The adoption of FASB ASC 815-10-50 did not have an impact on the Company’s consolidated results of operations or financial position.

FASB ASC 350-30-35, Intangibles — Goodwill and other, which was effective for the Company in the first quarter ended October 31, 2009, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of FASB ASC 350-30-35 did not have an impact on the Company’s consolidated results of operations or financial position.

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

The adoption of FASB ASC 810-15-13 did not have an impact on the Company’s consolidated results of operations or financial position.

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

NOTE 11 — Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matter:

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

As of January 31, 2010, the total gross unrecognized tax benefits increased by approximately $2.6 million to $22.9 million, including interest and penalty.

As of January 31, 2010, the gross amounts of the Company’s liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of January 31, 2010 was approximately $0.8 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the state of New York and the state of Georgia.  With some exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years prior to fiscal year 2005. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart Europe, because it plans to permanently reinvest the earnings of its foreign operations as of January 31, 2010. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

NOTE 13 — Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the U.S. prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At January 31, 2010, the debt to EBITDA ratio was less than 1.0:1.0.  As of January 31, 2010 and July 31, 2009, the Company did not have an outstanding balance under the Credit Facility.

NOTE 14 — Acquisitions

In January 2010, the Company completed the purchase of the assets and business of D Hales Limited (“D Hales”) which operated five locations in the United Kingdom. This acquisition was completed because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with FASB ASC 805, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for D Hales reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations. In accordance with FASB ASC 805, D Hales’ assets acquired and liabilities assumed have been recorded at their estimated fair values. The Company has arranged to obtain additional information regarding certain asset valuations. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company’s consolidated results of operations and financial position.

NOTE 15 — Subsequent Events

On February 12, 2010, Mr. Willis J. Johnson resigned as Chief Executive Officer.  He will continue to serve as Chairman of the Board and will remain an executive officer of the Company.  In addition, Mr. A. Jayson (Jay) Adair, previously Copart’s President was appointed Copart’s new Chief Executive Officer.  In addition, Mr. Vincent W. Mitz, previously Copart’s Executive Vice President was appointed as Copart’s new President.

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

Acquisitions and New Operations

We have experienced growth as we have established or acquired ten new facilities since the beginning of fiscal 2009.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 152 facilities located in North America and the United Kingdom and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through January 31, 2010:

Salvage Locations	Acquisition or Greenfield		Date	Geographic Service Area
Louisville, Kentucky	Greenfield		September 2008	Western Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts
Bristol	Acquisition		January 2010	United Kingdom
Bedford	Acquisition		January 2010	United Kingdom
Colchester	Acquisition		January 2010	United Kingdom
Gainsborough	Acquisition		January 2010	United Kingdom
Luton	Acquisition		January 2010	United Kingdom

*             Former MAG facility

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts we acquired as a result of our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account.  It is our intention, where possible, to migrate these contracts to the agency model in future periods.  Changes in the amount of revenue derived in a period from principal based transactions relative to total revenue will impact revenue growth and margin percentages.

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

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of our current North American contracts, collecting the proceeds from the buyer. We are not entitled to any seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection.

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

We also charge buyers a registration fee for the right to participate in our vehicle sales program, which is usually recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the buyer. No provision for returns has been established, as all sales are final with no right of return, although we provide for bad debt expense in the case of non-performance by our buyers or sellers.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required.  The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage).  We note that a one percentage-point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $0.1 million for the three months ended January 31, 2010.

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

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with FASB ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate.  We then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2010, we had approximately $0.3 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

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

Based on our results for the six months ended January 31, 2010, a one percentage-point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $1.1 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are generally subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim.  In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure.  Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue.  Our estimates have not materially fluctuated from actual results.   While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $6.3 million as of January 31, 2010. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by approximately $100,000 and our accrual for workers’ compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $20,000.

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

Results of Operations

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$149,468	85%	$142,686	84%
Vehicle sales	27,133	15%	27,169	16%
	$176,601	100%	$169,855	100%

Service Revenues.  Service revenues were approximately $149.5 million during the three months ended January 31, 2010 compared to $142.7 million for the same period last year, an increase of $6.8 million or 4.8%. The increase in service revenue was due to (i) an increase in the average revenue per car (ii) an increase in the volume of units sold and (iii) the positive impact on recorded service revenues from the change in the GBP to USD exchange rate.  The increase in revenue per car resulted in a $5.4 million increase in service fee revenue and was due to an increase in the average selling price of vehicles because over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was primarily due to: (i) an increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling (ii) the general weakening of the dollar, especially compared to the peso, as a weaker dollar decreases the purchase price of US vehicles paid for in our international buyers’ local currencies and (iii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user.  We do not, however, have sufficient information to determine the movement of these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing, foreign currency exchange rates and used car pricing had on the selling price of vehicles. The average dollar to pound exchange rate was 1.63 dollars to the pound and 1.49 dollars to the pound for the three months ended January 31, 2010 and 2009, respectively, and resulted in an increase in service revenue of $0.9 million. Growth in unit volume was driven primarily by the migration of certain contracts in the UK from the principal model to the agency model and resulted in a $0.4 million increase in service revenue relative to the same period last year.

Vehicle Sales.  Vehicle sales revenues were approximately $27.1 million during the three months ended January 31, 2010 compared to $27.2 million for the same period last year, a decline of less than $0.1 million, or 0.1%. The decline in vehicle sales revenue was due to (i) reduced unit volume sold and was offset by (ii) an increase in the average selling price of vehicles and (iii) the positive impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate. The decline in unit volume was primarily due to the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in revenue of $6.9 million. The increase in the average selling price per unit resulted in an increase in revenue of $4.9 million and was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling (ii) the general increase in used car pricing which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user and (iii) the continuing beneficial impact of VB2, our internet selling platform which we introduced to the UK in 2008 and which expands our buyer base by opening vehicles sales to buyers worldwide.   We do not, however, have sufficient information to determine the movement in these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing, used car pricing and the impact of VB2 had on the selling price of vehicles.  The increase in the average USD to GBP exchange rate resulted in an increase in revenue of $2.0 million.

Yard Operation Expenses.  Yard operation expenses, excluding depreciation and amortization, were approximately $67.3 million during the three months ended January 31, 2010 compared to $70.8 million for the same period last year, a decline of approximately $3.5 million. The decline was driven primarily by operational efficiencies, particularly in North America by reductions in subhauling costs.  There was a negative impact on yard operating expenses due to the change in GBP to USD exchange rate of $0.8 million.

Operation depreciation and amortization expenses were $8.5 million and $8.0 million for the three months ended January 31, 2010 and 2009, respectively.

Cost of Vehicle Sales.  The cost of vehicle sales were approximately $22.2 million during the three months ended January 31, 2010 compared to $23.8 million for the same period last year, a decline of approximately $1.6 million. Unit volume decline lead to a reduction of $6.0 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was up and represented a $2.8 million increase relative to last year.  The negative impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.6 million.

General and Administrative Expenses.  General and administrative expenses, excluding depreciation and amortization, were approximately $23.4 million for the three months ended January 31, 2010 compared to $19.5 million for the same period last year, an increase of approximately $3.9 million.  The growth in general and administrative costs was primarily due to: (i) increased advertising costs as we invested in events and media promotions to generate new member activity, (ii) the additional costs associated with the Chairman and Chief Executive Officer’s non-cash compensation package approved by the shareholders in April 2009 and (iii) the costs of legal settlement in the second quarter of fiscal 2009.   In the second quarter of fiscal 2009, we incurred legal settlement costs of $1.0 million.  The negative impact on general and administrative expenses due to the change in GBP to USD exchange rate was approximately $0.2 million.

General and administrative depreciation and amortization expenses were $2.1 million and $2.2 million for the three months ended January 31, 2010 and 2009, respectively.

Other Income (Expense).  Total other expense was approximately $0.1 million during the three months ended January 31, 2010 compared to $1.4 million for the same period last year, a decline of approximately $1.3 million, or 95.7%. Included in other expense in the prior period was an impairment of a note receivable relating to the sale of assets of the public auction business which we exited in 2006 and the loss on the sale of an airplane in the U.K. resulting in a combined aggregate of $2.2 million.  Net interest income (expense) declined $0.4 million due primarily to reductions in interest yield.

Income Taxes.  Our effective income tax rates for the three months ended January 31, 2010 and 2009 were approximately 32.8% and 38.5%, respectively. The decrease was driven primarily by the agreement that the Company had reached with Her Royal Majesty’s (HRM) Revenue and Customs during Q2 2010. This agreement permitted us to deduct the interest expense on intercompany debt for UK income tax purposes from fiscal years 2008, 2009 and 2010.

Net Income.  Due to the foregoing factors, we realized net income of approximately $35.7 million for the three months ended January 31, 2010, compared to net income of approximately $27.2 million for the same period last year.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$303,233	84%	$299,011	83%
Vehicle sales	58,830	16%	62,413	17%
	$362,063	100%	$361,424	100%

Service Revenues.  Service revenues were approximately $303.2 million during the six months ended January 31, 2010 compared to $299.0 million for the same period last year, an increase of $4.2 million or 1.4%. The increase in service revenue was due to an increase in the volume of units sold and was offset by a reduction in average revenue per unit. The increase in volume was due primarily to the migration of certain contracts in the U.K. from the principal model to the agency model and to market wins which resulted in an increase in revenue of $7.1 million.  The decrease in average revenue per unit resulted in a $3.2 million decrease in service fee revenue and was primarily due to an increase in the percentage of units sold in the UK as units sold in the UK have a lower yield per unit.

Vehicle Sales.  Vehicle sales revenues were approximately $58.8 million during the six months ended January 31, 2010 compared to $62.4 million for the same period last year, a decline of $3.6 million, or 5.7%. The decline in vehicle sales revenue was due to (i) the reduced unit volume processed and (ii) the negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate and was offset by (iii) an increase in the average selling price per unit.  The decline in unit volume was due primarily to the migration of certain contracts in the UK from the principal model to an agency model and resulted in a reduction in revenue of $11.6 million. The decline in the average USD to GBP exchange rate lead to a reduction in vehicle sales revenue of $0.6 million. These declines were offset by the increase in the average sales price per transaction which resulted in an increase of revenue of $8.9 million and were primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user and (iii) the continuing beneficial impact of VB2, our internet selling platform which we introduced to the UK in 2008 and which expands our buyer base by opening vehicles sales to buyers worldwide.   We do not, however, have sufficient information to determine the movement in these influences in the UK market nor can we determine which vehicles are sold to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing, used car pricing and the impact of VB2 had on the selling price of vehicles.

Yard Operation Expenses.  Yard operation expenses, excluding depreciation and amortization, were approximately $137.2 million during the six months ended January 31, 2010 compared to $144.5 million for the same period last year, a decline of approximately $7.3 million. The decline was driven primarily by operational efficiencies and by reductions in subhauling costs.

Operation depreciation and amortization expenses were $17.0 million and $16.3 million for the six months ended January 31, 2010 and 2009, respectively.

Cost of Vehicle Sales.  The cost of vehicle sales were approximately $46.6 million during the six months ended January 31, 2010 compared to $53.7 million for the same period last year, a decline of approximately $7.1 million. Unit volume decline lead to a reduction of $10.0 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was up and represented a $3.2 million increase relative to last year.  The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.3 million.

General and Administrative Expenses.  General and administrative expenses, excluding depreciation and amortization, were approximately $47.3 million for the six months ended January 31, 2010 compared to $37.0 million for the same period last year, an increase of approximately $10.3 million.  The growth in general and administrative costs was due primarily to: (i) increased advertising costs as we invested in events and media promotions to generate new member activity, (ii) the additional costs associated with the Chairman and Chief Executive Officer’s non-cash compensation package approved by the shareholders in April 2009 and (iii) the costs of legal settlements in both fiscal years.  In the current fiscal year we incurred a legal settlement of $0.8 million.  The beneficial impact on general and administrative expenses due to the change in GBP to USD exchange rate was approximately $0.1 million.

General and administrative depreciation and amortization expenses were $4.3 million and $4.8 million for the six months ended January 31, 2010 and 2009, respectively.

Other Income (Expense).  Total other income was approximately $0.5 million during the six months ended January 31, 2010 compared to $0.4 million for the same period last year, an increase of approximately $0.1 million, or 12.4%. Net interest income (expense) declined $1.0 million due primarily to reductions in interest yield.

Income Taxes.  Our effective income tax rates for the six months ended January 31, 2010 and 2009 were approximately 35.6% and 39.0%, respectively. The decrease was driven primarily by an agreement that we had reached with HRM’s Revenue and Customs during Q2 2010. This agreement permitted us to deduct the interest expense on intercompany debt for UK income tax purposes from fiscal years 2008, 2009 and 2010.

Net Income.  Due to the foregoing factors, we realized net income of approximately $71.0 million for the six months ended January 31, 2010, compared to net income of approximately $64.4 million for the same period last year.

Liquidity and Capital Resources

Our primary source of working capital is cash generated though operations. Potential internal sources of additional working capital are the sale of assets or the issuance of equity through option exercises and shares issued under our 1994 Employee Stock Purchase Plan.  A potential external source of additional working capital is the issuance of debt and equity. However, with respect to the issuance of equity or debt, we cannot predict if these sources will be available in the future and if available, if they can be issued under terms commercially acceptable to us.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, buyers’ fees and reimbursable advances from the proceeds of vehicle sales.  Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars deemed as totaled by the insurance companies.  During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

As of January 31, 2010, we had working capital of approximately $253.5 million, including cash and cash equivalents of approximately $189.3 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by approximately $26.6 million from July 31, 2009 to January 31, 2010.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $38.0 million to $82.8 million during the six months ended January 31, 2010 when compared to the six months ended January 31, 2009, due to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $39.8 million and $57.1 million for the six months ended January 31, 2010 and 2009, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations.  We have no material commitments for future capital expenditures as of January 31, 2010.

Financing Activities

For the three months ended January 31, 2010 and 2009, we generated approximately $6.0 million and $6.8 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our 1994 Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the six months ended January 31, 2010 and 2009.  The total number of shares repurchased under the program as of January 31, 2010 was approximately 14 million, leaving approximately 15 million available for repurchase by us under the repurchase program.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $175 million (reduced from $200 million pursuant to the terms of the Credit Agreement) revolving credit facility (the Credit Facility), including a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures, and all outstanding borrowings are due, on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the U.S. prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries.  The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At January 31, 2010, the debt to EBITDA ratio was less than 1.0:1.0.  As of January 31, 2010, we did not have an outstanding balance under the Credit Facility.

Lease, Purchase and Other Contractual Obligations

During the six months ended January 31, 2010, we entered into two contracts to sponsor certain drivers participating in NASCAR (National Association of Stock Car Auto Racing) and NHRA (National Hot Rod Association) events.  We also entered into a contract with NHRA to be an official sponsor of NHRA.  The total commitment is approximately $7.5 million and will be incurred during our third and fourth quarters of fiscal 2010 and our first and second quarters of fiscal 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of January 31, 2010, all of our total cash and cash equivalents were held in bank deposits and money market funds.  As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.  As of January 31, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the six months ended January 31, 2010, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $3.5 million for the three months ended January 31, 2010. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2010, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $29.9 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.  A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chief Executive Officer (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates. During the quarter ended January 31, 2010, no single customer accounted for more than 10% of our revenues.

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

During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, or Century, Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited, all located within the UK. In fiscal 2010, we completed the acquisition of D Hales Limited which is also located in the UK.  We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets. We have limited experience operating our business outside North America, which presents numerous strategic, operational, and financial risks to us.

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

We have limited experience operating our business outside North America and lack familiarity with local laws, regulations and business practices. We will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century, AG Watson and D Hales have depended on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

Certain acquisitions in the United Kingdom may be reviewed by the Office of Fair Trade (OFT) and/or Competition Commission (UK Regulators).  If an inquiry is made by the UK Regulators, we may be required to demonstrate our acquisitions will not result, or be expected to result, in a substantial lessening of competition in a UK market.  Although we believe that there will not be a substantial lessening of competition in a UK market, based on our analysis of the relevant UK markets, there can be no assurance that the UK Regulators will agree with us if they decide to make an inquiry.  If the UK Regulators determine that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in a UK market, we could be required to divest some portion of our UK assets.  In the event of a divestiture order by the UK Regulators, the assets disposed may be sold for substantially less than their carrying value.  Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.

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

During 2004 in North America and during 2008 in the UK we converted all of our sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represented a significant change in the way we conduct business and currently presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 16% of our common stock as of January 31, 2010. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman, A. Jayson Adair, our Chief Executive Officer, and Vincent W. Mitz, our President, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

The impairment of capitalized development costs could adversely affect our results of operations and financial condition.

We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software.  These costs are amortized over the estimated useful life of the software beginning with its introduction or roll out.  If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be expensed, in part or in full, as an impairment, which may have a material impact on our results of operations and financial condition.

Increased investment in advertising and marketing could adversely impact our operating results.

In fiscal years 2010 and 2011 we may increase our investment in advertising and marketing relative to 2009.  These amounts may be material to our overall general and administrative expenses and we cannot predict what future benefit, if any, will be derived.

New member programs could impact our operating results.

We have or will initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member and the Market Maker program through which registered members can open Copart storefronts with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public may involve material expenditures and we cannot predict what future benefit, if any, will be derived.

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

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our results of operations.

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of January 31, 2010, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $176.7 million.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     RESERVED

ITEM 5                                                        OTHER INFORMATION

(a)                                  The Annual Meeting of Shareholders of the Company was held on December 3, 2009 (the “Meeting”).

(b)                                 The following directors were elected at the Meeting:

Willis J. Johnson
A. Jayson Adair
James E. Meeks
Steven D. Cohan
Daniel J. Englander
Thomas W. Smith
Matt Blunt

(c)                                  The results of the vote on the matters voted upon at the Meeting are:

(i)	Election of Directors	For	Withheld

	Willis J. Johnson	77,471,249	3,161,524
	A. Jayson Adair	77,371,576	3,261,197
	James E. Meeks	70,399,631	10,233,142
	Steven D. Cohan	79,915,707	717,066
	Daniel J. Englander	72,919,798	7,712,975
	Thomas W. Smith	79,842,161	790,612
	Matt Blunt	79,905,329	727,444

(ii)	Ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year ending July 31, 2010:

For	Against	Abstained	Broker non-Vote

80,194,484	393,847	44,442	-0-

The foregoing matters are described in more detail in the Company’s definitive proxy statement dated October 15, 2009 relating to the Meeting.

ITEM 6. EXHIBITS

(a)                                   Exhibits

31.1	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: March 12, 2010