Form 10-Q
period 2010-04-30
COPART INC
filed 2010-06-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2010

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

Number of shares of the Registrant’s Common Stock outstanding as of June 8, 2010: 84,336,352

Copart, Inc.

Index to the Quarterly Report

April 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	April 30, 2010	July 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$264,252	$162,691
Accounts receivable, net	102,093	109,248
Vehicle pooling costs	26,763	28,685
Inventories	4,465	4,667
Income taxes receivable	5,258	5,426
Prepaid expenses and other assets	16,852	5,216
Total current assets	419,683	315,933
Property and equipment, net	563,364	530,886
Intangibles, net	13,688	15,212
Goodwill	173,778	166,327
Deferred income taxes	13,690	7,759
Other assets	17,803	21,915
Total assets	$1,202,006	$1,058,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$102,546	$82,773
Deferred revenue	10,819	13,165
Income taxes payable	5,910	5,269
Deferred income taxes	1,012	1,948
Other current liabilities	389	429
Total current liabilities	120,676	103,584
Deferred income taxes	9,793	10,997
Income taxes payable	23,747	20,266
Other liabilities	1,328	1,726
Total liabilities	155,544	136,573
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value - 180,000 shares authorized; 84,333 and 83,939 shares issued and outstanding at April 30, 2010 and July 31, 2009, respectively	355,937	334,440
Accumulated other comprehensive loss	(35,820)	(27,082)
Retained earnings	726,345	614,101
Total shareholders’ equity	1,046,462	921,459
Total liabilities and shareholders’ equity	$1,202,006	$1,058,032

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
Net sales and revenue:
Service revenues	$180,511	$165,002	$483,743	$464,012
Vehicle sales	39,838	32,324	98,668	94,738
Total service revenues and vehicle sales	220,349	197,326	582,411	558,750

Operating costs and expenses:
Yard operations	88,415	85,061	242,595	245,900
Cost of vehicle sales	31,436	26,798	78,046	80,520
General and administrative	28,372	20,587	79,920	62,394
Total operating costs and expenses	148,223	132,446	400,561	388,814
Operating income	72,126	64,880	181,850	169,936
Other income (expense):
Interest expense	(38)	(66)	(201)	(127)
Interest income	25	546	160	1,596
Other income (expense), net	(529)	536	—	(8)
Total other income (expense)	(542)	1,016	(41)	1,461
Income from continuing operations before income taxes	71,584	65,896	181,809	171,397
Income taxes	27,194	25,384	66,415	66,478
Income from continuing operations	44,390	40,512	115,394	104,919
Discontinued operations:
Income from discontinued operations, net of income tax effects	—	1,557	—	1,557
Net Income	$44,390	$42,069	$115,394	$106,476

Earnings per share-basic
Income from continuing operations	$0.53	$0.48	$1.37	$1.26
Income from discontinued operations	—	0.02	—	0.02
Basic net income per share	$0.53	$0.50	$1.37	$1.28
Weighted average common shares outstanding	84,224	83,631	84,125	83,451

Earnings per share-diluted
Income from continuing operations	$0.52	$0.48	$1.36	$1.23
Income from discontinued operations	—	0.02	—	0.02
Diluted net income per share	$0.52	$0.50	$1.36	$1.25
Weighted average common shares and dilutive potential common shares outstanding	85,148	84,782	85,006	84,953

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net income	$115,394	$106,476
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(2,440)
Depreciation and amortization	32,091	31,296
Allowance for doubtful accounts	432	(339)
Other long-term liabilities	(336)	(1,028)
Share-based compensation	13,300	1,202
Excess tax benefit from share-based compensation	(2,966)	(1,110)
Loss on sale of property and equipment and real estate impairment	2,402	720
Deferred income taxes	(7,298)	(1,615)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,196	1,866
Vehicle pooling costs	1,802	(665)
Inventories	164	438
Prepaid expenses and other current assets	(11,551)	1,000
Other assets	171	(7,743)
Accounts payable and accrued liabilities	17,610	(6,152)
Deferred revenue	(2,348)	(55)
Income taxes receivable	3,747	15,610
Income taxes payable	2,173	17,096
Net cash provided by operating activities	173,983	154,557

Cash flows from investing activities:
Principal payments of notes receivable	—	12,000
Purchases of property and equipment	(59,509)	(69,186)
Proceeds from sale of property and equipment	3,021	5,213
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(21,366)	73
Net cash used in investing activities	(77,854)	(51,900)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,094	1,200
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,087	942
Repurchase of common stock	(3,544)	(6,000)
Excess tax benefit from share-based payment arrangements	2,966	1,110
Change in book overdraft	—	(17,502)
Net cash provided by (used in) financing activities	4,603	(20,250)

Effect of exchange rate changes on cash	829	(2,398)
Net increase in cash and cash equivalents	101,561	80,009

Cash and cash equivalents at beginning of period	162,691	38,954
Cash and cash equivalents at end of period	$264,252	$118,963

Supplemental disclosure of cash flow information:
Interest paid	$201	$126
Income taxes paid	$67,646	$49,183

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

April 30, 2010

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2010, and its consolidated statements of income and cash flows for the three and nine month periods ended April 30, 2010 and April 30, 2009. Interim results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for any future period, nor for the entire year ending July 31, 2010. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740-10-25, Income Taxes, as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement.

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

The services the Company provides to the seller of a vehicle involve disposing of the vehicle on the seller’s behalf and, under most of the Company’s current North American contracts, collecting the proceeds from the buyer. In these instances, the Company is not entitled to any seller fees until the Company has collected the sales proceeds from the buyer for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection, net of rebates and allowances.

In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, the Company has determined that it is not able to separate, in most cases, the services into separate units of accounting because the Company does not have fair value for undelivered items. As a result, the Company does not recognize those seller fees until the final seller service has been delivered, which occurs upon collection of the sales proceeds from the buyer for the seller.

Vehicle sales, when the Company purchases and remarkets vehicles on its own behalf, are recognized in accordance with FASB ASC 605-25 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legally binding contract is formed with the buyer, and the Company records the vehicle sales price, net of sales allowances, as revenue.

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

As of April 30, 2010, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$150,151	$—	$—	$—	$150,151
Money market funds	114,101	—	—	—	114,101
Total	$264,252	$—	$—	$—	$264,252

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

NOTE 4 — Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	84,224	83,631	84,125	83,451

Effect of dilutive securities - stock options	924	1,151	881	1,502

Diluted weighted average shares outstanding	85,148	84,782	85,006	84,953

Excluded from the dilutive earnings per share calculation were 6,055,784 and 5,415,077 stock options for the three months ended April 30, 2010 and April 30, 2009, respectively and 5,839,887 and 1,225,000 stock options for the nine months ended April 30, 2010 and April 30, 2009, respectively, because their effect would have been anti-dilutive.

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

NOTE 6 — Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2010	July 31, 2009
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	21,828	20,963
Software	630	712
Licenses and databases	1,309	1,322
Accumulated amortization	(20,776)	(18,482)
Net intangibles	$13,688	$15,212

Aggregate amortization expense on amortizable intangible assets was $1.0 million and $0.9 million for the three months ended April 30, 2010 and 2009, respectively and $3.0 million for the nine months ended April 30, 2010 and 2009.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2009	$166,327
Goodwill recorded during the period	12,026
Effect of foreign currency exchange rates	(4,575)
Balance as of April 30, 2010	$173,778

NOTE 7 — Share-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by FASB ASC 718.  Under this method, share-based compensation expense for the three- and nine-month periods ended April 30, 2010 and April 30, 2009 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested, as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB ASC 718 Accounting for Stock-Based Compensation, net of estimated forfeitures. Share-based compensation expense for all stock-based compensation awards granted subsequent to August 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718. For options issued subsequent to August 1, 2005, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For options issued prior to August 1, 2005, the Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following is a summary of option activity for the Company’s stock options during fiscal 2010:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000’s)			(in 000’s)
Outstanding at July 31, 2009	8,005	$26.97
Grants of options	948	$33.47
Exercises	(505)	$15.50
Forfeitures or expirations	(25)	$26.33

Outstanding at April 30, 2010	8,423	$28.40	7.50	$62,493

Exercisable at April 30, 2010	3,477	$24.08	5.64	$40,823

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 7,963,054 options that were in-the-money at April 30, 2010.

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

On February 12, 2010 Mr. Willis J. Johnson resigned as Chief Executive Officer.  He will continue to serve as Chairman of the Board and will remain an executive officer of the Company.  In addition, Mr. A. Jayson Adair, previously Copart’s President was appointed Copart’s Chief Executive Officer and, Mr. Vincent W. Mitz, previously Copart’s Executive Vice President was appointed as Copart’s new President.

NOTE 8 — Common Stock Repurchases

In October 2007, the Company’s Board of Directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.  The Company did not repurchase any shares during the nine months ended April 30, 2010 or April 30, 2009.  The total number of shares repurchased under the program as of April 30, 2010 was approximately 14 million, leaving approximately 15 million available for repurchase by the Company under the repurchase program.

In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Adair exercised stock options through cashless exercises.  A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements.  The company remitted approximately $13.3 million to the proper taxing authorities in satisfaction of the employee’s minimum statutory withholding requirements.  The exercises are summarized in the following table:

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

NOTE 10 — Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net income, as reported	$44,390	$42,069	$115,394	$106,476
Other comprehensive loss:
Foreign currency translation adjustments, net of tax effects	(5,881)	3,354	(8,738)	(42,214)
Total other comprehensive income	$38,509	$45,423	$106,656	$64,262

NOTE 11 — Recent Accounting Pronouncements

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

NOTE 13 — Income Taxes

The Company adopted the provisions of FASB ASC 740-10-25, Income Taxes, as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As of April 30, 2010, the total gross unrecognized tax benefits increased from July 31, 2009 by approximately $3.5 million to $23.7 million, including interest and penalty.

As of April 30, 2010, the gross amounts of the Company’s liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of April 30, 2010 was approximately $1.1 million.

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

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart Europe, because it plans to permanently reinvest the earnings of its foreign operations as of April 30, 2010. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

NOTE 14 — Credit Facility

On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility).  Currently available under the Credit Agreement is $150 million, subject to  a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company’s option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the U.S. prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At April 30, 2010, the debt to EBITDA ratio was less than 1.0:1.0.  As of April 30, 2010 and July 31, 2009, the Company did not have an outstanding balance under the Credit Facility.

NOTE 15 — Acquisitions

In January 2010, the Company completed the purchase of the assets and business of D Hales Limited (“D Hales”) which operated five locations in the United Kingdom. This acquisition was undertaken because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with FASB ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for D Hales reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations. In accordance with FASB ASC 805, D Hales’ assets acquired and liabilities assumed have been recorded at their estimated fair values. The Company has not finalized the valuations of purchased assets, however the Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company’s consolidated results of operations and financial position.

NOTE 16 — Reclassifications

The Company made certain reclassifications to conform to current year presentation.  The Company reclassified $66,000 and $127,000 of interest expense for the three and nine months ended April 30, 2009, respectively, from Interest income, net.

NOTE 17 — Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—“Risk Factors” of this Quarterly Report on Form 10-Q and those discussed elsewhere in this Quarterly Report on Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Acquisitions and New Operations

We have experienced growth as we have established or acquired eleven new facilities since the beginning of fiscal 2009.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through April 30, 2010:

Salvage Locations	Acquisition or Greenfield		Date	Geographic Service Area
Louisville, Kentucky	Greenfield		September 2008	Western Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts
Bristol	Acquisition		January 2010	United Kingdom
Bedford	Acquisition		January 2010	United Kingdom
Colchester	Acquisition		January 2010	United Kingdom
Gainsborough	Acquisition	**	January 2010	United Kingdom
Luton	Acquisition		January 2010	United Kingdom
Scranton	Greenfield		February 2010	Pennsylvania

*             Former Motors Auction Group facility

**      Closed during third quarter of fiscal year 2010

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts we acquired as a result of our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account.  It is our intention, where possible, to continue the process of migrating these contracts to the agency model in future periods.  Changes in the amount of revenue derived in a period from principal based transactions relative to total revenue will impact revenue growth and margin percentages.

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

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements in accordance with FASB ASC 605, Revenue Recognition, which addresses accounting for multiple-element arrangements and revenue recognition for units of accounting.

The services we provide to the seller of a vehicle involve disposing of the vehicle on the seller’s behalf and, under most of our current North American contracts, collecting the proceeds from the buyer. In these instances, we are not entitled to any seller fees until we have collected the sales proceeds from the buyer for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection, net of rebates and allowances.

Vehicle sales, where we purchase and remarket vehicles on our own behalf, are recognized in accordance with FASB ASC 605 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and we record the gross sales price as revenue.

In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, we determined that, in most cases, we are not able to separate the services into separate units of accounting because we do not have fair value for undelivered items. As a result, we do not recognize those seller fees until the final seller service has been delivered, which generally occurs upon collection of the sales proceeds from the buyer for the seller.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or buyers and the inability of our sellers or buyers to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or buyers were to deteriorate, additional allowances may be required.  The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage).  We note that a one percentage-point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $0.1 million for the three months ended April 30, 2010.

Valuation of Goodwill

We evaluate the impairment of goodwill of our North American and UK operating segments annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with FASB ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and the UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate.  We then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of April 30, 2010, we had approximately $0.3 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

Historically, our provision for income taxes have been sufficiently provided to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by the following factors, including (i) the geographical allocation of our future earnings, (ii) changes in tax laws or our interpretation of tax laws, (iii) the changes in governing regulations and accounting principles, (iv) the changes in the valuation of our deferred tax assets and liabilities and (v) the outcome of the income tax examinations. As a result, we routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision.

Based on our results for the nine months ended April 30, 2010, a one percentage-point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $1.8 million.

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

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest settlement of any particular position, could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including Her Majesty’s Revenue and Customs in the UK, the Internal Revenue Service and U.S. state tax agencies. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are generally subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim.  In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure.  Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue.  Our estimates have not materially fluctuated from actual results.   While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $6.4 million as of April 30, 2010. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $0.8 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by approximately $100,000 and our accrual for workers’ compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $20,000.

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

Results of Operations

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$180,511	82%	$165,002	84%
Vehicle sales	39,838	18%	32,324	16%
	$220,349	100%	$197,326	100%

Service Revenues.  Service revenues were approximately $180.5 million during the three months ended April 30, 2010 compared to $165.0 million for the same period last year, an increase of $15.5 million or 9.4%. The increase in service revenue was due primarily to an increase in the average revenue per car sold.  The increase in the revenue per car sold was driven by increased auction prices as  over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle at the auction. We believe the increase in the average selling price was primarily due to: (i) an increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user.  We do not, however, have sufficient information to determine the movement of these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing and used car pricing had on the selling price of vehicles. The average USD to GBP exchange rate was 1.53 dollars to the pound and 1.44 dollars to the pound for the three months ended April 30, 2010 and 2009, respectively, and resulted in an increase in service revenue of $0.9 million. Unit volume was relatively flat.

Vehicle Sales.  Vehicle sales revenues were approximately $39.8 million during the three months ended April 30, 2010 compared to $32.3 million for the same period last year, an increase of $7.5 million, or 23.2%. The increase in vehicle sales revenue was due to (i) an increase in the average selling price of vehicles and (ii) the positive impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange which increased revenue by $11.1 million and $2.1 million, respectively.. The increase in the average selling price per unit resulted in an increase in revenue of $11.1 million and was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling (ii) the general increase in used car pricing which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user and (iii) the continuing beneficial impact of VB2, our internet selling platform which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide.   We do not, however, have sufficient information to determine the movement in these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing, used car pricing and the impact of VB2 had on the selling price of vehicles.  Volume declined primarily due to the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $8.9 million.

Yard Operation Expenses.  Yard operation expenses, excluding depreciation and amortization, were approximately $79.6 million during the three months ended April 30, 2010 compared to $77.0 million for the same period last year, an increase of approximately $2.6 million, or 3.4%. Included in the yard operations expense for the current quarter is the impairment of certain real estate in the UK totaling $1.6 million.  Other increases were driven by the opening or acquisition of 7 new yards in the last twelve months and the negative impact of the change in GBP to USD exchange rate of $0.7 million.

Operation depreciation and amortization expenses were $8.8 million and $8.1 million for the three months ended April 30, 2010 and 2009, respectively.

Cost of Vehicle Sales.  The cost of vehicle sales were approximately $31.4 million during the three months ended April 30, 2010 compared to $26.8 million for the same period last year, an increase of approximately $4.6 million, or 17.3%. The growth was primarily due to an increase in the average cost per vehicle sold and the negative impact due to the change in the GBP to USD, which totaled $7.4 and $1.6 million, respectively.  Unit volume declined due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis and reduced cost of vehicles sold by $4.3 million.

General and Administrative Expenses.  General and administrative expenses, excluding depreciation and amortization, were approximately $26.3 million for the three months ended April 30, 2010 compared to $18.5 million for the same period last year, an increase of approximately $7.9 million, or 42.6%.  The growth in general and administrative costs was primarily due to: (i) increased advertising costs as we invested in events and media promotions to generate new member activity and (ii) the additional costs associated with the Chairman and Chief Executive Officer’s non-cash compensation package approved by the shareholders in April 2009.

General and administrative depreciation and amortization expenses were $2.0 million and $2.1 million for the three months ended April 30, 2010 and 2009, respectively.

Other Income (Expense).  Total other expense was approximately $0.5 million during the three months ended April 30, 2010 compared to income of $1.0 million for the same period last year, a change of approximately $1.5 million. Included in other expense was a loss from the sale of an airplane of $0.8 million.  Net interest income (expense) declined $0.5 million due primarily to reductions in interest yield.

Income Taxes.  Our effective income tax rates for the three months ended April 30, 2010 and 2009 were approximately 38.0% and 38.5%, respectively. The decrease was driven primarily by the geographical mix of earnings including better results in the UK whose statutory income tax rate is lower than that of the U.S.

Net Income.  Due to the foregoing factors, we realized net income of approximately $44.4 million for the three months ended April 30, 2010, compared to net income of approximately $42.1 million for the same period last year.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

Revenues.  The following sets forth revenue by class of revenue (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$483,743	83%	$464,012	83%
Vehicle sales	98,668	17%	94,738	17%
	$582,411	100%	$558,750	100%

Service Revenues.  Service revenues were approximately $483.7 million during the nine months ended April 30, 2010 compared to $464.0 million for the same period last year, an increase of $19.7 million or 4.3%. The increase in service revenue was due to (i) an increase in the volume of units sold, (ii) an increase in average revenue per unit and (iii) a beneficial impact of the change in the dollar to pound exchange rate which increased service revenues by $2.0 million, $16.9 million and $0.8 million, respectively.  The increase in volume was due primarily to the migration of certain contracts in the U.K. from the principal model to the agency model offset by volume decreases in North America.  The increase in the average selling price per unit resulted in an increase in revenue per car sold and was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling (ii) the general increase in used car pricing which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user and (iii) the continuing beneficial impact of VB2, our internet selling platform which we introduced to the UK in 2008 and which expands our buyer base by opening vehicles sales to buyers worldwide.   We do not, however, have sufficient information to determine the movement in these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing, used car pricing and the impact of VB2 had on the selling price of vehicles.

Vehicle Sales.  Vehicle sales revenues were approximately $98.7 million during the nine months ended April, 2010 compared to $94.7 million for the same period last year, an increase of $3.9 million, or 4.1%. The increase in vehicle sales revenue was due to (i) an increase in the average selling price per unit and (ii) the positive impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate and was offset by (iii) the reduced unit volume processed.  The increase in the average sales price per car sold which resulted in an increase of revenue of $19.1 million was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user and (iii) the continuing beneficial impact of VB2, our internet selling platform which we introduced to the UK in 2008 and which expands our buyer base by opening vehicles sales to buyers worldwide.   We do not, however, have sufficient information to determine the movement in these influences in the UK market nor can we determine which vehicles are sold to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing, used car pricing and the impact of VB2 had on the selling price of vehicles.   The beneficial impact of the average USD to GBP exchange rate lead to an increase in vehicle sales revenue of $1.5 million.  Volume declined due primarily to the migration of certain contracts in the UK from the principal model to an agency model and resulted in a reduction in revenue of $16.6 million.

Yard Operation Expenses.  Yard operation expenses, excluding depreciation and amortization, were approximately $216.8 million during the nine months ended April 30, 2010 compared to $221.5 million for the same period last year, a decline of approximately $4.7 million, or 2.1%. The decline was driven primarily by operational efficiencies and by reductions in subhauling costs relative to the first two quarters of fiscal 2009 when the cost of diesel fuel peaked.

Operation depreciation and amortization expenses were $25.8 million and $24.4 million for the nine months ended April 30, 2010 and 2009, respectively.

Cost of Vehicle Sales.  The cost of vehicle sales were approximately $78.0 million during the nine months ended April 30, 2010 compared to $80.5 million for the same period last year, a decline of approximately $2.5 million, or 3.1%. Unit volume decline lead to a reduction of $13.4 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was up and represented a $9.7 million increase relative to last year.  The negative impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.2 million.

General and Administrative Expenses.  General and administrative expenses, excluding depreciation and amortization, were approximately $73.6 million for the nine months ended April 30, 2010 compared to $55.5 million for the same period last year, an increase of approximately $18.1 million, or 32.6%.  The growth in general and administrative costs was due primarily to: (i) increased advertising costs as we invested in events and media promotions to generate new member activity (ii) the additional costs associated with the Chairman and Chief Executive Officer’s non-cash compensation package approved by the shareholders in April 2009 and (iii) increased headcount associated with software development.  These changes increased general and administrative expenses by $6.4 million, $6.1 million, and $2.4 million, respectively.

General and administrative depreciation and amortization expenses were $6.3 million and $6.9 million for the nine months ended April 30, 2010 and 2009, respectively.

Other Income (Expense).  Total other expense was less than $0.1 million during the nine months ended April 30, 2010 compared to income of $1.5 million for the same period last year, a change of approximately $1.5 million. Included in other expense was the loss on the sale of an airplane of $0.8 million.  Net interest income (expense) declined $1.5 million due primarily to reductions in interest yield.

Income Taxes.  Our effective income tax rates for the nine months ended April 30, 2010 and 2009 were approximately 36.5% and 38.8%, respectively. The decrease was driven primarily by an agreement that we had reached with Her Royal Majesty’s Revenue and Customs during Q2 of fiscal 2010. This agreement permitted us to deduct the interest expense on intercompany debt for UK income tax purposes from fiscal years 2008, 2009 and 2010.

Net Income.  Due to the foregoing factors, we realized net income of approximately $115.4 million for the nine months ended April 30, 2010, compared to net income of approximately $106.5 million for the same period last year.

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

Because our primary source of working capital is net income, factors affecting net income are the principal factors affecting the generation of working capital.  Those primary factors: (i) seasonality, (ii) market wins and losses, (iii) supplier mix, (iv) accident frequency, (v) salvage frequency, (vi) change in market share of our existing suppliers, (vii) commodity pricing, (viii) used car pricing, (ix) foreign currency exchanges rates, (x) product mix, and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.

As of April 30, 2010, we had working capital of approximately $299.0 million, including cash and cash equivalents of approximately $264.3 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by approximately $101.6 million from July 31, 2009 to April 30, 2010.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $19.4 million to $174.0 million during the nine months ended April 30, 2010 when compared to the nine months ended April 30, 2009, due to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were approximately $59.5 million and $69.2 million for the nine months ended April 30, 2010 and 2009, respectively. Our capital expenditures are related primarily to opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations.  We have no material commitments for future capital expenditures as of April 30, 2010.

Financing Activities

For the nine months ended April 30, 2010 and 2009, we generated approximately $8.1 million and $3.3 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our 1994 Employee Stock Purchase Plan.  In addition, we repurchased shares for approximately $3.5 million and $6.0 million during the nine months ended April 30, 2010 and 2009, respectively, in connection with net settled option exercises.  These shares were treated as a repurchase of shares for accounting purposes, but do not count against our stock repurchase program approved by the Board of Directors.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares.  The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.  We did not repurchase any shares during the nine months ended April 30, 2010 and 2009.  The total number of shares repurchased under the program as of April 30, 2010 was approximately 14 million, leaving approximately 15 million available for repurchase by us under the repurchase program.

Credit Facility

On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility).  Currently available under the Credit Agreement is $150 million, subject to, a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit.  Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes.  The Credit Facility matures, and all outstanding borrowings are due, on the fifth anniversary of the Credit Agreement, with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement.  Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the maturity date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the U.S. prime rate.  A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.  The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility.  The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock.  In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries.  The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company’s debt to EBITDA ratio exceeds 1.0:1.0.  At April 30, 2010, the debt to EBITDA ratio was less than 1.0:1.0.  As of April 30, 2010, we did not have an outstanding balance under the Credit Facility.

Lease, Purchase and Other Contractual Obligations

During the nine months ended April 30, 2010, we entered into two contracts to sponsor certain drivers participating in NASCAR (National Association of Stock Car Auto Racing) and NHRA (National Hot Rod Association) events.  We also entered into two separate contracts with NHRA to be an official sponsor of NHRA and to participate in race day advertising.  The total commitment is approximately $8.0 million and will be expensed in the period when the sponsored events occur.  During the third quarter of fiscal 2010, $2.2 million was incurred and expensed and the remainder will be incurred and expensed during the fourth quarter of fiscal 2010 and the first and second quarters of fiscal 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of April 30, 2010, all of our total cash and cash equivalents were held in bank deposits and money market funds.  As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.  As of April 30, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the nine months ended April 30, 2010, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $5.3 million for the three months ended April 30, 2010. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At April 30, 2010, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $35.8 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.  A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chief Executive Officer (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Historically, a limited number of vehicle sellers have accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a substantial vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates. During the quarter ended April 30, 2010, no single customer accounted for more than 10% of our revenues.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 16% of our common stock as of April 30, 2010. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

In fiscal year 2010 we have increased and in fiscal year 2011 we may increase our investment in advertising and marketing relative to 2009.  These amounts may be material to our overall general and administrative expenses and we cannot predict what future benefit, if any, will be derived.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as “abnormal” under FASB ASC 330, Inventory, were recognized during the year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of April 30, 2010, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $173.8 million.

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

Increases in unemployment may lead to an increase in the number of uninsured motorists.  Uninsured motorists are responsible for disposition of their vehicle if involved in an accident.  Disposition generally is either the repair or disposal of the vehicle.  In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than us.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     REMOVED AND RESERVED

ITEM 5                                                        OTHER INFORMATION

None.

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

Date: June 9, 2010