Form 10-K
period 2010-07-31
COPART INC
filed 2010-09-23
CIK 900075

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2867490 (I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California (Address of principal executive offices)	94534 (Zip code)

Registrant's telephone number, including area code:
(707) 639-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value (Including associated Preferred Stock Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

         The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,837,917,860 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         At September 22, 2010, registrant had 84,367,430 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from the registrant's definitive proxy statement for its 2010 Annual Meeting of Shareholders (Proxy Statement) to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of July 31, 2010. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K for the fiscal year ended July 31, 2010, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward- looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Item 1A Business under the caption entitled "Risk Factors" in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Copart," the "Company," "we," "us," or "our" refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. We do not undertake to update any forward- looking statement that may be made from time to time by or on behalf of the Company.

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

        In the US and Canada (North America), we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the UK, we operate both on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account, and as an agent.

        During fiscal 2004 and fiscal 2008, we converted all of our North American and UK sales, respectively, to VB2. VB2 opens our sales process to registered buyers (whom we refer to as members) anywhere in the world who have Internet access. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a registered member to enter bids either at a bidding station at the storage facility or over the Internet during the preview. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Members enter the maximum price they are willing to pay for a vehicle and VB2's BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

        We believe the implementation of VB2 has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2010, sales of North American vehicles, on a unit basis, to members registered outside the state where the vehicle is located accounted for 50.2% of total vehicles sold; 27.5% of vehicles were sold to out of state members and 22.7% were sold to out of country members, based on registration. For fiscal 2010, sales of UK vehicles, on a unit basis, to members registered outside the country where the vehicle is located accounted for 17.7% of total vehicles sold.

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

  •
  applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with members and sellers, vehicle imaging, and an online used vehicle parts locator service; and

  •
  providing the venue for insurance customers through our Virtual Insured Exchange (VIX) product to contingently sell a vehicle through the auction process to establish its true value, allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

        Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal year 2010, which ended July 31, 2010, our revenues were approximately $772.9 million and our operating income was approximately $239.1 million.

        On June 14, 2007, we entered the UK salvage market through the acquisition of Universal Salvage Plc (Universal). In fiscal 2008, we made the following additional acquisitions: Century Salvage Sales Limited (Century) on August 1, 2007; AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson) on February 29, 2008; Simpson Bros. (York) Holdings Limited (Simpson) on April 4, 2008. In fiscal 2010, we acquired D Hales Limited (D Hales) on January 22, 2010. Universal, Century, AG Watson and D Hales were all leading providers of vehicle auctions and services to the motor insurance and automotive industries. Simpson was primarily an auto dismantler and was acquired primarily for its real estate holdings.

        In fiscal 2008, we initiated two new programs using VB2, (i) Copart Dealer Services (CDS), by which we sell dealer-trade-ins and (ii) CopartDirect, whereby we sell cars on behalf of the general public. Our goal through these two programs is to expand VB2's application beyond traditional salvage in order to expand our customer base. CDS targets franchise and independent dealerships while CopartDirect targets the general public.

        In fiscal 2009, we opened our website to the public, initiated our Registered Broker program by which the public can purchase vehicles through a member, and initiated our Market Maker program by which members can open Copart storefronts with Internet kiosks that enable the general public to browse and view our inventory and purchase vehicles from us through the Market Maker.

        In fiscal 2010, we initiated two additional programs using VB2: (i) 2nd chance bidding, which allows the second highest bidder of a vehicle the opportunity to purchase the vehicle for the seller's current minimum bid after the high bidder declines and (ii) Night Cap Sales, which provides sellers an additional opportunity to have members bid on their vehicles, increasing exposure and minimizing cycle time.

        In North America, we opened one new facility located in Scranton, Pennsylvania. As of July 31, 2010, we had 134 facilities in the US, 2 facilities in Canada and 16 facilities in the UK.

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

  •
  national coverage;

  •
  the ability to respond to natural disasters;

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

        Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold either at a live auction or, in our case, on VB2 typically within 7 days. Proceeds are then collected from the member, seller fees are subtracted and the remainder is remitted to the seller.

Operating and Growth Strategy

        Our growth strategy is to increase our revenues and profitability by, among other things, (i) acquiring and developing new facilities in key markets including foreign markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our online auctions and vehicle remarketing service offerings to sellers and members, and (iv) expanding the application of VB2 into new markets and to new sellers within the vehicle market. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities we introduce our (i) pricing structure, (ii) selling processes, (iii) operational procedures, (iv) management information systems, and (v) when appropriate, redeploy existing personnel.

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

        The following table sets forth facilities that we have acquired or opened from August 1, 2007 through July 31, 2010:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Peterlee, England	Acquisition		August 2007	Northern England
Wisbech, England	Acquisition		August 2007	Eastern England
Rochford, England	Acquisition		August 2007	Southeast England
London, Canada	Greenfield		September 2007	Southern Ontario
Windsor, New Jersey	Greenfield		November 2007	Central New Jersey
Walton, Kentucky	Greenfield		January 2008	Northern Kentucky
Birmingham, Alabama	Greenfield		February 2008	Central Alabama
Inverkeithing, Scotland	Acquisition		March 2008	Central Scotland
Whitburn, Scotland	Acquisition		March 2008	Central Scotland
Featherstone, England	Acquisition	*	March 2008	Northeast England
Doncaster, England	Acquisition	*	March 2008	Northeast England
Minneapolis, Minnesota	Greenfield		March 2008	Central Minnesota and Wisconsin
Sikeston, Missouri	Acquisition		March 2008	Southeast Missouri
York, England	Acquisition		April 2008	Northern England
Prairie Grove, Arkansas	Greenfield		July 2008	Northwest Arkansas
Louisville, Kentucky	Greenfield		September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	**	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts
Bristol, England	Acquisition		January 2010	United Kingdom
Bedford, England	Acquisition		January 2010	United Kingdom
Colchester, England	Acquisition		January 2010	United Kingdom
Gainsborough, England	Acquisition	***	January 2010	United Kingdom
Luton, England	Acquisition		January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield		February 2010	Pennsylvania

*
Closed in fiscal 2008

**
Former Motors Auction Group (MAG) facility

***
Closed in fiscal 2010

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

  Expand Our Service Offerings to Sellers and Members

        Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the Internet, national coverage, the ability to respond on a national scale and, for our members, the implementation of VB2 real-time bidding at all of our facilities, permitting members at any location worldwide to participate in the sales at all of our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

        We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry.

  National Coverage and Ability to Respond on a National Scale

        Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 152 facilities located in the United States, Canada and the UK as of July 31, 2010. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

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

  •
  online payment capabilities via our ePay product and credit cards;

  •
  e-mail notifications to potential buyers of vehicles that match desired characteristics;

  •
  sophisticated vehicle processing at storage sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle's title and other significant documents such as body shop invoices, all of which are available from us over the Internet;

  •
  CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their purchases;

  •
  specialty sales, which allow buyers the opportunity to focus on select types of vehicles: i.e. motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

  •
  Interactive Online Counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

  •
  2nd chance bidding which allow the second highest bidder the opportunity to purchase the vehicle for the seller's current minimum bid; and

  •
  Night Cap sales which include vehicles that did not achieve their minimum bid during the virtual sale, counter bidding, or 2nd chance bidding.

  Proven Ability to Acquire and Integrate Acquisitions

        We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 78 facilities in North America and the UK. As part of our acquisition and integration strategy, we seek to:

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

  Vehicle Inspection Stations

        We offer some of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our facilities. We have over 60 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

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

  Member Network

        We maintain a database of thousands of members in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer, export industries, and the general public as we sell directly to the general public at certain locations. Our database includes each member's vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the world of vehicles available for bidding that match their vehicle preferences. Listings of vehicles to be sold on a particular day and location are also made available on the Internet.

  Sales Process

        We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB2. VB2 opens our sales process to registered members anywhere in the world who have Internet access. The VB2 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Members enter the maximum price they are willing to pay for a vehicle and VB2's BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

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

  Copart Dealer Services

        We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have engaged agents in North America that target these dealers and work with them throughout the sales process.

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

  U-Pull-It

        In the UK, we have two facilities from which the public can purchase parts from salvaged and end-of-life vehicles. In general, the buyer is responsible for detaching the parts from the vehicle and any associated hauling or transportation of the parts after detachment. After the valuable parts have been removed by the buyer, the remaining parts and car body are sold for their scrap value.

Sales

        We process vehicles from hundreds of different vehicle sellers. No customer accounted for more than 10% of our total revenues during fiscal years 2010, 2009 or 2008. Of the total number of vehicles processed during fiscal years 2010, 2009 and 2008, we obtained approximately 80%, 83% and 83%, respectively, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days notice.

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

        Please see Note 14 "Segments and Other Geographical Information" in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

        We maintain a database of thousands of registered members in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer and export industries. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member and gain admission to one of our sales, prospective members must first pay an initial registration fee and an annual fee, provide requested personal and business information, and have, in most states, a vehicle dismantler's, dealer's, resale, repair or export license. In certain venues we may sell to the general public. Registration entitles a member to transact business at any of our sales subject to local licensing and permitting requirements. However, non-registered buyers may transact business at any of our sales via a registered broker who meets the local licensing and permitting requirements. A member may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to members on the Internet and via e-mail notifications, sales notices, telemarketing, and participation in trade show events.

Competition

        We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in North America include KAR Holdings, Inc. (formerly Adesa, Inc. and Insurance Auto Auctions, Inc.), Auction Broadcasting Company, and Manheim Auctions. The largest national dismantler is LKQ Corporation (LKQ). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In the UK, our principal competitors are privately held independent remarketers.

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

Employees

        As of July 31, 2010, we had 2,834 full-time employees, of whom approximately 643 were engaged in general and administrative functions and approximately 2,191 were engaged in yard operations. As of July 31, 2010, we had 2,316 and 518 employees located in North America and the UK, respectively. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

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

        In connection with the acquisition of the Dallas, Texas facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. Our environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, we requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified us that they did not concur with our consultant's conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to our proposal for surface water sampling. In March 2008, our environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling was performed in November 2008. In December 2008, a report was submitted to the TCEQ indicating that lead levels were below Texas surface water quality standards. In May of 2009, the TCEQ approved the Surface Water Sampling Report, as well as the Concrete Cap Inspection Report submitted in December 2008. We have made the necessary repairs to the concrete cap and provided a survey map of the cap. Annual inspections of the cap are required to ensure its maintenance. There is no assurance that we may not incur future liabilities if the stabilization process proves ineffective, or if future testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards.

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

        On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual's complaint sought reformation of an insurance contract and specific performance in relation to a policy issued to us with a $50,000 self- insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual sought to reform the contract and charge us for a $2 million self-insured retention which it claimed was the original intent. Pursuant to a settlement agreement between the parties, the case was dismissed in January 2010.

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

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making an investment decision. Our business could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, materialized. The trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes and schedules, and other filings with the SEC.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

        Although no single customer accounted for more than 10% of our revenue during the fiscal year ended July 31, 2010, historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our acquisitions in the UK expose us to risks arising from the acquisitions and risks associated with operating in markets outside North America. We may acquire additional companies in the UK or other countries or seek to establish new yards or facilities to complement the acquired companies' operations. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our financial position, results of operations or cash flows.

        During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, (Century), Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited (AG Watson), all located within the UK. In fiscal 2010, we completed the acquisition of D Hales Limited (D Hales) which is also located in the UK. We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets.

        Our acquisitions in the UK and continued expansion of our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. For example, in the second quarter of fiscal 2008, we experienced losses associated with credit card fraud in the UK. In addition, our operating expenses were adversely affected in the second quarter of fiscal 2008 by incremental integration expenses. We have and may continue to incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we have deployed VB2 technologies at all of our operations in the UK and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

        As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century, AG Watson and D Hales have depended on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

  •
  tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets; and

  •
  exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates.

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

In the UK, a significant portion of our business is conducted on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle to buyers. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages and exposes us to additional inventory risks.

        The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions during such periods. In particular, the UK acquisitions, because of their size and, because the UK operates primarily on the principal model versus the agency model employed in North America, will have a significant impact on the comparability of revenues, margins and margin percentages in future periods. Continued operations on a principal basis will have a negative impact on our future consolidated gross margin percentages, and exposes us to inventory risks including losses from theft, damage, and obsolescence.

Our strategic shift from live sales to an entirely Internet-based sales model presents risks, including substantial technology risks.

        During 2004 in North America and during 2008 in the UK we converted all of our sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represented a significant change in the way we conduct business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

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

  •
  the availability of salvage vehicles;

  •
  variations in vehicle accident rates;

  •
  member participation in the Internet bidding process;

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

        Litigation based on allegations of infringement or other violations of intellectual property rights are common among companies who rely heavily on intellectual property rights. Our reliance on intellectual property rights has increased significantly in recent years as we have implemented our VB2 auction-style sales technologies across our business and ceased conducting live auctions. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Litigation and any other intellectual property claims, whether with or without merit, can be time-consuming, expensive to litigate and settle, and can divert management resources and attention from our core business. An adverse determination in current or future litigation could prevent us from offering our products and services in the manner currently conducted. We may also have to pay damages or seek a license for the technology, which may not be available on reasonable terms and which may significantly increase our operating expenses, if it is available for us to license at all. We could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

        In addition to using independent subhaulers, in the UK, we utilize a fleet of company trucks to pick up and deliver vehicles from our UK storage facilities. In connection therewith, we are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

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

        Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 15% of our common stock as of July 31, 2010. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

        Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman; A. Jayson Adair, our Chief Executive Officer; and Vincent W. Mitz, our President, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our cash investments are subject to numerous risks.

        We may invest our excess cash in securities or money market funds backed by securities, which may include US treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risk factors may result in a loss or an impairment to our invested cash and may have a material affect on our consolidated financial statements.

The impairment of capitalized development costs could adversely affect our consolidated results of operations and financial condition.

        We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll out. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be expensed, in part or in full, as an impairment, which may have a material impact on our consolidated results of operations and financial condition.

Increased investment in advertising and marketing could adversely impact our operating results.

        In fiscal year 2010, we increased and in fiscal year 2011, we may increase our spending on advertising and marketing relative to 2009. These amounts may be material to our overall general and administrative expenses and we cannot predict what future benefit, if any, will be derived.

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

        Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as "abnormal" under FASB ASC 330, Inventory, were recognized during the year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Volatility in the capital and credit markets may negatively affect our business, operating results, or financial condition.

        The capital and credit markets have experienced extreme volatility and disruption, which has led to an economic downturn in the US and abroad. As a result of the economic downturn, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Adverse credit conditions may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition if the banking system or the financial markets deteriorate or remain volatile our credit facility may be affected.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

        Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of July 31, 2010, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $175.9 million.

        Pursuant to FASB ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that a goodwill impairment is required with respect to our acquisitions in the UK. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the consolidated financial statements.

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

        Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the US dollar and foreign currencies, primarily the British Pound and Canadian Dollar, could adversely affect our financial results.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of office space owned by Copart. We also own or lease an additional 152 operating facilities. In the US, we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we have facilities only in the province of Ontario. In the UK, as of July 31, 2010, we owned or leased 16 operating facilities. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

        On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual's complaint sought reformation of an insurance contract and specific performance in relation to a policy issued to us with a $50,000 self-insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual sought to reform the contract and charge us for a $2 million self-insured retention which it claimed was the original intent. Pursuant to a settlement agreement between the parties, the case was dismissed in January 2010.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

        The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2010, there were 84,363,063 shares outstanding. Our common stock has been quoted on the Nasdaq Global Select Market under the symbol "CPRT" since March 17, 1994. As of July 31, 2010, we had approximately 1,755 shareholders of record. On July 31, 2010, the last reported sale price of our common stock on the Nasdaq Global Select Market was $36.44 per share.

Fiscal Year 2010	High	Low
Fourth Quarter	37.83	33.96
Third Quarter	37.01	32.77
Second Quarter	37.10	31.63
First Quarter	38.47	31.93

Fiscal Year 2009	High	Low
Fourth Quarter	36.00	29.02
Third Quarter	32.78	23.48
Second Quarter	36.57	22.54
First Quarter	46.96	30.21

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

Repurchase of Our Common Stock

        In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2010, we repurchased 121,251 shares of our common stock at a price of $36.76. For the year ended July 31, 2009, we did not repurchase any shares under our stock repurchase program. For the year ended July 31, 2008, we repurchased 6,615,764 shares of our common stock at a weighted average price of $40.70. As of July 31, 2010, the total number of shares repurchased under the program was 13,770,720 and 15,229,280 shares were available for repurchase under our program.

        In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Jay Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Willis J. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted approximately $17.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. In fiscal year 2008 no stock options were exercised through the cashless exercise method. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2009—Q2	600,000	$4.47	96,929	222,817	280,254	$26.93	$6,000
FY 2009—Q4	361,035	$11.12	116,741	109,595	134,699	$34.39	$3,769
FY 2010—Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010—Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890

(1)
Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our repurchase program.

        The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2008
First Quarter	—	—	—	21,966,295	*
Second Quarter	982,655	$41.67	982,655	20,983,640
Third Quarter	2,779,509	$38.77	2,779,509	18,204,131
Fourth Quarter	2,853,600	$42.24	2,853,600	15,350,531
Fiscal 2009
First Quarter	—	—	—	15,350,531
Second Quarter	—	—	—	15,350,531
Third Quarter	—	—	—	15,350,531
Fourth Quarter	—	—	—	15,350,531
Fiscal 2010
First Quarter	—	—	—	15,350,531
Second Quarter	—	—	—	15,350,531
Third Quarter	—	—	—	15,350,531
Fourth Quarter	121,251	$36.76	121,251	15,229,280

*
Includes 20 million share increase in our stock repurchase program authorized by the Board of Directors in October 2007.

Issuances of Unregistered Securities

        There were no issuances of unregistered securities in the quarter ended July 31, 2010.

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

        The following is a line graph comparing the cumulative total return to shareholders of our common stock at July 31, 2010 since July 31, 2005, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	7/05	7/06	7/07	7/08	7/09	7/10
Copart, Inc.	$100.00	$108.91	$115.04	$179.31	$144.36	$148.98
NASDAQ Composite	$100.00	$97.54	$120.58	$107.55	$92.26	$106.16
NASDAQ Industrial	$100.00	$99.18	$122.73	$100.96	$78.83	$94.92
NASDAQ Q-50 (NXTQ)	$100.00	$103.86	$129.89	$103.07	$97.22	$134.84

*
Assumes that $100.00 was invested on July 31, 2005 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated statements of income data for the years ended July 31, 2010, 2009 and 2008 and the consolidated balance data at July 31, 2010 and 2009, are derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of income data for the years ended July 31, 2007 and 2006 and the consolidated balance sheet data at July 31, 2008, 2007 and 2006, are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ending July 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share and other data)
Operating Data
Revenues	$772,879	$743,082	$784,848	$560,680	$528,571
Operating income	239,070	225,325	237,917	203,145	171,562
Income from continuing operations before income taxes	239,495	227,732	249,650	217,421	174,522
Income tax expense	(87,868)	(88,186)	(92,718)	(81,083)	(61,862)
Income from continuing operations	151,627	139,546	156,932	136,338	112,660
Income (loss) from discontinued operations, net of income tax effects	—	1,557	—	—	(15,713)
Net income	151,627	141,103	156,932	136,338	96,947
Basic per share amounts:
Income from continuing operations	$1.80	$1.67	$1.80	$1.50	$1.24
Discontinued operations	—	0.02	—	—	(0.17)

Net income per share	$1.80	$1.69	$1.80	$1.50	$1.07

Weighted average shares	84,165	83,537	87,412	90,651	90,372
Diluted per share amounts:
Income from continuing operations	$1.78	$1.64	$1.75	$1.46	$1.21
Discontinued operations	—	0.02	—	—	(0.17)

Net income per share	$1.78	$1.66	$1.75	$1.46	$1.04

Weighted average shares	85,027	84,930	89,858	93,455	92,925
Balance Sheet Data
Cash, cash equivalents and short-term investments	$268,188	$162,691	$38,954	$210,246	$279,850
Working capital	330,191	212,349	84,501	247,850	328,017
Total assets	1,228,812	1,058,032	956,247	1,014,600	899,240
Total debt	975	1,457	2,240	2,793	—
Shareholders' equity	1,087,234	921,459	798,996	880,866	809,970
Other Data
Number of storage facilities	152	147	143	131	122

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

Overview

        We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States and Canada, or North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, a significant portion of our business is conducted on a principal basis, purchasing salvage vehicles outright from insurance companies and reselling the vehicles for our own account.

        Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment, or fixed fee, program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the UK.

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

        During fiscal 2004 and fiscal 2008, we converted all of our North American and UK sales, respectively, to an Internet-based auction-style model using our VB2 Internet sales technology which employs a two-step bidding process. The first step, called the preliminary bid, allows members to submit bids up to one hour before a real time virtual auction begins. The second step allows members to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

Acquisitions and New Operations

        We have experienced significant growth in facilities as we have acquired fourteen facilities and established twelve new facilities since the beginning of fiscal 2008. All of these acquisitions have been accounted for using the purchase method of accounting.

        As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 152 facilities located in North America and the UK as of July 31, 2010 and are able to provide national coverage for our sellers.

        The following table sets forth facilities that we have acquired or opened from August 1, 2007 through July 31, 2010:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Peterlee, England	Acquisition	August 2007	Northern England
Wisbech, England	Acquisition	August 2007	Eastern England
Rochford, England	Acquisition	August 2007	Southeast England
London, Canada	Greenfield	September 2007	Southern Ontario
Windsor, New Jersey	Greenfield	November 2007	Central New Jersey
Walton, Kentucky	Greenfield	January 2008	Northern Kentucky
Birmingham, Alabama	Greenfield	February 2008	Central Alabama
Inverkeithing, Scotland	Acquisition	March 2008	Central Scotland
Whitburn, Scotland	Acquisition	March 2008	Central Scotland
Featherstone, England	Acquisition	*March 2008	Northeast England
Doncaster, England	Acquisition	*March 2008	Northeast England
Minneapolis, Minnesota	Greenfield	March 2008	Central Minnesota and Wisconsin
Sikeston, Missouri	Acquisition	March 2008	Southeast Missouri
York, England	Acquisition	April 2008	Northern England
Prairie Grove, Arkansas	Greenfield	July 2008	Northwest Arkansas
Louisville, Kentucky	Greenfield	September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	**October 2008	Central Virginia
Montgomery, Alabama	Greenfield	February 2009	Central Alabama
Greer, South Carolina	Greenfield	February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield	June 2009	Central Massachusetts
Bristol, England	Acquisition	January 2010	United Kingdom
Bedford, England	Acquisition	January 2010	United Kingdom
Colchester, England	Acquisition	January 2010	United Kingdom
Gainsborough, England	Acquisition	***January 2010	United Kingdom
Luton, England	Acquisition	January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield	February 2010	Pennsylvania

*
Closed in fiscal 2008

**
Former MAG facility

***
Closed in fiscal 2010

        In January 2010, the Company completed the acquisition of D Hales Limited (D Hales) which operated five locations in the United Kingdom. This acquisition was undertaken because of its strategic fit with our business in the United Kingdom.

        In April 2008, we completed the acquisition of Simpson Bros. (York) Holdings Limited, a UK limited liability company (Simpson), which operated one location in York, England. Simpson's primary business activity was the dismantling of automobiles and the sales of salvaged auto parts. In the same month, we also completed the acquisition of Bob Lowe Salvage Pool, Inc., which operated one location in Sikeston, Missouri. In February 2008, we completed the purchase of the assets and business of AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson), which operated two salvage locations in Scotland and two salvage locations in northern England. In August 2007, we completed the acquisition of Century Salvage Sales Limited (Century), a vehicle salvage disposal company with three facilities located in the UK. The total consideration paid for these acquisitions consisted of approximately $38.2 million in cash, net of cash acquired.

        On June 14, 2007, we acquired all the issued share capital of Universal Salvage plc, (Universal), for £2.00 per share (approximately $3.94 based on currency exchange rates on June 14, 2007). Universal, based in the UK and operating exclusively within the UK, is a service provider to the motor insurance and automotive industries. The aggregate acquisition consideration paid by us totaled approximately £60.7 million (approximately $120.0 million based on currency exchange rates on June 14, 2007) and was funded from our available cash resources. We also assumed outstanding indebtedness of Universal totaling approximately £2.3 million ($4.5 million as of June 14, 2007). The acquisition was our first acquisition outside North America.

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

        In addition to growth through acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle seller agreements, (iii) expanding our service offerings to sellers and members, and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and auction procedures and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Results of Operations

        The following table sets forth for the periods indicated below, certain information derived from our consolidated statements of income presented in absolute dollars and as a percentage of revenues. There can be no assurance that any trend in operating results will continue in the future.

  Fiscal 2010 Compared to Fiscal 2009

  Revenues

        The following sets forth information on revenue by class (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$642,134	83%	$615,352	83%
Vehicle sales	130,745	17%	127,730	17%

	$772,879	100%	$743,082	100%

        Service Revenues.    Service revenues were approximately $642.1 million during fiscal 2010 compared to $615.4 million for fiscal 2009, an increase of $26.8 million, or 4.4%, above fiscal 2009. The increase in service revenue was due primarily to an increase in the average revenue per car sold. The increase in the revenue per car sold was driven by increased selling prices as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle at the auction. We believe the increase in the average selling price was primarily due to: (i) an increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; and (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user. We cannot determine the movement of these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing and used car pricing had on the selling price of vehicles. Unit volume grew by over one percent resulting in an increase in revenue of $7.1 million. The average dollar to pound exchange rate was 1.57 dollars to the pound and 1.59 dollars to the pound for fiscal 2010 and fiscal 2009, respectively, and led to a reduction in service revenue of $0.2 million.

        Vehicle Sales.    We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were approximately $130.7 million during fiscal 2010 compared to $127.7 million for fiscal 2009, an increase of $3.0 million, or 2.4%, above fiscal 2009. The increase in vehicle sales revenue was due to the rise in the average selling price of vehicles which resulted in increased revenue of $30.0 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling, (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user; and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing and used car pricing, nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume reflects the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $25.0 million. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $2.0 million.

        Yard Operation Expenses.    Yard operation expenses were approximately $320.2 million during fiscal 2010 compared to $324.8 million for fiscal 2009, a decline of approximately $4.6 million, or 1.4%, below fiscal 2009. The decline was driven primarily by operational efficiencies and by reductions in subhauling costs relative to the first two quarters of fiscal 2009 when the cost of diesel fuel peaked. Included in yard operation costs were depreciation and amortization expenses which were $34.9 million and $32.8 million for the fiscal years ended July 31, 2010 and 2009, respectively.

        Cost of Vehicle Sales.    The cost of vehicles sold was approximately $104.7 million during fiscal 2010 compared to $106.0 million for fiscal 2009, a decline of approximately $1.4 million, or 1.3%. Unit volume decline led to a reduction of $18.0 million and was primarily due to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was up and represented a $17.1 million increase relative to last year. The negative impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.5 million.

        General and Administrative Expenses.    General and administrative expenses were approximately $108.9 million for fiscal 2010 compared to $86.9 million for fiscal 2009, an increase of approximately $22.0 million, or 25.3%. The growth in general and administrative costs was due primarily to: (i) increased advertising costs as we invested in events and media promotions, including NASCAR and NHRA sponsorships, to generate new member activity; (ii) the additional costs associated with the Chairman and Chief Executive Officer's non-cash compensation package approved by the shareholders in April 2009 and (iii) increased headcount. These changes increased general and administrative expenses by $8.6 million, $6.1 million, and $4.8 million, respectively. Also included in general and administrative expenses were depreciation and amortization expenses which were $8.3 million and $9.0 million for the years ended July 31, 2010 and 2009, respectively.

        Other Income (Expense).    Total other income was approximately $0.4 million during fiscal 2010 compared to $2.4 million for fiscal 2009, a decline of approximately $2.0 million, or 82.3%. Net interest income declined $1.4 million due primarily to reduced interest yields. Other income, net, declined $0.6 million primarily due a decline in rental income of $1.7 million and the loss of $0.8 million on the sale of an airplane in the current year and was offset by a $1.1 million impairment of a note receivable, relating to the disposal of the assets of a discontinued business, and a $1.0 million loss on the sale of an airplane in the prior year.

        Income Taxes.    Our effective income tax rates for fiscal 2010 and 2009 were approximately 36.7% and 38.7%, respectively. The decrease was driven primarily by the reduction of state income taxes and the favorable tax treatment we received relating to certain interest expenses in the UK.

        Net Income.    Due to the foregoing factors, we realized net income of approximately $151.6 million for fiscal 2010, compared to net income of approximately $141.1 million for fiscal 2009.

  Fiscal 2009 Compared to Fiscal 2008

  Revenues

        The following sets forth information on customer revenue by class (in thousands, except percentages):

	2009	Percentage of Revenue	2008	Percentage of Revenue
Service revenues	$615,352	83%	$619,728	79%
Vehicle sales	127,730	17%	165,120	21%

	$743,082	100%	$784,848	100%

        Service Revenues.    Service revenues were approximately $615.4 million during fiscal 2009 compared to $619.7 million for fiscal 2008, a decline of $4.4 million, or 0.7%, below fiscal 2008. The decline in service revenue was due to the negative impact on recorded service revenues due to the change in the GBP to USD exchange rate and was offset by growth in unit volume and a marginal growth in revenue per transaction. The average dollar to pound exchange rate was 1.59 dollars to the pound and 2.00 dollars to the pound for fiscal 2009 and fiscal 2008, respectively, and led to a reduction in service revenue of $9.5 million. Growth in unit volume was driven primarily by an increase in the units sold on behalf of insurance companies and units sold on behalf of franchise and independent car dealerships. The growth resulted from market wins and, with respect to insurance company cars, from what we believe to be an increase in salvage frequency. Salvage frequency is the percentage of cars involved in accidents that are deemed total economic losses by the insurance company. We believe the increased availability of such cars was as a result of lower average used car pricing. The growth in unit volume generated $4.9 million in additional revenue relative to last year. Revenue yield per transaction was marginally higher as the decline in the average selling price was offset by higher yield on services provided and generated $0.2 million in additional revenue compared to last year. Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicles. We believe the decline in the average selling price was primarily due to: (i) the recent declines in commodity and used car pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing because we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers' local currencies. However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

        Vehicle Sales.    We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were approximately $127.7 million during fiscal 2009 compared to $165.1 million for fiscal 2008, a decline of $37.4 million, or 22.6%, below fiscal 2008. The decline in vehicle sales revenue was due to the negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate, the decline in unit volume, and the decline in revenue per transaction. The decline in the average USD to GBP exchange rate led to a reduction in vehicle sales revenue of $29.7 million. The decline in unit volume lead to a reduction in revenue of $5.3 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. The decline in the average revenue per transaction led to a reduction of revenue of $2.3 million. We believe the decline in the average selling price was primarily due to: (i) the declines in commodity pricing as we believe that commodity pricing, particularly the price per ton for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the decline in used car pricing because we believe used car pricing has an impact on the ultimate selling price of vehicles sold to rebuilders and retailers; and (iii) the strengthening of the dollar as we believe a stronger dollar increases the purchase price of US vehicles paid for in our international buyers' local currencies. However, we do not have sufficient information to determine which vehicles are sold for scrap, dismantling, retailing or export and, accordingly, cannot quantify the impact that commodity pricing, used car pricing and foreign currency exchange rates had on the selling price of vehicles.

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

        General and Administrative Expenses.    General and administrative expenses were approximately $86.9 million for fiscal 2009 compared to $84.3 million for fiscal 2008, an increase of approximately $2.6 million, or 3.1%. The beneficial impact on general and administrative expenses due to the change in GBP to USD exchange rate was approximately $3.0 million. The growth in general and administrative costs was due primarily to: i) increased IT payroll and technology costs as we expanded our development and network departments, ii) increased advertising costs as we invested in events and media promotions to generate public awareness, and iii) the additional costs associated with the CEO and President's non-cash compensation package approved by the shareholders in April 2009. Also included in general and administrative expenses were depreciation and amortization expenses which were $9.0 million and $10.6 million for the years ended July 31, 2009 and 2008, respectively.

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

        Discontinued Operations.    During fiscal 2009, we received a $12 million payment for a note receivable resulting from the sale of certain MAG business assets and real estate. We exited the MAG business in our 2006 fiscal year. The gain on the sale of the real estate was deferred until payment on the note receivable was received. The $1.6 million of income from discontinued operations represents that gain, net of taxes.

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

        Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection on sellers' fees, members' fees and reimbursable advances from the proceeds of auctioned salvage vehicles. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars totaled by the insurance companies. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

        Our primary source of working capital is net income. Accordingly, factors affecting net income are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality, (ii) market wins and losses, (iii) supplier mix, (iv) accident frequency, (v) salvage frequency, (vi) change in market share of our existing suppliers, (vii) commodity pricing, (viii) used car pricing, (ix) foreign currency exchanges rates, (x) product mix, and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections in this Form 10-K.

        As of July 31, 2010, we had working capital of approximately $330.2 million, including cash, and cash equivalents of approximately $268.2 million. Cash and cash equivalents consisted primarily of US Treasury Bills and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by approximately $105.5 million from fiscal 2009 to fiscal 2010.

        We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

  Operating Activities

        Net cash provided by operating activities decreased by approximately $3.9 million to $199.4 million during fiscal 2010 when compared to fiscal 2009, due to the timing of routine changes in working capital items.

        Net cash provided by operating activities increased by approximately $9.3 million to $203.3 million during fiscal 2009 when compared to fiscal 2008. The increase was driven primarily by a reduction in income taxes receivable of $18.0 million which was offset by a decrease in net income of $15.8 million. The remaining increase of $7.1 million is due to the timing of routine changes in working capital items.

        Net cash provided by operating activities increased by approximately $12.0 million to $194.1 million during fiscal 2008 when compared to fiscal 2007, due to the increase in net income which was offset in part by the timing of routine changes in working capital items. The increase in net income is primarily the result of increased revenue in fiscal 2008.

  Investing Activities

        During the fiscal year ended July 31, 2008, we purchased approximately $154.4 million of short-term investments, which was offset by the sale of $257.0 million of short-term investments. We historically invested our cash in auction rate notes with ratings of AAA. By the end of the first quarter of fiscal 2008, we converted our entire balance of short-term investments to cash and cash equivalents.

        Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were approximately $75.8 million, $78.9 million and $113.4 million for fiscal 2010, 2009 and 2008, respectively. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures as of July 31, 2010.

        During the fiscal year ended July 31, 2010, we used approximately $21.4 million in cash for the acquisition of D Hales. We made no acquisitions during the fiscal year ended July 31, 2009. During the fiscal year ended July 31, 2008, we used approximately $38.2 million in cash for the acquisitions of Century; Simpson; AG Watson; and Bob Lowe's Salvage Pool.

  Financing Activities

        In fiscal 2010, 2009 and 2008, we generated approximately $6.3 million, $3.1 million and $12.7 million, respectively, through the exercise of stock options.

        In fiscal 2010, 2009 and 2008, we generated approximately $2.0 million, $1.9 million and $1.7 million, respectively, through the issuance of shares under the Employee Stock Purchase Plan.

        In fiscal 2009, we used approximately $17.5 million and in 2008 we generated approximately $8.2 million through changes in our book overdraft.

        In February 2003, our Board of Directors authorized us to repurchase up to 9.0 million shares of our common stock. In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the year ended July 31, 2010, we repurchased 121,251 shares of our common stock at a price of $36.76. For the year ended July 31, 2009, we did not repurchase any shares under our stock repurchase program. For the year ended July 31, 2008, we repurchased 6,615,764 shares of our common stock at a weighted average price of $40.70. As of July 31, 2010, the total number of shares repurchased under the program was 13,770,720 and 15,229,280 shares were available for repurchase under our program.

        In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted approximately $17.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. In fiscal year 2008 no stock options were exercised through the cashless exercise method. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2009—Q2	600,000	$4.47	96,929	222,817	280,254	$26.93	$6,000
FY 2009—Q4	361,035	$11.12	116,741	109,595	134,699	$34.39	$3,769
FY 2010—Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010—Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890

(1)
Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

  Contractual Obligations

        We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2010 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Operating leases(1)	$77,108	$19,916	$28,617	$11,553	$17,022	$—
Capital leases(1)	986	421	443	122	—	—
Tax liabilities(2)	23,369	—	—	—	—	23,369

Total contractual obligations	$101,463	$20,337	$29,060	$11,675	$17,022	$23,369

	Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Letters of credit	$7,768	$7,768	$—	$—	$—	$—

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

  Credit Facilities

        On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility). Currently available under the Credit Agreement is $150 million, subject to a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the US prime rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after our debt to EBITDA ratio exceeds 1.0:1.0. At July 31, 2010, the debt to EBITDA ratio was less than 1.0:1.0. As of July 31, 2010 and July 31, 2009, we did not have an outstanding balance under the Credit Facility.

Off-Balance Sheet Arrangements

        As of July 31, 2010, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to our consolidated financial statements for fiscal 2010. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. Where appropriate, we discuss sensitivity to change based on other outcomes reasonably likely to occur.

Revenue Recognition

        We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements in accordance with FASB ASC 605-25, Revenue Recognition, Multiple Element Arrangements, which addresses accounting for multiple-element arrangements and revenue recognition for units of accounting.

        The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of our current North American contracts, collecting the proceeds from the member. We are not entitled to any such seller fees until we have collected the sales proceeds from the member for the seller and, accordingly, we recognize revenue for seller services after service delivery and cash collection, net of applicable rebates or allowances.

        Vehicle sales, where we purchase and remarket vehicles on our own behalf, are recognized in accordance with ASC 605-25 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the member, and we record the gross sales price as revenue.

        In certain cases, seller fees are not contingent upon collection of the seller proceeds from the member. However, we determined that we are not able to separate the services into separate units of accounting because we do not have fair value for undelivered items. As a result, we do not recognize seller fees until the final seller service has been delivered, which generally occurs upon collection of the sales proceeds from the member for the seller.

        We provide a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of ASC 605-25 to determine whether we have met the requirements to separate them into units of accounting within a multi-element arrangement. We have concluded that the sale and the post-sale services are separate units of accounting. The fees for sale services are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

        We also charge members an annual registration fee for the right to participate in our vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the member. No provision for returns has been established, as all sales are final with no right of return, although we provide for bad debt expense in the case of non-performance by our members or sellers.

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

        We apply the provisions of FASB ASC 330-10-35, Inventory Subsequent Measurement, to our vehicle pooling costs. ASC 330-10-35 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criteria of "so abnormal" as provided in ASC 330-10-35. In addition, ASC 330-10-35 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $0.1 million.

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

Income Taxes and Deferred Tax Assets

        We account for income taxes in accordance with FASB ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2010, we had approximately $0.8 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

        Historically, our income taxes have been sufficiently provided to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by several factors, including (i) the geographical allocation of our future earnings, (ii) the change in tax laws or our interpretation of tax laws, (iii) the changes in governing regulations and accounting principles, (iv) the changes in the valuation of our deferred tax assets and liabilities and (v) the outcome of the income tax examinations. As a result, we routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision.

        Based on our results for the twelve months ended July 31, 2010, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $2.4 million.

        Effective August 1, 2007, we adopted FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Stock-Based Compensation

        We account for our stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation. ASC 718 requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

Retained Insurance Liabilities

        We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $4.8 million as of July 31, 2010. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $200,000. If our total payroll changed by 10% we estimate that our workers' compensation expense would change by approximately $100,000 and our accrual for workers' compensation expenses would change by $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

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

Interest Rate Risk

        The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of July 31, 2010, all of our total cash and cash equivalents were held in bank deposits, US Treasury Bills, and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended July 31, 2010, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Foreign Currency and Translation Exposure

        Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $17.1 million for the twelve months ended July 31, 2010. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

        Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2010, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $32.7 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including our Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

        Management assessed our internal control over financial reporting as of July 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

        We have audited Copart, Inc.'s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2010 of Copart, Inc. and our report dated September 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
September 23, 2010

Limitations on the Effectiveness of Controls

        Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Copart have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2010 Annual Meeting of Shareholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        Information required by this item concerning our Board of Directors, the members of our Audit Committee, our Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements" in our Proxy Statement.

        Information required by this item concerning our Executive Officers is incorporated by reference to the section entitled "Executive Officers" in our Proxy Statement.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Balance Sheets at July 31, 2010 and 2009	60
		Consolidated Statements of Income for the years ended July 31, 2010, 2009 and 2008	61
		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended July 31, 2010, 2009 and 2008	62
		Consolidated Statements of Cash Flows for the years ended July 31, 2010, 2009 and 2008	63
		Notes to Consolidated Financial Statements	64
	2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	3.	Exhibits: The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
3.1	Amended and restated Articles of Incorporation	Annual Report on Form 10-K, (File No. 000-23254), Exhibit No. 3.1	October 26, 2000
3.1b	Certificate of Amendment of Articles of Incorporation	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 3.1b	October 26, 2000
3.2	Amended and Restated Bylaws of Registrant	Annual Report on Form 10-K, Exhibit No. 3.2	October 21, 1995
3.2b	Certificate of Amendment of Bylaws	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 3.4	December 15, 2003
3.2c	Certificate of Amendment of Bylaws	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 3.2b	October 14, 2004
3.2d	Amendment to Section 3.2 to the Bylaws of Copart, Inc. effective as of January 13, 2009	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	December 5, 2008

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.	8/A-12/G (File No. 000-23255), Exhibit No. 3.3	March 11, 2003
4.1
	Preferred Stock Rights Agreement, dated as of March 6, 2003, between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2	Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between Copart and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
10.1*	Copart Inc. 1992 Stock Option Plan, as amended, and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-93887), Exhibit No. 10.1	December 30, 1999
10.2*	1994 Employee Stock Purchase Plan (as amended December 8, 2003) with form of subscription agreement	Registration Statement on Form S-8 (File No. 333-112597), Exhibit No. 4.1	February 6, 2004
10.3*	1994 Director Option Plan with form of subscription agreement	Registration Statement on Form S-1 (File No. 333-74250)	January 19, 1994
10.4*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.5*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.5	October 29, 2002
10.6	General lease dated as of December 29, 1997 between Robert Arthur Gomes and Robert Paul Gomes and Copart of Connecticut, Inc.	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.6	October 29, 2002
10.7	Standard Industrial/Commercial single tenant lease-net dated December 23, 1998 between Wickland Oil Martinez and the Registrant	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.7	October 29, 2002

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
10.8*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.9*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 12, 2007
10.10*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.11*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.12*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.13	Credit Agreement dated as of March 6, 2008 by and between Copart Inc. and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 7, 2008
10.14*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.15*	Amended and Restated Executive Officer Employment Agreement between the Company and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.16*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Company's common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.17*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Company and Willis J. Johnson	—	Filed herewith
14.01	Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003

Incorporated by reference herein
Exhibit Number
	Description	Form	Date
21.1	List of subsidiaries of Registrant	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

*
Management contract, plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant
COPART, INC.
	By:	/s/ A. JAYSON ADAIR A. Jayson Adair Chief Executive Officer
September 23, 2010
COPART, INC.
	By:	/s/ WILLIAM E. FRANKLIN William E. Franklin Chief Financial Officer
September 23, 2010

 POWER OF ATTORNEY

        KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair and William E. Franklin, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ A. JAYSON ADAIR A. Jayson Adair	Chief Executive Officer (Principal Executive Officer and Director)	September 23, 2010
/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2010
/s/ WILLIS J. JOHNSON Willis J. Johnson	Chairman of the Board	September 23, 2010
/s/ JAMES E. MEEKS James E. Meeks	Director	September 23, 2010
/s/ STEVEN D. COHAN Steven D. Cohan	Director	September 23, 2010
/s/ DANIEL ENGLANDER Daniel Englander	Director	September 23, 2010
Thomas W. Smith	Director	September 23, 2010
/s/ MATT BLUNT Matt Blunt	Director	September 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.'s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
September 23, 2010

COPART, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$268,188	$162,691
Accounts receivable, net	109,061	109,248
Vehicle pooling costs	29,890	28,685
Inventories	4,976	4,667
Income taxes receivable	10,958	5,426
Prepaid expenses and other assets	14,342	5,216

Total current assets	437,415	315,933
Property and equipment, net	573,514	530,886
Intangibles, net	13,016	15,212
Goodwill	175,870	166,327
Deferred income taxes	10,213	7,759
Other assets	18,784	21,915

Total assets	$1,228,812	$1,058,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$93,740	$82,773
Deferred revenue	10,642	13,165
Income taxes payable	1,314	5,269
Deferred income taxes	1,154	1,948
Other current liabilities	374	429

Total current liabilities	107,224	103,584
Deferred income taxes	9,748	10,997
Income taxes payable	23,369	20,266
Other liabilities	1,237	1,726

Total liabilities	141,578	136,573

Commitments and contingencies
Shareholders' equity:
Common stock, no par value—180,000,000 shares authorized; 84,363,063 and 83,938,814 shares issued and outstanding at July 31, 2010 and 2009, respectively	365,507	334,440
Accumulated other comprehensive loss	(32,741)	(27,082)
Retained earnings	754,468	614,101

Total shareholders' equity	1,087,234	921,459

Total liabilities and shareholders' equity	$1,228,812	$1,058,032

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended July 31,
	2010	2009	2008
Service revenues and vehicle sales:
Service revenues	$642,134	$615,352	$619,728
Vehicle sales	130,745	127,730	165,120

Total service revenues and vehicle sales	772,879	743,082	784,848
Operating costs and expenses:
Yard operations	320,212	324,793	328,919
Cost of vehicle sales	104,673	106,029	133,670
General and administrative	108,924	86,935	84,342

Total operating expenses	533,809	517,757	546,931

Operating income	239,070	225,325	237,917

Other income (expense):
Interest expense	(216)	(274)	(209)
Interest income	205	1,692	7,761
Other income, net	436	989	4,181

Total other income	425	2,407	11,733

Income from continuing operations before income taxes	239,495	227,732	249,650
Income taxes	87,868	88,186	92,718

Income from continuing operations	151,627	139,546	156,932
Discontinued operations:
Income from discontinued operations, net of income tax effects	—	1,557	—

Net income	$151,627	$141,103	$156,932

Earnings per share—basic
Income from continuing operations	$1.80	$1.67	$1.80
Income from discontinued operations	—	0.02	—

Basic net income per share	$1.80	$1.69	$1.80

Weighted average common shares outstanding	84,165	83,537	87,412

Earnings per share—diluted
Income from continuing operations	$1.78	$1.64	$1.75
Income from discontinued operations	—	0.02	—

Diluted net income per share	$1.78	$1.66	$1.75

Diluted weighted average common shares outstanding	85,027	84,930	89,858

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Stock
			Accumulated Other Comprehensive Income (Loss)
	Outstanding Shares	Amount		Retained Earnings	Shareholders' Equity
Balances at July 31, 2007	88,333,677	$206,126	$4,447	$670,293	$880,866
Net income	—	—	—	156,932	156,932
Currency translation adjustment	—	—	(3,614)	—	(3,614)

Comprehensive income					153,318
Exercise of stock options, net of repurchased shares	1,500,632	12,675	—	—	12,675
Employee share-based compensation and related tax benefit	—	23,298	—	—	23,298
Shares issued for Employee Stock Purchase Plan	56,450	1,711	—	—	1,711
Share repurchase adjustment	—	95,449	—	(95,449)	—
Shares repurchased	(6,615,764)	(22,586)	—	(246,665)	(269,251)
Adoption of ASC 740-10-25	—	—	—	(3,621)	(3,621)

Balances at July 31, 2008	83,274,995	316,673	833	481,490	798,996
Net income	—	—	—	141,103	141,103
Currency translation adjustment	—	—	(27,915)	—	(27,915)

Comprehensive income					113,188
Exercise of stock options, net of repurchased shares	580,985	1,842	—	(8,492)	(6,650)
Employee share-based compensation and related tax benefit	—	13,983	—	—	13,983
Shares issued for Employee Stock Purchase Plan	82,834	1,942	—	—	1,942

Balances at July 31, 2009	83,938,814	334,440	(27,082)	614,101	921,459
Net income	—	—	—	151,627	151,627
Currency translation adjustment	—	—	(5,659)	—	(5,659)

Comprehensive income					145,968
Exercise of stock options, net of repurchased shares	477,465	5,351	—	(7,315)	(1,964)
Employee share-based compensation and related tax benefit	—	24,184	—	—	24,184
Shares issued for Employee Stock Purchase Plan	68,035	2,044	—	—	2,044
Shares repurchased	(121,251)	(512)	—	(3,945)	(4,457)

Balances at July 31, 2010	84,363,063	$365,507	$(32,741)	$754,468	$1,087,234

See accompanying notes to consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$151,627	$141,103	$156,932
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(2,440)	—
Depreciation and amortization	43,242	41,354	42,804
Allowance for doubtful accounts	442	(174)	349
Deferred rent	(440)	(1,171)	(505)
Share-based compensation	17,955	9,413	6,356
Excess benefit from share-based compensation	(5,643)	(4,570)	(16,942)
Loss on sale of property and equipment	659	647	123
Deferred income taxes	(4,512)	(2,393)	5,690
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,436	982	270
Vehicle pooling costs	(1,210)	1,361	(784)
Inventories	(256)	(54)	1,489
Prepaid expenses and other current assets	(8,896)	1,376	(991)
Other assets	311	(6,386)	(7,795)
Accounts payable and accrued liabilities	8,098	(2,479)	1,208
Deferred revenue	(2,527)	(1,324)	619
Income taxes receivable	861	18,021	(4,732)
Income taxes payable	(2,740)	10,073	9,972

Net cash provided by operating activities	199,407	203,339	194,063

Cash flows from investing activities:
Purchases of short-term investments	—	—	(154,360)
Sales of short-term investments	—	—	256,985
Restricted cash and purchases of short-term investments	—	—	9,148
Principal payments from (issuance of) notes receivable	(1,300)	12,000	—
Purchases of property and equipment	(75,840)	(78,912)	(113,364)
Proceeds from sale of property and equipment	2,477	7,008	7,220
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	(21,362)	—	(38,229)

Net cash used in investing activities	(96,025)	(59,904)	(32,600)

Cash flows from financing activities:
Proceeds from the exercise of stock options	6,285	3,119	12,675
Proceeds from the issuance of Employee Stock Purchase Plan shares	2,044	1,942	1,711
Repurchases of common stock	(12,706)	(9,769)	(269,251)
Excess tax benefit from share-based payment arrangements	5,643	4,570	16,942
Change in book overdraft	—	(17,502)	8,246

Net cash provided by (used in) financing activities	1,266	(17,640)	(229,677)

Effect of foreign currency translation	849	(2,058)	(453)

Net increase (decrease) in cash and cash equivalents	105,497	123,737	(68,667)
Cash and cash equivalents at beginning of period	162,691	38,954	107,621

Cash and cash equivalents at end of period	$268,188	$162,691	$38,954

Supplemental disclosure of cash flow information:
Interest paid	$216	$353	$117

Cash paid for income taxes	$93,989	$71,908	$85,010

See accompanying notes to consolidated financial statements.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010, 2009 AND 2008

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

        The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies and the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada, or North America, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

into US dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

  Fair Value of Financial Instruments

        The amounts recorded for financial instruments in the Company's consolidated financial statements, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2010 and 2009 due to the short-term nature of those instruments.

  Revenue Recognition

        The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple element arrangements relative to the Company's member and seller agreements in accordance with ASC 605-25, Revenue Recognition, Multiple Element Arrangements, which addresses accounting for multiple element arrangements, and revenue recognition for units of accounting.

        The services the Company provides to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of the Company's current North American contracts, collecting the proceeds from the member. The Company is not entitled to any seller fees until the Company has collected the sales proceeds from the member for the seller and, accordingly, the Company recognizes revenue for seller services after service delivery and cash collection, net of any applicable rebates or allowances.

        In certain cases, seller fees are not contingent upon collection of the seller proceeds from the buyer. However, the Company has determined that it is not able to separate the services into separate units of accounting because the Company does not have fair value for undelivered items. As a result, the Company does not recognize seller fees until the final seller service has been delivered, which occurs upon collection of the sales proceeds from the member for the seller.

        Vehicle sales, where the Company purchases and remarkets vehicles on its own behalf, are recognized in accordance with SAB 104 on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the member, and the Company records the vehicle sales price, net of sales allowances, as revenue.

        The Company provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed under the criteria of ASC 605-25 to determine whether the Company has met the requirements to separate the services into units of accounting within a multi-element arrangement. The Company has concluded that the sale service and the post-sale services are separate units of accounting. The fees for the auction service are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the residual method.

        The Company also charges members an annual registration fee for the right to participate in its vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

late-payment fees, which are recognized upon receipt of payment by the member. No provision for returns has been established, as all sales are final with no right of return, although the Company provides for bad debt expense in the case of non-performance by its members or sellers.

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

  Advertising

        All advertising costs are expensed as incurred and are included in general and administrative expenses on the Consolidated Statements of Income. Advertising expenses were approximately $12.7 million, $2.6 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively.

  Other income

        Other income consists primarily of interest income, gains and losses from the disposal of fixed assets and rental income.

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

        The Company adopted the provisions of FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes, as of August 1, 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

        As a result of the Company's adoption of ASC 740-10-25, the Company recognized a $3.6 million cumulative decrease to retained earnings. The Company also recognized a liability for unrecognized tax benefits of $13.3 million, of which $9.1 million (net of tax) would reduce the Company's effective tax rate if recognized in future periods. The interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of August 1, 2007, the Company had $2.6 million of accrued interest and penalties included in unrecognized tax benefits.

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

  Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. The Company periodically invests its excess cash in money market funds and US Treasury Bills. The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale securities as available for use in its current operations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of Shareholders' Equity and Comprehensive Income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

        On August 1, 2008, the Company adopted Statement of FASB ASC 820, Fair Value Measurements and Disclosures, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

  Inventory

        Inventories of purchased vehicles are stated at the lower of cost or estimated realizable value. Cost includes the Company's cost of acquiring ownership of the vehicle. The cost of vehicles sold is charged to cost of vehicle sales as sold.

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

  Accounts Receivable

        Accounts receivable, which consist primarily of advance charges due from insurance companies and the gross sales price of the vehicle due from members, are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash.

  Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by considering both seller and member accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

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

        No single customer accounted for more than 10% of our revenues in fiscal 2010, 2009 and 2008. At July 31, 2010 no single customer accounted for more than 10% of the Company's accounts receivables. At July 31, 2009 State Farm Insurance accounted for 11% of accounts receivable.

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

  Impairment of Long-Lived Assets

        The Company evaluates long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with FASB ASC 360, Property, Plant, and Equipment, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when the estimated undiscounted future cash flows expected to be generated from the use of the asset are less than the carrying amount of the asset. The impairment loss is then calculated by comparing the carrying amount with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the asset.

  Goodwill and Other Identifiable Intangible Assets

        In accordance with FASB ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of its 2010 fiscal year utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

  Retained Insurance Liabilities

        The Company is partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. The Company's insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which is $150,000 per claim. In addition, each of the Company's policies contains an aggregate stop loss which limits its ultimate exposure. The Company's liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company's estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company's estimates, the Company's financial position, results of operations or cash flows could be impacted. The process of determining the Company's insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31,2010 and 2009 the total amount reserved for all policies is approximately $4.8 million and $5.8 million, respectively.

  Stock Compensation

        The Company accounts for our stock-based awards to employees and non-employees using the fair value method as required by FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based on estimated fair value. The Company adopted ASC 718 using the modified-prospective transition method. Under this transition method, share-based compensation cost recognized in the fiscal years ended July 31, 2010, 2009 and 2008 includes share-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718, and share-based compensation expense for all share-based payment awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

        The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	July 31, 2010	July 31, 2009	July 31, 2008
Expected life (in years)	5.2 - 7.1	5.2 - 7.1	4.7 - 6.7
Risk-free interest rate	2.1 - 3.3%	1.4 - 3.1%	3.4 - 4.4%
Estimated volatility factor	28 - 36%	33 - 37%	31 - 32%
Expected dividends	0%	0%	0%
Weighted-average fair value at grant date	$13.21	$13.09	$13.81

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

        Net cash proceeds from the exercise of stock options were approximately $6.3 million, $3.1 million and $12.7 million for the years ended July 31, 2010, 2009 and 2008 respectively. The Company realized an income tax benefit of approximately $5.6 million, $4.6 million and $16.9 million from stock option exercises during the years ended July 31, 2010, 2009 and 2008 respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

  Comprehensive Income

        Comprehensive income includes all changes in shareholders' equity during a period from non-shareholder sources. For the years ended July 31, 2010, 2009 and 2008 the only item in accumulated other comprehensive loss was the effect of foreign currency translation adjustments.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

  Segment Reporting

        The Company's North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

  Recently Issued Accounting Standards

        FASB ASC 820, Fair Value Measurements and Disclosures, was effective for the Company in the first quarter ended October 31, 2009. The Company adopted ASC 820 for its non-financial assets and non-financial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. The adoption of ASC 820 for non-financial assets and liabilities did not have an impact on the Company's consolidated results of operations or financial condition.

        FASB ASC 810-10-65, Consolidation, which was effective for the Company in the first quarter ended October 31, 2009, provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a "mezzanine" item between liabilities and equity, and also requires that minority interests be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of ASC 810-10-65 did not have an impact on the Company's consolidated results of operations or financial position.

        FASB ASC 815-10-50, Derivatives and Hedging, which was effective for the Company in the first quarter ended October 31, 2009, requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under ASC 815-10-50, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC 815-10-50 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under ASC 815-10-50. The adoption of ASC 815-10-50 did not have an impact on the Company's consolidated results of operations or financial position.

        FASB ASC 350-30-35, Intangibles—Goodwill and Other, which was effective for the Company in the first quarter ended October 31, 2009, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of ASC 350-30-35 did not have an impact on the Company's consolidated results of operations or financial position.

        FASB ASC 810-15-13, Consolidation—Variable Interest Entities, which was effective for the Company in the first quarter ended October, 31, 2009, requires an enterprise to perform an analysis:

  •
  to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity;

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(1) Summary of Significant Accounting Policies (Continued)

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

        The adoption of ASC 810-15-13 did not have an impact on the Company's consolidated results of operations or financial position.

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact of ASU 2009-13 on the Company's consolidated results of operations or financial position, however the Company does not believe the impact will be material.

        In June 2009, the FASB established the "FASB Accounting Standards Codification" (Codification) which was effective for the Company in the first quarter ended October 31, 2009. The codification became the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative US GAAP exists. All other literature is considered non-authoritative.

(2) Acquisitions

  Fiscal 2010 Transactions

        In January 2010, the Company completed the acquisition of D Hales Limited (D Hales) which operated five locations in the United Kingdom through a stock purchase. This acquisition was undertaken because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with FASB ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price for D Hales reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(2) Acquisitions (Continued)

fit and resulting synergies it brings to existing operations. In accordance with ASC 805, D Hales' assets acquired and liabilities assumed have been recorded at their estimated fair values. The Company has not finalized the valuations of purchased net assets, however the Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company's consolidated results of operations and financial position.

  Pro-forma Financial Information

        Pro forma financial information for the fiscal 2010 acquisition does not result in a significant change from actual results.

  Fiscal 2009 Transactions

        None.

  Fiscal 2008 Transactions

        In April 2008, the Company completed the acquisition of Simpson Bros. (York) Holdings Limited, a UK limited liability company (Simpson), which operated one location in York, England. Simpson's primary business activity was the dismantling of automobiles and the sales of salvaged auto parts. In February 2008, the Company completed the purchase of AG Watson Auto Salvage & Motors Spares (Scotland) Limited (AG Watson) which operated two salvage locations in Scotland and two salvage locations in northern England. In August 2007, the Company completed the acquisition of Century Salvage Sales Limited (Century), a vehicle salvage disposal company with three facilities located in the UK. In April 2008, the Company acquired Bob Lowe Salvage Pool, Inc. Bob Lowe Salvage Pool, Inc. operated one salvage location near Sikeston, Missouri. These acquisitions were completed because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price for the acquisitions reflect a number of factors including future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies they bring to existing operations. In accordance with ASC 805, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The consideration paid for these acquisitions consisted of approximately $38.2 million in cash, net of cash acquired. The acquired net assets consisted principally of accounts receivable, inventories and vehicle pooling costs, property and equipment, goodwill, accounts payable, deferred tax liabilities, taxes payable, and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company's consolidated statements of income. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $13.9 million has been recorded as goodwill. The entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company paid $0.6 million for covenants not to compete relating to these acquisitions, which are being amortized over five years.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(2) Acquisitions (Continued)

        The accompanying consolidated financial statements reflect the final combined allocation of the purchase price for these acquisitions, which is summarized as follows (in thousands):

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

(4) Cash, Cash Equivalents and Marketable Securities

        On August 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(4) Cash, Cash Equivalents and Marketable Securities (Continued)

the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

        As of July 31, 2010, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$131,070	$—	$—	$—	$131,070
Money market funds	107,118	—	—	—	107,118
Cash equivalents—US Treasury Bills	30,000	—	—	—	30,000

Total	$268,188	$—	$—	$—	$268,188

        The Company invests its excess cash in money market funds and US Treasury Bills. The Company's cash and cash equivalents are placed with high credit quality financial institutions.

(5) Accounts Receivable, Net

        Accounts receivable consists of the following (in thousands):

	July 31,
	2010	2009
Advance charges receivable	$72,841	$72,730
Trade accounts receivable	37,904	37,742
Other receivables	1,157	1,181

	111,902	111,653
Less allowance for doubtful accounts	(2,841)	(2,405)

	$109,061	$109,248

        Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and members.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(5) Accounts Receivable, Net (Continued)

        The movements in the allowance for doubtful accounts are as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2010	$2,405	$1,591	$(1,155)	$2,841

July 31, 2009	$2,600	$783	$(978)	$2,405

July 31, 2008	$2,251	$1,174	$(825)	$2,600

(6) Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	July 31,
	2010	2009
Transportation and other equipment	$61,245	$58,509
Office furniture and equipment	53,930	52,583
Land	306,251	285,282
Buildings and leasehold improvements	411,642	362,262

	833,068	758,636
Less accumulated depreciation and amortization	(259,554)	(227,750)

	$573,514	$530,886

        Depreciation expense on property and equipment was approximately $39.3 million, $37.7 million and $37.2 million for the fiscal years ended July 31, 2010, 2009 and 2008 respectively.

(7) Goodwill

        The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2008	$177,164
Effect of foreign currency translation	(10,837)

Balance as of July 31, 2009	$166,327
Goodwill recorded during the period	12,599
Effect of foreign currency translation	(3,056)

Balance as of July 31, 2010	$175,870

        In accordance with the guidance in FASB ASC 350, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company's annual impairment tests were performed in the fourth quarter of fiscal 2010 and 2009. The annual results of these tests indicated

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(7) Goodwill (Continued)

that goodwill was not impaired. As of July 31, 2010, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

(8) Intangibles, Net

        Intangible assets consists of the following (in thousands, except remaining useful life):

	July 31 , 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,697	$(10,233)	1
Supply contracts	22,365	(10,521)	4
Software	626	(626)	0
Licenses and databases	1,317	(609)	4

	$35,005	$(21,989)

	July 31 , 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,697	$(9,808)	2
Supply contracts	20,963	(7,571)	4
Software	712	(681)	1
Licenses and databases	1,322	(422)	5

	$33,694	$(18,482)

        Aggregate amortization expense on intangible assets was approximately $3.9 million, $4.1 million and $5.8 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2010 intangible assets is expected to be as follows (in thousands):

2011	$4,203
2012	4,110
2013	3,489
2014	546
2015	445

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(9) Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2010	2009
Trade accounts payable	$14,923	$9,948
Accounts payable to sellers	40,370	35,048
Accrued insurance	4,831	5,818
Accrued compensation and benefits	14,298	17,082
Other accrued liabilities	19,318	14,877

	$93,740	$82,773

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

(10) Long-Term Debt

        On March 6, 2008, the Company entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility). Currently available under the Credit Agreement is $150 million, subject to a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at the Company's option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the U.S. prime rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The Credit Facility

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(10) Long-Term Debt (Continued)

contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after the Company's debt to EBITDA ratio exceeds 1.0:1.0. At July 31, 2010, the debt to EBITDA ratio was less than 1.0:1.0. As of July 31, 2010 and July 31, 2009, the Company did not have an outstanding balance under the Credit Facility.

(11) Shareholders' Equity

  General

        The Company has authorized the issuance of 180 million shares of common stock, no par value, of which 84,363,063 shares were issued and outstanding at July 31, 2010. As of July 31, 2010 and 2009, the Company has reserved 2,910,031 and 3,899,068 shares of common stock, respectively, for the issuance of options granted under the Company's stock option plans and 775,306 and 843,341 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which were issued or outstanding at July 31, 2010.

  Stock Repurchase

        In October 2007, the Company's Board of Directors approved a 20 million share increase in its stock repurchase program bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2010, the Company repurchased 121,251 shares of our common stock at a price of $36.76. For the year ended July 31, 2009 the Company did not repurchase any shares under our stock repurchase program. For the year ended July 31, 2008, the Company repurchased 6,615,764 shares at a weighted average price of $40.70. As of July 31, 2010, the total number of shares repurchased under the program was 13,770,720 and 15,229,280 shares were available for repurchase under the program.

        In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted approximately $17.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. In fiscal year 2008 no

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(11) Shareholders' Equity (Continued)

stock options were exercised through the cashless exercise method. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2009—Q2	600,000	$4.47	96,929	222,817	280,254	$26.93	$6,000
FY 2009—Q4	361,035	$11.12	116,741	109,595	134,699	$34.39	$3,769
FY 2010—Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010—Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890

(1)
Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company's stock repurchase program.

(11) Shareholders' Equity (Continued)

  Employee Stock Purchase Plan

        The ESPP provides for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company's ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2010, 2009 and 2008 was 68,035, 82,834 and 56,450, respectively. As of July 31, 2010, 1,724,694 shares of common stock have been issued pursuant to the ESPP and 775,306 shares remain available for purchase under the ESPP.

  Stock Options

        In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 4.0 million shares of the Company's common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company's 2001 Stock Option Plan. At July 31, 2010, 2,578,981 shares were available for future grant under the Plan.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(11) Shareholders' Equity (Continued)

        In April 2009, the Compensation Committee of the Company's Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company's Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company's Chief Executive Office (and then President), of nonqualified stock options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $30.21 per share, which equaled the closing price of the Company's common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant. If, prior to a change in control, either executive's employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive's stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive's service without cause, or the executive resigns for good reason, then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The total compensation expense to be recognized by the Company over the five year service period is approximately $26.1 million dollars per grant. The Company recognized approximately $10.1 million in compensation expense in fiscal 2010 relating to these grants.

        The following table sets forth stock-based compensation expense included in the Company's Consolidated Statements of Income (in thousands):

	Years Ended July 31,
	2010	2009	2008
Yard operations	$1,109	$1,220	$1,063
General and administrative	16,846	8,193	5,293

        There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2010 and 2009.

        A summary of the status of the Company's non-vested shares as of July 31, 2010 and changes during fiscal 2010 is as follows:

	Number of Shares (in 000's)	Weighted- Average Grant- date Fair Value
Non-vested shares at July 31, 2009	5,256	$13.08
Grants of options	928	13.29
Vested	(1,527)	12.82
Forfeitures or expirations	(24)	8.86

Non-vested shares at July 31, 2010	4,633	$13.23

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(11) Shareholders' Equity (Continued)

        Option activity for the year ended July 31, 2010 is summarized as follows:

	Shares (in 000's)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)
Outstanding at July 31, 2009	8,005	$26.97	—	—
Grants of options	928	33.47	—	—
Exercises	(857)	14.67	—	—
Forfeitures or expirations	(24)	26.34	—	—

Outstanding at July 31, 2010	8,052	$29.07	7.49	$60,151

Exercisable at July 31, 2010	3,419	$25.76	5.99	$36,896

Vested and expected to vest at July 31, 2010	7,663	$29.09	7.51	$56,284

        As required by ASC 718, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the year ended July 31, 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2010. The aggregate intrinsic value of options exercised was approximately $19.0 million, $29.8 million and $52.4 million in the fiscal years ended July 31, 2010, 2009 and 2008, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the dates exercised. As of July 31, 2010, the total compensation cost related to non-vested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $55.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average term of 3.52 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2010, 2009 and 2008 is $19.6 million, $7.8 million and $3.6 million, respectively.

        A summary of stock options outstanding and exercisable at July 31, 2010 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2010 (in 000's)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2010 (in 000's)	Weighted- Average Exercise Price
$7.75 - $23.73	922	2.79	$15.10	920	$15.09
$24.03 - $29.89	983	5.43	$25.28	889	$25.18
$30.21 - $32.86	4,625	8.77	$30.57	1,000	$30.21
$34.39 - $40.44	1,522	7.79	$35.44	610	$35.42

	8,052	7.49	$29.07	3,419	$25.76

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(11) Shareholders' Equity (Continued)

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

(12) Income Taxes

        Income from continuing operations before taxes consists of the following (in thousands):

	Years Ended July 31,
	2010	2009	2008
US	$217,947	$220,005	$247,719
Non US	21,548	7,727	1,931

Total income before taxes	$239,495	$227,732	$249,650

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(12) Income Taxes (Continued)

        The Company's income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2010	2009	2008
Federal:
Current	$83,791	$78,817	$80,554
Deferred	(3,714)	168	4,683

	80,077	78,985	85,237

State:
Current	6,664	8,151	6,906
Deferred	473	(2)	215

	7,137	8,149	7,121

Foreign:
Current	1,916	1,651	313
Deferred	(1,262)	(599)	47

	654	1,052	360

	$87,868	$88,186	$92,718

        A reconciliation by year of the expected US statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	3.5	2.9
Foreign	(1.7)	(0.8)	(0.1)
Compensation and fringe benefits	0.2	0.3	0.2
Other differences	1.2	0.7	(0.9)

Effective tax rate	36.7%	38.7%	37.1%

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(12) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	July 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$982	$858
Accrued compensation and benefits	13,898	7,422
State taxes	1,358	1,489
Accrued other	1,884	2,147
Deferred revenue	1,910	1,861
Property and equipment	8,693	9,319
State net operating losses	327	312
Long-term note write off	423	506
Federal tax benefit	4,348	3,457

Total gross deferred tax assets	33,823	27,371
Less valuation allowance	(787)	(312)

Net deferred tax assets	33,036	27,059

Deferred tax liabilities:
Vehicle pooling costs	(9,414)	(9,510)
Prepaid insurance	(671)	(657)
Intangibles and goodwill	(23,640)	(22,078)

Total gross deferred tax liabilities	(33,725)	(32,245)

Net deferred tax liability	$(689)	$(5,186)

        The above net deferred tax liability has been reflected in the accompanying balance sheets as follows (in thousands):

	July 31,
	2010	2009
North America current liabilities	$1,154	$1,948
North America non-current liabilities (assets)	(10,213)	(7,759)
UK non-current liabilities	9,748	10,997

Net deferred tax liability	$689	$5,186

        The Company's ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2010 and 2009 was approximately $0.8 million and $0.3 million, respectively, which is a net increase of $0.5 million.

        The Company adopted FASB ASC 740-10-25 as of August 1, 2007. The cumulative effect of adopting ASC 740-10-25 was a decrease to the Company's retained earnings of approximately

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(12) Income Taxes (Continued)

$3.6 million. At July 31, 2010, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company's effective tax rate was $9.9 million. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

        The following table summarizes the activities related to the Company's unrecognized tax benefits (in thousands):

	Years Ended July 31,
	2010	2009
Balance as of August 1	$15,965	$9,662
Increases related to current year tax positions	4,514	3,973
Prior year tax positions:
Prior year increase	74	5,051
Prior year decrease	(532)	(1,653)
Cash settlement	(302)	311
Lapse of statute of limitations	(1,575)	(1,379)

Balance at July 31	$18,144	$15,965

        It is the Company's continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2010, the Company had accrued interest and penalties related to the unrecognized tax benefits of $5.2 million.

        The Company is currently under audit by the states of New Jersey and Georgia for fiscal years 2006, 2007, 2008 and 2009. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2007, with the exception of New Jersey and Georgia.

        In fiscal 2010, 2009 and 2008, the Company recognized a tax benefit of approximately $6.2 million, $4.6 million and $16.9 million, respectively, upon the exercise of certain stock options which is reflected in shareholders' equity.

        The Company has not provided for US federal income and foreign withholding taxes on its foreign subsidiaries' undistributed earnings as of July 31, 2010, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(13) Net Income Per Share

        The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2010	2009	2008
Weighted average common shares outstanding	84,165	83,537	87,412
Effect of dilutive securities-stock options	862	1,393	2,446

Diluted weighted average common shares outstanding	85,027	84,930	89,858

        There were no adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were approximately 5,892,641, 1,225,000 and 40,000 options to purchase our common stock that were outstanding at July 31, 2010, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

(14) Segments and Other Geographic Information

        The Company's North American region and its UK region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

        The following geographic data is provided in accordance with ASC 280, Segment Reporting. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2010	2009	2008
United States	$602,794	$591,284	$591,600
Canada	5,635	4,733	5,365

North America	608,429	596,017	596,965
United Kingdom	164,450	147,065	187,883

	$772,879	$743,082	$784,848

        Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	July 31,
	2010	2009
United States	$635,734	$595,355
Canada	5,044	5,427

North America	640,778	600,782

United Kingdom	150,619	141,317

	$791,397	$742,099

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(15) Commitments and Contingencies

  Leases

        The Company leases certain facilities and certain equipment under noncancelable capital and operating leases. In addition to the minimum future lease commitments presented below, the leases generally require the Company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because the Company has determined these items are not material. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized on a straight-line basis over the lease term in accordance with ASC 840-20-25 Operating Leases.

        At July 31, 2010, future minimum lease commitments under noncancelable capital and operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Capital Leases	Operating Leases
2011	$421	$19,916
2012	260	16,167
2013	183	12,450
2014	122	7,044
2015	—	4,509
Thereafter	—	17,022

	986	$77,108

Less amount representing interest	91

	$895

        Facilities rental expense for the fiscal years ended July 31, 2010, 2009 and 2008 aggregated approximately $16.8 million, $16.8 million and $16.9 million, respectively. Yard operations equipment rental expense for the fiscal years ended July 31, 2010, 2009 and 2008 aggregated approximately $4.1 million, $3.8 million and $3.8 million, respectively.

  Commitments

  Letters of Credit

        The Company had outstanding letters of credit of $7.8 million at July 31, 2010 which are primarily used to secure certain insurance obligations.

  Purchase Commitments

        The Company has obligations under certain UK seller contracts for the purchase of vehicles at pre-determined prices, which typically are based upon a percentage of the pre-accident value, as defined in the contracts.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(15) Commitments and Contingencies (Continued)

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

        On December 16, 2008, Liberty Mutual Fire Insurance Company filed suit against Copart in the US District Court, Northern District of California. Liberty Mutual's complaint sought reformation of an insurance contract and specific performance in relation to a policy issued to Copart with a $50,000 self-insured retention. After settlement of a claim under the subject policy for $3.95 million, Liberty Mutual sought to reform the contract and charge Copart for a $2 million self-insured retention which it claimed was the original intent. Pursuant to a settlement agreement between the parties, the case was dismissed in January 2010.

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

  Environmental Matters

        In connection with the acquisition of the Dallas, Texas facility in 1994, the Company set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. The Company began the stabilization process in 1996 and completed it in 1999. The Company paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, the Company's environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(15) Commitments and Contingencies (Continued)

lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. The Company's consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which the Company received in July 2004, the TCEQ approved with comment the Company's water monitoring report dated February 24, 2004. The TCEQ instructed the Company to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from the Company's environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company's environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, the Company requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified the Company that they did not concur with their consultant's conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to the Company's proposal for surface water sampling. In March 2008, the Company's environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling was performed in November 2008. In December 2008 a report was submitted to the TCEQ indicating that lead levels were below Texas surface water quality standards. In May of 2009, the TCEQ approved the Surface Water Sampling Report, as well as the Concrete Cap Inspection Report submitted in December 2008. The Company made the necessary repairs to the concrete cap and provided a survey map of the cap. Annual inspections of the cap are required to ensure its maintenance. There is no assurance that the Company may not incur future liabilities if the stabilization process proves ineffective, or if future testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards.

        The Company does not believe that the above environmental matter will, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(16) Guarantees—Indemnifications to Officers and Directors

        The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of the Company's fiscal 2010 annual report on Form 10-K, with the members of its Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of its Board of Directors.

(17) Related Party Transactions

        The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.2 million, $0.2 million, and $0.3 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively, and expire on various dates through 2012. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated approximately $0.3 million for the fiscal years ended July 31, 2010, 2009 and 2008.

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

        On June 5, 2008, the Company entered into an agreement with Willis J. Johnson, the Company's Chairman of the Board (then its Chief Executive Officer) and a member of the Board of Directors, pursuant to which the Company acquired 600,000 shares of its common stock at a price of $47.55 per share, or an aggregate purchase price of $28,530,000. The settlement date for the acquisition of the common stock was on or about June 12, 2008, and the purchase was made pursuant to the Company's existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company's common stock on June 5, 2008 (as reported by The NASDAQ Stock Market), less $0.25 per share. The repurchase was approved by the independent members of the Board of Directors and the Audit Committee of the Board of Directors.

        On July 2, 2008, the Company entered into an agreement with Willis J. Johnson, the Company's Chairman of the Board (then its Chief Executive Officer) and a member of the Board of Directors, pursuant to which the Company acquired 1,500,000 shares of its common stock at a price of $40.00 per share, or an aggregate purchase price of $60,000,000. The settlement date for the acquisition of the common stock was July 11, 2008, and the purchase was made pursuant to the Company's existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company's common stock on July 1, 2008 (as reported by The NASDAQ Stock Market), less 5.5% or $2.35 per share. The members of the Board of Directors had independent discussions among themselves and agreed in principle to the terms of the repurchase on July 1, 2008. On July 2, 2008, this repurchase was formally approved by the independent members of the Company's Board of Directors and the Audit Committee of the Company's Board of Directors.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(17) Related Party Transactions (Continued)

        On June 10, 2010, the Company entered into an agreement with Willis J. Johnson, the Company's Chairman of the Board and a member of the Board of Directors, pursuant to which the Company acquired 121,251 shares of its common stock at a price of $36.76 per share, or an aggregate purchase price of $4,457,186.76. The settlement date for the acquisition of the common stock was on or about June 10, 2010, and the purchase was made pursuant to the Company's existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company's common stock on June 10, 2010 (as reported by The NASDAQ Stock Market). The repurchase was approved by the independent members of the Board of Directors and the Audit Committee of the Board of Directors.

        There were no amounts due or from related parties at July 31, 2010 and 2009.

(18) Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all US employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of approximately $0.5 million, $0.5 million and $0.4 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively, related to this plan.

        The Company also sponsors an additional defined contribution plan for most of its UK employees, which is available to all UK employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized an expense of approximately $0.3 million, $0.7 million, and $0.3 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively, related to this plan.

(19) Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2010	First	Second	Third	Fourth
Revenues	$185,461	$176,601	$220,349	$190,468

Operating income	$56,492	$52,232	$72,126	$57,220

Income from continuing operations	$57,052	$53,172	$71,584	$57,687

Net income	$35,270	$35,733	$44,390	$36,234

Basic net income per share	$0.42	$0.42	$0.53	$0.43

Diluted net income per share	$0.42	$0.42	$0.52	$0.43

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2010, 2009 AND 2008

(19) Quarterly Information (in thousands, except per share data) (Unaudited)(1) (Continued)

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