Form 10-Q
period 2010-10-31
COPART INC
filed 2010-12-03
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     ☒     NO     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES     ☒     NO     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐      NO     ☒

Number of shares of Common Stock outstanding as of December 2, 2010: 82,198,691

Copart, Inc.

Index to the Quarterly Report

October 31, 2010

Description

PART I - Financial Information	3

Item 1 - Financial Statements	3
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Overview	13
Acquisitions and New Operations	14
Critical Accounting Policies and Estimates	15
Results of Operations	18
Liquidity and Capital Resources	19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 - Controls and Procedures	21
Evaluation of Disclosure Controls and Procedures	21
Changes in Internal Controls	22

PART II - Other Information	23

Item 1 - Legal Proceedings	23
Item 1A - Risk Factors	23
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6 - Exhibits	31
Signatures	32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	October 31, 2010	July 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$260,470	$268,188
Accounts receivable, net	117,032	109,061
Vehicle pooling costs	20,715	29,890
Inventories	4,350	4,976
Income taxes receivable	2,380	10,958
Prepaid expenses and other assets	11,769	14,342
Total current assets	416,716	437,415
Property and equipment, net	574,880	573,514
Intangibles, net	11,976	13,016
Goodwill	178,438	175,870
Deferred income taxes	9,375	10,213
Other assets	18,762	18,784
Total assets	$1,210,147	$1,228,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,423	$93,740
Deferred revenue	5,607	10,642
Income taxes payable	14,616	1,314
Deferred income taxes	241	1,154
Other current liabilities	343	374
Total current liabilities	116,230	107,224
Deferred income taxes	9,671	9,748
Income taxes payable	24,054	23,369
Other liabilities	1,163	1,237
Total liabilities	151,118	141,578
Commitments and contingencies
Shareholders' equity:
Common stock, no par value - 180,000 shares authorized; 82,186 and 84,363 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	361,298	365,507
Accumulated other comprehensive loss	(28,483)	(32,741)
Retained earnings	726,214	754,468
Total shareholders' equity	1,059,029	1,087,234
Total liabilities and shareholders' equity	$1,210,147	$1,228,812

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(in thousands except per share amounts)
(Unaudited)

	Three months ended October 31,
	2010	2009
Service revenues and vehicle sales:
Service revenues	$179,580	$153,765
Vehicle sales	33,087	31,696
Total service revenues and vehicle sales	212,667	185,461

Operating costs and expenses:
Yard operations	95,607	78,447
Cost of vehicle sales	28,206	24,429
General and administrative	29,260	26,093
Total operating costs and expenses	153,073	128,969
Operating income	59,594	56,492
Other income (expense):
Interest expense	(15)	(142)
Interest income	80	71
Other income, net	504	631
Total other income	569	560
Income before income taxes	60,163	57,052
Income taxes	22,340	21,782
Net income	$37,823	$35,270

Earnings per share-basic
Basic net income per share	$0.45	$0.42
Weighted average common shares outstanding	83,745	84,045

Earnings per share-diluted
Diluted net income per share	$0.45	$0.42
Weighted average common shares and dilutive potential common shares outstanding	84,406	84,948

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income	$37,823	$35,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,722	10,614
Allowance for doubtful accounts	(41)	176
Deferred rent	(88)	(125)
Share-based compensation	4,636	4,285
Excess tax benefits from share-based compensation	(110)	(2,429)
(Gain) loss on sale and impairment of property and equipment	1,273	(18)
Deferred income taxes	(395)	(2,053)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,985)	(580)
Vehicle pooling costs	9,277	861
Inventory	739	271
Prepaid expenses and other current assets	2,819	(1,013)
Land purchase options and other assets	(60)	251
Accounts payable and accrued liabilities	353	10,825
Deferred revenue	(5,038)	(868)
Income taxes receivable	8,690	5,590
Income taxes payable	13,923	16,634
Net cash provided by operating activities	77,538	77,691

Cash flows from investing activities:
Purchases of property and equipment	(14,777)	(23,512)
Proceeds from sale of property and equipment	3,704	605
Net cash used in investing activities	(11,073)	(22,907)

Cash flows from financing activities:
Proceeds from the exercise of stock options	674	1,026
Excess tax benefit from share-based payment arrangements	110	2,429
Repurchase of common stock	(75,710)	(3,532)
Net cash used in financing activities	(74,926)	(77)

Effect of foreign currency translation	743	881

Net (decrease) increase in cash and cash equivalents	(7,718)	55,588

Cash and cash equivalents at beginning of period	268,188	162,691
Cash and cash equivalents at end of period	$260,470	$218,279

Supplemental disclosure of cash flow information:
Interest paid	$15	$142
Income taxes paid	$122	$1,607

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2010 and July 31, 2010, and its consolidated statements of income and cash flows for the three months ended October 31, 2010 and October 31, 2009. Interim results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2011. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Foreign Currency Translation

The functional currency of the Company is the US dollar. The Canadian dollar and the British pound are the functional currencies of the Company's foreign subsidiaries, Copart Canada and Copart Europe, respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary's operations are translated into US dollars at period-end exchange rates, and revenues and expenses are translated into US dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use the Company’s Internet sales technology and vehicle delivery, towing, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to its buyer and seller agreements.

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated;

(ii)	require an entity to allocate consideration in an arrangement using its best estimate of selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method

On August 1, 2010, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, the Company recognizes in the period earned certain revenues, primarily towing fees, titling fees and seller storage fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, for revenue arrangements entered into or materially modified subsequent to August 1, 2010, the Company recognized approximately $9.1 million in service revenue and $8.8 million in yard operation expenses associated with that service revenue which would have otherwise been recognized in future periods.

The Company allocates arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using management’s best estimate, as VSOE and TPE are not available for the Company’s service offerings. Significant inputs in the Company’s estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption, the Company used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when VSOE or TPE was not available for undelivered items.

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of the Company’s current contracts, collecting the proceeds from the buyer. Upon adoption of the new accounting standard for evaluating multiple-element arrangements, pre-sale services, including towing, title processing, preparation and storage, and sale fees meet the criteria for separate units of accounting. Generally, the revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers, who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement consideration becomes fixed or determinable.

Vehicle sales, where vehicles are purchased and remarketed on our own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and the gross sales price is recorded as revenue.

The Company also provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed to determine whether the requirements have been met to separate them into units of accounting within a multiple-element arrangement. The Company has concluded that the sale and the post-sale services are separate units of accounting. The fees for sale services are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the relative selling price method.

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

NOTE 2 - Cash and Cash Equivalents

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of October 31, 2010, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$123,307	$–	$–	$–	$123,307
Money market funds	137,163	–	–	–	137,163
Total	$260,470	$–	$–	$–	$260,470

The Company invests its excess cash in money market funds. The Company's cash and cash equivalents are placed with high credit quality financial institutions.

NOTE 3 - Vehicle Pooling Costs

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

NOTE 4 - Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2010	2009
Basic weighted average shares outstanding	83,745	84,045

Effect of dilutive securities - stock options	661	903

	Three Months Ended October 31,
	2010	2009

Diluted weighted average shares outstanding	84,406	84,948

Excluded from the dilutive earnings per share calculation were 6,348,967 and 5,540,551 stock options for the three months ended October 31, 2010 and October 31, 2009, respectively, because their effect would have been anti-dilutive.

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2010	July 31, 2010
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	22,924	22,365
Software	663	626
Licenses and databases	1,324	1,317
Accumulated amortization	(23,632)	(21,989)
Net intangibles	$11,976	$13,016

Aggregate amortization expense on amortizable intangible assets was $1.3 million and $1.0 million for the three months ended October 31, 2010 and 2009, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2010	$175,870
Goodwill recorded during the period	972
Effect of foreign currency exchange rates	1,596
Balance as of October 31, 2010	$178,438

NOTE 6 - Share-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following is a summary of option activity for the Company's stock options during fiscal 2011:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2010	8,052	$29.07
Grants of options	222	$33.03
Exercises	(11)	$18.28
Forfeitures or expirations	(40)	$35.38

Outstanding at October 31, 2010	8,223	$29.16	7.31	$40,983

Exercisable at October 31, 2010	3,851	$26.38	6.01	$29,824

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 6,745,095 options that were in-the-money at October 31, 2010.

As set forth in the table below, the stock-based compensation expense recognized during the three months ended October 31, 2010 was $4.6 million, compared to $4.3 million during the three months ended October 31, 2009.

	Three Months Ended October 31,
	2010	2009
General and Administrative	$4,331	$4,007
Yard operations	305	278
	$4,636	$4,285

There were no material compensation costs capitalized as part of the cost of an asset as of October 31, 2010 and 2009.

In April 2009, the Compensation Committee of the Company's Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company's Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company's Chief Executive Officer (and then President), of nonqualified stock options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $30.21 per share, which equaled the closing price of the Company's common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting monthly over the subsequent four years.  Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant. If, prior to a change in control, either executive's employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive's stock option will immediately vest.  If, upon or following a change in control, either the Company or a successor entity terminates the executive's service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The value of each option at the date of grant was $13.04. The total compensation expense to be recognized by the Company over the five year estimated service period is approximately $26.1 million per grant.

NOTE 7 - Common Stock Repurchases

In October 2007, the Company's Board of Directors approved a 20 million share increase in the Company's stock repurchase program, bringing the total current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 2,249,826 shares during the three months ended October 31, 2010 at a weighted average price of $33.65 per share totaling $75.7 million. The Company did not repurchase any shares for the three months ended October 31, 2009. The total number of shares repurchased under the program as of October 31, 2010 was approximately 16 million, leaving approximately 13 million available for repurchase by the Company under the repurchase program.

In the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. Approximately $7.4 million was remitted to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2010-Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010-Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890

(1) Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

  NOTE 8 - Segments and Other Geographic Reporting

  The Company's North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

  NOTE 9 - Comprehensive Income

  The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended October 31,
	2010	2009
Net income, as reported	$37,823	$35,270
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	4,258	1,540
Comprehensive income	$42,081	$36,810

  NOTE 10 - Recent Accounting Pronouncements

  As discussed in Note 1, on August 1, 2010 the Company adopted ASU No. 2009-13. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The Company prospectively adopted the standard and applied it to its revenue arrangements containing multiple deliverables.

  NOTE 11 - Legal Proceedings

  The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

  On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking $2.0 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. The Company believes the claim is without merit and is defending the lawsuit vigorously.

  The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. When a range of outcomes can be identified the Company will recognize an expense in the financials in an amount equal to the lower end of the range. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our consolidated financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against us. There is no assurance that the Company will have insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

  NOTE 12 - Income Taxes

  The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

  As of October 31, 2010, the total gross unrecognized tax benefits increased by approximately $0.7 million to $24.1 million, including interest and penalty.

  As of October 31, 2010, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the three months ended October 31, 2010 was approximately $0.5 million.

  The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the states of New Jersey and Connecticut for fiscal years 2006, 2007, 2008 and 2009. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2007, with the exception of New Jersey. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

  The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart Europe, because it plans to permanently reinvest the earnings of its foreign operations as of October 31, 2010. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

  NOTE 13 - Credit Facility

  On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility). Currently available under the Credit Agreement is $150 million, subject to a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the US prime rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end of the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after our debt to EBITDA ratio exceeds 1.0:1.0. At October 31, 2010, the debt to EBITDA ratio was less than 1.0:1.0. As of October 31, 2010 and July 31, 2010, we did not have an outstanding balance under the Credit Facility.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.–"Risk Factors" of this Form 10-Q and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. The Company may

  from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

  The following table sets forth facilities that we have acquired or opened from August 1, 2008 through October 31, 2010:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Louisville, Kentucky	Greenfield		September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts
Bristol, England	Acquisition		January 2010	United Kingdom
Bedford, England	Acquisition		January 2010	United Kingdom
Colchester, England	Acquisition		January 2010	United Kingdom
Gainsborough, England	Acquisition	**	January 2010	United Kingdom
Luton, England	Acquisition		January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield		February 2010	Pennsylvania
Homestead, Florida	Greenfield		September 2010	Florida

  _________________________

  * Former Motors Auction Group (MAG) Facility

  ** Closed in fiscal 2010

  The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, the Company has certain contracts inherited through its UK acquisitions that require the Company to act as a principle, purchasing vehicles from the insurance companies and reselling them for our own account. It is the Company's intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principled transactions relative to total revenue will impact revenue growth and margin percentages.

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

  Revenue Recognition

  We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, towing, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our buyer and seller agreements.

  In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated;

(ii)	require an entity to allocate consideration in an arrangement using its best estimate of selling prices (“BSP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method

  On August 1, 2010, we prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, we recognize in the period earned certain revenues, primarily towing fees, titling fees and seller storage fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized approximately $9.1 million in service revenue and $8.8 million in yard operation expenses associated with that service revenue which would have otherwise been recognized in future periods.

  We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using management’s best estimate, as VSOE and TPE are not available for our service offerings. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption, we used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

  The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of our current contracts, collecting the proceeds from the buyer. Upon adoption of the new accounting standard for evaluating multiple-element arrangements, pre-sale services, including towing, title processing, preparation and storage, and sale fees meet the criteria for separate units of accounting. Generally, the revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers, who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement consideration becomes fixed or determinable.

  Vehicle sales, where we purchase and remarket vehicles on our own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the buyer, and we record the gross sales price as revenue.

  We also provide a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed to determine whether we have met the requirements to separate them into units of accounting within a multiple-element arrangement. We have concluded that the sale and the post-sale services are separate units of accounting. The fees for sale services are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the relative selling price method.

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

  We apply the provisions of the guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criteria of "so abnormal" as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

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

  Income Taxes and Deferred Tax Assets

  We account for income taxes under the asset and liability method. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of October 31, 2010, we had approximately $0.8 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

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

  Based on our results for the three months ended October 31, 2010, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.6 million.

  We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.

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

  Share-based Compensation

  We account for our share-based awards to employees and non-employees using the fair value method. Compensation cost related to share-based payment transactions are recognized based on the fair value of the equity or liability instruments issued. Determining the fair value of options using the Black-Scholes model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

  Retained Insurance Liabilities

  We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $4.4 million as of October 31, 2010. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $350,000 annually. If our total payroll changed by 10% we estimate that our workers' compensation expense would change by less than $100,000 and our accrual for workers' compensation expenses would change by less than $100,000 annually. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000 annually.

  Segment Reporting

  Our North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

  Recently Issued Accounting Standards

  The information set forth above under Note 10 - Recent Accounting Pronouncements contained in the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

  Results of Operations

  Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

  Revenues.

  The following sets forth information on customer revenue by class (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$179,580	84%	$153,765	83%
Vehicle sales	33,087	16%	31,696	17%
	$212,667	100%	$185,461	100%

  Service Revenues. On August 1, 2010, we adopted ASU 2009-13, Revenue Arrangements with Multiple Deliverables, (ASU 2009-13) on a prospective basis. Consequently, the Company recognized in the quarter certain revenues, primarily towing fees, titling fees and seller storage fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized approximately $9.1 million in revenue during the three months ended October 31, 2010 which would have otherwise been recognized in future periods.

  Service revenues were approximately $179.6 million during the three months ended October 31, 2010 compared to $153.8 million for the same period last year, an increase of $25.8 million, or 16.8%. Excluding the impact from the adoption of ASU 2009-13 which increased revenue by $9.1 million, revenue increased by $16.7 million. Growth in unit volume generated $13.4 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships and the migration from the principal model to the agency model in the UK. Increased revenue per car, which was driven primarily by growth in the average selling price of vehicles relative to the comparable quarter last year, resulted in a $3.9 million increase in service fee revenue. Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was primarily due to: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the movement of these factors nor can we determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.57 dollars to the pound and 1.64 dollars to the pound for the three months ended October 31, 2010 and 2009, respectively, and led to a reduction in service revenue of $0.6 million.

  Vehicle Sales. We have certain contracts in the UK that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were approximately $33.1 million during the three months ended October 31, 2010 compared to $31.7 million for the same period last year, an increase of $1.4 million, or 4.4%. The increase in vehicle sales revenue was due to the rise in the average selling price of vehicles which resulted in increased revenue of $4.4 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume reflects the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $1.8 million. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $1.2 million.

  Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were approximately $86.2 million during the three months ended October 31, 2010 compared to $69.9 million for the same period last year, an increase of approximately $16.2 million, or 23.2%. The increase was driven by the growth in volume of units processed, an impairment of an airplane of $1.2 million and the adoption of ASU 2009-13 on August 1, 2010. As a result of the adoption of ASU 2009-13, we recognized in the quarter certain revenues and expenses associated primarily with towing fees, titling fee and seller storage fees, which were previously deferred until the period the car associated with those services was sold. The expenses recognized in this quarter, which would have otherwise been recognized in future periods was approximately $8.8 million. There was a beneficial impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.4 million.

  Operation depreciation and amortization expenses were $9.4 million and $8.5 million for the three months ended October 31, 2010 and 2009, respectively.

  Cost of Vehicle Sales. The cost of vehicle sales were approximately $28.2 million during the three months ended October 31, 2010 compared to $24.4 million for the same period last year, an increase of approximately $3.8 million, or 15.5%. Cost per unit sold increased and represented a $5.6 million increase relative to last year. Unit volume decline lead to a reduction of $0.8 million and was due primarily to the migration of certain contracts in the UK from a principal basis to a fee basis. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.0 million.

  General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were approximately $27.0 million for the three months ended October 31, 2010 compared to $23.9 million for the same period last year, an increase of approximately $3.1 million, or 12.8%. The growth in general and administrative costs was due primarily to increased advertising costs as we invested in events and media promotions to generate new member activity and technology costs as we continue to modify our IT systems and our seller interfaces. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was approximately $0.1 million.

  General and administrative depreciation and amortization expenses were $2.3 million and $2.2 million for the three months ended October 31, 2010 and 2009, respectively.

  Other Income (Expense). Total other income was approximately $0.6 million during the three months ended October 31, 2010 and 2009.

  Income Taxes. Our effective income tax rates for the three months ended October 31, 2010 and 2009 were approximately 37.1% and 38.2%, respectively. The decrease was driven primarily by the geographical allocation of income.

  Net Income. Due to the foregoing factors, we realized net income of approximately $37.8 million for the three months ended October 31, 2010, compared to net income of approximately $35.3 million for the same period last year.

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

  Our primary source of working capital is net income. Accordingly, factors affecting net income are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality, (ii) market wins and losses, (iii) supplier mix, (iv) accident frequency, (v) salvage frequency, (vi) change in market share of our existing suppliers, (vii) commodity pricing, (viii) used car pricing, (ix) foreign currency exchanges rates, (x) product mix, and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections in this Form 10-Q.

  As of October 31, 2010, we had working capital of approximately $300.5 million, including cash and cash equivalents of approximately $260.5 million. Cash and cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by approximately $7.7 million from July 31, 2010 to October 31, 2010.

  We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

  Operating Activities

  Net cash provided by operating activities decreased by approximately $0.2 million to $77.5 million during the three months ended October 31, 2010 when compared to the three months ended October 31, 2009, due to the timing of routine changes in working capital items.

  Investing Activities

  Capital expenditures were approximately $14.8 million and $23.5 million for the three months ended October 31, 2010 and 2009, respectively. Our capital expenditures are related primarily to lease buyouts of existing facilities, opening and improving facilities and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures as of October 31, 2010.

  Included in capital expenditures for the quarter are capitalized software development costs for new software for internal use and major software enhancements to existing software.  These capitalized costs were approximately $5.7 million during the quarter and totaled approximately $16.8 million at the end of the quarter.   If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs may be impaired.

  Financing Activities

  For the three months ended October 31, 2010 and 2009, we generated approximately $0.8 million and $3.5 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements.

  In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 2,249,826 shares at a weighted average price of $33.65 per share totaling $75.7 million during the three months ended October 31, 2010. We did not repurchase any shares under the share repurchase program during the three months ended October 31, 2009. The total number of shares repurchased under the program as of October 31, 2010 was approximately 16 million, leaving approximately 13 million available for repurchase by us under the repurchase program.

  Credit Facility

  On March 6, 2008, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for a $200 million revolving credit facility (the Credit Facility). Currently available under the Credit Agreement is $150 million, subject to a $100 million foreign currency borrowing sublimit and a $50 million letter of credit sublimit. Amounts borrowed under the Credit Facility may be used for repurchases of stock, capital expenditures, working capital and other general corporate purposes. The Credit Facility matures and all outstanding borrowings are due on the fifth anniversary of the Credit Agreement (the Maturity Date), with annual reductions in availability of $25 million on each of the first three anniversaries of the Credit Agreement. Amounts borrowed under the Credit Facility may be repaid and re-borrowed until the Maturity Date and bear interest, at our option, at either Eurocurrency Rate plus 0.5% to 0.875%, depending on the leverage ratio, as defined in the Credit Agreement, at the end of the previous quarter or at the US prime rate. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Credit Facility requires us to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee ranges from 0.075% to 0.15% depending on the leverage ratio as of the end on the previous quarter. The Credit Facility contains customary representations and warranties and places certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, and dividends, distributions and redemptions of capital stock. In addition, the Credit Agreement provides for a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Credit Facility is guaranteed by our material domestic subsidiaries. The Credit Facility contains restrictions with respect to investments, mergers and acquisitions, dividends and distributions and redemptions of capital stock, these restrictions become effective only after our debt to EBITDA ratio exceeds 1.0:1.0. At October 31, 2010, the debt to EBITDA ratio was less than 1.0:1.0. As of October 31, 2010 and July 31, 2010, we did not have an outstanding balance under the Credit Facility.

  Lease, Purchase and Other Contractual Obligations

  During the three months ended October 31, 2010, we entered into a three year contract with King Entertainment, Inc., dba Kenny Bernstein Racing, to sponsor Brandon Bernstein's participation in NHRA (National Hot Rod Association) events.  The total commitment is approximately $13.8 million and will be recognized ratably as each event occurs.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

  Interest Rate Risk

  The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of October 31, 2010, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of October 31, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the three months ended October 31, 2010, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

  Foreign Currency and Translation Exposure

  Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $4.4 million for the three months ended October 31, 2010. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

  Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At October 31, 2010, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $28.5 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

  We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

  ITEM 4. CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures

  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including our Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  The information set forth above under Note 11 - Legal Proceedings contained in the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

  ITEM 1A. RISK FACTORS

  Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A, Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

  We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

  Although no single customer accounted for more than 10% of our revenue during the three months ended October 31, 2010, historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

  During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited (Century), Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited (AG Watson), all located within the UK. In fiscal 2010, we completed the acquisition of D Hales Limited (D Hales) which is also located in the UK. We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets.

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
    the need to localize our product offerings, particularly with respect to VB2;
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

  We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. There can be no assurance that we will be able to:

    continue to acquire additional facilities on favorable terms;
    expand existing facilities in no-growth regulatory environments;
    increase revenues and profitability at acquired and new facilities;
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

  Our ability to manage growth depends not only on our ability to successfully integrate new facilities, but also on our ability to:

    hire, train and manage additional qualified personnel;
    establish new relationships or expand existing relationships with vehicle sellers;
    identify and acquire or lease suitable premises on competitive terms;
    secure adequate capital; and
    maintain the supply of vehicles from vehicle sellers.

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

    fluctuations in the market value of salvage and used vehicles;
    the impact of foreign exchange gain and loss as a result of our recently acquired companies in the UK;
    our ability to successfully integrate our newly acquired operations in the UK and any additional international markets we may enter;
    the availability of salvage vehicles;
    variations in vehicle accident rates;
    member participation in the Internet bidding process;
    delays or changes in state title processing;
    changes in international, state or federal laws or regulations affecting salvage vehicles;
    changes in local laws affecting who may purchase salvage vehicles;
    our ability to integrate and manage our acquisitions successfully;
    the timing and size of our new facility openings;
    the announcement of new vehicle supply agreements by us or our competitors;
    the severity of weather and seasonality of weather patterns;
    the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;
    the availability and cost of general business insurance;
    labor costs and collective bargaining;
    acceptance of buyers and sellers of our Internet-based model deploying VB2, a proprietary Internet auction-style sales technology;
    changes in the current levels of out of state and foreign demand for salvage vehicles;
    the introduction of a similar Internet product by a competitor; and
    the ability to obtain necessary permits to operate.

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

  Our Internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, financial condition, or results of operations.

  Implementation of VB2 in our operations has increased the relative importance of intellectual property rights to our business. Our intellectual property rights include a patent for VB2 as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

  Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 15% of our common stock as of October 31, 2010. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

  Participants in the salvage vehicle sales industry are subject to and may be required to expend funds to ensure compliance with a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

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

  Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of October 31, 2010, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $178.4 million.

  Pursuant to FASB ASC 350, Intangibles-Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that a goodwill impairment is required with respect to our acquisitions in the UK. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

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

  ITEM 5. OTHER INFORMATION

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

Date: December 3, 2010