Form 10-Q
period 2011-01-31
COPART INC
filed 2011-03-07
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2011

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

Number of shares of the Registrant's Common Stock outstanding as of March 4, 2011: 70,289,559

Copart, Inc.

Index to the Quarterly Report

January 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	January 31, 2011	July 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$203,954	$268,188
Accounts receivable, net	136,972	109,061
Vehicle pooling costs	20,148	29,890
Inventories	5,890	4,976
Income taxes receivable	4,585	10,958
Deferred income taxes	1,073	—
Prepaid expenses and other assets	19,731	14,342
Total current assets	392,353	437,415
Property and equipment, net	575,686	573,514
Intangibles, net	10,836	13,016
Goodwill	177,882	175,870
Deferred income taxes	10,904	10,213
Other assets	20,750	18,784
Total assets	$1,188,411	$1,228,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,428	$93,740
Deferred revenue	6,963	10,642
Income taxes payable	1,846	1,314
Deferred income taxes	—	1,154
Short-term debt	50,656	374
Total current liabilities	160,893	107,224
Deferred income taxes	9,390	9,748
Income taxes payable	25,098	23,369
Long-term debt	350,474	601
Other liabilities	1,222	636
Total liabilities	547,077	141,578
Commitments and contingencies
Shareholders' equity:
Common stock, no par value - 180,000 shares authorized; 70,199 and 84,363 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	316,482	365,507
Accumulated other comprehensive loss	(29,574)	(32,741)
Retained earnings	354,426	754,468
Total shareholders' equity	641,334	1,087,234
Total liabilities and shareholders' equity	$1,188,411	$1,228,812

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(in thousands except per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
Net sales and revenue:
Service revenues	$173,742	$149,468	$353,322	$303,233
Vehicle sales	33,638	27,133	66,725	58,830
Total service revenues and vehicle sales	207,380	176,601	420,047	362,063

Operating costs and expenses:
Yard operations	94,473	75,733	190,438	154,180
Cost of vehicle sales	27,002	22,181	55,208	46,610
General and administrative	25,710	25,455	54,611	51,547
Total operating costs and expenses	147,185	123,369	300,257	252,337
Operating income	60,195	53,232	119,790	109,726
Other income (expense):
Interest expense	(417)	(21)	(432)	(164)
Interest income	133	63	214	135
Other income (expense), net	806	(102)	1,311	529
Total other income (expense)	522	(60)	1,093	500
Income before income taxes	60,717	53,172	120,883	110,226
Income taxes	22,824	17,439	45,164	39,221
Net Income	$37,893	$35,733	$75,719	$71,005

Earnings per share-basic
Basic net income per share	$0.47	$0.42	$0.92	$0.84
Weighted average common shares outstanding	81,240	84,108	82,492	84,077

Earnings per share-diluted
Diluted net income per share	$0.46	$0.42	$0.91	$0.84
Weighted average common shares and dilutive potential common shares outstanding	81,955	84,927	83,180	84,937

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net income	$75,719	$71,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,089	21,078
Allowance for doubtful accounts	280	304
Deferred rent	(282)	(244)
Share-based compensation	9,116	8,883
Excess tax benefits from share-based compensation	(1,043)	(2,449)
Loss (gain) on sale and impairment of property and equipment	2,256	(77)
Deferred income taxes	(3,434)	(5,006)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(28,225)	(10,010)
Vehicle pooling costs	9,810	(2,065)
Inventory	(817)	583
Prepaid expenses and other current assets	(5,157)	(3,854)
Other assets	(105)	353
Accounts payable and accrued liabilities	6,030	6,106
Deferred revenue	(3,682)	(248)
Income taxes receivable	7,534	(1,323)
Income taxes payable	2,234	(232)
Net cash provided by operating activities	93,323	82,804
Cash flows from investing activities:
Purchases of property and equipment	(42,335)	(39,847)
Proceeds from sale of property and equipment	20,216	1,711
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(16)	(21,367)
Net cash used in investing activities	(22,135)	(59,503)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,861	2,479
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,077	1,087
Repurchase of common stock	(538,997)	(3,544)
Excess tax benefit from share-based payment arrangements	1,043	2,449
Proceeds from issuance of debt	400,000	—
Debt issuance costs	(2,023)	—
Net cash (used in) provided by financing activities	(136,039)	2,471

Effect of exchange rate changes on cash	617	827
Net (decrease) increase in cash and cash equivalents	(64,234)	26,599

Cash and cash equivalents at beginning of period	268,188	162,691
Cash and cash equivalents at end of period	$203,954	$189,290
Supplemental disclosure of cash flow information:
Interest paid	$80	$163
Income taxes paid	$38,817	$45,748

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2011
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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2011 and July 31, 2010, and its consolidated statements of income and cash flows for the three and six months ended January 31, 2011 and January 31, 2010. Interim results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2011. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use the Company's Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to its member and seller agreements.

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of the Company's current North American contracts, collecting the proceeds from the member. Upon adoption of the new accounting standard for evaluating multiple-element arrangements as discussed below, pre-sale services, including towing, title processing, preparation and storage, sale fees and certain other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

Vehicle sales, where vehicles are purchased and remarketed on our own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the member, and the gross sales price is recorded as revenue.

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

(ii)	require an entity to allocate consideration in an arrangement using its best estimate of selling prices (BSP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

On August 1, 2010, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, the Company recognizes in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold.

As a result of this adoption, for the three months ended January 31, 2011, the Company recognized approximately $3.6 million in additional service revenue and $3.4 million in additional yard operation expenses. For the six months ended January 31, 2011 the Company recognized approximately $12.7 million in additional service revenue and $12.2 million in additional yard operation expenses associated with that service revenue which would have otherwise been recognized in future periods.

The Company allocates arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices, when VSOE and TPE are not available, are determined using management's best estimate. The adoption of ASU 2009-13 had no material impact on net income or net income per share. Significant inputs in the Company's estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption, the Company used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

NOTE 2 - Cash and Cash Equivalents

Fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of January 31, 2011, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$66,743	$—	$—	$—	$66,743
Money market funds	137,211	—	—	—	137,211
Total	$203,954	$—	$—	$—	$203,954

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

NOTE 4 - Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Basic weighted average shares outstanding	81,240	84,108	82,492	84,077
Effect of dilutive securities - stock options	715	819	688	860
Diluted weighted average shares outstanding	81,955	84,927	83,180	84,937

Excluded from the dilutive earnings per share calculation were 1,575,097 and 5,923,327 stock options for the three months ended January 31, 2011 and January 31, 2010, respectively, and 3,962,032 and 5,799,298 stock options for the six months ended January 31, 2011 and January 31, 2010, respectively, because their effect would have been anti-dilutive.

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2011	July 31, 2010
Amortized intangibles:
Covenants not to compete	$10,697	$10,697
Supply contracts	22,728	22,365
Software	657	626
Licenses and databases	1,330	1,317
Accumulated amortization	(24,576)	(21,989)
Net intangibles	$10,836	$13,016

Aggregate amortization expense on amortizable intangible assets was $1.0 million for the three months ended January 31, 2011 and 2010, and $2.3 million and $2.1 million for the six months ended January 31, 2011 and 2010, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2010	$175,870
Goodwill recorded during the period	972
Effect of foreign currency exchange rates	1,040
Balance as of January 31, 2011	$177,882

NOTE 6 - Share-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following is a summary of option activity for the Company's stock options for the six months ended January 31, 2011:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2010	8,052	$29.07
Grants of options	337	$33.13
Exercises	(224)	$20.36
Forfeitures or expirations	(71)	$34.14

Outstanding at January 31, 2011	8,094	$29.44	7.21	$79,532

Exercisable at January 31, 2011	3,989	$27.18	6.13	$48,232

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 7,938,279 options that were in-the-money at January 31, 2011.

As set forth in the table below, the stock-based compensation expense recognized during the three months ended January 31, 2011 was $4.5 million, compared to $4.6 million during the three months ended January 31, 2010 and $9.1 million for the six months ended January 31, 2011 compared to $8.9 million during the six months ended January 31, 2010.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
General and Administrative	$4,230	$4,323	$8,561	$8,329
Yard operations	249	275	555	554
	$4,479	$4,598	$9,116	$8,883

There were no material compensation costs capitalized as part of the cost of an asset as of January 31, 2011 and 2010.

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

NOTE 7 - Common Stock Repurchases

In October 2007, the Company's Board of Directors approved a 20 million share increase in the Company's stock repurchase program, bringing the total then current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 2,249,826 shares at a weighted average price of $33.65 per share totaling $75.7 million under the repurchase program during the six months ended January 31, 2011. The Company did not repurchase any shares for the six months ended January 31, 2010. The total number of shares repurchased under the program as of January 31, 2011 was approximately 16 million, leaving approximately 13 million available for repurchase by the Company under the repurchase program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 10,526,315 shares of its common stock at a price of $38.00 per share. In connection with the tender offer, the Company accepted for purchase 12,172,088 shares of its common stock. The shares accepted for purchase are comprised of the 10,526,315 shares the Company offered to purchase and an additional 1,645,773 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The earnings per share impact of the repurchased shares on the weighted average of common shares outstanding for the three and six months ended January 31, 2011 is approximately $0.01.

In the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second quarter of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. Approximately $8.2 million was remitted to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employee	Average Share Price for Withholding	Tax Withholding (in 000's)
FY 2010-Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010-Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890
FY 2011-Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748

(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

NOTE 8 - Segments and Other Geographic Reporting

The Company's North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

NOTE 9 - Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net income, as reported	$37,893	$35,733	$75,719	$71,005
Other comprehensive (loss) gain:
Foreign currency translation adjustments, net of tax effects	(1,091)	(4,397)	3,167	(2,857)
Total other comprehensive income	$36,802	$31,336	$78,886	$68,148

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

NOTE 11 - Legal Proceedings and Other Matters

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. This litigation includes the following matters:

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against Copart in the Superior Court in the County of New Castle, Delaware. CARS is seeking in excess of $1.0 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. The Company believes the claim is without merit and is defending the lawsuit vigorously.

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

During the quarter a state sales tax audit was initiated but has not been completed.  During the preliminary phase of the audit the Company was advised that the state will take the position that sales from that state, which are otherwise nontaxable, are subject to the collection and remittance of sales tax solely because they are made to foreign (i.e., non-US) purchasers.   The audit is not complete and no assessment has been made by the state.  Nevertheless, the Company has received advice from its legal and tax advisers that based on state and federal law, as well as the documentation possessed by the Company, such sales to foreign purchasers should not be subject to sales tax. Accordingly, the Company believes that if a sales tax assessment is issued with respect to such foreign sales the assessment will eventually be removed or reversed in its entirety. While a negative outcome may have a material effect on the period during which it is resolved, the Company has concluded that a negative outcome is not probable. Further, because the state's position has not been finalized or formally conveyed to the Company and because in prior audits the state exempted sales to certain international buyers the Company cannot estimate the measure upon which any possible tax may be assessed and, accordingly, the Company cannot estimate the amount of the possible loss or the range of possible loss.

NOTE 12 - Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As of January 31, 2011, the total gross unrecognized tax benefits increased by approximately $1.7 million to $25.1 million, including interest and penalties.

As of January 31, 2011, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties for the six months ended January 31, 2011 was approximately $1.1 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the states of New Jersey, Connecticut and Florida for fiscal years 2006, 2007, 2008 and 2009. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2007, with the exception of New Jersey. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart Europe, because it plans to permanently reinvest the earnings of its foreign operations as of January 31, 2011. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

NOTE 13 - Credit Facility

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes the Company's previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million Revolving Credit Facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (the Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan).

On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. The Term Loan matures and all outstanding borrowings are due on December 14, 2015, with quarterly payments of $12.5 million in principal plus interest to be made beginning March 31, 2011 through the maturity date. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At the end of the period the interest rate was the Eurocurrency Rate plus 1.50%. The Credit Facility is guaranteed by the Company's material domestic subsidiaries.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the Company's leverage ratio, as of the end on the previous quarter. The Company had no outstanding borrowings under the Revolving Credit at the end of the period.

The Amended and Restated Credit Agreement contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock.  In addition, the Amended and Restated Credit Agreement provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures.  The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control.  The Company is in compliance with all covenants as of January 31, 2011. Please refer to the commercial commitment table in the Lease, Purchase, and Other Contractual Obligations section for the payment schedule.

NOTE 14 – Restructuring

The Company will be relocating its corporate headquarters to Dallas, TX in 2012.  Copart will also create three divisional processing centers located in Fairfield, CA; Grand Prairie, TX and Hartford, CT. Certain functions currently performed at the Fairfield, CA corporate headquarters will transition to these centers over the next two years.

On January 3, 2011, the Company sold its corporate headquarters building in Fairfield, CA for $16.5 million and entered into a two year lease with a six month extension option at the end of the lease term. The sale lease-back transaction was accounted for under ASC 840-40 Sales Lease-back Transactions. The gain of $1.6 million will be recognized over the two year lease term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.-"Risk Factors" of this Form 10-Q and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment, or fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the UK.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through January 31, 2011:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Louisville, Kentucky	Greenfield		September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts
Bristol, England	Acquisition		January 2010	United Kingdom
Bedford, England	Acquisition		January 2010	United Kingdom
Colchester, England	Acquisition		January 2010	United Kingdom
Gainsborough, England	Acquisition	**	January 2010	United Kingdom
Luton, England	Acquisition		January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield		February 2010	Pennsylvania
Homestead, Florida	Greenfield		September 2010	Florida

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

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of our current North American contracts, collecting the proceeds from the member. Upon adoption of the new accounting standard for evaluating multiple-element arrangements, pre-sale services, including towing, title processing, preparation and storage, sale fees and certain other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances.

For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services are recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

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

(ii)	require an entity to allocate consideration in an arrangement using its best estimate of selling prices (BSP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

On August 1, 2010, we prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, we recognize in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this adoption, for the three months ended January 31, 2011, we recognized approximately $3.6 million in additional service revenue and $3.4 million in additional yard operation expenses. For the six months ended January 31, 2011 we recognized approximately $12.7 million in additional service revenue and $12.2 million in additional yard operation expenses associated with that service revenue which would have otherwise been recognized in future periods.

We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices, when VSOE and TPE are not available, are determined using management’s best estimate. The adoption of ASU 2009-13 had no material impact on net income or net income per share. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption, we used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

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

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with U.S. GAAP. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2011, we had approximately $0.8 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

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

Based on our results for the six months ended January 31, 2011, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $1.2 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $5.3 million as of January 31, 2011. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.2 million and our medical accrual would change by approximately $350,000. If our total payroll changed by 10% we estimate that our workers' compensation expense would change by less than $100,000 and our accrual for workers' compensation expenses would change by less than $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

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

Results of Operations

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$173,742	84%	$149,468	85%
Vehicle sales	33,638	16%	27,133	15%
	$207,380	100%	$176,601	100%

Service Revenues. Service revenues were approximately $173.7 million during the three months ended January 31, 2011 compared to $149.5 million for the same period last year, an increase of $24.3 million, or 16.2%. Growth in unit volume generated $21.7 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Revenue per car was relatively flat as the increase in revenue per car resulting from higher scrap metal and used car pricing was offset by growth in volume process from suppliers with below average revenue per car. Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the average selling price was impacted by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences, we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.58 dollars to the pound and 1.63 dollars to the pound for the three months ended January 31, 2011 and 2010, respectively, and led to a reduction in service revenue of $0.6 million.

In addition, on August 1, 2010, we adopted ASU 2009-13. Consequently, we recognized in the quarter certain revenues, primarily towing, title processing, preparation and storage, sale fees and certain other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized an increase of approximately $3.6 million in revenue during the three months ended January 31, 2011 which would have otherwise been recognized in future periods.

Vehicle Sales. We have certain contracts in the UK that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $33.6 million during the three months ended January 31, 2011 compared to $27.1 million for the same period last year, an increase of $6.5 million, or 24.0%. The increase in vehicle sales revenue was primarily due to the rise in the average selling price of vehicles which resulted in increased revenue of $4.4 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences, we cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export nor can we predict their future movement. Accordingly, we cannot quantify the specific impact of commodity pricing, we cannot predict the future movement in commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume resulted in an increase in vehicle sales revenue of $1.2 million. Also, during the quarter we had a beneficial settlement of a dispute with Her Majesty’s Revenue and Customs (HMRC) respecting the proper apportionment of gross proceeds between revenue and VAT. This settlement, which affects historical transactions, resulted in the recognition of approximately $1.8 million in vehicle sales revenue. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.9 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $85.1 million during the three months ended January 31, 2011 compared to $67.3 million for the same period last year, an increase of approximately $17.8 million, or 26.5%.

The increase was driven primarily by i) the growth in volume of units processed of approximately 15%; and ii) the adoption of ASU 2009-13 of approximately $3.4 million, iii) the impairment of the carrying value of certain real property of approximately $1.3 million and iv) the general growth in program costs associated with new business segments. As a result of the adoption of ASU 2009-13 on August 1, 2010, we recognized in the quarter certain revenues and expenses associated primarily with towing, title processing, preparation and storage, sale fees and certain other enhancement service fees, which were previously deferred until the period the car associated with those revenues and expenses was sold. There was a beneficial impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.4 million.

Operation depreciation and amortization expenses were $9.4 million and $8.5 million for the three months ended January 31, 2011 and 2010, respectively, due primarily to the addition or completion of leasehold improvements, buildings, yard and computer equipment.

Cost of Vehicle Sales. The cost of vehicle sales were $27.0 million during the three months ended January 31, 2011 compared to $22.2 million for the same period last year, an increase of approximately $4.8 million, or 21.7%. The increase in the cost per unit sold represented a $3.9 million increase relative to last year. Unit volume increase led to an increase of $1.6 million. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.7 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $23.7 million for the three months ended January 31, 2011 compared to $23.4 million for the same period last year, an increase of $0.3 million. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was approximately $0.1 million.

General and administrative depreciation and amortization expenses were $2.0 million and $2.1 million for the three months ended January 31, 2011 and 2010, respectively.

Other Income (Expense). Interest expense grew by $0.3 million reflecting the impact of the new $400.0 million term loan funded January 14, 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets and will fluctuate based on the nature of those activities during the period. Total other income was $0.5 million and expense of approximately $0.1 million during the three months ended January 31, 2011 and 2010, respectively.

Income Taxes. Our effective income tax rates for the three months ended January 31, 2011 and 2010 were approximately 37.6% and 32.8%, respectively. The lower tax rate during the second quarter of 2010 was primarily driven by the UK income tax benefit we had received relating to interest expense for fiscal year 2008 to 2010.

Net Income. Due to the foregoing factors, we realized net income of approximately $37.9 million for the three months ended January 31, 2011, compared to net income of approximately $35.7 million for the same period last year.

Six Months Ended January 31, 2011 Compared to Six Months Ended January 31, 2010

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$353.322	84%	$303,233	84%
Vehicle sales	66.725	16%	58,830	16%
	$420,047	100%	$362,063	100%

Service Revenues. Service revenues were approximately $353.3 million during the six months ended January 31, 2011 compared to $303.2 million for the same period last year, an increase of $50.1 million, or 16.5%. Growth in unit volume generated $35.0 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Increased revenue per car, which was driven primarily by growth in the average selling price of vehicles relative to the comparable period last year, resulted in a $3.6 million increase in service fee revenue. Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was primarily due to: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences, we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.57 dollars to the pound and 1.63 dollars to the pound for the six months ended January 31, 2011 and 2010, respectively, and led to a reduction in service revenue of $1.2 million.

In addition, on August 1, 2010, we adopted ASU 2009-13. Consequently, for the six months ended January 31, 2011, the Company recognized certain revenues, primarily towing, title processing, preparation and storage, sale fees and certain other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized an increase of approximately $12.7 million in revenue during the six months ended January 31, 2011 which would have otherwise been recognized in future periods.

Vehicle Sales. We have certain contracts in the UK that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $66.7 million during the six months ended January 31, 2011 compared to $58.8 million for the same period last year, an increase of $7.9 million, or 13.4%. The increase in vehicle sales revenue was primarily due to the rise in the average selling price of vehicles which resulted in increased revenue of $8.8 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export nor can we predict their future movement. Accordingly, we cannot quantify the specific impact of commodity pricing, we cannot predict the future movement in commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume reflects the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $0.6 million. Also during the quarter we had a beneficial settlement of a dispute with HMRC respecting the proper apportionment of gross proceeds between revenue and VAT. This settlement, which affected historical transactions, resulted in the recognition of approximately $1.8 million in vehicle sales revenue. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $2.1 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $171.6 million during the six months ended January 31, 2011 compared to $137.2 million for the same period last year, an increase of approximately $34.4 million, or 25.1%. The increase was driven primarily by i) the growth in volume of units processed; ii) the adoption of ASU 2009-13; and iii) the general growth in program costs associated with new business segments. As a result of the adoption of ASU 2009-13 on August 1, 2010, we recognized certain revenues and expenses associated primarily with towing fees, titling fee and seller storage fees, which were previously deferred until the period the car associated with those revenues and expenses was sold. The expenses recognized for the six months ended January 31, 2011, which would have otherwise been recognized in future periods, was approximately $12.2 million. There was a beneficial impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.8 million.

Operation depreciation and amortization expenses were $18.8 million and $17.0 million for the six months ended January 31, 2011 and 2010, respectively, due primarily to the addition or completion of leasehold improvements, buildings, yard and computer equipment.

Cost of Vehicle Sales. The cost of vehicle sales were $55.2 million during the six months ended January 31, 2011 compared to $46.6 million for the same period last year, an increase of approximately $8.6 million, or 18.4%. Cost per unit sold increased and represented a $9.8 million increase relative to last year. Unit volume growth led to an increase of $0.5 million. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.7 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $50.3 million for the six months ended January 31, 2011 compared to $47.3 million for the same period last year, an increase of approximately $3.0 million, or 6.4%. The growth in general and administrative costs was due primarily to increased advertising costs as we invested in events and media promotions to generate new member activity and technology costs as we continue to develop our IT systems and our seller interfaces. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was approximately $0.1 million.

General and administrative depreciation and amortization expenses were $4.3 million for the six months ended January 31, 2011 and 2010.

Other Income (Expense). Interest expense grew by approximately $0.3 million reflecting the impact of the new $400.0 million term loan funded January 14, 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets and will fluctuate based on the nature of those activities during the period. Total other income was approximately $1.1 million and $0.5 million during the six months ended January 31, 2011 and 2010, respectively.

Income Taxes. Our effective income tax rates for the six months ended January 31, 2011 and 2010 were approximately 37.4% and 35.6%, respectively. The lower tax rate for the first six months in 2010 was primarily driven by the UK tax benefit we had received relating to interest expense for fiscal year 2008 to 2010.

Net Income. Due to the foregoing factors, we realized net income of $75.7 million for the six months ended January 31, 2011, compared to net income of $71.0 million for the same period last year.

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

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers' fees, buyers' fees and reimbursable advances from the proceeds of vehicle sales. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars deemed as totaled by the insurance companies. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

As of January 31, 2011, we had working capital of approximately $231.5 million, including cash and cash equivalents of approximately $204.0 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $64.2 million from July 31, 2010 to January 31, 2011.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $10.5 million to $93.3 million during the six months ended January 31, 2011 when compared to the six months ended January 31, 2010, due to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were $42.3 million and $39.8 million for the six months ended January 31, 2011 and 2010, respectively. Our capital expenditures are related primarily to opening and improving facilities, lease buyouts, acquiring yard and computer equipment and the development of software. Capital expenditures were offset by $20.2 million in proceeds from the sale of property and equipment, of which $16.2 million, net of $0.3 million of transaction costs was related to the sale of the corporate building. We have no material commitments for future capital expenditures as of January 31, 2011.

Included in capital expenditures for the quarter are capitalized software development costs for new software for internal use and major software enhancements to existing software. These capitalized costs were approximately $5.3 million during the quarter and totaled approximately $22.3 million at the end of the quarter. If, at any time, it is determined that capitalized software costs will not be recoverable an impairment charge for the unamortized portion of the capitalized development costs will be recorded.

Financing Activities

For the six months ended January 31, 2011 and 2010, we generated approximately $5.0 million and $6.0 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our 1994 Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total then current authorization to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 2,249,826 shares at a weighted average price of $33.65 per share totaling $75.7 million during the six months ended January 31, 2011. We did not repurchase any shares under the share repurchase program for the six months ending January 31, 2010. The total number of shares repurchased under the program as of January 31, 2011 was approximately 16 million, leaving approximately 13 million available for repurchase by us under the repurchase program.

On January 14, 2011, we completed a tender offer to purchase 12,172,088 shares of our common stock at a price of $38.00 per share totaling $462.5 million. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares was funded by the proceeds relating to the issuance of $400.0 million of debt.

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million Revolving Credit Facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (the Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan).

On January 14, 2011 we borrowed the full $400.0 million provided under the Term Loan. The Term Loan matures and all outstanding borrowings are due on December 14, 2015, with quarterly payments of $12.5 million in principal plus interest to be made beginning March 31, 2011 through the maturity date. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. The Credit Facility is guaranteed by our material domestic subsidiaries.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At the end of the period the interest rate was the Eurocurrency Rate plus 1.50%. The Credit Facility is guaranteed by our material domestic subsidiaries.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires us to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on our leverage ratio, as of the end on the previous quarter. We had no outstanding borrowings under the Revolving Credit at the end of the period.

The Amended and Restated Credit Agreement contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock.  In addition, the Amended and Restated Credit Agreement provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures.  The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control.  We are in compliance with all covenants as of January 31, 2011. Please refer to the commercial commitments table in the Lease, Purchase, and Other Contractual Obligations for the payment schedule.

Lease, Purchase and Other Contractual Obligations

During the six months ended January 31, 2011, we entered into a three year contract with King Entertainment, Inc., dba Kenny Bernstein Racing to sponsor Brandon Bernstein's participation in NHRA (National Hot Rod Association) events.  The total commitment is approximately $13.8 million and will be recognized ratably as each event occurs.

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2011 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Operating leases (1)	$91,579	$20,223	$29,108	$14,241	$28,007	$-
Capital leases (1)	763	340	391	32	-	-
Tax liabilities (2)	25,098	-	-	-	-	25,098
Total contractual obligations	$117,440	$20,563	$29,499	$14,273	$28,007	$25,098

	Amount of Commitment Expiration Per Period
Commercial Commitments (3)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Term Loan	$400,000	$50,000	$100,000	$250,000	$-	$-
Letter of credit	6,675	6,675	-	-	-	-
Total commercial commitments	$406,675	$56,675	$100,000	$250,000	$-	$-

(1) Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business, including the leaseback of the corporate office.

(2) Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3) Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions and a term loan used for financing.

During the quarter a state sales tax audit was initiated but has not been completed.  During the preliminary phase of the audit we were advised that the state will take the position that sales from that state, which are otherwise nontaxable, are subject to the collection and remittance of sales tax solely because they are made to foreign (i.e., non-US) purchasers. The audit is not complete and no assessment has been made by the state.  Nevertheless, we have received advice from our legal and tax advisors that based on state and federal law, as well as the documentation possessed by us, such sales to foreign purchasers should not be subject to sales tax.  Accordingly, we believe that if a sales tax assessment is issued with respect to such foreign sales the assessment will eventually be removed or reversed in its entirety.  While a negative outcome may have a material effect on the period during which it is resolved, we have concluded that a negative outcome is not probable. Further, because the state’s position has not been finalized or formally conveyed to us and because in prior audits the state exempted sales to certain international buyers we cannot estimate the measure upon which any possible tax may be assessed and, accordingly, we cannot estimate the amount of the possible loss or the range of possible loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

Interest Rate Risk

We are exposed to interest rate volatility with regard to existing and anticipated future issuances of debt. Primary exposures include movements in the London Interbank Offered Rates (LIBOR). Assuming average variable rate debt levels during the fiscal year, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $0.3 million, in fiscal year 2011. As of January 31, 2011, we have not entered into any interest rate swaps or forward interest rate contracts to mitigate the risk.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $4.6 million for the three months ended January 31, 2011. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2011, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $29.6 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material effect on our consolidated financial position.

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

Although no single customer accounted for more than 10% of our revenue during the three months ended January 31, 2011, historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

In addition, we anticipate our international operations will subject us to a variety of risks associated with operating on an international basis, including:

•the difficulty of managing and staffing foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•the need to localize our product offerings, particularly with respect to VB2;

•tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets; and

•exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates.

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

During 2004 in North America and during 2008 in the UK we converted all of our sales from a live auction process to an entirely Internet-based auction-style model based on technology developed internally by us. The conversion represented a significant change in the way we conduct business and presents numerous risks, including our increased reliance on the availability and reliability of our network systems. In particular, we believe the conversion presents the following risks, among others:

•Our operating results in a particular period could be adversely affected in the event our networks are not operable for an extended period of time for any reason, as a result of Internet viruses, or as a result of any other technological circumstance that makes us unable to conduct our virtual sales.

•Our business is increasingly reliant on internally developed technology, and we have limited historic experience developing technologies or systems for large-scale implementation and use.

•Our general and administrative expenses have tended to increase as a percentage of revenue as our information technology payroll has increased.

•The change in our business model may make it more difficult for management, investment analysts, and investors to model or predict our future operating results until sufficient historic data is available to evaluate the effect of the VB2 implementation over a longer period of time and in different economic environments.

•Our increasing reliance on proprietary technology subjects us to intellectual property risks, including the risk of third party infringement claims or the risk that we cannot establish or protect intellectual property rights in our technologies. We have filed patent applications for VB2 in the Netherlands, Canada, Australia, China, the European Union, Mexico and Japan, but we cannot provide any assurances that the patents will actually be issued, or if issued that the patents would not later be found to be unenforceable or invalid.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. There can be no assurance that we will be able to:

•continue to acquire additional facilities on favorable terms;

•expand existing facilities in no-growth regulatory environments;

•increase revenues and profitability at acquired and new facilities;

•maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions; or

•create new vehicle storage facilities that meet our current revenue and profitability requirements.

As we continue to expand our operations, our failure to manage growth could harm our business and adversely affect our results of operations and financial condition.

Our ability to manage growth depends not only on our ability to successfully integrate new facilities, but also on our ability to:

•hire, train and manage additional qualified personnel;

•establish new relationships or expand existing relationships with vehicle sellers;

•identify and acquire or lease suitable premises on competitive terms;

•secure adequate capital; and

•maintain the supply of vehicles from vehicle sellers.

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

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

•fluctuations in the market value of salvage and used vehicles;

•the impact of foreign exchange gain and loss as a result of our recently acquired companies in the UK;

•our ability to successfully integrate our newly acquired operations in the UK and any additional international markets we may enter;

•the availability of salvage vehicles;

•variations in vehicle accident rates;

•member participation in the Internet bidding process;

•delays or changes in state title processing;

•changes in international, state or federal laws or regulations affecting salvage vehicles;

•changes in local laws affecting who may purchase salvage vehicles;

•our ability to integrate and manage our acquisitions successfully;

•the timing and size of our new facility openings;

•the announcement of new vehicle supply agreements by us or our competitors;

•the severity of weather and seasonality of weather patterns;

•the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•the availability and cost of general business insurance;

•labor costs and collective bargaining;

•acceptance of buyers and sellers of our Internet-based model deploying VB2, a proprietary Internet auction-style sales technology;

•changes in the current levels of out of state and foreign demand for salvage vehicles;

•the introduction of a similar Internet product by a competitor; and

•the ability to obtain necessary permits to operate.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 19% of our common stock as of January 31, 2011. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

We may invest our excess cash in securities or money market funds backed by securities, which may include US treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risk factors may result in a loss or an impairment to our invested cash and may have a material effect on our consolidated financial statements.

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

Taxation risks could subject us to liability for past sales.

We typically do not collect sales taxes with respect to the sale of salvage vehicles.  Generally, our sales are made to buyers who are not subject to sales tax, and as part of our buyer qualification process, we require the buyer to provide appropriate exemption forms based upon our interpretation of the various state and federal laws.  If a state or other taxable jurisdiction determines the documentation possessed by us is insufficient to exempt certain sales from tax, we may be required to pay tax, interest, and penalties.   In addition, sales to the general public typically require us to collect sales tax from the buyer and remit it to the appropriate state agency.  Our failure to collect tax from the buyer and remit to the appropriate state agency may subject us to taxes, interest and penalties.  Currently, we are subject to a state sales tax audit where the state contends that sales from that state, which are otherwise non-taxable, are subject to the collection and remittance of sales tax solely because they are made to non-U.S. buyers.  Any liability for sales taxes in connection with this audit or other audits that may arise in the future could have a material adverse effect on our results of operations and financial condition, and we may be unable to collect the applicable tax from the buyers.

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

Participants in the salvage vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those governing vehicle sales and registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of January 31, 2011, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $177.9 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of its common stock purchased by the Company during the six months ended January 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2010	--	--	--	15,229,280
August 1, 2010 through August 31, 2010	--	--	--	15,229,280
September 1 2010 through September 30, 2010	574,500	$33.30	574,500	14,654,780
October 1, 2010 through October 31, 2010	1,675,326	$33.77	1,675,326	12,979,454
November 1, 2010 through November 30, 2010	--	--	--	12,979,454
December 1, 2010 through December 31, 2010	--	--	--	12,979,454
January 1, 2011 through January 31, 2011	12,172,088	$38.00	--	12,979,454
Total	14,421,914	$37.32	2,249,826	12,979,454

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

Date: March 4, 2011