Form 10-Q
period 2011-04-30
COPART INC
filed 2011-06-09
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2011

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

YES     ☐      NO     ☒

Number of shares of Common Stock outstanding as of June 7, 2011: 68,797,141

Copart, Inc.

Index to the Quarterly Report

April 30, 2011

Description

PART I - Financial Information	3

Item 1 - Financial Statements	3
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Overview	13
Acquisitions and New Operations	14
Critical Accounting Policies and Estimates	15
Results of Operations	18
Liquidity and Capital Resources	21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 - Controls and Procedures	24
Evaluation of Disclosure Controls and Procedures	24
Changes in Internal Controls	24

PART II - Other Information	25

Item 1 - Legal Proceedings	25
Item 1A - Risk Factors	25
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6 - Exhibits	33
Signatures	34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	April 30, 2011	July 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$192,148	$268,188
Accounts receivable, net	117,534	109,061
Vehicle pooling costs	16,334	29,890
Inventories	6,412	4,976
Income taxes receivable	4,844	10,958
Deferred income taxes	1,573	--
Prepaid expenses and other assets	14,521	14,342
Total current assets	353,366	437,415
Property and equipment, net	598,968	573,514
Intangibles, net	10,414	13,016
Goodwill	200,611	175,870
Deferred income taxes	9,438	10,213
Other assets	18,515	18,784
Total assets	$1,191,312	$1,228,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$104,229	$93,740
Deferred revenue	6,189	10,642
Income taxes payable	10,243	1,314
Deferred income taxes	--	1,154
Other current liabilities and current portion of long term debt	50,745	374
Total current liabilities	171,406	107,224
Deferred income taxes	9,482	9,748
Income taxes payable	25,127	23,369
Long-term debt	337,952	601
Other liabilities	1,003	636
Total liabilities	544,970	141,578
Commitments and contingencies
Shareholders' equity:
Common stock, no par value - 180,000 shares authorized; 68,944 and 84,363 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	319,642	365,507
Accumulated other comprehensive loss	(20,168)	(32,741)
Retained earnings	346,868	754,468
Total shareholders' equity	646,342	1,087,234
Total liabilities and shareholders' equity	$1,191,312	$1,228,812

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(in thousands except per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
Service revenues and vehicle sales:
Service revenues	$196,169	$180,511	$549,492	$483,743
Vehicle sales	40,586	39,838	107,312	98,668
Total service revenues and vehicle sales	236,755	220,349	656,804	582,411

Operating costs and expenses:
Yard operations	92,996	88,415	283,435	242,595
Cost of vehicle sales	34,852	31,436	90,060	78,046
General and administrative	26,863	28,372	81,474	79,920
Total operating costs and expenses	154,711	148,223	454,969	400,561
Operating income	82,044	72,126	201,835	181,850
Other income (expense):
Interest expense	(1,832)	(38)	(2,265)	(201)
Interest income	159	25	373	160
Other income (expense), net	(21)	(529)	1,290	--
Total other income (expense)	(1,694)	(542)	(602)	(41)
Income before income taxes	80,350	71,584	201,233	181,809
Income taxes	30,214	27,194	75,379	66,415
Net income	$50,136	$44,390	$125,854	$115,394

Earnings per share-basic
Basic net income per share	$0.72	$0.53	$1.61	$1.37
Weighted average common shares outstanding	69,806	84,224	78,357	84,125

Earnings per share-diluted
Diluted net income per share	$0.71	$0.52	$1.59	$1.36
Weighted average common shares and dilutive potential common shares outstanding	71,033	85,148	79,224	85,006

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income	$125,854	$115,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,363	32,091
Allowance for doubtful accounts	(10)	432
Deferred rent	(346)	(336)
Share-based compensation	14,193	13,300
Excess tax benefits from share-based compensation	(2,925)	(2,966)
Loss on sale and impairment of property and equipment	2,076	2,402
Deferred income taxes	(3,155)	(7,298)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,086)	9,196
Vehicle pooling costs	13,934	1,802
Inventory	(919)	164
Prepaid expenses and other current assets	164	(11,551)
Land purchase options and other assets	2,049	171
Accounts payable and accrued liabilities	8,367	17,610
Deferred revenue	(4,459)	(2,348)
Income taxes receivable	9,105	3,747
Income taxes payable	9,445	2,173
Net cash provided by operating activities	200,650	173,983

Cash flows from investing activities:
Capital expenditures	(56,504)	(59,509)
Proceeds from sale of property and equipment	20,385	3,021
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	(34,582)	(21,366)
Net cash used in investing activities	(70,701)	(77,854)

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,878	4,094
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,077	1,087
Excess tax benefit from share-based payment arrangements	2,925	2,966
Repurchase of common stock	(603,442)	(3,544)
Issuance of long term debt	400,000	--
Debt offering costs	(2,023)	--
Principal payments on notes payable	(12,500)	--
Net cash (used in) provided by financing activities	(208,085)	4,603

Effect of foreign currency translation	2,096	829

Net (decrease) increase in cash and cash equivalents	(76,040)	101,561

Cash and cash equivalents at beginning of period	268,188	162,691
Cash and cash equivalents at end of period	$192,148	$264,252

Supplemental disclosure of cash flow information:
Interest paid	$1,793	$201
Income taxes paid	$57,440	$67,646

See accompanying notes to unaudited consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2011
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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2011 and July 31, 2010, and its consolidated statements of income and cash flows for the three and nine months ended April 30, 2011 and April 30, 2010. Interim results for the nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2011. These consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of the Company's current North American contracts, collecting the proceeds from the member. Upon adoption of the new accounting standard for evaluating multiple-element arrangements as discussed below, pre-sale services, including towing, title processing, preparation and storage, sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

Vehicle sales, where vehicles are purchased and remarketed on the Company's own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the member, and the gross sales price is recorded as revenue.

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

On August 1, 2010, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, the Company recognizes in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, for the three months ended April 30, 2011, the Company recognized approximately $1.7 million less in service revenue and $1.9 million less in yard operation expenses in the current period which have been recognized in prior period. For the nine months ended April 30, 2011 the Company recognized approximately $12.1 million in service revenue and $11.4 million in yard operation expenses associated with that service revenue which would have otherwise been recognized in future periods.

The Company allocates arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using management's best estimate. Significant inputs in the Company's estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption, the Company used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

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

As of April 30, 2011, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$54,840	$—	$—	$—	$54,840
Money market funds	137,308	—	—	—	137,308
Total	$192,148	$—	$—	$—	$192,148

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

NOTE 4 - Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	69,806	84,224	78,357	84,125
Effect of dilutive securities - stock options	1,227	924	867	881
Diluted weighted average shares outstanding	71,033	85,148	79,224	85,006

Excluded from the dilutive earnings per share calculation were 1,462,275 and 6,055,784 stock options for the three months ended April 30, 2011 and April 30, 2010, respectively, and 3,128,780 and 5,839,887 stock options for the nine months ended April 30, 2011 and April 30, 2010, respectively, because their effect would have been anti-dilutive.

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2011	July 31, 2010
Amortized intangibles:
Covenants not to compete	$10,897	$10,697
Supply contracts	23,814	22,365
Software	689	626
Licenses and databases	1,337	1,317
Accumulated amortization	(26,323)	(21,989)
Net intangibles	$10,414	$13,016

Aggregate amortization expense on amortizable intangible assets was $1.1 million and $1.0 million for the three months ended April 30, 2011 and 2010, respectively, and $3.4 million and $3.0 million for the nine months ended April 30, 2011 and 2010, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2010	$175,870
Goodwill recorded during the period	20,097
Effect of foreign currency exchange rates	4,644
Balance as of April 30, 2011	$200,611

NOTE 6 - Share-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following is a summary of option activity for the Company's stock options for the nine months ended April 30, 2011:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2010	8,052	$29.07
Grants of options	1,176	$38.46
Exercises	(618)	$21.31
Forfeitures or expirations	(149)	$33.71

Outstanding at April 30, 2011	8,461	$30.86	7.38	$122,851

Exercisable at April 30, 2011	3,991	$28.20	6.29	$68,572

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8,667,432 options that were in-the-money at April 30, 2011.

As set forth in the following table, the stock-based compensation expense recognized during the three months ended April 30, 2011 was $5.1 million, compared to $4.4 million during the three months ended April 30, 2010 and $14.2 million for the nine months ended April 30, 2011 compared to $13.3 million during the nine months ended April 30, 2010.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
General and Administrative	$4,834	$4,150	$13,395	$12,480
Yard operations	243	267	798	820
	$5,077	$4,417	$14,193	$13,300

There were no material compensation costs capitalized as part of the cost of an asset as of April 30, 2011 and 2010.

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

NOTE 7 - Common Stock Repurchases

In October 2007, the Company's Board of Directors approved a 20 million share increase in the Company's stock repurchase program, bringing the total then current number of shares authorized for repurchase to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 1,441,542 shares of its common stock at a weighted average price of $43.03 per share and 3,691,368 shares at a weighted average price of $37.32 per share during the three months and nine months ended April 30, 2011, respectively, totaling $137.7 million under the repurchase program The Company did not repurchase any shares for the nine months ended April 30, 2010. The total number of shares repurchased under the program as of April 30, 2011 was approximately 17 million, leaving approximately 12 million available for repurchase by the Company under the repurchase program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 10,526,315 shares of its common stock at a price of $38.00 per share. In connection with the tender offer, the Company accepted for purchase 12,172,088 shares of its common stock. The shares accepted for purchase are comprised of the 10,526,315 shares the Company offered to purchase and an additional 1,645,773 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The dilutive earnings per share impact of all repurchased shares on the weighted average of common shares outstanding for the three months and nine months ended April 30, 2011 is approximately $0.12 and $0.11, respectively.

In the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second and third quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. Approximately $10.6 million was remitted to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2010-Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010-Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890
FY 2011-Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748
FY 2011-Q3	274,167	$22.03	147,748	59,016	67,403	$40.84	$2,408

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

NOTE 9 - Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net income, as reported	$50,136	$44,390	$125,854	$115,394
Other comprehensive income:
Foreign currency translation adjustments, net of tax effects	9,406	(5,881)	12,573	(8,738)
Comprehensive income	$59,542	$38,509	$138,427	$106,656

NOTE 10 - Recent Accounting Pronouncements

As discussed in Note 1, on August 1, 2010 the Company adopted ASU No. 2009-13. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The Company prospectively adopted the standard and applied it to its revenue arrangements containing multiple deliverables.

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

As of April 30, 2011, the total gross unrecognized tax benefits increased by approximately $1.7 million to $25.1 million, including interest and penalty.

As of April 30, 2011, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long term income taxes payable and as long term receivables, respectively, in the accompanying consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the nine months ended April 30, 2011 was approximately $1.1 million.

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

The Company has not provided US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, including Copart Europe, because it plans to permanently reinvest the earnings of its foreign operations as of April 30, 2011. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

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

On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. The Term Loan matures and all outstanding borrowings are due on December 14, 2015, with quarterly payments of $12.5 million in principal plus interest to be made beginning March 31, 2011 through the maturity date. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the quarter ended April 30, 2011, the Company made principal repayments of $12.5 million. At April 30, 2011, the outstanding Term Loan balance is $387.5 million.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At the end of the period the interest rate was the Eurocurrency Rate plus 1.50%. The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The carrying value of the loan payable approximates its fair value at April 30, 2011 due to the nature of the loan.

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

The Amended and Restated Credit Agreement contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock.  In addition, the Amended and Restated Credit Agreement provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures.  The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control.  The Company is in compliance with all covenants as of April 30, 2011. Please refer to the commercial commitment table in the Lease, Purchase, and Other Contractual Obligations section for the payment schedule.

NOTE 14 - Restructuring

The Company will be relocating its corporate headquarters to Dallas, TX in 2012. Copart will also create three divisional processing centers located in Fairfield, CA, Grand Prairie, TX and Hartford, CT. Certain functions currently performed at the Fairfield, CA corporate headquarters may transition to these centers over the next two years.

The Company recognized restructuring-related costs of $0.3 million and $0.9 million for the three months and nine months ended April 30, 2011, respectively, in general and administrative expense. The Company is in process of determining the total estimated restructuring charges and believes the total charges will not have a material impact on the Company's consolidated results of operations and financial position.

NOTE 15 - Acquisitions

In March 2011, the Company completed the purchase of the assets and business of John Hewitt and Sons, Limited (Hewitt) which operated one location in the United Kingdom. This acquisition was completed because of its strategic fit with the United Kingdom business and has been accounted for using the purchase method in accordance with FASB ASC 805, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price for Hewitt reflects a number of factors including its future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies it brings to existing operations. In accordance with FASB ASC 805, Hewitt's assets acquired and liabilities assumed have been recorded at their estimated fair values. The Company has arranged to obtain additional information regarding certain asset and contingency valuations. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company's consolidated results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—"Risk Factors" of this Form 10-Q and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Acquisitions and New Operations

We have established or acquired thirteen new facilities since the beginning of fiscal 2009.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 154 facilities located in North America and the United Kingdom and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through April 30, 2011:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Louisville, Kentucky	Greenfield		September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*	October 2008	Central Virginia
Montgomery, Alabama	Greenfield		February 2009	Central Alabama
Greer, South Carolina	Greenfield		February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield		June 2009	Central Massachusetts
Bristol, England	Acquisition		January 2010	United Kingdom
Bedford, England	Acquisition		January 2010	United Kingdom
Colchester, England	Acquisition		January 2010	United Kingdom
Gainsborough, England	Acquisition	**	January 2010	United Kingdom
Luton, England	Acquisition		January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield		February 2010	Pennsylvania
Homestead, Florida	Greenfield		September 2010	Florida
Hartford City, Indiana	Acquisition		March 2011	Midwest
Birmingham, England	Acquisition		March 2011	United Kingdom

_________________________

* Former Motors Auction Group (MAG) Facility

** Closed in fiscal 2010

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our UK acquisitions that require us to act as a principle, purchasing vehicles from the insurance companies and reselling them for our own account. It is our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principled transactions relative to total revenue will impact revenue growth and margin percentages.

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

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of our current North American contracts, collecting the proceeds from the member. Upon adoption of the new accounting standard for evaluating multiple-element arrangements, pre-sale services, including towing, title processing, preparation and storage sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services are recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

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

On August 1, 2010, we prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, we recognize in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, for the three months ended April 30, 2011, the Company recognized approximately $1.7 million less in service revenue and $1.9 million less in yard operation expenses in the current period which have been recognized in prior period.  For the nine months ended April 30, 2011 the Company recognized approximately $12.1 million in service revenue and $11.4 million in yard operation expenses associated with that service revenue which would have otherwise been recognized in future periods.

We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using management's best estimate. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption, we used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

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

Income Taxes and Deferred Tax Assets

We account for income taxes in accordance with U.S. GAAP. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of April 30, 2011, we had approximately $0.8 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated income statement.

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

Based on our results for the nine months ended April 30, 2011, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $2 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $150,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is approximately $5.2 million as of April 30, 2011. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by approximately $1.0 million and our medical accrual would change by approximately $350,000. If our total payroll changed by 10% we estimate that our workers' compensation expense would change by less than $100,000 and our accrual for workers' compensation expenses would change by less than $100,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

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

Results of Operations

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Revenues.

The following sets forth information on customer revenue by class (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$196,169	83%	$180,511	82%
Vehicle sales	40,586	17%	39,838	18%
	$236,755	100%	$220,349	100%

Service Revenues. Service revenues were $196.2 million during the three months ended April 30, 2011 compared to $180.5 million for the same period last year, an increase of $15.7 million, or 8.7%. The growth in revenue is primarily driven by an increase in unit volume resulting from an increase in units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. The average USD to GBP exchange rate was 1.62 dollars to the pound and 1.53 dollars to the pound for the three months ended April 30, 2011 and 2010, respectively, and led to an increase in service revenue of $1.0 million.

In addition, on August 1, 2010, we adopted ASU 2009-13. Consequently, we recognized in the quarter certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized approximately $1.7 million less in revenue during the three months ended April 30, 2011 which has been recognized in prior periods.

Vehicle Sales. We have certain contracts in the UK that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $40.6 million during the three months ended April 30, 2011 compared to $39.8 million for the same period last year, an increase of $0.7 million, or 1.9%. The increase in vehicle sales revenue was primarily due to the rise in the average selling price of vehicles which resulted in increased revenue of $3.1 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume was primarily due to the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $4.2 million. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $1.8 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $83.7 million during the three months ended April 30, 2011 compared to $79.6 million for the same period last year, an increase of approximately $4.1 million, or 5.2%. The increase was driven primarily by the growth in volume of units processed. As a result of the adoption of ASU 2009-13 on August 1, 2010, we recognized in the quarter certain revenues and expenses associated primarily with towing fees, titling fee and seller storage fees, which were previously deferred until the period the car associated with those revenues and expenses was sold. There was a detrimental impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.6 million.

Operation depreciation and amortization expenses were $9.3 million and $8.8 million for the three months ended April 30, 2011 and 2010, respectively due primarily to the addition or completion of leasehold improvements, buildings, yard and computer equipment.

Cost of Vehicle Sales. The cost of vehicle sales were $34.9 million during the three months ended April 30, 2011 compared to $31.4 million for the same period last year, an increase of approximately $3.5 million, or 11.1%. The increase in the cost per unit sold represented a $4.4 million increase relative to the same period last year. Unit volume decrease led to a decrease of $2.6 million. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.6 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $24.8 million for the three months ended April 30, 2011 compared to $26.3 million for the same period last year, a decrease of $1.5 million, or 5.7%. Included in general and administrative costs for the current period were restructuring-related and other termination costs of $0.8 million. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was approximately $0.1 million.

General and administrative depreciation and amortization expenses were $2.1 million and $2.0 million for the three months ended April 30, 2011 and 2010, respectively.

Other Income (Expense). Interest expense grew by $1.7 million dollars reflecting the impact of the $400.0 million term loan funded January 14, 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets and will fluctuate based on the nature of those activities during the period. Total other expense, including interest expense, was $1.7 million and $0.5 million during the three months ended April 30, 2011 and 2010, respectively.

Income Taxes. Our effective income tax rates for the three months ended April 30, 2011 and 2010 were approximately 37.6% and 38.0%, respectively. The change in tax rates was primarily driven by the geographical allocation of income.

Net Income. We realized net income of approximately $50.1 million for the three months ended April 30, 2011, compared to net income of approximately $44.4 million for the same period last year.

Nine Months Ended April 30, 2011 Compared to Nine Months Ended April 30, 2010

Revenues.

The following sets forth information on customer revenue by class (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$549,492	84%	$483,743	83%
Vehicle sales	107,312	16%	98,668	17%
	$656,804	100%	$582,411	100%

Service Revenues. Service revenues were $549.5 million during the nine months ended April 30, 2011 compared to $483.7 million for the same period last year, an increase of $65.8 million, or 13.6%. The growth in revenue is primarily driven by an increase in unit volume resulting from an increase in units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. The average USD to GBP exchange rate was 1.59 dollars to the pound and 1.60 dollars to the pound for the nine months ended April 30, 2011 and 2010, respectively, and led to a reduction in service revenue of $0.1 million.

In addition, on August 1, 2010, we adopted ASU 2009-13. Consequently, in the nine months ended April 30, 2011, the Company recognized certain revenues, primarily towing fees, titling fees and seller storage fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized approximately $12.1 million in revenue during the nine months ended April 30, 2011 which would have otherwise been recognized in future periods.

Vehicle Sales. We have certain contracts in the UK that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $107.3 million during the nine months ended April 30, 2011 compared to $98.7 million for the same period last year, an increase of $8.6 million, or 8.8%. The increase in vehicle sales revenue was due to the rise in the average selling price of vehicles which resulted in increased revenue of $11.7 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume was primarily due to the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $4.5 million. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.3 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $255.4 million during the nine months ended April 30, 2011 compared to $216.8 million for the same period last year, an increase of approximately $38.6 million, or 17.8%. The increase was driven primarily by the growth in volume of units processed. As a result of the adoption of ASU 2009-13 on August 1, 2010, we recognized certain revenues and expenses associated primarily with towing fees, titling fee and seller storage fees, which were previously deferred until the period the car associated with those revenues and expenses was sold. The expenses recognized for the nine months ended April 30, 2011, which would have otherwise been recognized in future periods was approximately $11.4 million. There was a beneficial impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.1 million.

Operation depreciation and amortization expenses were $28.0 million and $25.8 million for the nine months ended April 30, 2011 and 2010, respectively, due primarily to the addition or completion of leasehold improvements, buildings, yard and computer equipment.

Cost of Vehicle Sales. The cost of vehicle sales were $90.1 million during the nine months ended April 30, 2011 compared to $78.0 million for the same period last year, an increase of approximately $12.1 million, or 15.5%. Cost per unit sold increased and represented a $13.6 million increase relative to the same period last year. Unit volume decline led to a decrease of $1.5 million. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.1 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $75.1 million for the nine months ended April 30, 2011 compared to $73.6 million for the same period last year, an increase of approximately $1.5 million, or 2.0%. Included in general and administrative costs for the current period were restructuring related and other termination costs of $1.4 million. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was approximately $0.1 million.

General and administrative depreciation and amortization expenses were $6.3 million for the nine months ended April 30, 2011 and 2010.

Other Income (Expense). Interest expense grew by $1.9 million dollars reflecting the impact of the $400.0 million term loan funded January 14, 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets and will fluctuate based on the nature of those activities during the period. Total other expense was approximately $0.6 million and $0 million during the nine months ended April 30, 2011 and 2010, respectively.

Income Taxes. Our effective income tax rates for the nine months ended April 30, 2011 and 2010 were approximately 37.5% and 36.5%, respectively. The lower tax rate for the first nine months in 2010 was primarily driven by the UK tax benefit we had received relating to interest expense for fiscal years 2008 to 2010.

Net Income. We realized net income of $125.9 million for the nine months ended April 30, 2011, compared to net income of $115.4 million for the same period last year.

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

As of April 30, 2011, we had working capital of approximately $182.0 million, including cash and cash equivalents of approximately $192.1 million. Cash equivalents consisted primarily of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $76.0 million from July 31, 2010 to April 30, 2011.

We believe that our currently available cash and cash equivalents, cash generated from operations, borrowing availability under its bank credit facility will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by approximately $26.7 million to $200.7 million during the nine months ended April 30, 2011 when compared to the nine months ended April 30, 2010, due to higher net earnings and the timing of routine changes in working capital items.

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were $56.5 million and $59.5 million for the nine months ended April 30, 2011 and 2010, respectively. Our capital expenditures are related primarily to opening and improving facilities, acquiring yard and computer equipment and the development of software. Capital expenditures were offset by $20.4 million in proceeds from the sale of property and equipment, of which $16.2 million, net of $0.3 million of transaction costs, was related to the sale of the corporate building. We have no material commitments for future capital expenditures as of April 30, 2011.

Included in capital expenditures for the quarter are capitalized software development costs for new software for internal use and major software enhancements to existing software. These capitalized costs were approximately $6.2 million during the quarter and totaled approximately $28.5 million at the end of the quarter. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired.

We acquired two companies in the third quarter for a total price of $35m, net of cash acquired.

Financing Activities

For the nine months ended April 30, 2011 and 2010, we generated approximately $9.9 million and $8.1 million, respectively, through the exercise of stock options, including the related excess tax benefit from share-based payment arrangements and shares issued under our 1994 Employee Stock Purchase Plan.

In October 2007, our Board of Directors approved a 20 million share increase in our stock repurchase program, bringing the total current authorization to 29 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 3,691,368 shares at a weighted average price of $37.32 per share totaling $137.7 million under the repurchase program during the nine months ended April 30, 2011. We did not repurchase any shares for the nine months ended April 30, 2010. The total number of shares repurchased under the program as of April 30, 2011 was approximately 17 million, leaving approximately 12 million available for repurchase under the repurchase program.

On January 14, 2011, we completed a tender offer to purchase 12,172,088 shares of our common stock at a price of $38.00 per share totaling $462.5 million. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares was funded by the proceeds relating to the issuance of $400.0 million of long term debt.

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

On January 14, 2011 we borrowed the full $400.0 million provided under the Term Loan. The Term Loan matures and all outstanding borrowings are due on December 14, 2015, with quarterly payments of $12.5 million in principal plus interest to be made beginning March 31, 2011 through the maturity date. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the quarter, we made principal repayments of $12.5 million. At April 30, 2011, the outstanding Term Loan balance is $387.5 million.

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

The Amended and Restated Credit Agreement contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock.  In addition, the Amended and Restated Credit Agreement provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures.  The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control.  We are in compliance with all covenants as of April 30, 2011.

Lease, Purchase and Other Contractual Obligations

During the nine months ended April 30, 2011, we entered into a three year contract with King Entertainment, Inc., dba Kenny Bernstein Racing, to sponsor Brandon Bernstein's participation in NHRA (National Hot Rod Association) events.  The total commitment is approximately $13.8 million and will be recognized ratably as each event occurs.

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2011 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Operating leases (1)	$87,859	$19,728	$27,162	$13,383	$27,586	$—
Capital leases (1)	678	305	373	—	—	—
Tax liabilities (2)	25,127	—	—	—	—	25,127
Total contractual obligations	$113,664	$20,033	$27,535	$13,383	$27,586	$25,127

	Amount of Commitment Expiration Per Period
Commercial Commitments (3)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Term Loan	$387,500	$50,000	$100,000	$237,500	$—	$—
Letter of credit	6,673	6,673	—	—	—	—
Total commercial commitments	$394,173	$56,673	$100,000	$237,500	$—	$—

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

During the quarter a state sales tax audit was in progress but has not been completed. During the preliminary phase of the audit we were advised that the state will take the position that sales from that state to foreign buyers are subject to the collection and remittance of sales tax. The audit is not complete and no assessment has been made by the state. Nevertheless, we have received a legal opinion that if an assessment is made for this issue that, based on the statutes and on the nature of the documentation we possess, the state should not prevail. While a negative outcome may have a material effect on the period in which resolved, we have concluded that a negative outcome is not probable and that an estimate of the amount of the possible loss or the range of possible loss cannot be made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate, foreign currency risk and translation risk.

Interest Rate Risk

We are exposed to interest rate volatility with regard to existing and anticipated future issuances of debt. Primary exposures include movements in the London Interbank Offered Rates (LIBOR). Assuming average variable rate debt levels, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $1.2 million, in the nine months ended April 30, 2011. As of April 30, 2011, we have not entered into any interest rate swaps or forward interest rate contracts to mitigate the risk.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of approximately $14 million for the nine months ended April 30, 2011. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At April 30, 2011, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of approximately $20.2 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material affect on our consolidated financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 11 — Legal Proceedings contained in the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

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

Although no single customer accounted for more than 10% of our revenue during the three months ended April 30, 2011, historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, (Century), Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited (AG Watson), all located within the UK. In fiscal 2010 and 2011, we completed the acquisition of D Hales Limited (D Hales) and John Hewitt and Sons, Limited (Hewitt), respectively, which are also located in the UK. We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets.

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

As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century, AG Watson, D Hales and Hewitt have depended on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our North American storage facilities. We also utilize, to a lesser extent, independent subhaulers in the UK. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may led to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 19% of our common stock as of April 30, 2011. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

In fiscal year 2010, and 2011, we increased our spending on advertising and marketing relative to 2009. These amounts may be material to our overall general and administrative expenses and we cannot predict what future benefit, if any, will be derived.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of April 30, 2011, the amount of goodwill on our balance sheet subject to future impairment testing was approximately $200.6 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of its common stock purchased by the Company during the nine months ended April 30, 2011.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2010	--	--	--	15,229,280
August 1, 2010, through August 31, 2010	--	--	--	15,229,280
September 1 2010, through September 30, 2010	574,500	$33.30	574,500	14,654,780
October 1, 2010, through October 31, 2010	1,675,326	$33.77	1,675,326	12,979,454
November 1, 2010, through November 30, 2010	--	--	--	12,979,454
December 1, 2010, through December 31, 2010	--	--	--	12,979,454
January 1, 2011, through January 31, 2011	12,172,088	$38.00	--	12,979,454
February 1, 2011, through February 28, 2011	--	--	--	12,979,454
March 1, 2011, through March 31, 2011	--	--	--	12,979,454
April 1, 2011, through April 30, 2011	1,441,542	$43.04	1,441,542	11,537,912
Total	15,863,456	$33.86	3,691,368	11,537,912

.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

10.5	Severance Agreement and Release of All Claims between the Company and David Bauer as of March 9, 2011.

31.1	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: June 8, 2011