Form 10-K
period 2011-07-31
COPART INC
filed 2011-09-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

California	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4665 Business Center Drive Fairfield, California (Address of principal executive offices)	94534 (Zip code)
Registrant’s telephone number, including area code: (707) 639-5000 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value (Including associated Preferred Stock Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [✓]

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,111,301,225 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At September 27, 2011, registrant had 66,030,517 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2011, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2011

iv

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2011, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Although we believe that, based on information currently available to Copart and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Item 1.	Business

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

CopartTM, VB2TM, CopartDirectTM, BID4UTM, CoPartfinderTM and CI & DesignTM are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

Copart, Inc. is a leading provider of online auctions and vehicle remarketing services in the United States (US), Canada and the United Kingdom (UK).

We provide vehicle sellers with a full range of services to process and sell vehicles over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies, but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price.

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

We converted all of our North American and UK sales to VB2 during fiscal 2004 and fiscal 2008, respectively. VB2 opens our sales process to registered buyers (whom we refer to as members) anywhere in the world who have Internet access. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a registered member to enter bids either at a bidding station at the storage facility or over the Internet during the preview. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe the implementation of VB2 has increased the pool of available buyers for each sale and the added competition has increased the amount buyers are willing to pay for vehicles. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2011, sales of North American vehicles, on a unit basis, to members registered outside the state where the vehicle is located accounted for 51.4% of total vehicles sold; 28.4% of vehicles were sold to out of state members and 23.0% were sold to out of country members, based on registration. For fiscal 2011, sales of UK vehicles, on a unit basis, to members registered outside the country where the vehicle is located accounted for 17.5% of total vehicles sold.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal year 2011, which ended July 31, 2011, our revenues were $872.2 million and our operating income was $265.3 million.

On June 14, 2007, we entered the UK salvage market through the acquisition of Universal Salvage Plc (Universal). In fiscal 2008, we made the following additional acquisitions: Century Salvage Sales Limited (Century) on August 1, 2007; AG Watson Auto Salvage & Motors Spares Limited (AG Watson) on February 29, 2008; and Simpson Bros. Holdings Limited (Simpson) on April 4, 2008. In fiscal 2010, we acquired D Hales Limited (D Hales) on January 22, 2010. In fiscal 2011, we acquired John Hewitt and Sons, Limited (Hewitt) on March 11, 2011. Universal, Century, AG Watson, D Hales and Hewitt were all leading providers of vehicle auctions and services to the motor insurance and automotive industries. Simpson was primarily an auto dismantler and was acquired primarily for its real estate holdings.

In fiscal 2008, we initiated two new programs using VB2, (i) Copart Dealer Services (CDS), by which we sell dealer-trade-ins and (ii) CopartDirect, whereby we offer to purchase the cars directly from the public and sell them on our own behalf. Our goal through these two programs was to expand VB2’s application beyond traditional salvage in order to expand our customer base. CDS targets franchise and independent dealerships while CopartDirect targets the general public.

In fiscal 2009, we opened our website to the public, initiated our Registered Broker program by which the public can purchase vehicles through a member, and initiated our Market Maker program by which members can open Copart storefronts with Internet kiosks that enable the general public to browse and view our inventory and purchase vehicles from us through the Market Maker.

In fiscal 2010, we initiated two additional programs using VB2: (i) 2nd chance bidding, which allows the second highest bidder of a vehicle the opportunity to purchase the vehicle for the seller’s current minimum bid after the high bidder declines and (ii) Night Cap Sales, which provides sellers an additional opportunity to have members bid on their vehicles, increasing exposure and minimizing cycle time.

In fiscal 2011, in North America, we acquired one new facility located in Hartford City, Indiana, and we opened a new facility in Homestead, Florida. As of July 31, 2011, we had a total of 153 facilities, comprised of 134 in the US, 2 in Canada and 17 in the UK.

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. In North America, sellers generally auction or sell their vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion in North America and on a primary basis in the UK, companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based either on a percentage of the vehicles’ estimated pre-accident cash value and/or based on the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction, Copart sells all of its vehicles on its Internet selling platform, VB2, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies, the primary sellers of vehicles are insurance companies.

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

The primary buyers of the vehicles are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters and in some states, the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the general public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

The majority of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident. Typically the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its pre-accident value (PAV), or actual cash value (ACV). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV or ACV, as well as customer service considerations. If the cost of repair is greater than the pre-accident value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

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

Generally, upon receipt of the pick up order (the assignment), we arrange for the transport of a vehicle to a facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle’s release from a towing company, vehicle repair facility or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle or invoiced separately to the seller.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through July 31, 2011:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Louisville, Kentucky	Greenfield	September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*October 2008	Central Virginia
Montgomery, Alabama	Greenfield	February 2009	Central Alabama
Greer, South Carolina	Greenfield	February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield	June 2009	Central Massachusetts
Bristol, England	Acquisition	January 2010	United Kingdom
Bedford, England	Acquisition	January 2010	United Kingdom
Colchester, England	Acquisition	January 2010	United Kingdom
Gainsborough, England	Acquisition	**January 2010	United Kingdom
Luton, England	Acquisition	January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield	February 2010	Central Pennsylvania
Homestead, Florida	Greenfield	September 2010	Southern Florida
Hartford City, Indiana	Acquisition	March 2011	Central Indiana
Wolverhampton, England	Acquisition	March 2011	United Kingdom

*	Former Motors Auction Group (MAG) facility

**	Closed in fiscal 2010

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 153 facilities located in the United States, Canada and the UK as of July 31, 2011. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding, and virtual sales powered by VB2, which enhance the competitive bidding process;

•	online payment capabilities via our ePay product and credit cards;

•	e-mail notifications to potential buyers of vehicles that match desired characteristics;

•	sophisticated vehicle processing at storage sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the Internet;

•	CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their purchases;

•	specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

•	Interactive Online Counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

•	2nd chance bidding, which allow the second highest bidder the opportunity to purchase the vehicle for the seller’s current minimum bid; and

•	Night Cap Sales, which include vehicles that did not achieve their minimum bid during the virtual sale, counter bidding, or 2nd chance bidding.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 80 facilities in North America and the UK. As part of our acquisition and integration strategy, we seek to:

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

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the UK, we perform transportation services through a combination of our fleet of over 100 vehicles and third party vehicle transport companies.

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

On-Demand Reporting

We provide vehicle sellers with real time data for vehicles that we process for the particular seller. This includes vehicle sellers’ gross and net returns on each vehicle, service charges, and other data that enable our vehicle sellers to more easily administer and monitor the vehicle disposition process. In addition, we have developed a database containing over 240 fields of real-time and historical information accessible by our sellers allowing for their generation of custom ad hoc reports and customer specific analysis.

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

Percentage Incentive Program. Our Percentage Incentive Program is an innovative processing program designed to broadly serve the needs of vehicle sellers. Under PIP, we agree to sell all of the vehicles of a seller in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return. We provide the vehicle seller, at our expense, with transport of the vehicle to our nearest facility, and DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles, and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of the vehicles, thereby increasing the return on salvage vehicles to both vehicle sellers and us.

Consignment Program. Under our consignment program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs.

Purchase Program. Under the purchase program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles’ estimated pre-accident value (PAV), or actual cash value (ACV), and sell the vehicles for our own account. We have no purchase programs in North America.

Member Network

We maintain a database of thousands of members in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer and export industries, as well as the general public as we sell directly to the general public at certain locations. Our database includes each member’s vehicle preference and purchasing history. This data enables us to notify via e-mail prospective buyers throughout the world of vehicles available for bidding that match their vehicle preferences. Listings of vehicles to be sold on a particular day and location are also made available on the Internet.

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB2. VB2 opens our sales process to registered members anywhere in the world who have Internet access. The VB2 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

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

CopartDirect

We provide the general public with a fast and convenient method to sell their vehicles to any of our North American facilities. Anyone can call 1-888-Sell-it-1 and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle we give them a check for their vehicle and then sell the vehicle on our own behalf.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No customer accounted for more than 10% of our total revenues during fiscal years 2011, 2010 or 2009. Of the total number of vehicles processed during fiscal years 2011, 2010 and 2009, we obtained approximately 82%, 80% and 83%, respectively, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days notice.

We typically contract with the regional or branch office of an insurance company or other vehicle sellers. The agreements are customized to each vehicle seller’s particular needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle seller in a designated geographic area.

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

Please see Note 14 “Segments and Other Geographical Information” in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

We maintain a database of thousands of registered members in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer and export industries. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member and gain admission to one of our sales, prospective members must first pay an initial registration fee and an annual fee, provide requested personal and business information, and have, in most states, a vehicle dismantler’s, dealer’s, resale, repair or export license. In certain venues we may sell to the general public. Registration entitles a member to transact business at any of our sales subject to local licensing and permitting requirements. However, non-registered buyers may transact business at any of our sales via a registered broker who meets the local licensing and permitting requirements. A member may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to members on the Internet and via e-mail notifications, sales notices, telemarketing, and participation in trade show events.

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

We are planning to convert to a new standard ERP system. Implementation of the new ERP system is scheduled to occur in phases through fiscal 2013.

Employees

As of July 31, 2011, we had 2,825 full-time employees, of whom approximately 894 were engaged in general and administrative functions and approximately 1,931 were engaged in yard operations. As of July 31, 2011, we had 2,284 and 541 employees located in North America and the UK, respectively. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

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

Intellectual Property and Proprietary Rights

In June 2003, we filed a provisional US patent application on VB2 in the United States. This provisional patent application was followed by a US utility application filed in July 2003. The patent was issued by the United States Patent and Trademark Office on January 1, 2008. Generally, patents issued in the US are effective for 20 years from the earliest asserted filing date of the patent application. In fiscal 2004, we received a patent from Australia. The duration of foreign patents varies in accordance with the provisions of applicable local law.

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

Seasonality

Historically, our operating results have been subject to quarterly variations based on a variety of factors, of which the primary influence is the seasonal change in weather patterns. During the winter months we tend to have higher demand for our services because there are more weather-related accidents.

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

Although no single customer accounted for more than 10% of our revenue during the fiscal year ended July 31, 2011, historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, (Century), Simpson Bros. Holdings, Limited and AG Watson Auto Salvage & Motor Spares Limited (AG Watson), all located within the UK. In fiscal 2010, we completed the acquisition of D Hales Limited (D Hales) which is also located in the UK. In fiscal 2011, we completed the acquisition of John Hewitt and Sons, Limited (Hewitt). We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets.

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

If the implementation of our new ERP system is not executed efficiently and effectively, our business, financial condition, and our consolidated operating results could be adversely affected.

We are planning to convert our primary management information system to a new standard ERP system, which will occur in phases through 2013. In the event this conversion of our primary management information system is not executed efficiently and effectively, the conversion may cause interruptions in our primary management information systems, which may make our website and services unavailable. This type of interruption may prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our internet bidding platform, VB2, which could adversely affect our business, financial condition, and our consolidated operating results.

Our results of operations may not continue to benefit from the implementation of VB2 to the extent we have experienced in recent periods.

We believe that the implementation of our proprietary VB2 sales technologies across our operations has had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base and increasing the average selling price for vehicles sold through our sales. VB2 was implemented across all of our North American and UK salvage yards beginning in fiscal 2004 and fiscal 2008, respectively. We do not believe, however, that we will continue to experience improvements in our results of operations at the same relative rates we have experienced in the last few years. In addition, we cannot predict whether we will experience the same initial benefits from the implementation of VB2 in future markets we may enter, that we experienced in North America or the UK.

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

As we continue to expand our operations, our failure to manage growth could harm our business and adversely affect our consolidated results of operations and financial condition.

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

Our inability to control or manage these growth factors effectively could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our annual and quarterly performance may fluctuate, causing the price of our stock to decline.

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;

•	the impact of foreign exchange gain and loss as a result of our companies in the UK;

•	our ability to successfully integrate our newly acquired operations in any additional markets we may enter;

•	the availability of salvage vehicles;

•	variations in vehicle accident rates;

•	member participation in the Internet bidding process;

•	delays or changes in state title processing;

•	changes in international, state or federal laws or regulations affecting salvage vehicles;

•	changes in local laws affecting who may purchase salvage vehicles;

•	the timing and size of our new facility openings;

•	the announcement of new vehicle supply agreements by us or our competitors;

•	the severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	the availability and cost of general business insurance;

•	labor costs and collective bargaining;

•	changes in the current levels of out of state and foreign demand for salvage vehicles;

•	the introduction of a similar Internet product by a competitor;

•	the ability to obtain necessary permits to operate; and

•	the impact of our conversion to a new standard ERP system, if the conversion is not executed efficiently and effectively.

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

Our Internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, financial condition, or consolidated results of operations.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 19% of our common stock as of July 31, 2011. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the fiscal year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as “abnormal” under ASC 330, Inventory, were recognized during the fiscal year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

We may also encounter significant competition for local, regional and national supply agreements with vehicle sellers. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of vehicle storage facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our consolidated results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle sellers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, consolidated results of operations and financial condition. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

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

Our Internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of salvage vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the United States. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our consolidated results of operations and financial condition by reducing the demand for our products and services.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our consolidated financial position, results of operations or cash flows.

Our operations are subject to federal, state, national, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the UK, we provide vehicle de-pollution and crushing services for End-of-Life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial condition.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of July 31, 2011, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $198.6 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that a goodwill impairment is required with respect to our acquisitions in the UK. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

An adverse outcome of a pending Georgia sales tax audit could have a material adverse effect on our results of operations and financial condition.

The Georgia Department of Revenue, or DOR, recently conducted a sales and use tax audit of our operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that we failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

We have engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of assessment, and the DOR’s policy position. In particular, our outside legal counsel has provided us with an opinion that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Based on the opinion from our outside law firm and advice from outside tax advisors, we have not provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to Copart, it could have a material adverse effect on our results of operations and consolidated financial statements.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the consolidated financial statements.

The Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, and the SEC, from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our consolidated financial condition or results of operations, but future pronouncements or interpretations could require a change or changes in our policies or procedures.

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

Fluctuations in the US unemployment rates could result in declines in revenue from processing insurance vehicles.

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

Our corporate headquarters are located in Fairfield, California. This facility consists of approximately 100,000 square feet of leased office space. We entered into a lease on January 3, 2011, for our corporate headquarters located in Fairfield, California. The lease term is twenty four months with one option to extend for an additional six months. In addition, we recently purchased approximately 10,000 square feet of office space near the current corporate headquarters in Fairfield, California in order to relocate certain corporate departments that are not moving to the Dallas, Texas headquarters. We lease approximately 4,700 square feet of office space in Dallas, Texas. This facility serves as a temporary location while we locate a new facility in the Dallas, Texas area to relocate our corporate headquarters from Fairfield, California. The move is scheduled to take place in phases over the next two years. We also own or lease an additional 153 operating facilities. In the US, we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we have facilities only in the province of Ontario. In the UK, we own or lease 17 operating facilities. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.	Legal Proceedings

Legal Proceedings

We are involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. These legal proceedings include the following matters:

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against us in the Superior Court in the County of New Castle, Delaware. CARS was seeking in excess of $2.0 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. On September 15, 2011 the parties reached a settlement amount that was not material to our consolidated financial condition or results of operations.

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. We responded to the Charge of Discrimination explaining that we have a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by us. The Charge of Discrimination lay dormant at the EEOC for over two years. In January,

2011, however, the EEOC began actively investigating the allegations and challenging our policy of conducting criminal background checks and denying employment based on certain criminal convictions. It is the EEOC’s position that such a practice is unlawful because it has a disparate impact on minorities. It is our position that our policy is required by one of our largest auto insurance company customers. Because our customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as our customer, from employing “any person who has been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense.” In turn, it is our understanding that our customer is obligated to make sure its vendors, such as us, comply with similar hiring restrictions. The EEOC is still investigating the Charge of Discrimination. We anticipate that if the Charge of Discrimination is not dismissed or settled, the EEOC will file a lawsuit in Federal Court on behalf of all former employees and applicants of ours who were denied employment because of our policy. We believe that our practices are not unlawful and intend to continue to vigorously defend this action.

On April 23, 2010, Deborah Hill filed suit against us in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at our facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. We believe the claim is without merit and intend to continue to vigorously defend the lawsuit.

On September 21, 2010, Robert Ortiz and Carlos Torres filed suit against us in Superior Court of San Bernardino County, San Bernardino District, which purported to be a class action on behalf of persons employed by us in the positions of facilities managers and assistant general managers in California at any time since the date four years prior to September 21, 2010. The complaint alleges failure to pay wages and overtime wages, failure to provide meal breaks and rest breaks, in violation of various California Labor and Business and Professional Code sections, due to alleged misclassification of facilities managers and assistant general managers as exempt employees. Relief sought includes class certification, injunctive relief, damages according to proof, restitution for unpaid wages, disgorgement of ill-gotten gains, civil penalties, attorney’s fees and costs, interest, and punitive damages. We believe the claim is without merit and intend to continue to vigorously defend the lawsuit.

On February 12, 2011, Jose E. Brizuela filed suit against us in Superior Court, San Bernardino County, San Bernardino District, which purports to be class action on behalf of persons employed by us paid on a hourly basis in California at any time since the date four years prior to February 14, 2011. The complaint alleges failure to pay all earned wages due to an alleged practice of rounding of hours worked to the detriment of the employees. Relief sought includes class certification, injunctive relief, unpaid wages, waiting time penalty-wages, interest, and attorney’s fees and costs of suit. We believe the claim is without merit and intend to continue to vigorously defend the lawsuit.

On August 10, 2011, Glenn A. Mangis and Lynn Brown-Mangis, husband and wife, filed suit against us in the Superior Court of Washington for Pierce County, alleging exposure to asbestos during the course of his employment as a carpenter, electrician and laborer; and as a direct result of said exposure, Plaintiff developed mesothelioma. Plaintiff’s wife is alleging loss of spousal relationship as a result. Relief sought is for general and special damages, medical and related expenses, costs and disbursements in case, prejudgment interest and all other relief the Court deems just. No specific amount was given. We believe the claim is without merit and intend to continue to vigorously defend the lawsuit.

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

Governmental Proceedings

The Georgia Department of Revenue, or DOR, recently conducted a sales and use tax audit of our operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that we failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

We have engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of assessment, and the DOR’s policy position. In particular, our outside legal counsel has provided us with an opinion that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Based on the opinion from our outside law firm and advice from outside tax advisors, we have not provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to Copart, it could have a material adverse effect on our results of operations and consolidated financial statements.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2011, there were 66,005,517 shares outstanding. Our common stock has been quoted on the Nasdaq Global Select Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2011, we had approximately 1,643 shareholders of record. On July 31, 2011, the last reported sale price of our common stock on the Nasdaq Global Select Market was $43.45 per share.

Fiscal Year 2011	High	Low
Fourth Quarter	47.97	43.03
Third Quarter	45.63	39.47
Second Quarter	40.87	32.99
First Quarter	36.73	31.28

Fiscal Year 2010	High	Low
Fourth Quarter	37.83	33.96
Third Quarter	37.01	32.77
Second Quarter	37.10	31.63
First Quarter	38.47	31.93

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

Repurchase of Our Common Stock

Our Board of Directors has authorized a 29 million share stock repurchase program. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the fiscal year ended July 31, 2011, we repurchased 6,682,317 shares of our common stock at a weighted average price of $40.83. For the fiscal year ended July 31, 2010, we repurchased 121,251 shares of our common stock at a weighted average price of $36.76. For the fiscal year ended July 31, 2009, we did not repurchase any shares under our stock repurchase program. As of July 31, 2011, the total number of shares repurchased under the program was 20,453,037 and 8,546,963 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 10,526,315 shares of our common stock at a price of $38.00 per share. Directors and executive officers of Copart were expressly prohibited from participating in the tender offer by our board of directors under our Securities Trading Policy. In connection with the tender offer, we accepted for purchase 12,172,088 shares of our common stock. The shares accepted for purchase are comprised of the 10,526,315 shares we offered to purchase and an additional 1,645,773 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of $400.0 million of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2011 is approximately $0.23.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2009
First Quarter	—	—	—	15,350,531
Second Quarter	—	—	—	15,350,531
Third Quarter	—	—	—	15,350,531
Fourth Quarter	—	—	—	15,350,531
Fiscal 2010
First Quarter	—	—	—	15,350,531
Second Quarter	—	—	—	15,350,531
Third Quarter	—	—	—	15,350,531
Fourth Quarter	121,251	$36.76	121,251	15,229,280
Fiscal 2011
First Quarter	2,249,826	$33.65	2,249,826	12,979,454
Second Quarter	12,172,088	$38.00	—	12,979,454
Third Quarter	1,441,542	$43.03	1,441,542	11,537,912
May 1, 2011 through May 31, 2011	—	—	—	11,537,912
June 1, 2011 through June 30, 2011	2,990,949	$45.17	2,990,949	8,546,963
July 1, 2011 through July 31, 2011	—	—	—	8,546,963

In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Jay Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Willis J. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $4.2 million, $7.4 million and $9.8 million, in fiscal 2011, 2010 and 2009, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2009—Q2	600,000	$4.47	96,929	222,817	280,254	$26.93	$6,000
FY 2009—Q4	361,035	$11.12	116,741	109,595	134,699	$34.39	$3,769
FY 2010—Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010—Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890
FY 2011—Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748
FY 2011—Q3	274,167	$22.03	147,748	59,016	67,403	$40.80	$2,408
FY 2011—Q4	90,000	$18.95	38,198	24,183	27,619	$44.65	$1,080

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended July 31, 2011.

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

The following is a line graph comparing the cumulative total return to shareholders of our common stock at July 31, 2011 since July 31, 2006, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	7/06	7/07	7/08	7/09	7/10	7/11
Copart, Inc.	$100.00	$105.63	$164.64	$132.55	$136.79	$163.10
NASDAQ Composite	$100.00	$124.58	$114.25	$98.15	$112.22	$137.49
NASDAQ Industrial	$100.00	$122.51	$107.98	$85.31	$103.03	$138.71
NASDAQ Q-50 (NXTQ)	$100.00	$133.54	$118.52	$105.89	$145.89	$201.13

*	Assumes that $100.00 was invested on July 31, 2006 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The following selected consolidated statements of income data for the years ended July 31, 2011, 2010 and 2009 and the consolidated balance data at July 31, 2011 and 2010, are derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of income data for the years ended July 31, 2008 and 2007 and the consolidated balance sheet data at July 31, 2009, 2008 and 2007, are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. As a result of the adoption of Accounting Standards Update 2009–13, Revenue Arrangements with Multiple Deliverables, for the year ended July 31, 2011, we accelerated recognition of $14.4 million in service revenue and $13.5 million in related yard operation expenses.

	Fiscal Years Ending July 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and other data)
Operating Data
Revenues	$872,246	$772,879	$743,082	$784,848	$560,680
Operating income	265,290	239,070	225,325	237,917	203,145
Income from continuing operations before income taxes	263,877	239,495	227,732	249,650	217,421
Income tax expense	(97,502)	(87,868)	(88,186)	(92,718)	(81,083)
Income from continuing operations	166,375	151,627	139,546	156,932	136,338
Income from discontinued operations, net of income tax effects	—	—	1,557	—	—
Net income	166,375	151,627	141,103	156,932	136,338
Basic per share amounts:
Income from continuing operations	$2.20	$1.80	$1.67	$1.80	$1.50
Discontinued operations	—	—	0.02	—	—
Net income per share	$2.20	$1.80	$1.69	$1.80	$1.50
Weighted average shares	75,649	84,165	83,537	87,412	90,651
Diluted per share amounts:
Income from continuing operations	$2.17	$1.78	$1.64	$1.75	$1.46
Discontinued operations	—	—	0.02	—	—
Net income per share	$2.17	$1.78	$1.66	$1.75	$1.46
Weighted average shares	76,676	85,027	84,930	89,858	93,455
Balance Sheet Data
Cash, cash equivalents and short-term investments	$74,009	$268,188	$162,691	$38,954	$210,246
Working capital	75,242	330,191	212,349	84,501	247,850
Total assets	1,084,436	1,228,812	1,058,032	956,247	1,014,600
Total debt	375,756	975	1,457	2,240	2,793
Shareholders’ equity	555,172	1,087,234	921,459	798,996	880,866
Other Data
Number of storage facilities	153	152	147	143	131

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—“Risk Factors” of this Form 10-K and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the SEC. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Although we believe that, based on information currently available to the Company and its management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States and Canada, or North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, a significant portion of our business is conducted on a principal basis, purchasing salvage vehicles outright from insurance companies and reselling the vehicles for our own account.

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

Acquisitions and New Operations

We have experienced significant growth in facilities as we have acquired seven facilities and established seven new facilities since the beginning of fiscal 2009. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 153 facilities located in North America and the UK as of July 31, 2011 and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2008 through July 31, 2011:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Louisville, Kentucky	Greenfield	September 2008	Northwest Kentucky and Southern Indiana
Richmond, Virginia	Greenfield	*October 2008	Central Virginia
Montgomery, Alabama	Greenfield	February 2009	Central Alabama
Greer, South Carolina	Greenfield	February 2009	Northwest South Carolina
Warren, Massachusetts	Greenfield	June 2009	Central Massachusetts
Bristol, England	Acquisition	January 2010	United Kingdom
Bedford, England	Acquisition	January 2010	United Kingdom
Colchester, England	Acquisition	January 2010	United Kingdom
Gainsborough, England	Acquisition	**January 2010	United Kingdom
Luton, England	Acquisition	January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield	February 2010	Central Pennsylvania
Homestead, Florida	Greenfield	September 2010	Southern Florida
Hartford City, Indiana	Acquisition	March 2011	Central Indiana
Wolverhampton, England	Acquisition	March 2011	United Kingdom

*	Former MAG facility

**	Closed in fiscal 2010

In January 2010, the Company completed the acquisition of D Hales Limited (D Hales) which operated five locations in the United Kingdom. In fiscal 2011, we acquired John Hewitt and Sons, Limited (Hewitt)

which operated one location in the United Kingdom. These acquisitions were undertaken because of their strategic fit with our business in the United Kingdom.

The period-to-period comparability of our consolidated operating results and financial condition is affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It is our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.

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

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Revenues

The following table sets forth information on revenue by class (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$723,610	83%	$642,134	83%
Vehicle sales	148,636	17%	130,745	17%
	$872,246	100%	$772,879	100%

Service Revenues. Service revenues were $723.6 million during fiscal 2011 compared to $642.1 million for fiscal 2010, an increase of $81.5 million, or 12.7%, above fiscal 2010. Growth in unit volume generated $63.9 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Growth in the average revenue per car sold generated $1.9 million in additional revenue over last year as higher scrap metal and used car pricing led to a general increase in the average selling price and, consequently, higher revenue per car sold, and was offset by growth in the percentage of volume processed from suppliers with below average revenue per car. The average dollar to pound exchange rate was 1.60 dollars to the pound and 1.57 dollars to the pound for fiscal 2011 and fiscal 2010, respectively, and led to an increase in service revenue of $1.3 million.

Over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was primarily impacted by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these factors, nor can we predict their future movement. Further, we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 had on the selling price of vehicles and ultimately on service revenue.

In addition, on August 1, 2010, we adopted Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, we recognized in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this change, we recognized $14.4 million in additional revenue for the fiscal year ended July 31, 2011, which would have otherwise been recognized in future periods.

Vehicle Sales. We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $148.6 million during fiscal 2011 compared to $130.7 million for fiscal 2010, an increase of $17.9 million, or 13.7%, above fiscal 2010. The increase in vehicle sales revenue was due to the growth in the average selling price of vehicles which resulted in increased revenue of $16.3 million. The growth in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The decline in volume resulted primarily from the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $0.8 million. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $2.4 million.

Yard Operation Expenses. Yard operation expenses were $374.1 million during fiscal 2011 compared to $320.2 million for fiscal 2010, an increase of $53.9 million, or 16.8%, above fiscal 2010. The increase was driven primarily by (i) the growth in volume of units processed, (ii) the adoption of ASU 2009-13, (iii) increase in subhauling costs due to the growth in diesel prices on a year over year basis and, (iv) the general growth in program costs associated with new business segments. There was a detrimental impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.8 million. Included in yard operation costs were depreciation and amortization expenses which were $37.0 million and $34.9 million for the fiscal years ended July 31, 2011 and 2010, respectively.

On August 1, 2010 we adopted ASU 2009-13. Consequently, we recognized certain revenues and expenses associated primarily with towing fees, titling fees and seller storage fees, which were previously deferred until the period the car associated with those revenues and expenses was sold. The expenses recognized for the year ended July 31, 2011, which would have otherwise been recognized in future periods, was $13.5 million.

Cost of Vehicle Sales. The cost of vehicles sold was $125.2 million during fiscal 2011 compared to $104.7 million for fiscal 2010, an increase of $20.5 million, or 19.6%. The increase in the cost per unit sold represented a $19.0 million increase relative to last year. Unit volume decrease led to a decrease of $0.6 million. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $2.1 million.

General and Administrative Expenses. General and administrative expenses were $107.6 million for fiscal 2011 compared to $108.9 million for fiscal 2010, a decrease of $1.3 million, or 1.2%. The decline in general and administrative costs was due primarily to decreased advertising costs and decreased headcount. Also included in general and administrative expenses were depreciation and amortization expenses which were $8.7 million and $8.3 million for the fiscal years ended July 31, 2011 and 2010, respectively. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was $0.1 million.

Other Income (Expense). Total other expense was $1.4 million during fiscal 2011 compared to other income of $0.4 million for fiscal 2010, an increase of $1.8 million, or 432.4%. Interest expense increased $3.9 million as a result of increased borrowing under the new credit facility; refer to footnote 10 for additional information regarding the facility. Interest income declined $0.3 million due primarily to reduced interest yields and a lower cash balance. Other income, net, increased $1.7 million due primarily to the gain on sale of assets.

Income Taxes. Our effective income tax rates for fiscal 2011 and 2010 were 36.9% and 36.7%, respectively.

Net Income. Due to the foregoing factors, we realized net income of $166.4 million for fiscal 2011, compared to net income of $151.6 million for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Revenues

The following sets forth information on revenue by class (in thousands, except percentages):

	2010	Percentage of Revenue	2009	Percentage of Revenue
Service revenues	$642,134	83%	$615,352	83%
Vehicle sales	130,745	17%	127,730	17%
	$772,879	100%	$743,082	100%

Service Revenues. Service revenues were $642.1 million during fiscal 2010 compared to $615.4 million for fiscal 2009, an increase of $26.8 million, or 4.4%, above fiscal 2009. The increase in service revenue was due primarily to an increase in the average revenue per car sold. The increase in the revenue per car sold was driven by increased selling prices as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle at the auction. We believe the increase in the average selling price was primarily due to: (i) an increase in commodity pricing, particularly the per ton price for crushed car bodies which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; and (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user. We cannot determine the movement of these influences nor can we determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact that commodity pricing and used car pricing had on the selling price of vehicles. Unit volume grew by over one percent resulting in an increase in revenue of $7.1 million. The average dollar to pound exchange rate was 1.57 dollars to the pound and 1.59 dollars to the pound for fiscal 2010 and fiscal 2009, respectively, and led to a reduction in service revenue of $0.2 million.

Vehicle Sales. We have assumed certain contracts through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $130.7 million during fiscal 2010 compared to $127.7 million for fiscal 2009, an increase of $3.0 million, or 2.4%, above fiscal 2009. The increase in vehicle sales revenue was due to the rise in the average selling price of vehicles which resulted in increased revenue of $30.0 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which has an impact on the average selling price of vehicles that are either repaired and retailed or purchased by the end user; and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing and used car pricing, nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume reflects the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $25.0 million. The negative impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $2.0 million.

Yard Operation Expenses. Yard operation expenses were $320.2 million during fiscal 2010 compared to $324.8 million for fiscal 2009, a decline of $4.6 million, or 1.4%, below fiscal 2009. The decline was driven primarily by operational efficiencies and by reductions in subhauling costs relative to the first two quarters of fiscal 2009 when the cost of diesel fuel peaked. Included in yard operation costs were depreciation and amortization expenses which were $34.9 million and $32.8 million for the fiscal years ended July 31, 2010 and 2009, respectively.

Cost of Vehicle Sales. The cost of vehicles sold was $104.7 million during fiscal 2010 compared to $106.0 million for fiscal 2009, a decline of $1.4 million, or 1.3%. Unit volume decline led to a reduction of $18.0 million and was primarily due to the migration of certain contracts in the UK from a principal basis to a fee basis. Cost per unit sold was up and represented a $17.1 million increase relative to last year. The negative impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.5 million.

General and Administrative Expenses. General and administrative expenses were $108.9 million for fiscal 2010 compared to $86.9 million for fiscal 2009, an increase of $22.0 million, or 25.3%. The growth in general and administrative costs was due primarily to: (i) increased advertising costs as we invested in events and media promotions, including NASCAR and NHRA sponsorships, to generate new member activity; (ii) the additional costs associated with the Chairman and Chief Executive Officer’s non-cash compensation package approved by the shareholders in April 2009 and (iii) increased headcount. These changes increased general and administrative expenses by $8.6 million, $6.1 million, and $4.8 million, respectively. Also included in general and administrative expenses were depreciation and amortization expenses which were $8.3 million and $9.0 million for the years ended July 31, 2010 and 2009, respectively.

Other Income (Expense). Total other income was $0.4 million during fiscal 2010 compared to $2.4 million for fiscal 2009, a decline of $2.0 million, or 82.3%. Net interest income declined $1.4 million due primarily to reduced interest yields. Other income, net, declined $0.6 million primarily due a decline in rental income of $1.7 million and the loss of $0.8 million on the sale of an airplane in fiscal 2010 and was offset by a $1.1 million impairment of a note receivable, relating to the disposal of the assets of a discontinued business, and a $1.0 million loss on the sale of an airplane in fiscal 2009.

Income Taxes. Our effective income tax rates for fiscal 2010 and 2009 were 36.7% and 38.7%, respectively. The decrease was driven primarily by the reduction of state income taxes and the favorable tax treatment we received relating to certain interest expenses in the UK.

Net Income. Due to the foregoing factors, we realized net income of $151.6 million for fiscal 2010, compared to net income of $141.1 million for fiscal 2009.

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

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, members’ fees and reimbursable advances from the proceeds of auctioned salvage vehicles. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars totaled by the insurance companies. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

As of July 31, 2011, we had working capital of $75.2 million, including cash, and cash equivalents of $74.0 million. Cash and cash equivalents consisted primarily of US Treasury Bills and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $194.2 million from fiscal 2010 to fiscal 2011. The decrease in cash was due primarily to the share repurchase activity during fiscal 2011. We repurchased $739.6 million of common stock of which $400 million was financed with term debt borrowings in connection with the tender offer discussed below in financing activities.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities increased by $43.5 million to $242.9 million during fiscal 2011 when compared to fiscal 2010. The increase was driven in part by an increase in net income of $14.7 million, a reduction in income tax receivables of $8.6 million and by a reduction in vehicle pooling costs of $14.4 million as a result of the adoption of ASU 2009-13. The remaining increase of $5.8 million is due to the timing of routine changes in working capital items.

Net cash provided by operating activities decreased by $3.9 million to $199.4 million during fiscal 2010 when compared to fiscal 2009, due to the timing of routine changes in working capital items.

Net cash provided by operating activities increased by $9.3 million to $203.3 million during fiscal 2009 when compared to fiscal 2008. The increase was driven primarily by a reduction in income taxes receivable of $18.0 million which was offset by a decrease in net income of $15.8 million. The remaining increase of $7.1 million is due to the timing of routine changes in working capital items.

Investing Activities

Capital expenditures related to continuing operations (excluding those associated with fixed assets attributable to acquisitions) were $70.2 million, $75.8 million and $78.9 million for fiscal 2011, 2010 and 2009, respectively. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures as of July 31, 2011. During fiscal 2011, we sold our corporate headquarters building in Fairfield, CA for $16.5 million and entered into a two year lease with a six month extension option at the end of the lease term.

Included in capital expenditures for the year ended July 31, 2011 are capitalized software development costs for new software for internal use and major software enhancements to existing software. The cumulative total capitalized costs were $46.8 million $22.9 million, and $10.0 million for the years ended July 31, 2011, 2010 and 2009, respectively. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired.

During the fiscal year ended July 31, 2011, we used $34.9 million in cash primarily for the purchases of Hewitt and Barodge Auto Pool. During the fiscal year ended July 31, 2010, we used $21.4 million in cash for the acquisition of D Hales. We made no acquisitions during the fiscal year ended July 31, 2009.

Financing Activities

In fiscal 2011, 2010 and 2009, we generated $7.1 million, $6.3 million and $3.1 million, respectively, through the exercise of stock options.

In fiscal 2011, 2010 and 2009, we generated $2.0 million, $2.0 million and $1.9 million, respectively, through the issuance of shares under the Employee Stock Purchase Plan.

In fiscal 2011, 2010 and 2009, we used $739.6 million, $12.7 million and $9.8 million, respectively, for the repurchase of common stock.

In fiscal 2009, we used $17.5 million through changes in our book overdraft.

Our Board of Directors has authorized a 29 million share stock repurchase program. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the fiscal year ended July 31, 2011, we repurchased 6,682,317 shares of our common stock at a weighted average price of $40.83. For the fiscal year ended July 31, 2010, we repurchased 121,251 shares of our common stock at a weighted average price of $36.76. For the fiscal year ended July 31, 2009, we did not repurchase any shares under our stock repurchase program. As of July 31, 2011, the total number of shares repurchased under the program was 20,453,037 and 8,546,963 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 10,526,315 shares of our common stock at a price of $38.00 per share. Directors and executive officers of Copart were expressly prohibited from participating in the tender offer by our board of directors under our Securities Trading Policy. In connection with the tender offer, we accepted for purchase 12,172,088 shares of our common stock totaling $462.5 million. The shares accepted for purchase are comprised of the 10,526,315 shares we offered to purchase and an additional 1,645,773 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of $400.0 million of long term debt. During the year ended July 31, 2011, we made principal payments of $25.0 million.

In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $4.2 million, $7.4 million and $9.8 million, in fiscal 2011, 2010 and 2009, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2009—Q2	600,000	$4.47	96,929	222,817	280,254	$26.93	$6,000
FY 2009—Q4	361,035	$11.12	116,741	109,595	134,699	$34.39	$3,769
FY 2010—Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010—Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890
FY 2011—Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748
FY 2011—Q3	274,167	$22.03	147,748	59,016	67,403	$40.80	$2,410
FY 2011—Q4	90,000	$18.95	38,198	24,183	27,619	$44.65	$1,080

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2011 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Other
Long-term debt including current portion	$375,139	$50,139	$100,000	$225,000	$—	$—
Operating leases(1)	95,872	18,984	25,617	14,242	37,029	—
Capital leases(1)	617	231	386	—	—	—
Tax liabilities(2)	24,773	—	—	—	—	24,773
Total contractual obligations	$496,401	$69,354	$126,003	$239,242	$37,029	$24,773

	Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Other
Letters of credit	$6,709	$6,709	$—	$—	$—	$—

(1)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(2)	Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3)	Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million Revolving Credit Facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan).

On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. The Term Loan matures and all outstanding borrowings are due on December 14, 2015, with quarterly payments of $12.5 million in principal plus interest to be made beginning March 31, 2011 through the maturity date. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the year ended July 31, 2011, we made principal repayments of $25.0 million. At July 31, 2011, the outstanding Term Loan balance is $375.1 million.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2011 the interest rate was the Eurocurrency Rate plus 1.50%. At July 31, 2011, the Eurocurrency Rate was 1.69%. The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying value of the loan payable approximates its fair value at July 31, 2011 due to the variable rate nature of the loan.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires us to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on our leverage ratio, as of the end of the previous quarter. We had no outstanding borrowings under the Revolving Credit at the end of the period.

The Amended and Restated Credit Agreement contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Amended and Restated Credit Agreement provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures. The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of July 31, 2011. Please refer to the commercial commitment table in the Lease, Purchase, and Other Contractual Obligations section for the payment schedule.

Restructuring

We will be relocating our corporate headquarters to Dallas, TX in 2012. We will also create three divisional processing centers located in Fairfield, CA, Grand Prairie, TX and Hartford, CT. Certain functions currently performed at the Fairfield, CA corporate headquarters may transition to these centers over the next two years. We recognized restructuring-related costs of $1.4 million for the year ended July 31, 2011 in general and administrative expense.

Off-Balance Sheet Arrangements

As of July 31, 2011, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to our consolidated financial statements for fiscal 2011. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. Where appropriate, we discuss sensitivity to change based on other outcomes reasonably likely to occur.

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of our current North American contracts, collecting the proceeds from the member. Upon adoption of the new accounting standard for evaluating multiple-element arrangements, pre-sale services, including towing, title processing, preparation and storage sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services are recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management’s best estimate and allotted based on the relative selling price method.

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

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for multiple deliverable revenue arrangements to:

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

On August 1, 2010, we prospectively adopted ASU 2009-13. Consequently, we recognize in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this adoption, for the twelve months ended July 31, 2011, we accelerated recognition of $14.4 million in service revenue and $13.5 million in related yard operation expenses.

We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using management’s best estimate. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of July 31, 2011, 2010 and 2009 was $46.8 million, $22.9 million, and $10.0 million, respectively. Accumulated amortization expense related to software for July 31, 2011, 2010 and 2009 totaled $10.2 million, $9.3 million, and $9.1, respectively.

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis. Given the fixed cost nature of our business there is not a direct correlation in an increase in expenses or units processed on vehicle pooling costs.

We apply the provisions of the guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criteria of “so abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $1.1 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2011, we had $0.9 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the twelve months ended July 31, 2011, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $2.6 million.

We apply the provision of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Share-Based Compensation

We account for our share-based payment awards to employees and non-employees using the fair value method. Compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the consolidated financial statements. Determining the fair value of options using the Black-Scholes Merton option pricing model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.5 million as of July 31, 2011. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $0.9 million and our medical accrual would change by $350,000. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by $50,000 and our accrual for workers’ compensation expenses would change by $50,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of July 31, 2011, all of our total cash and cash equivalents were held in bank deposits, US Treasury Bills, and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2011, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended July 31, 2011, a 10% change in our interest yield would not materially affect our operating results. We do not hedge interest rate fluctuation risks.

Interest Expense Risk

Our total borrowings under the Credit Facility were $375.1 million as of July 31, 2011. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2011, the interest rate was the Eurocurrency Rate plus 1.50%.

Changes in the overall level of interest rates affect the interest expense that we recognize in our consolidated statements of income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of July 31, 2011, if the Eurocurrency Rate increased by 100 basis points, the change would have increased our interest expense by $2.1 million for the year ended July 31, 2011. As of July 31, 2011, we have not entered into any interest rate swaps of forward interest rate contracts to mitigate the risk.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of $19.1 million for the twelve months ended July 31, 2011. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2011, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $23.2 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material effect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K in Item 15. See Part IV, Item 15(a) for an index to the consolidated financial statements and supplementary financial information.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting (as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting as of July 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2011 of Copart, Inc. and our report dated September 27, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
September 27, 2011

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2011 Annual Meeting of Shareholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information required by this item concerning our Board of Directors, the members of our Audit Committee, our Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Proposal Number One Election of Directors,” “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

Information required by this item concerning our Executive Officers is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement.

Information required by this item with respect to material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Corporate Governance and Board of Directors,” subheading “Director Nomination Process,” of our Proxy Statement.

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

The Code of Ethics is available at our website, located at http://www.copart.com. It may be found at our website as follows:

1.	From our main web page, click on “Company Info.”

2.	Next, click on “Investor Relations.”

3.	Finally, click on “Code of Ethics for Principal Executive and Senior Financial Officers.”

We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the Nasdaq Global Market.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement under the heading “Executive Compensation,” “Compensation of Non-Employee Directors,” and “Corporate Governance and Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement under the headings “Security Ownership” and “Execution Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One Election of Directors.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Five — Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

		Page
(a)1.	Financial Statements:Index to Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	58
	Consolidated Balance Sheets at July 31, 2011 and 2010	59
	Consolidated Statements of Income for the years ended July 31, 2011, 2010 and 2009	60
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended July 31, 2011, 2010 and 2009	61
	Consolidated Statements of Cash Flows for the years ended July 31, 2011, 2010 and 2009	62
	Notes to Consolidated Financial Statements	63
2.	Financial Statement Schedules:All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits:The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and restated Articles of Incorporation	Annual Report on Form 10-K, (File No. 000-23254), Exhibit No. 3.1	October 26, 2000
3.1b	Certificate of Amendment of Articles of Incorporation	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 3.1b	October 26, 2000
3.1c	Certificate of Amendment of Articles of Incorporation from 2002	—	Filed herewith
3.2	Amended and Restated Bylaws of Registrant	Annual Report on Form 10-K, Exhibit No. 3.2	October 21, 1995
3.2b	Certificate of Amendment of Bylaws	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 3.4	December 15, 2003
3.2c	Certificate of Amendment of Bylaws	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 3.2b	October 14, 2004
3.2d	Amendment to Section 3.2 to the Bylaws of Copart, Inc. effective as of January 13, 2009	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	December 5, 2008

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Copart, Inc.	8/A-12/G (File No. 000-23255), Exhibit No. 3.3	March 11, 2003
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003, between Copart and Equiserve Trust Company N.A., including
the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B
and C, respectively
		8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2	Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between Copart and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
10.1*	Copart Inc. 1992 Stock Option Plan, as amended, and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-93887), Exhibit No. 10.1	December 30, 1999
10.2*	1994 Employee Stock Purchase Plan (as amended December 8, 2003) with form of subscription agreement	Registration Statement on Form S-8 (File No. 333-112597), Exhibit No. 4.1	February 6, 2004
10.3*	1994 Director Option Plan with form of subscription agreement	Registration Statement on Form S-1 (File No. 333-74250)	January 19, 1994
10.4*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.5*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.5	October 29, 2002
10.8*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.9*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 12, 2007
10.10*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.11*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.12*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.13	Credit Agreement dated as of December 14, 2010 by and between Copart Inc. and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010
10.14*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.15*	Amended and Restated Executive Officer Employment Agreement between the Company and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.16*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Company’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.17*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Company and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.18	Executive Officer Employment Agreement between the Company and Thomas Wylie, dated September 25, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 15, 2010
10.19	Executive Officer Employment Agreement between the Company and Greg A. Tucker, dated October 29, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 15, 2010
10.20	Executive Officer Employment Agreement between the Company and Vincent Phillips, dated April 12, 2010	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 15, 2010
10.21	Standard Industrial/Commercial single tenant lease-net dated January 3, 2011 between Partnership HealthPlan of California and the Registrant	—	Filed herewith
14.01	Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1	List of subsidiaries of Registrant	—	Filed herewith

Incorporated by reference herein
Exhibit Number	Description	Form	Date
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

*	Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer

September 27, 2011

COPART, INC.

By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin Chief Financial Officer

September 27, 2011

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

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR A. Jayson Adair	Chief Executive Officer (Principal Executive Officer and Director)	September 27, 2011

/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2011

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chairman of the Board	September 27, 2011

/s/ JAMES E. MEEKS James E. Meeks	Director	September 27, 2011

/s/ STEVEN D. COHAN Steven D. Cohan	Director	September 27, 2011

Daniel Englander	Director	September 27, 2011

/s/ THOMAS W. SMITH Thomas W. Smith	Director	September 27, 2011

/s/ MATT BLUNT Matt Blunt	Director	September 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2010, the Company adopted on a prospective basis Auditing Standards Update 2009 -13, Revenue Arrangements with Multiple Deliverables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
September 27, 2011

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$74,009	$268,188
Accounts receivable, net	122,859	109,061
Vehicle pooling costs	17,026	29,890
Inventories	8,016	4,976
Income taxes receivable	5,145	10,958
Prepaid expenses and other assets	14,813	14,342
Total current assets	241,868	437,415
Property and equipment, net	600,388	573,514
Intangibles, net	12,748	13,016
Goodwill	198,620	175,870
Deferred income taxes	9,425	10,213
Other assets	21,387	18,784
Total assets	$1,084,436	$1,228,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,708	$93,740
Deferred revenue	5,636	10,642
Income taxes payable	3,543	1,314
Deferred income taxes	440	1,154
Current portion of long-term debt and capital lease obligations	50,370	374
Other current liabilities	4,929	—
Total current liabilities	166,626	107,224
Deferred income taxes	10,057	9,748
Income taxes payable	24,773	23,369
Long-term debt and capital lease obligations	325,386	601
Other liabilities	2,422	636
Total liabilities	529,264	141,578

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value — 180,000,000 shares authorized; 66,005,517 and 84,363,063 shares issued and outstanding at July 31, 2011 and 2010, respectively	313,940	365,507
Accumulated other comprehensive loss	(23,225)	(32,741)
Retained earnings	264,457	754,468
Total shareholders’ equity	555,172	1,087,234
Total liabilities and shareholders’ equity	$1,084,436	$1,228,812

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended July 31,
	2011	2010	2009
Service revenues and vehicle sales:
Service revenues	$723,610	$642,134	$615,352
Vehicle sales	148,636	130,745	127,730
Total service revenues and vehicle sales	872,246	772,879	743,082
Operating costs and expenses:
Yard operations	374,149	320,212	324,793
Cost of vehicle sales	125,202	104,673	106,029
General and administrative	107,605	108,924	86,935
Total operating costs and expenses	606,956	533,809	517,757
Operating income	265,290	239,070	225,325

Other income (expense):
Interest expense	(4,078)	(216)	(274)
Interest income	493	205	1,692
Other income, net	2,172	436	989
Total other income (expense)	(1,413)	425	2,407
Income from continuing operations before income taxes	263,877	239,495	227,732
Income taxes	97,502	87,868	88,186
Income from continuing operations	166,375	151,627	139,546

Discontinued operations:
Income from discontinued operations, net of income tax effects	—	—	1,557
Net income	$166,375	$151,627	$141,103

Earnings per share — basic
Income from continuing operations	$2.20	$1.80	$1.67
Income from discontinued operations	—	—	0.02
Basic net income per share	$2.20	$1.80	$1.69
Weighted average common shares outstanding	75,649	84,165	83,537

Earnings per share — diluted
Income from continuing operations	$2.17	$1.78	$1.64
Income from discontinued operations	—	—	0.02
Diluted net income per share	$2.17	$1.78	$1.66
Diluted weighted average common shares outstanding	76,676	85,027	84,930

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

	Common Stock
	Outstanding Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity
Balances at July 31, 2008	83,274,995	$316,673	$833	$481,490	$798,996
Net income	—	—	—	141,103	141,103
Currency translation adjustment	—	—	(27,915)	—	(27,915)
Comprehensive income					113,188
Exercise of stock options, net of repurchased shares	580,985	1,842	—	(8,492)	(6,650)
Employee share-based compensation and related tax benefit	—	13,983	—	—	13,983
Shares issued for Employee Stock Purchase Plan	82,834	1,942	—	—	1,942
Balances at July 31, 2009	83,938,814	334,440	(27,082)	614,101	921,459
Net income	—	—	—	151,627	151,627
Currency translation adjustment	—	—	(5,659)	—	(5,659)
Comprehensive income					145,968
Exercise of stock options, net of repurchased shares	477,465	5,351	—	(7,315)	(1,964)
Employee share-based compensation and related tax benefit	—	24,184	—	—	24,184
Shares issued for Employee Stock Purchase Plan	68,035	2,044	—	—	2,044
Shares repurchased	(121,251)	(512)	—	(3,945)	(4,457)
Balances at July 31, 2010	84,363,063	365,507	(32,741)	754,468	1,087,234
Net income	—	—	—	166,375	166,375
Currency translation adjustment	—	—	9,516	—	9,516
Comprehensive income					175,891
Exercise of stock options, net of repurchased shares	433,263	6,486	—	(3,639)	2,847
Employee share-based compensation and related tax benefit	—	22,645	—	—	22,645
Shares issued for Employee Stock Purchase Plan	63,596	1,957	—	—	1,957
Shares repurchased	(18,854,405)	(82,655)	—	(652,747)	(735,402)
Balances at July 31, 2011	66,005,517	$313,940	$(23,225)	$264,457	$555,172

See accompanying notes to consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended July 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$166,375	$151,627	$141,103
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(2,440)
Depreciation and amortization	45,694	43,242	41,354
Allowance for doubtful accounts	270	442	(174)
Other long-term liabilities	(428)	(440)	(1,171)
Share-based compensation	19,007	17,955	9,413
Excess benefit from share-based compensation	(3,547)	(5,643)	(4,570)
Loss on sale of property and equipment	1,882	659	647
Deferred income taxes	(2,099)	(4,512)	(2,393)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,865)	2,436	982
Vehicle pooling costs	13,201	(1,210)	1,361
Inventories	(2,666)	(256)	(54)
Prepaid expenses and other current assets	4,785	(8,896)	1,376
Other assets	739	311	(6,386)
Accounts payable and accrued liabilities	5,614	8,098	(2,479)
Deferred revenue	(5,015)	(2,527)	(1,324)
Income taxes receivable	9,456	861	18,021
Income taxes payable	2,529	(2,740)	10,073
Net cash provided by operating activities	242,932	199,407	203,339
Cash flows from investing activities:
Principal payments from (issuance of) notes receivable	—	(1,300)	12,000
Purchases of property and equipment	(70,170)	(75,840)	(78,912)
Proceeds from sale of property and equipment	20,602	2,477	7,008
Purchase of assets and liabilities in connection with acquisitions, net of cash acquired	(34,912)	(21,362)	—
Net cash used in investing activities	(84,480)	(96,025)	(59,904)
Cash flows from financing activities:
Proceeds from the exercise of stock options	7,082	6,285	3,119
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,957	2,044	1,942
Repurchases of common stock	(739,638)	(12,706)	(9,769)
Excess tax benefit from share-based payment compensation	3,547	5,643	4,570
Proceeds from issuance of long-term debt	400,000	—	—
Principal payments on long-term debt	(25,000)	—	—
Debt offering costs	(2,023)	—	—
Change in book overdraft	—	—	(17,502)
Net cash provided by (used in) financing activities	(354,075)	1,266	(17,640)
Effect of foreign currency translation	1,444	849	(2,058)
Net increase (decrease) in cash and cash equivalents	(194,179)	105,497	123,737
Cash and cash equivalents at beginning of period	268,188	162,691	38,954
Cash and cash equivalents at end of period	$74,009	$268,188	$162,691
Supplemental disclosure of cash flow information:
Interest paid	$3,894	$216	$353
Cash paid for income taxes	$85,145	$93,989	$71,908

See accompanying notes to consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011, 2010 AND 2009

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

Copart, Inc. was incorporated under the laws of the State of California in 1982. The consolidated financial statements of Copart, Inc. (the Company) include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (Copart Canada) and Copart Europe Limited (Copart Europe). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart Europe was incorporated in June 2007.

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada, or North America, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or UK, the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, purchase price allocations, long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2011 and 2010 due to the short-term nature of those instruments.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

The carrying value of the Company’s long term debt approximates its fair value at July 31, 2011, due to the variable rate nature of the debt.

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These vehicle services include the ability to use its Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple element arrangements relative to the Company’s member and seller agreements.

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of the Company’s current North American contracts, collecting the proceeds from the member. Upon adoption of the new accounting standard for evaluating multiple-element arrangements in fiscal 2011 as described below, pre-sale services, including towing, title processing, preparation and storage, sale fees and other enhancement services meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The estimated selling price of each service is determined based on management’s best estimate and allotted based on the relative selling price method.

For certain sellers who are charged a proportionate fee based on the selling price of the vehicle, the revenue associated with these pre-sale services is recognized upon completion of the sale when the total arrangement fee is considered fixed and determinable.

Vehicle sales, where vehicles are purchased and remarketed on the Company’s own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legal binding contract is formed with the member, and the gross sales price is recorded as revenue.

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

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for multiple deliverable revenue arrangements to:

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

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

On August 1, 2010, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Consequently, the Company recognizes in the period earned certain revenues, primarily towing fees, titling fees and other enhancement service fees, which were previously deferred until the period the car associated with those revenues was sold. As a result of this adoption, for the year ended July 31, 2011, the Company accelerated recognition of $14.4 million in service revenue and $13.5 million in related yard operation expenses. The impact on net income and earnings per share was not material.

The Company allocates arrangement consideration based upon management’s best estimate of the selling price of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using management’s best estimate. Significant inputs in the Company’s estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services. Prior to the adoption of ASU 2009-13, the Company used the residual method to allocate the arrangement consideration when the fair value of delivered items had not been established and deferred all arrangement consideration when fair value was not available for undelivered items.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel and equipment maintenance and repair. On August 1, 2010, the Company adopted ASU 2009-13. As a result of this adoption, for the twelve months ended July 31, 2011, the Company accelerated recognition of $13.5 million in yard operation expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional services, system maintenance and enhancements and marketing expenses.

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $8.8 million, $12.7 million and $2.6 million in fiscal 2011, 2010 and 2009, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense, gains and losses from the disposal of fixed assets and rental income.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

In accordance with the provisions of ASC 740, Income Taxes (ASC 740), a two-step approach is applied to the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes line of its consolidated statements of income.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. The Company periodically invests its excess cash in money market funds and US Treasury Bills. The Company’s cash and cash equivalents are placed with high credit quality financial institutions. The Company generally classifies its investment portfolio not otherwise qualifying as cash and cash equivalents as available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of shareholders’ equity and comprehensive income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

Inventory

Inventories of purchased vehicles are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring ownership of the vehicle. The cost of vehicles sold is charged to cost of vehicle sales as sold on a specific identification basis.

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company but not sold as of the end of the period. The Company quantifies

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

No single customer accounted for more than 10% of our revenues in fiscal 2011, 2010 and 2009. At July 31, 2011 and 2010 no single customer accounted for more than 10% of the Company’s accounts receivables.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between 5 and 10 years. Significant improvements, which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed on a straight-line basis over the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

estimated useful lives of: 3 to 5 years for internally developed or purchased software; 3 to 7 years for transportation and other equipment; 3 to 10 years for office furniture and equipment; and 15 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with ASC 360, Property, Plant, and Equipment, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when the estimated undiscounted future cash flows expected to be generated from the use of the asset are less than the carrying amount of the asset. The impairment loss is then calculated by comparing the carrying amount with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the asset.

Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of its 2011 fiscal year utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which is $225,000 per claim. In addition, each of the Company’s policies contains an aggregate stop loss which limits its ultimate exposure. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated financial position, results of operations or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2011 and 2010 the total amount reserved for related self-insured claims is $5.5 million and $4.8 million, respectively.

Share-Based Compensation

The Company accounts for our share-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based on estimated fair value. The Company adopted ASC 718 using the modified-prospective transition method. Under this transition method, share-based compensation cost recognized in the fiscal years ended July 31, 2011, 2010 and 2009 includes share-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the measurement date (generally the grant date) fair value estimated in accordance with the original provisions of

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

ASC 718, and share-based compensation expense for all share-based payment awards granted subsequent to August 1, 2005, based on the measurement date fair value estimated in accordance with the provisions of ASC 718. ASC 718 requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31, 2011	July 31, 2010	July 31, 2009
Expected life (in years)	5.3 – 6.8	5.2 – 7.1	5.2 – 7.1
Risk-free interest rate	1.7 – 2.9%	2.1 – 3.3%	1.4 – 3.1%
Estimated volatility	26 – 31%	28 – 36%	33 – 37%
Expected dividends	0%	0%	0%
Weighted-average fair value at measurement date	$13.40	$13.21	$13.09

Expected life—The Company’s expected life represents the period that the Company’s share-based payment awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based payment awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based payment awards.

Estimated volatility—The Company uses the trading history of its common stock in determining an estimated volatility factor when using the BSM option-pricing model to determine the fair value of options granted.

Expected dividend—The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the BSM option-pricing model to determine the fair value of options granted.

Risk-free interest rate—The Company bases the risk-free interest rate used in the BSM option-pricing model on the implied yield currently available on US Treasury zero-coupon issues with the same or substantially equivalent expected life.

Estimated forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Net cash proceeds from the exercise of stock options were $7.1 million, $6.3 million and $3.1 million for the years ended July 31, 2011, 2010 and 2009 respectively. The Company realized an income tax benefit of $3.5 million, $5.6 million and $4.6 million from stock option exercises during the years ended July 31, 2011, 2010 and 2009 respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period from non-shareholder sources. For the years ended July 31, 2011, 2010 and 2009 the only item in accumulated other comprehensive loss was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Segment Reporting

The Company’s North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts — net income and other comprehensive income, will be disclosed. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 will be effective for fiscal years, and interim periods beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

As discussed above, in August 2010 the Company adopted ASU 2009-13, addresses the accounting for multiple-deliverable arrangements to enable accounting for products or services separately rather than as a

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The Company prospectively adopted the standard and applied it to its revenue arrangements containing multiple deliverables. See “Revenue Recognition”, above.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the classifications used in fiscal 2011.

(2)	Acquisitions

Fiscal 2011 Transactions

In March 2011, the Company completed the cash acquisition of John Hewitt and Sons, Limited (Hewitt) in the United Kingdom through a stock purchase and the acquisition of Barodge Auto Pool (Barodge) in the US through an asset purchase. The consideration paid for these acquisitions consisted of $34.9 million in cash, net of cash acquired. The acquired assets consisted principally of accounts receivables, inventories, property and equipment, goodwill, accounts payable, deferred tax liabilities, taxes payable and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations (ASC 805), which has resulted in the recognition of $19.3 million of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for Hewitt and Barodge reflects a number of factors including:

•	its future earnings and cash flow potential;

•	the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers;

•	the competitive nature of the process by which the Company acquired the business; and

•	because of the complementary strategic fit and resulting synergies it brings to existing operations.

In accordance with ASC 805, the assets acquired and liabilities assumed have been recorded at their estimated fair values.

Pro-forma Financial Information

Pro forma financial information for the fiscal 2011 acquisitions does not result in a significant change from actual results.

Fiscal 2010 Transactions

In January 2010, the Company completed the acquisition of D Hales Limited (D Hales) which operated five locations in the United Kingdom through a stock purchase. This acquisition was undertaken because of its strategic fit with the United Kingdom business and was accounted for using the purchase method, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for D Hales reflects a number of factors including:

•	its future earnings and cash flow potential;

•	the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers;

•	the competitive nature of the process by which the Company acquired the business; and

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

•	because of the complementary strategic fit and resulting synergies it brings to existing operations.

In accordance with ASC 805, the D Hales assets acquired and liabilities assumed were recorded at their estimated fair values.

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

(4)	Cash, Cash Equivalents and Marketable Securities

As of July 31, 2011, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$42,664	$—	$—	$—	$42,664
Money market funds	31,345	—	—	—	31,345
Total	$74,009	$—	$—	$—	$74,009

As of July 31, 2010, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$131,070	$—	$—	$—	$131,070
Money market funds	107,118	—	—	—	107,118
Cash equivalents—US Treasury Bills	30,000	—	—	—	30,000
Total	$268,188	$—	$—	$—	$268,188

The Company invests its excess cash in money market funds and US Treasury Bills. The Company’s cash and cash equivalents are placed with high credit quality financial institutions.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

(5)	Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	July 31,
	2011	2010
Advance charges receivable	$71,961	$72,841
Trade accounts receivable	53,569	37,904
Other receivables	451	1,157
	125,981	111,902
Less allowance for doubtful accounts	(3,122)	(2,841)
	$122,859	$109,061

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts are as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions to Bad Debt	Balance at End of Year
Allowance for doubtful accounts:
July 31, 2011	$2,841	$478	$(197)	$3,122
July 31, 2010	2,405	1,591	(1,155)	2,841
July 31, 2009	2,600	783	(978)	2,405

(6)	Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	July 31,
	2011	2010
Transportation and other equipment	$65,009	$61,245
Office furniture and equipment	53,411	43,307
Software	46,761	22,915
Land	343,170	306,251
Buildings and leasehold improvements	384,366	399,350
	892,717	833,068
Less accumulated depreciation and amortization	(292,329)	(259,554)
	$600,388	$573,514

Depreciation expense on property and equipment was $40.2 million, $39.0 million and $37.3 million for the fiscal years ended July 31, 2011, 2010 and 2009 respectively. Amortization expense of software was $0.8 million, $0.3 million and $0.4 million for the fiscal years ended July 31, 2011, 2010 and 2009 respectively.

(7)	Goodwill

The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2009	$166,327
Goodwill recorded during the period	12,599
Effect of foreign currency translation	(3,056)
Balance as of July 31, 2010	$175,870
Goodwill recorded during the period	19,309
Effect of foreign currency translation	3,441
Balance as of July 31, 2011	$198,620

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2011 and 2010 and goodwill was not impaired. As of July 31, 2011 and 2010, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

(8)	Intangibles, Net

Intangible assets consist of the following (in thousands, except remaining useful life):

	July 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,896	$(10,486)	$410	3
Supply contracts	27,238	(15,409)	11,829	3
Licenses and databases	1,337	(828)	509	3
	$39,471	$(26,723)	$12,748

	July 31 , 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,697	$(10,233)	$464	1
Supply contracts	22,365	(10,521)	11,844	4
Licenses and databases	1,317	(609)	708	4
	$34,379	$(21,363)	$13,016

Aggregate amortization expense on intangible assets was $4.7 million, $3.9 million and $4.1 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2011 intangible assets is expected to be as follows (in thousands):

2012	$4,926
2013	4,124
2014	1,338
2015	1,090
2016	875
Thereafter	395
$12,748

(9)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2011	2010
Trade accounts payable	$12,365	$14,923
Accounts payable to sellers	42,190	40,370
Accrued insurance	5,494	4,831
Accrued compensation and benefits	15,605	14,298
Buyer prepayments	14,229	9,105
Other accrued liabilities	11,825	10,213
	$101,708	$93,740

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

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

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes the Company’s previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million Revolving Credit Facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan).

On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. The Term Loan matures and all outstanding borrowings are due on December 14, 2015, with quarterly payments of $12.5 million in principal plus interest to be made beginning March 31, 2011 through the maturity date. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the twelve months ended July 31, 2011, the Company made principal repayments of $25.0 million. At July 31, 2011, the outstanding Term Loan balance is $375.1 million. The Company has $1.8 million deferred financing costs in other assets as of July 31, 2011.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2011, the interest rate was the Eurocurrency Rate plus 1.50%. At July 31, 2011, the Eurocurrency Rate was 1.69%. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The carrying value of the loan payable approximates its fair value at July 31, 2011 due to the variable rate nature of the loan.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the Company’s leverage ratio, as of the end on the previous quarter. The Company had no outstanding borrowings under the Revolving Credit at the end of the period.

The Amended and Restated Credit Agreement contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Amended and Restated Credit Agreement provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures. The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of July 31, 2011. Please refer to the commercial commitment table in the Lease, Purchase, and Other Contractual Obligations section for the payment schedule.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

The Company’s Term Loan requires quarterly payments of $12.5 million, and the Term Loan matures and all outstanding borrowings are due on December 14, 2015. At July 31, 2011, future annual payments are as follows (in thousands):

Years Ending July 31,	Term Loan
2012	$50,139
2013	50,000
2014	50,000
2015	50,000
2016	175,000
$375,139

(11)	Shareholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, no par value, of which 66,005,517 shares were issued and outstanding at July 31, 2011. As of July 31, 2011 and 2010, the Company has reserved 9,825,924 and 10,630,904 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 711,710 and 775,306 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of 5 million shares of preferred stock, no par value, none of which were issued or outstanding at July 31, 2011.

Stock Repurchase

The Company’s Board of Directors has authorized a 29 million share repurchase program. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2011, the Company repurchased 6,682,317 shares of our common stock at an average price of $40.83. For the year ended July 31, 2010, the Company repurchased 121,251 shares of our common stock at a price of $36.76. For the year ended July 31, 2009 the Company did not repurchase any shares under our stock repurchase program. As of July 31, 2011, the total number of shares repurchased under the program was 20,453,037 and 8,546,963 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 10,526,315 shares of its common stock at a price of $38.00 per share. Directors and executive officers of Copart were expressly prohibited from participating in the tender offer by our board of directors under the Company’s Securities Trading Policy. In connection with the tender offer, the Company accepted for purchase 12,172,088 shares of its common stock. The shares accepted for purchase are comprised of the 10,526,315 shares the Company offered to purchase and an additional 1,645,773 shares purchased pursuant to the Company’s right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company’s repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of $400.0 million of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2011 is $0.23.

In the second and fourth quarters of fiscal year 2009 and the first quarter of fiscal year 2010, Mr. Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $4.2 million, $7.4 million and $9.8 million, in fiscal 2011, 2010 and 2009, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2009—Q2	600,000	$4.47	96,929	222,817	280,254	$26.93	$6,000
FY 2009—Q4	361,035	$11.12	116,741	109,595	134,699	$34.39	$3,769
FY 2010—Q1	323,631	$13.03	114,354	95,746	113,531	$36.89	$3,532
FY 2010—Q4	350,000	$12.91	122,922	105,827	121,251	$36.76	$3,890
FY 2011—Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748
FY 2011—Q3	274,167	$22.03	147,748	59,016	67,403	$40.80	$2,408
FY 2011—Q4	90,000	$18.95	38,198	24,183	27,619	$44.65	$1,080

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the shareholders in 1994. The ESPP was amended and restated in 2003 and again approved by the shareholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2011, 2010 and 2009 was 63,596, 68,035 and 82,834, respectively. As of July 31, 2011, 1,788,290 shares of common stock have been issued pursuant to the ESPP and 711,710 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 4.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. At July 31, 2011, 1,473,327 shares were available for future grant under the Plan.

In April 2009, the Compensation Committee of the Company’s Board of Directors, following shareholder approval of proposed grants at a special meeting of shareholders, approved the grant to each of Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Office (and then President), of nonqualified stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $30.21 per share, which equaled the closing price of the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason, then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The total compensation expense to be recognized by the Company over the five year service period is $26.1 million dollars per grant. The Company recognized $10.2 million, $10.1 million, and $3.0 million in compensation expense in fiscal 2011, 2010 and 2009, respectively relating to these grants.

The following table sets forth share-based compensation expense included in the company’s consolidated statements of income (in thousands):

	Years Ended July 31,
	2011	2010	2009
Yard operations	$1,031	$1,109	$1,220
General and administrative	17,976	16,846	8,193
Total	$19,007	$17,955	$9,413

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2011 and 2010.

A summary of the status of the Company’s non-vested shares as of July 31, 2011 and changes during fiscal 2011 is as follows:

	Number of Shares (in 000’s)	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2010	4,633	$13.23
Grants of options	1,117	13.40
Vested	(1,496)	13.10
Forfeitures or expirations	(90)	12.50
Non-vested shares at July 31, 2011	4,164	$13.32

Option activity for the year ended July 31, 2011 is summarized as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at July 31, 2010	8,052	$29.07	7.49	$60,151
Grants of options	1,117	38.46	—	—
Exercises	(726)	21.11	—	—
Forfeitures or expirations	(90)	33.71	—	—
Outstanding at July 31, 2011	8,353	$31.00	7.18	$103,979
Exercisable at July 31, 2011	4,189	$28.67	6.21	$61,935
Vested and expected to vest at July 31, 2011	8,031	$31.01	7.19	$99,933

As required by ASC 718, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2011 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2011. The aggregate intrinsic value of options exercised was $16.2 million, $19.0 million and $29.8 million in the fiscal years ended July 31, 2011, 2010 and 2009, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2011, the total compensation cost related to non-vested share-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $50.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 3.06 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2011, 2010 and 2009 is $19.6 million, $19.6 million and $7.8 million, respectively.

A summary of stock options outstanding and exercisable at July 31, 2011 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2011 (in 000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2011 (in 000’s)	Weighted- Average Exercise Price
$7.75–$23.73	517	2.17	$15.43	517	$15.43
$24.03–$29.89	803	4.60	$25.22	795	$25.18
$30.21–$30.21	4,000	7.71	$30.21	1,800	$30.21
$32.76–$44.12	3,033	8.01	$36.20	1,077	$34.95
	8,353	7.18	$31.00	4,189	$28.67

On March 6, 2003, the Company’s Board of Directors declared a dividend of one right (Right) to purchase one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of Common Stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at an exercise price of $120.48.

In general, subject to certain limited exceptions, the Rights become exercisable when a person or group acquires 15% or more of the Company’s common stock or a tender offer or exchange offer for 15% or more of the Company’s common stock is announced or commenced. After any such event, the Company’s other shareholders may purchase an additional $120.48 worth of additional shares of the Company’s common stock at 50% of the then-current market price. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Company’s Board of Directors. The Rights may be redeemed by the Company at $0.001 per Right at any time before any person or group acquires 15% or more of our outstanding common stock.

(12)	Income Taxes

Income from continuing operations before taxes consists of the following (in thousands):

	Years Ended July 31,
	2011	2010	2009
US	$234,035	$217,947	$220,005
Non US	29,842	21,548	7,727
Total income before taxes	$263,877	$239,495	$227,732

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

The Company’s income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2011	2010	2009
Federal:
Current	$84,119	$83,791	$78,817
Deferred	278	(3,714)	168
	84,397	80,077	78,985
State:
Current	7,186	6,664	8,151
Deferred	(128)	473	(2)
	7,058	7,137	8,149
Foreign:
Current	5,818	1,916	1,651
Deferred	229	(1,262)	(599)
	6,047	654	1,052
	$97,502	$87,868	$88,186

A reconciliation by year of the expected US statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	2.0	3.5
Foreign	(0.4)	(1.7)	(0.8)
Compensation and fringe benefits	0.2	0.2	0.3
Other differences	0.4	1.2	0.7
Effective tax rate	36.9%	36.7%	38.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	July 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$1,063	$982
Accrued compensation and benefits	18,249	13,898
State taxes	1,488	1,358
Accrued other	3,006	1,884
Deferred revenue	—	1,910
Property and equipment	3,378	8,693
State net operating losses	398	327
Long-term note write off	—	423
Federal tax benefit	5,758	4,348
Total gross deferred tax assets	33,340	33,823
Less valuation allowance	(948)	(787)
Net deferred tax assets	32,392	33,036

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

	July 31,
	2011	2010
Deferred tax liabilities:
Vehicle pooling costs	(4,956)	(9,414)
Prepaid insurance	(1,397)	(671)
Deferred revenue	(1,721)	—
Intangibles and goodwill	(25,031)	(23,640)
Workers compensation	(359)	—
Total gross deferred tax liabilities	(33,464)	(33,725)
Net deferred tax liability	$(1,072)	$(689)

The above net deferred tax liability has been reflected in the accompanying consolidated balance sheets as follows (in thousands):

	July 31,
	2010	2010
North America current liabilities	$440	$1,154
North America non-current assets	(9,425)	(10,213)
UK non-current liabilities	10,057	9,748
Net deferred tax liability	$1,072	$689

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2011 and 2010 was $0.9 million and $0.8 million, respectively.

At July 31, 2011 and 2010, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate is $13.2 million and $9.9 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits (in thousands):

	Years Ended July 31,
	2011	2010
Balance as of August 1	$18,144	$15,965
Increases related to current year tax positions	1,592	4,514
Prior year tax positions:
Prior year increase	519	74
Prior year decrease	(531)	(532)
Cash settlement	—	(302)
Lapse of statute of limitations	(930)	(1,575)
Balance at July 31	$18,794	$18,144

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2011 and 2010, the Company had accrued interest and penalties related to the unrecognized tax benefits of $6.0 million and $5.2 million, respectively.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

The Company is currently under audit by the states of Florida and Connecticut for fiscal years 2007, 2008 and 2009. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2008, with the exception of Florida and Connecticut.

In fiscal years 2011, 2010 and 2009, the Company recognized a tax benefit of $3.6 million, $6.2 million and $4.6 million, respectively, upon the exercise of certain stock options which is reflected in shareholders’ equity.

The Company has not provided for US federal income and foreign withholding taxes on its $42 million foreign subsidiaries’ undistributed earnings as of July 31, 2011, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed.

(13)	Net Income Per Share

The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2011	2010	2009
Weighted average common shares outstanding	75,649	84,165	83,537
Effect of dilutive securities-stock options	1,027	862	1,393
Diluted weighted average common shares outstanding	76,676	85,027	84,930

There were no adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 2,553,989, 5,892,641 and 1,225,000 options to purchase our common stock that were outstanding at July 31, 2011, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

(14)	Segments and Other Geographic Information

The Company’s North American region and its UK region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

The following geographic data is provided in accordance with ASC 280, Segment Reporting. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2011	2010	2009
United States	$674,742	$602,794	$591,284
Canada	6,532	5,635	4,733
North America	681,274	608,429	596,017
United Kingdom	190,972	164,450	147,065
	$872,246	$772,879	$743,082

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	July 31,
	2011	2010
United States	$521,558	$511,362
Canada	4,579	4,925
North America	526,137	516,287
United Kingdom	95,638	76,011
	$621,775	$592,298

(15)	Commitments and Contingencies

Leases

The Company leases certain facilities and certain equipment under non-cancelable capital and operating leases. In addition to the minimum future lease commitments presented below, the leases generally require the Company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because the Company has determined these items are not material. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized on a straight-line basis over the lease term in accordance with ASC 840, Operating Leases.

At July 31, 2011, future minimum lease commitments under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Capital Leases	Operating Leases
2012	$231	$18,984
2013	204	15,147
2014	182	10,470
2015	—	8,067
2016	—	6,175
Thereafter	—	37,029
	617	$95,872
Less amount representing interest	(36)
	$581

Facilities rental expense for the fiscal years ended July 31, 2011, 2010 and 2009 aggregated $17.4 million, $16.8 million and $16.8 million, respectively. Yard operations equipment rental expense for the fiscal years ended July 31, 2011, 2010 and 2009 aggregated $3.3 million, $4.1 million and $3.8 million, respectively.

Commitments

Letters of Credit

The Company had outstanding letters of credit of $6.7 million at July 31, 2011 which are primarily used to secure certain insurance obligations.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

Purchase Commitments

The Company has obligations under certain UK seller contracts for the purchase of vehicles at pre-determined prices, which typically are based upon a percentage of the pre-accident value, as defined in the contracts.

Contingencies

Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. These legal proceedings include the following matters:

On November 20, 2007, Car Auction & Reinsurance Solutions, Inc. (CARS) filed suit against the Company in the Superior Court in the County of New Castle, Delaware. CARS was seeking in excess of $2.0 million in damages, punitive damages, and prejudgment interest related to allegations involving breach of contract and misrepresentation. On September 15, 2011, the parties reached a settlement amount that was not material to our consolidated financial condition or results of operations.

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. The Company responded to the Charge of Discrimination explaining that it has a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by us. The Charge of Discrimination lay dormant at the EEOC for over two years. In January, 2011, however, the EEOC began actively investigating the allegations and challenging the Company’s policy of conducting criminal background checks and denying employment based on certain criminal convictions. It is the EEOC’s position that such a practice is unlawful because it has a disparate impact on minorities. It is the Company’s position that its policy is required by one of its largest auto insurance company customers. Because the Company’s customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as the Company’s customer, from employing “any person who has been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense.” In turn, it is the Company’s understanding that the Company’s customer is obligated to make sure its vendors, such as the Company, comply with similar hiring restrictions. The EEOC is still investigating the Charge of Discrimination. The Company anticipates that if the Charge of Discrimination is not dismissed or settled, the EEOC will file a lawsuit in Federal Court on behalf of all former employees and applicants of the Company who were denied employment because of the Company’s policy. The Company believes that its practices are not unlawful and intends to continue to vigorously defend this action.

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at our facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

On September 21, 2010, Robert Ortiz and Carlos Torres filed suit against the Company in Superior Court of San Bernardino County, San Bernardino District, which purported to be a class action on behalf of persons employed by the Company in the positions of facilities managers and assistant general managers in California at any time since the date four years prior to September 21, 2010. The complaint alleges failure to pay wages and overtime wages, failure to provide meal breaks and rest breaks, in violation of various California Labor and Business and Professional Code sections, due to alleged misclassification of facilities managers and

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

assistant general managers as exempt employees. Relief sought includes class certification, injunctive relief, damages according to proof, restitution for unpaid wages, disgorgement of ill-gotten gains, civil penalties, attorney’s fees and costs, interest, and punitive damages. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

On February 12, 2011, Jose E. Brizuela filed suit against the Company in Superior Court, San Bernardino County, San Bernardino District, which purports to be class action on behalf of persons employed by the Company paid on a hourly basis in California at any time since the date four years prior to February 14, 2011. The complaint alleges failure to pay all earned wages due to an alleged practice of rounding of hours worked to the detriment of the employees. Relief sought includes class certification, injunctive relief, unpaid wages, waiting time penalty-wages, interest, and attorney’s fees and costs of suit. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

On August 10, 2011, Glenn A. Mangis and Lynn Brown-Mangis, husband and wife, filed suit against the Company in the Superior Court of Washington for Pierce County, alleging exposure to asbestos during the course of his employment as a carpenter, electrician and laborer; and as a direct result of said exposure, Plaintiff developed mesothelioma. Plaintiff’s wife is alleging loss of spousal relationship as a result. Relief sought is for general and special damages, medical and related expenses, costs and disbursements in case, prejudgment interest and all other relief the Court deems just. No specific amount was given. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its consolidated financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against it. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

Governmental Proceedings

The Georgia Department of Revenue, or DOR, recently conducted a sales and use tax audit of the Company’s operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

The Company has engaged a Georgia law firm and outside tax advisors to review the conduct of its business operations in Georgia, the notice of assessment, and the DOR’s policy position. In particular, the Company’s outside legal counsel has provided the Company an opinion that its sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, the Company’s counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that its sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Based on the opinion from the Company’s outside law firm and advice from outside tax advisors, the Company has not provided for the payment of this assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the Company’s favor or that the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s results of operations and consolidated financial statements.

Environmental Matters

In connection with the acquisition of the Dallas, Texas facility in 1994, the Company set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. The Company began the stabilization process in 1996 and completed it in 1999. The Company paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, the Company’s environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. The Company’s consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which the Company received in July 2004, the TCEQ approved with comment the Company’s water monitoring report dated February 24, 2004. The TCEQ instructed the Company to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from the Company’s environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. The Company’s environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, the Company requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified the Company that they did not concur with their consultant’s conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to the Company’s proposal for surface water sampling. In March 2008, the Company’s environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling was performed in November 2008. In December 2008 a report was submitted to the TCEQ indicating that lead levels were below Texas surface water quality standards. In May of 2009, the TCEQ approved the Surface Water Sampling Report, as well as the Concrete Cap Inspection Report submitted in December 2008. The Company made the necessary repairs to the concrete cap and provided a survey map of the cap. Annual inspections of the cap are required to ensure its maintenance. There is no assurance that the Company may not incur future liabilities if the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

stabilization process proves ineffective, or if future testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards.

The Company does not believe that the above environmental matter will, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(16)	Guarantees—Indemnifications to Officers and Directors

The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of the Company’s fiscal 2010 annual report on Form 10-K, with the members of its Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of its Board of Directors.

(17)	Related Party Transactions

The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated $0.05 million, $0.2 million, and $0.2 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. The Company leases certain of its facilities from other employees of the Company under various lease agreements. Rental payments under these leases aggregated $0.3 million for the fiscal years ended July 31, 2011, 2010 and 2009.

On November 11, 2010, the Company exercised its option to purchase land that had been leased from Willis J. Johnson, the Company’s Chairman of the Board and a member of the Board of Directors. The purchase was established through an independent appraisal and the transaction was approved by the Audit Committee of the Company’s Board of Directors.

On June 10, 2010, the Company entered into an agreement with Willis J. Johnson, the Company’s Chairman of the Board and a member of the Board of Directors, pursuant to which the Company acquired 121,251 shares of its common stock at a price of $36.76 per share, or an aggregate purchase price of $4.5 million. The settlement date for the acquisition of the common stock was on or about June 10, 2010, and the purchase was made pursuant to the Company’s existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company’s common stock on June 10, 2010 (as reported by The NASDAQ Stock Market). The repurchase was approved by the independent members of the Board of Directors and the Audit Committee of the Board of Directors.

During the year ended July 31, 2011, the Company purchased two houses from executives who are relocating to the corporate headquarters to Dallas (see Note 19.) The houses are reported in other assets with a value of $2.0 million. Also, the Company purchased 10,620 shares of stock from the Willis Johnson Foundation for $0.5 million.

There were no amounts due or from related parties at July 31, 2011 and 2010.

(18)	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all US employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of $0.4 million, $0.5 million and $0.5 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively, related to this plan.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2011, 2010 AND 2009

The Company also sponsors an additional defined contribution plan for most of its UK employees, which is available to all UK employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized an expense of $0.2 million, $0.3 million, and $0.7 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively, related to this plan.

(19)	Restructuring

The Company is relocating its corporate headquarters to Dallas, TX in 2012. The Company recognized restructuring-related costs of $1.4 million for the year ended July 31, 2011 in general and administrative expense.

(20)	Subsequent Event

On September 22, 2011, the Company’s board of directors approved a 20 million share increase in the Company’s stock repurchase program, bringing the total current authorization to 49 million shares. The Company has repurchased approximately 20,453,037 shares under the program since its inception in February 2003, leaving 28,546,963 shares available for repurchase under the program (including the 20 million share increase approved on September 22, 2011). Repurchases under the program may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the share repurchase program. The repurchases may be made at such times and in such amounts as Copart deems appropriate and may be discontinued at any time.

(21)	Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2011(2)	First	Second	Third	Fourth
Revenues	$212,667	$207,380	$236,755	$215,443
Operating income	$59,594	$60,195	$82,044	$63,456
Income from continuing operations	$60,163	$60,717	$80,350	$62,645
Net income	$37,823	$37,893	$50,136	$40,521
Basic net income per share	$0.45	$0.47	$0.72	$0.60
Diluted net income per share	$0.45	$0.46	$0.71	$0.59

	Fiscal Quarter
Fiscal Year 2010	First	Second	Third	Fourth
Revenues	$185,461	$176,601	$220,349	$190,468
Operating income	$56,492	$53,232	$72,126	$57,220
Income from continuing operations	$57,052	$53,172	$71,584	$57,687
Net income	$35,270	$35,733	$44,390	$36,234
Basic net income per share	$0.42	$0.42	$0.53	$0.43
Diluted net income per share	$0.42	$0.42	$0.52	$0.43

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)	Fiscal 2011 results are impacted from the adoption of ASU 2009-13.