Form 10-K/A
period 2011-07-31
COPART INC
filed 2011-10-28
CIK 900075

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

EXPLANATORY NOTE

Copart, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for the Fiscal Years Ended July 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at July 31, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended July 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

EXHIBITS

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________
(*) In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2011.

COPART, INC.

By:	/S/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer

By:	/S/ WILLIAM E. FRANKLIN
William E. Franklin Senior Vice President of Finance and Chief Financial Officer