Form 10-Q
period 2011-10-31
COPART INC
filed 2011-12-12
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2011

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

YES     ☐      NO     ☒

Number of shares of Common Stock outstanding as of December 6, 2011: 65,094,982

Copart, Inc.

Index to the Quarterly Report

October 31, 2011

Description

PART I - Financial Information	3

Item 1 - Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Overview	15
Acquisitions and New Operations	16
Critical Accounting Policies and Estimates	16
Results of Operations	20
Liquidity and Capital Resources	22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 - Controls and Procedures	23
Evaluation of Disclosure Controls and Procedures	23
Changes in Internal Controls	24

PART II - Other Information	25

Item 1 - Legal Proceedings	25
Item 1A - Risk Factors	25
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6 - Exhibits	35
Signatures	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

(Unaudited)

	October 31, 2011	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$212,677	$74,009
Accounts receivable, net	136,284	122,859
Vehicle pooling costs	16,886	17,026
Inventories	6,433	8,016
Income taxes receivable	785	5,145
Prepaid expenses and other assets	11,206	14,813
Total current assets	384,271	241,868
Property and equipment, net	594,851	600,388
Intangibles, net	11,399	12,748
Goodwill	197,129	198,620
Deferred income taxes	12,400	9,425
Other assets	25,834	21,387
Total assets	$1,225,884	$1,084,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,489	$101,708
Deferred revenue	4,526	5,636
Income taxes payable	22,262	3,543
Deferred income taxes	131	440
Current portion of long-term debt and capital lease obligations	75,387	50,370
Other current liabilities	4,840	4,929
Total current liabilities	208,635	166,626
Deferred income taxes	9,585	10,057
Income taxes payable	24,707	24,773
Long-term debt and capital lease obligations	425,337	325,386
Other liabilities	2,775	2,422
Total liabilities	671,039	529,264
Commitments and contingencies
Shareholders' equity:
Common stock, no par value - 180,000,000 shares authorized; 65,054,811 and 66,005,517 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	315,428	313,940
Accumulated other comprehensive loss	(27,339)	(23,225)
Retained earnings	266,756	264,457
Total shareholders' equity	554,845	555,172
Total liabilities and shareholders' equity	$1,225,884	$1,084,436

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2011	2010
Service revenues and vehicle sales:
Service revenues	$185,647	$179,580
Vehicle sales	39,979	33,087
Total service revenues and vehicle sales	225,626	212,667

Operating costs and expenses:
Yard operations	96,207	95,607
Cost of vehicle sales	34,194	28,206
General and administrative	29,849	29,260
Total operating costs and expenses	160,250	153,073
Operating income	65,376	59,594
Other (expense) income:
Interest expense	(2,187)	(15)
Interest income	62	80
Other income, net	564	504
Total other (expense) income	(1,561)	569
Income before income taxes	63,815	60,163
Income taxes	22,666	22,340
Net income	$41,149	$37,823

Earnings per share-basic
Basic net income per share	$0.63	$0.45
Weighted average common shares outstanding	65,716	83,745

Earnings per share-diluted
Diluted net income per share	$0.62	$0.45
Diluted weighted average common shares outstanding	66,901	84,406

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income	$41,149	$37,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,027	11,722
Allowance for doubtful accounts	(557)	(41)
Share-based compensation	5,045	4,636
Excess tax benefits from share-based compensation	(202)	(110)
(Gain)/Loss on sale and impairment of property and equipment	(288)	1,273
Changes in operating assets and liabilities:
Accounts receivable	(13,144)	(7,985)
Vehicle pooling costs	76	9,277
Inventories	1,447	739
Prepaid expenses and other current assets	3,499	2,819
Purchase of land options and other assets, net of proceeds	(4,165)	(60)
Accounts payable and accrued liabilities	207	353
Deferred revenue	(1,108)	(5,038)
Deferred income taxes	(3,572)	(395)
Income taxes receivable	4,572	8,690
Income taxes payable	18,727	13,923
Other liabilities	474	(88)
Net cash provided by operating activities	64,187	77,538

Cash flows from investing activities:
Purchases of property and equipment	(7,274)	(14,777)
Proceeds from sale of property and equipment	182	3,704
Net cash used in investing activities	(7,092)	(11,073)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,359	674
Excess tax benefit from share-based compensation	202	110
Repurchases of common stock	(43,983)	(75,710)
Proceeds from the issuance of long-term debt	125,000	--
Debt offering costs	(313)	--
Net cash provided by (used in) financing activities	82,265	(74,926)

Effect of foreign currency translation	(692)	743
Net increase (decrease) in cash and cash equivalents	138,668	(7,718)
Cash and cash equivalents at beginning of period	74,009	268,188
Cash and cash equivalents at end of period	$212,677	$260,470

Supplemental disclosure of cash flow information:
Interest paid	$2,011	$15
Income taxes paid	$2,998	$122

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2011
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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries, Copart Canada, Inc. (Copart Canada) and Copart Europe Limited (Copart Europe) which currently operates solely in the UK. Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart Europe was incorporated in June 2007.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2011 and July 31, 2011, and its condensed consolidated statements of income and cash flows for the three months ended October 31, 2011 and October 31, 2010. Interim results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2012. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

In accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), a two-step approach is applied to the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes line of its condensed consolidated statements of income.

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

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of the Company's current North American contracts, collecting the proceeds from the member. On August 1, 2010, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Upon adoption of this standard, pre-sale services, including towing, title processing, preparation and storage, sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

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

The Company allocates arrangement consideration based upon management's best estimate of the selling price of the separate units of accounting contained within an arrangement containing multiple deliverables. Significant inputs in the Company's estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services.

Derivatives and Hedging

The Company has entered into an interest rate swap to exchange its variable interest rate payment commitments for fixed interest rate payments on $375 million, the notional amount, of the Term Loan balance, which at October 31, 2011 totaled $500 million. The notional amount of the derivative transaction amortizes $12.5 million per quarter through September 30, 2015 and

$175 million on December 14, 2015. The Company entered into the interest rate swap to reduce interest rate risk on the Company's variable rate Term Loan (see Note 12). The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at its $0.6 million fair value in other liabilities. Each quarter, the Company will measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss (see Note 8).

The hedge provided by our swap could prove to be ineffective for a number of reasons, including early retirement the Term Loan, as allowed under the Credit Agreement (see Note 12), or in the event the counterparty to the interest rate swap is determined in the future to be uncreditworthy. The Company has no plans for early retirement of the Term Loan.

Segments and Other Geographic Reporting

The Company's North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

NOTE 2 - Cash and Cash Equivalents

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

In accordance with ASC 820, FairValue Measurements and Disclosures (ASC 820), the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of October 31, 2011, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$181,327	$—	$—	$—	$181,327
Money market funds	31,350	—	—	—	31,350
Total	$212,677	$—	$—	$—	$212,677

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

NOTE 4 - Net Income Per Share

There were no adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2011	2010
Basic weighted average shares outstanding	65,716	83,745

Effect of dilutive securities - stock options	1,185	661

Diluted weighted average shares outstanding	66,901	84,406

Excluded from the dilutive earnings per share calculation were 1,111,429 and 6,348,967 stock options for the three months ended October 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2011	July 31, 2011
Amortized intangibles:
Covenants not to compete	$10,896	$10,896
Supply contracts	26,743	27,238
Licenses and databases	1,332	1,337
Accumulated amortization	(27,572)	(26,723)
Net intangibles	$11,399	$12,748

Aggregate amortization expense on amortizable intangible assets was $1.1 million and $1.3 million for the three months ended October 31, 2011 and 2010, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2011	$198,620
Effect of foreign currency exchange rates	(1,491)
Balance as of October 31, 2011	$197,129

NOTE 6 - Share-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the three months ended October 31, 2011:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2011	8,353	$31.00
Grants of options	40	$42.09
Exercises	(86)	$29.01
Forfeitures or expirations	-	-
Outstanding at October 31, 2011	8,307	$31.08	6.95	$103,620
Exercisable at October 31, 2011	4,476	$28.93	6.09	$65,433

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 7,529,501 options that were in-the-money at October 31, 2011.

As set forth in the table below, the share-based compensation expense recognized during the three months ended October 31, 2011 was $5.1 million, compared to $4.6 million during the three months ended October 31, 2010.

	Three Months Ended October 31,
	2011	2010
General and Administrative	$4,850	$4,331
Yard operations	195	305
	$5,045	$4,636

NOTE 7 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 20 million share increase in the Company's stock repurchase program, bringing the total current authorization to 49 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 1,069,898 shares of its common stock during the three months ended October 31, 2011, at a weighted average price of $40.73 per share totaling $43.6 million. The Company repurchased 2,249,826 shares of its common stock during the three months ended October 31, 2010 at a weighted average price of $33.65 per share totaling $75.7 million. The total number of shares repurchased under the program as of October 31, 2011 was 21,522,935 and 27,477,065 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 10,526,315 shares of its common stock at a price of $38.00 per share. In connection with the tender offer, the Company accepted for purchase 12,172,088 shares of its common stock. The shares accepted for purchase are comprised of the 10,526,315 shares the Company offered to purchase and an additional 1,645,773 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the three months ended October 31, 2011 is less than $0.01.

In the second, third and fourth quarters of fiscal 2011, and the first quarter of fiscal 2012, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. Approximately $4.2 million in fiscal year 2011 and $0.2 million in fiscal year 2012 was remitted to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2011-Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748
FY 2011-Q3	274,167	$22.03	147,748	59,016	67,403	$40.80	$2,408
FY 2011-Q4	90,000	$18.95	38,198	24,183	27,619	$44.65	$1,080
FY 2012-Q1	20,000	$18.00	8,041	4,487	7,472	$44.77	$201

(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

NOTE 8 - Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended October 31,
	2011	2010
Net income, as reported	$41,149	$37,823
Other comprehensive income:
Cash flow hedge	(614)	-
Foreign currency translation adjustments, net of tax effects	(3,500)	4,258
Comprehensive income	$37,035	$42,081

NOTE 9 - Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which simplifies how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company's adoption of ASU 2011-08 will not have a material impact on the Company's consolidated results of operations or financial position.

NOTE 10 - Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. These legal proceedings include the following matters:

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. The Company responded to the Charge of Discrimination explaining that it has a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by us. The Charge of Discrimination lay dormant at the EEOC for over two years. In January, 2011, however, the EEOC began actively investigating the allegations and challenging our policy of conducting criminal background checks and denying employment based on certain criminal convictions. It is the EEOC's position that such a practice is unlawful because it has a disparate impact on minorities. It is Copart's position that the Company policy is required by one of our largest auto insurance company customers. Because Copart's customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as Copart's customer, from employing "any person who has been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense." In turn, it is Copart's understanding that the Company's customer is obligated to make sure its vendors, such as Copart, comply with similar hiring restrictions. The EEOC is still investigating the Charge of Discrimination. The Company anticipates that if the Charge of Discrimination is not dismissed or settled, the EEOC will file a lawsuit in Federal Court on behalf of all former employees and applicants of Copart who were denied employment because of the Company's policy. The Company believes that its practices are not unlawful and intend to continue to vigorously defend this action.

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

On September 21, 2010, Robert Ortiz and Carlos Torres filed suit against Copart in Superior Court of San Bernardino County, San Bernardino District, which purported to be a class action on behalf of persons employed by the Company in the positions of facilities managers and assistant general managers in California at any time since the date four years prior to September 21, 2010. The complaint alleges failure to pay wages and overtime wages, failure to provide meal breaks and rest breaks, in violation of various California Labor and Business and Professional Code sections, due to alleged misclassification of facilities managers and assistant general managers as exempt employees. Relief sought includes class certification, injunctive relief, damages according to proof, restitution for unpaid wages, disgorgement of ill-gotten gains, civil penalties, attorney's fees and costs, interest, and punitive damages. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

On February 12, 2011, Jose E. Brizuela filed suit against the Company in Superior Court, San Bernardino County, San Bernardino District, which purports to be class action on behalf of persons employed by Copart paid on a hourly basis in California at any time since the date four years prior to February 14, 2011. The complaint alleges failure to pay all earned wages due to an alleged practice of rounding of hours worked to the detriment of the employees. Relief sought includes class certification, injunctive relief, unpaid wages, waiting time penalty-wages, interest, and attorney's fees and costs of suit. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

On August 10, 2011, Glenn A. Mangis and Lynn Brown-Mangis, husband and wife, filed suit against the Company in the Superior Court of Washington for Pierce County, alleging exposure to asbestos during the course of his employment as a carpenter, electrician and laborer; and as a direct result of said exposure, Plaintiff developed mesothelioma. Plaintiff's wife is alleging loss of spousal relationship as a result. On October 18, 2011, Plaintiff filed a Stipulation and Order of Dismissal of Copart. All claims against Copart were dismissed without prejudice and without costs as to any party to the matter.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our consolidated financial position, results of operations or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. Copart maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that Copart carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

Governmental Proceedings

The Georgia Department of Revenue, or DOR, recently conducted a sales and use tax audit of the Company's operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

The Company has engaged a Georgia law firm and outside tax advisors to review the conduct of its business operations in Georgia, the notice of assessment, and the DOR's policy position. In particular, the Company's outside legal counsel has provided the Company an opinion that its sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, the Company's counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that its sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Based on the opinion from the Company's outside law firm and advice from outside tax advisors, the Company has not provided for the payment of this assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR's notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the

Company's favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company's results of operations and consolidated financial statements.

NOTE 11 - Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of October 31, 2011, the total gross unrecognized tax benefit was $24.7 million, including interest and penalty.

As of October 31, 2011, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable and as long-term receivables, respectively, in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the three months ended October 31, 2011 was $0.5 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the states of Connecticut and Florida for fiscal years 2007, 2008 and 2009. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2008, with the exception of Connecticut and Florida. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

The Company has not provided for US federal income and foreign withholding taxes from undistributed earnings of its foreign operations, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant US income tax liability.

NOTE 12 - Credit Facility

The Company entered into a Credit Facility Agreement (Credit Facility) in December 2010 that provides on an unsecured basis: (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On September 29, 2011, the Company amended the credit agreement increasing the amount of the term loan facility from $400.0 million to $500.0 million

The Term Loan, which at October 31, 2011 was $500.0 million, amortizes $18.8 million plus interest each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into an interest rate swap to exchange its variable interest rate payments commitment for fixed interest rate payments on $375 million, the notional amount, of the Term Loan balance which, at October 31, 2011 totaled $500.0 million. The swap agreement fixed the Company's interest rate, with respect to the notional amount of our term debt, at 85 basis points plus the Applicable Rate as outlined in the Credit Facility. The remainder of the Company's Term Loan bears interest at a fluctuating Eurocurrency Rate plus the Applicable Rate. At October 31, 2011 the Eurocurrency Rate was.28% and the Applicable rate was 1.75%. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility).

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving

Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the Company's leverage ratio. The Company had no outstanding borrowings under the Revolving Credit at the end of the period.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: 1) earnings before income tax, depreciation and amortization (EBITDA), 2) leverage ratio, 3) interest coverage ratio, and 4) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of October 31, 2011.

The Company has entered into an interest rate swap to reduce interest rate risk on the Company's variable rate Term Loan. The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded in other liabilities at its fair value, which at October 31, 2011 is $0.6 million.

NOTE 13 - Restructuring

The Company is relocating its corporate headquarters to the Dallas metroplex in Texas in 2012. The Company recognized restructuring-related costs of $1.5 million for the three months ended October 31, 2011. Restructuring-related costs are for severance and the costs of relocating employees to Texas.

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

We provide vehicle sellers with a full range of services to process and sell vehicles over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the salvage vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price.

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

Acquisitions and New Operations

We have experienced significant growth in facilities as we have acquired seven facilities and established three new facilities since the beginning of fiscal 2010. All of these acquisitions have been accounted for using the purchase method of accounting.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2009 through October 31, 2011:

Locations	Acquisition or Greenfield	Date		Geographic Service Area
Bristol, England	Acquisition		January 2010	United Kingdom
Bedford, England	Acquisition		January 2010	United Kingdom
Colchester, England	Acquisition		January 2010	United Kingdom
Gainsborough, England	Acquisition	*	January 2010	United Kingdom
Luton, England	Acquisition		January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield		February 2010	Central Pennsylvania
Homestead, Florida	Greenfield		September 2010	Southern Florida
Hartford City, Indiana	Acquisition		March 2011	Central Indiana
Birmingham, England	Acquisition		March 2011	United Kingdom
Atlanta, Georgia	Greenfield		August 2011	Northern Georgia

_________________________

* Closed in fiscal 2010

The period-to-period comparability of our operating results and financial condition is substantially affected by business acquisitions, new openings, weather, and product introductions during such periods. In particular, we have certain contracts inherited through our UK acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It is our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.

In addition to growth through acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing new vehicle storage facilities in key markets, (ii) pursuing national and regional vehicle seller agreements, (iii) expanding our service offerings to sellers and buyers, and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and merchandising procedures and attempt to achieve cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, share-based compensation, long-lived asset impairment calculations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our condensed consolidated financial statements. We discuss where appropriate sensitivity to change based on other outcomes reasonably likely to occur.

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of our current North American contracts, collecting the proceeds from the member. On August 1, 2010, we prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Upon adoption of this standard, pre-sale services, including towing, title processing, preparation and storage sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services are recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

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

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis. Given the fixed cost nature of our business there is not a direct correlation in an increase in expenses or units processed on vehicle pooling costs.

We apply the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criteria of "so abnormal" as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of October 31, 2011 and July 31, 2011 was $45.5 million and $43.6 million, respectively. Accumulated amortization expense related to software for October 31, 2011and July 31, 2011 totaled $12.3 million and $10.2 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that at October 31, 2011, a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $1.2 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of October 31, 2011, we had approximately $0.9 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

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

Based on our results for the three months ended October 31, 2011, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $0.6 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.5 million as of October 31, 2011. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.2 million and our medical accrual would change by $320,000. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by $50,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Derivatives and Hedging

We have entered into an interest rate swap to exchange our variable interest rate payment commitments for fixed interest rate payments on $375 million, the notional amount, of our Term Loan balance, which at October 31, 2011 totaled $500 million. The notional amount of the derivative transaction amortizes $12.5 million per quarter through September 30, 2015 and $175 million on December 14, 2015. We entered into the interest rate swap to reduce interest rate risk on our variable rate Term Loan. The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at its $0.6 million fair value in other liabilities. Each quarter, we will measure hedge effectiveness using the "hypothetical derivative method" and record in earnings hedge any ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

The hedge provided by our swap could prove to be ineffective for a number of reasons, including early retirement the Term Loan, as is allowed under the Credit Agreement, or in the event the counterparty to the interest rate swap is determined in the future to be uncreditworthy. We have no plans for early retirement of the Term Loan.

Segment Reporting

Our North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

The information set forth above under Note 9 - Recent Accounting Pronouncements contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Results of Operations

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

The following sets forth information on customer revenue by class (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$185,647	82%	$179,580	84%
Vehicle sales	39,979	18%	33,087	16%
	$225,626	100%	$212,667	100%

Service Revenues. Service revenues were $185.7 million during the three months ended October 31, 2011 compared to $179.6 million for the same period last year, an increase of $6.1 million, or 3.4%. During the first quarter of our fiscal 2011, we prospectively adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized revenue of approximately $2.1 million in our current quarter and approximately $9.1 million the same quarter last year which would have otherwise been recognized in future periods. The impact of ASU 2009-13 when comparing the three months ended October 31, 2011 to the same period last year was a reduction in service revenue of $7.0 million. Growth in unit volume generated $8.4 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Higher revenue per car generated $4.3 million in additional revenue relative to the same period last year and was offset by the impact of ASU 2009-13 described above. The higher revenue per car was driven by the increase in the average selling price per vehicle as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was primarily impacted by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export.

Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 in the UK had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.60 dollars to the pound and 1.57 dollars to the pound for the three months ended October 31, 2011 and 2010, respectively, and led to an increase in service revenue of $ 0.4 million.

Vehicle Sales. We purchase vehicles from the insurance companies and from the general public and resell them for our own account. Vehicle sales revenues were $40.0 million during the three months ended October 31, 2011 compared to $33.1 million for the same period last year, an increase of $6.8 million, or 20.8%. The increase in vehicle sales revenue was due to the rise in the average selling price of vehicles which resulted in increased revenue of $8.2 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, we cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. The change in volume reflects the migration of certain contracts in the UK from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $1.9 million. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.5 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $88.0 million during the three months ended October 31, 2011 compared to $86.2 million for the same period last year, an increase of $1.8 million, or 2.1%. During the first quarter of our fiscal 2011, we prospectively adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized expenses of approximately $1.6 million in the current quarter and $8.8 million in the same quarter last year associated with that revenue which would have otherwise been recognized in future periods. The impact of the adoption of ASU 2009-13 was a reduction in yard operation expense of approximately $7.2 million. Compared to the same period last year, higher yard operation expense of $8.8 million was driven primarily by (i) a $4.1 million increase due to the growth in volume of units processed, (ii) a $1.4 million increase in subhauling costs due to the growth in diesel prices on a year over year basis and, (iii) $3.3 million increase attributed to the general growth in program costs associated with new business segments. This was offset by the impact of ASU 2009-13 described above. There was a detrimental impact of $0.2 million on yard operating expenses due to the change in the GBP to USD exchange rate. Operation depreciation and amortization expenses were $8.2 million and $9.4 million for the three months ended October 31, 2011 and 2010, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $34.2 million during the three months ended October 31, 2011 compared to $28.2 million for the same period last year, an increase of $6.0 million, or 21.2%. The increase in the cost per unit sold represented a $7.1 million increase relative to last year. Unit volume decrease led to a decline of $1.6 million. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.4 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $26.0 million for the three months ended October 31, 2011 compared to $27.0 million for the same period last year, a decrease of $1.0 million, or 3.8%. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million.

General and administrative depreciation and amortization expenses were $3.9 million and $2.3 million for the three months ended October 31, 2011 and 2010, respectively.

Other Income (Expense). Interest expense grew by $2.2 million reflecting the impact of the new $400.0 term loan funded January 14, 2011, amended to $500 million in September 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $0.6 million and $0.5 million during the three months ended October 31, 2011 and 2010, respectively.

Income Taxes. Our effective income tax rates for the three months ended October 31, 2011 and 2010 were 35.5% and 37.1%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and the application of new elective tax law starting this fiscal year.

Net Income. Due to the foregoing factors, we realized net income of approximately $41.2 million for the three months ended October 31, 2011, compared to net income of approximately $37.8 million for the same period last year.

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

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers' fees, members' fees and reimbursable advances from the proceeds of vehicle sales. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars deemed as totaled by the insurance companies. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of October 31, 2011, we had working capital of $175.6 million, including cash and cash equivalents of $212.7 million. Cash equivalents consisted of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by $138.7 million from July 31, 2011 to October 31, 2011.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities decreased by $13.4 million to $64.2 million during the three months ended October 31, 2011, when compared to the three months ended October 31, 2010, due to changes in operating assets and liabilities partially offset by a $3.3 million improvement in net earnings.

Investing Activities

Net cash used in investing activities decreased by $4.0 million to $7.1 million during the three months ended October 31, 2011 when compared to the three months ended October 31, 2010. $7.5 million decrease in capital expenditures was partially offset by $3.5 million decrease in proceeds from the sale of property and equipment for the three months ended October 31, 2011, when compared to the same period in the prior year.

Financing Activities

Net cash provided by financing activities was $157.2 million higher during the three months ended October 31, 2011 when compared to the same period in the prior year. The increase is attributed to the issuance of long term debt, which provided $125.0 million cash during the three months ended October 31, 2011 (See Note 12, Credit Facility). Also, we repurchased $31.7 million less common stock during the current fiscal quarter, when compared to the same period for the prior year (See Note 7, Common Stock Repurchases).

Off-Balance Sheet Arrangements

As of October 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations

The following table summarizes our long-term debt including current portion as of October 31, 2011 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt including current portion	$500,000	$75,000	$150,000	$275,000	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of October 31, 2011, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of October 31, 2011, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended October 31, 2011, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $500 million as of October 31, 2011. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

Changes in the overall level of interest rates impact the interest expense that we recognize in our condensed consolidated statements of income. During the three month period ending October 31, 2011, we entered into an interest rate swap to reduce interest rate risk on $375 million, the notional amount, of our $500 million Term Loan balance. The notional amount of the derivative transaction amortizes $12.5 million per quarter through September 2015 and $175 million on December 14, 2015. The impact of a 100 basis point increase in the interest rate on $125 million would be an increase in interest expense of $1.25 million, excluding the impact of debt amortization.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of $5.0 million for the three months ended October 31, 2011.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At October 31, 2011, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $3.5 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material effect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or Disclosure Controls, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Chief Executive Officer and Director (our CEO) and our Senior Vice President and Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 10 — Legal Proceedings contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A, Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

One customer accounted for approximately 10% of our revenue during the three months ended October 31, 2011. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

During fiscal 2007, we completed the acquisition of Universal Salvage plc, or Universal, our first acquisition in the UK. In fiscal 2008, we completed the acquisitions of Century Salvage Sales Limited, (Century), Simpson Bros. (York) Holdings, Limited and AG Watson Auto Salvage & Motor Spares (Scotland) Limited (AG Watson), all located within the UK. In fiscal 2010, we completed the acquisitions of D Hales Limited (D Hales) which is also located in the UK. In fiscal 2011, we completed the acquisition of John Hewitt and Sons (Garages) Limited (Hewitt). We may continue to acquire additional companies or operations in the UK or other countries in Europe or may seek to establish new yards or operations in the UK or Europe now that we have established a presence in these markets.

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

As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, the businesses of Universal, Century, AG Watson, D Hales, and Hewitt have depended on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our operating objectives for the UK and could have an adverse effect on our future operating results.

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

•the ability to obtain necessary permits to operate; and

•the impact of our conversion to a new standard ERP system, if the conversion is not executed efficiently and effectively.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19% of our common stock as of October 31, 2011. If they were to act together, these shareholders would have significant influence over most matters requiring approval by shareholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these shareholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These shareholders may take these actions even if they are opposed by our other investors.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as "abnormal" under FASB ASC 330, Inventory, were recognized during the year ended July 31, 2006, and included the additional sub-hauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of October 31, 2011, the amount of goodwill on our balance sheet subject to future impairment testing was $197.1 million.

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

We have engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of assessment, and the DOR's policy position. In particular, our outside legal counsel has provided us with an opinion that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Based on the opinion from our outside law firm and advice from outside tax advisors, we have not provided for the payment of this assessment in our condensed consolidated financial statements. We believe we have strong defenses to the DOR's notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to Copart, it could have a material adverse effect on our results of operations and condensed consolidated financial statements.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the consolidated financial statements.

The Financial Accounting Standards Board, the Public Company Accounting Oversight Board, and the SEC, from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require a change or changes in our policies or procedures.

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

If the interest rate swap entered into in connection with our credit facility proves ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

We entered into an interest rate swap to exchange our variable interest rate payment commitments for fixed interest rate payments on $375 million, the notional amount, of the Term Loan balance which, at October 31, 2011 totaled $500 million. The notional amount of the derivative transaction amortizes $12.5 million per quarter until September 30, 2015 and $175 million on December 14, 2015. The swap agreement fixed our interest rate with respect to the notional amount of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at October 31, 2011 was 1.75%.

We recorded the swap at fair value, and it is currently designated as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we will measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swap could prove to be ineffective for a number of reasons, including early retirement the Term Loan, as is allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to be uncreditworthy. Any determination that the hedge created by the swap is ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swap, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended October 31, 2011.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2011	—	—	—	8,546,963
Increase in the program (see Note 7)	—	—	—	28,546,963
August 1, 2011, through August 31, 2011	—	—	—	28,546,963
September 1 2011, through September 30, 2011	218,000	$39.28	218,000	28,328,963
October 1, 2011, through October 31, 2011	851,898	$41.10	851,898	27,477,065
Total	1,069,898	$40.73	1,069,898	27,477,065

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101(2)	The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief
Financial Officer (duly authorized officer and principal
financial and accounting officer)

Date: December 12, 2011

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101(2)	The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.