Form 10-Q
period 2012-01-31
COPART INC
filed 2012-03-09
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2012

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from           to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Number of shares of Common Stock outstanding as of March 8, 2012: 63,307,176

Copart, Inc.

Index to the Quarterly Report

January 31, 2012

Description

PART I — Financial Information	3

Item 1 — Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Overview	15
Acquisitions and New Operations	16
Critical Accounting Policies and Estimates	16
Results of Operations	20
Liquidity and Capital Resources	23

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 — Controls and Procedures	25
Evaluation of Disclosure Controls and Procedures	25
Changes in Internal Controls	25

PART II — Other Information	25

Item 1 — Legal Proceedings	25
Item 1A — Risk Factors	26
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6 — Exhibits	34
Signatures	35

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	January 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$127,640	$74,009
Accounts receivable, net	151,903	122,859
Vehicle pooling costs	16,597	17,026
Inventories	7,247	8,016
Income taxes receivable	2,977	5,145
Prepaid expenses and other assets	7,208	14,813
Assets held for sale	14,640	-
Total current assets	328,212	241,868
Property and equipment, net	568,816	600,388
Intangibles, net	10,184	12,748
Goodwill	194,954	198,620
Deferred income taxes	18,284	9,425
Other assets	19,208	21,387
Total assets	$1,139,658	$1,084,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$100,441	$101,708
Deferred revenue	6,331	5,636
Income taxes payable	3,350	3,543
Deferred income taxes	95	440
Current portion of long-term debt and capital lease obligations	75,180	50,370
Other current liabilities	785	4,929
Total current liabilities	186,182	166,626
Deferred income taxes	9,063	10,057
Income taxes payable	24,796	24,773
Long-term debt and capital lease obligations	406,536	325,386
Other liabilities	5,709	2,422
Total liabilities	632,286	529,264
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	-	-
Common stock, $0.0001 par value - 180,000,000 shares authorized; 63,262,727 and 66,005,517 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	6	7
Additional paid-in capital	317,765	313,933
Accumulated other comprehensive loss	(35,912)	(23,225)
Retained earnings	225,513	264,457
Total stockholders' equity	507,372	555,172
Total liabilities and stockholders' equity	$1,139,658	$1,084,436

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Service revenues and vehicle sales:
Service revenues	$189,671	$173,742	$375,318	$353,322
Vehicle sales	38,233	33,638	78,212	66,725
Total service revenues and vehicle sales	227,904	207,380	453,530	420,047

Operating costs and expenses:
Yard operations	94,603	94,473	190,810	190,438
Cost of vehicle sales	33,605	27,002	67,799	55,208
General and administrative	27,386	25,710	57,235	54,611
Impairment of long-lived assets	8,771	-	8,771	-
Total operating costs and expenses	164,365	147,185	324,615	300,257
Operating income	63,539	60,195	128,915	119,790
Other (expense) income:
Interest expense	(3,033)	(417)	(5,220)	(432)
Interest income	119	133	181	214
Other income, net	1,591	806	2,155	1,311
Total other (expense) income	(1,323)	522	(2,884)	1,093
Income before income taxes	62,216	60,717	126,031	120,883
Income taxes	21,613	22,824	44,279	45,164
Net Income	$40,603	$37,893	$81,752	$75,719

Earnings per share-basic
Basic net income per share	$0.63	$0.47	$1.26	$0.92
Weighted average common shares outstanding	64,153	81,240	64,935	82,492

Earnings per share-diluted
Diluted net income per share	$0.62	$0.46	$1.23	$0.91
Diluted weighted average common shares outstanding	65,795	81,955	66,348	83,180

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net income	$81,752	$75,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,247	23,089
Allowance for doubtful accounts	(99)	280
Impairment of long-lived assets	8,771	-
Stock-based compensation	11,028	9,116
Excess tax benefits from stock-based compensation	(1,104)	(1,043)
(Gain)/loss on sale of property and equipment	(963)	2,256
Deferred incomes taxes	(9,068)	(3,434)
Changes in operating assets and liabilities:
Accounts receivable	(29,549)	(28,225)
Vehicle pooling costs	268	9,810
Inventories	498	(817)
Prepaid expenses and other current assets	5,933	(5,157)
Other assets	247	(105)
Accounts payable and accrued liabilities	(5,431)	6,030
Deferred revenue	697	(3,682)
Income taxes receivable	3,281	7,534
Income taxes payable	(12)	2,234
Other liabilities	(148)	(282)
Net cash provided by operating activities	90,348	93,323
Cash flows from investing activities:
Purchases of property and equipment	(14,875)	(42,335)
Proceeds from sale of property and equipment	761	20,216
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(180)	(16)
Net cash used in investing activities	(14,294)	(22,135)
Cash flows from financing activities:
Proceeds from the exercise of stock options	6,335	2,861
Excess tax benefit from stock-based payment arrangements	1,104	1,043
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,019	1,077
Repurchases of common stock	(135,395)	(538,997)
Proceeds from the issuance of long-term debt	125,000	400,000
Debt offering costs	(313)	(2,023)
Principal payments on long-term debt	(18,750)	-
Net cash used in financing activities	(21,000)	(136,039)

Effect of foreign currency translation	(1,423)	617
Net increase (decrease) in cash and cash equivalents	53,631	(64,234)

Cash and cash equivalents at beginning of period	74,009	268,188
Cash and cash equivalents at end of period	$127,640	$203,954
Supplemental disclosure of cash flow information:
Interest paid	$5,221	$80
Income taxes paid	$50,019	$38,817

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
January 31, 2012
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

In January 2012, we changed the state in which we are incorporated (the "Reincorporation"), and are now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. As a result of the Reincorporation, for the six months ended January 31, 2012, the Company reclassified $6,000 to common stock, par value to reflect the change in par value from no par to $.0001 per share. Certain prior year amounts have been reclassified to conform to current year presentation.

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

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2012 and July 31, 2011, its consolidated statement of income for the three and six months ended January 31, 2012 and 2011, and consolidated statement of cash flows for the six months ended January 31, 2012 and 2011. Interim results for the six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2012. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based compensation, long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles (see Note 3). In accordance with ASC 820, FairValue Measurements and Disclosures (ASC 820), as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level I	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level II	Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.
Level III	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate

The amounts recorded for financial instruments in the Company's condensed consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 31, 2012 and July 31, 2011 due to the short-term nature of those instruments.

Derivatives and Hedging

The Company has entered into interest rate swaps to eliminate interest rate risk on the Company's variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see Note 5). Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which included its fleet of private jets, certain real estate and certain computer equipment, are reflected at their fair market value in the financial statements.

Segments and Other Geographic Reporting

The Company's North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

NOTE 2 - Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. The Company periodically invests its excess cash in money market funds and US Treasury Bills. The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company generally classifies its investment portfolio not otherwise qualifying as cash and cash equivalents as available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of stockholders' equity and comprehensive income.

Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

NOTE 3 - Fair Value of Financial Instruments

In accordance with ASC 820, FairValue Measurements and Disclosures (ASC 820), as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. As such, fair value is a market based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

NOTE 4 - Credit Facility

The Company entered into a Credit Facility Agreement (Credit Facility) in December 2010 that provides on an unsecured basis: (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On September 29, 2011, the Company amended the credit agreement increasing the amount of the term loan facility from $400.0 million to $500.0 million.

The Term Loan, which at January 31, 2012 had $481.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 5) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at January 31, 2012 totaled $481.3 million. The Company's interest rate at January 31, 2012 is the 0.26% Eurocurrency Rate plus the 1.75% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility).

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA): (ii) leverage ratio: (iii) interest coverage ratio: and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of January 31, 2012.

NOTE 5 - Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at January 31, 2012 totaled $481.3 million. The first swap fixed the Company’s interest rate at 85 basis points plus the Applicable Rate as outlined in the Credit Facility on the first $362.5 million of our term debt. The second swap fixed the Company's interest rate at 69 basis points plus the Applicable Rate as outlined in the Credit Facility on the next $118.8 million of our term debt.

The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded in other liabilities at its fair value, which at January 31, 2012 is $3.8 million. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 4). At January 31, 2012, the notional amount of the interest rate swaps was equal to the Term loan balance, $481.3 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swap could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to be uncreditworthy. The Company has no plans for early retirement of the Term Loan.

The fair value of the derivative, a level II financial instrument, is (in thousands):

As of	Asset or (Liability)	Gain or (loss) in Comprehensive Income	Amount Reclassified into Earnings
July 31, 2011	$—	$—	$—
January 31, 2012	$(3,757)	$(3,073)	$—

NOTE 6 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2012	July 31, 2011
Amortized intangibles:
Covenants not to compete	$11,077	$10,896
Supply contracts	26,020	27,238
Licenses and databases	1,323	1,337
Accumulated amortization	(28,236)	(26,723)
Net intangibles	$10,184	$12,748

Aggregate amortization expense on amortizable intangible assets was $1.1 million and $1.0 million for the three months ended January 31, 2012 and 2011, respectively and $2.2 million and $2.3 million for the six months ended January 31, 2012 and 2011, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2011	$198,620
Effect of foreign currency exchange rates	(3,666)
Balance as of January 31, 2012	$194,954

NOTE 7 - Net Income Per Share

There were no material adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Basic weighted average shares outstanding	64,153	81,240	64,935	82,492
Effect of dilutive securities - stock options	1,642	715	1,413	688
Diluted weighted average shares outstanding	65,795	81,955	66,348	83,180

Excluded from the dilutive earnings per share calculation were 1,155,000 and 1,575,097 stock options for the three months ended January 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive and excluded from the dilutive earnings per share calculation were 1,133,215 and 3,962,032 stock options for the six months ended January 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

NOTE 8 - Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the six months ended January 31, 2012:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2011	8,353	$31.00
Grants of options	375	$45.11
Exercises	(245)	$25.70
Forfeitures or expirations	(19)	$33.33

Outstanding at January 31, 2012	8,464	$31.77	6.88	$129,261

Exercisable at January 31, 2012	4,693	$29.35	6.03	$83,043

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8,507,648 options that were in-the-money at January 31, 2012.

The table below sets forth the stock-based compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
General and administrative	$4,793	$4,230	$9,643	$8,561
Yard operations	702	249	1,385	555
	$5,495	$4,479	$11,028	$9,116

NOTE 9 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 20 million share increase in the Company's stock repurchase program, bringing the total current authorization to 49 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 3,040,354 shares of its common stock during the six months ended January 31, 2012, at a weighted average price of $44.36 per share totaling $134.9 million. The Company repurchased 2,249,826 shares of its common stock during the six months ended January 31, 2011 at a weighted average price of $33.65 per share totaling $75.7 million. The total number of shares repurchased under the program as of January 31, 2012 was 23,493,391 and 25,506,609 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 10,526,315 shares of its common stock at a price of $38.00 per share. In connection with the tender offer, the Company accepted for purchase 12,172,088 shares of its common stock. The shares accepted for purchase are comprised of the 10,526,315 shares the Company offered to purchase and an additional 1,645,773 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the six months ended January 31, 2012 is $0.02.

In the second, third and fourth quarters of fiscal 2011, and the first and second quarters of fiscal 2012, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. Approximately $4.2 million in fiscal year 2011 and $0.3 million in fiscal year 2012 was remitted to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2011-Q2	88,750	$16.93	38,025	18,917	31,808	$39.51	$748
FY 2011-Q3	274,167	$22.03	147,748	59,016	67,403	$40.80	$2,408
FY 2011-Q4	90,000	$18.95	38,198	24,183	27,619	$44.65	$1,080
FY 2012-Q1	20,000	$18.00	8,041	4,487	7,472	$44.77	$201
FY 2012-Q2	10,000	$18.00	3,753	2,292	3,955	$47.96	$110

(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

NOTE 10 - Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net income, as reported	$40,603	$37,893	$81,752	$75,719
Other comprehensive income:
Interest rate swap, net of tax effects	(2,459)	-	(3,073)	-
Foreign currency translation adjustments, net of tax effects	(6,114)	(1,091)	(9,614)	3,167
Total comprehensive income	$32,030	$36,802	$69,065	$78,886

NOTE 11 - Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of January 31, 2012, the total gross unrecognized tax benefit was $24.8 million, including interest and penalty.

As of January 31, 2012, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable and as long-term receivables, respectively, in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the three months ended January 31, 2012 was $0.5 million. The amount of interest and penalties accrued for the six months ended January 31, 2012 was $1.0 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the states of New York and Florida for fiscal years 2007, 2008, 2009 and 2010. The Company is no longer subject to US federal and state income tax examination for fiscal years prior to 2008, with the exception of Florida. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

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

NOTE 12 - Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which simplifies how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company's adoption of ASU 2011-08 will not have a material impact on the Company's consolidated results of operations or financial position.

In June 2011, FASB issued Accounting Standards Update 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company's adoption of ASU 2011-05 will not have a material impact on the Company's consolidated results of operations or financial position.

NOTE 13 - Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which the Company is a party to, or of which any of the Company's property is subject to, include the following matters:

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. The Company responded to the Charge of Discrimination explaining that it has a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by the Company. The Charge of Discrimination lay dormant at the EEOC for over two years. In January, 2011, however, the EEOC began actively investigating the allegations and challenging the Company's policy of conducting criminal background checks and denying employment based on certain criminal convictions. It is the EEOC's position that such a practice is unlawful because it has a disparate impact on minorities. It is the Company's position that its policy is required by one of its largest auto insurance company customers. Because the Company's customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as the Company's customer, from employing "any person who has been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense." In turn, it is the Company's understanding that its customer is obligated to make sure its vendors, such as the Company, comply with similar hiring restrictions. The EEOC is still investigating the Charge of Discrimination. The Company anticipates that if the Charge of Discrimination is not dismissed or settled, the EEOC will file a lawsuit in Federal Court on behalf of all former employees and applicants of the Company who were denied employment because of its policy. The Company believes that its practices are not unlawful and intends to continue to vigorously defend this action.

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at its facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit.

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

Governmental Proceedings

The Georgia Department of Revenue, or DOR, recently conducted a sales and use tax audit of the Company's operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-US registered resellers are subject to Georgia sales and use tax.

The Company has engaged a Georgia law firm and outside tax advisors to review the conduct of its business operations in Georgia, the notice of assessment, and the DOR's policy position. In particular, the Company's outside legal counsel has provided the Company an opinion that its sales for resale to non-US registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, the Company's counsel noted that non-US registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that its sales for resale to non-US registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

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

NOTE 14 - Restructuring

The Company is relocating its corporate headquarters to Dallas, Texas in 2012. The Company recognized restructuring-related costs of $3.1 million and $0.6 million for the three months ended January 31, 2012 and 2011, respectively. Restructuring-related costs for the six months ended January 31, 2012 are $1.1 million for severance and $2.0 million for the costs of relocating employees to Texas. Restructuring-related costs for the six months ended January 31, 2011 are for severance.

	Balance at July 31, 2011 (000's)	Expense (000's)	Payments (000's)	Balance at January 31, 2012 (000's)
Severance	$1,051	1,102	201	$1,952

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

Acquisitions and New Operations

We have acquired two facilities and established two new facilities since the beginning of fiscal 2011. All of these acquisitions have been accounted for using the purchase method of accounting.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2010 through January 31, 2012:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Homestead, Florida	Greenfield	September 2010	Southern Florida
Hartford City, Indiana	Acquisition	March 2011	Central Indiana
Birmingham, England	Acquisition	March 2011	United Kingdom
Atlanta, Georgia	Greenfield	August 2011	Northern Georgia

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based compensation, long-lived asset impairment calculations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of January 31, 2012 and July 31, 2011 was $44.0 million and $43.6 million, respectively. Accumulated amortization expense related to software for January 31, 2012 and July 31, 2011 totaled $14.6 million and $10.2 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that at January 31, 2012, a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $1.3 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2012, we had approximately $0.9 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

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

Based on our results for the six months ended January 31, 2012, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $1.3 million.

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

Stock-based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method. Compensation cost related to stock-based payment transactions are recognized based on the fair value of the equity or liability instruments issued. Determining the fair value of options using the Black-Scholes Merton option pricing model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated financial position and results of operations.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.8 million as of January 31, 2012. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.0 million and our medical accrual would change by $400,000. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by $50,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Derivatives and Hedging

We have entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on our Term Loan balance, which at January 31, 2012 totaled $481.3 million. The notional amount of the derivative transactions amortize $18.8 million per quarter through September 30, 2015 and $200 million on December 14, 2015. We entered into the interest rate swaps to reduce interest rate risk on our variable rate Term Loan. The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and are recorded at $3.8 million fair value in other liabilities. Each quarter, we will measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

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

Recently Issued Accounting Standards

The information set forth above under Note 12 - Recent Accounting Pronouncements contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Results of Operations

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Service revenues	$189,671	83%	$173,742	84%
Vehicle sales	38,233	17%	33,638	16%
	$227,904	100%	$207,380	100%

Service Revenues. Service revenues were $189.7 million during the three months ended January 31, 2012 compared to $173.7 million for the same period last year, an increase of $15.9 million, or 9.2%. During the first quarter of our fiscal 2011, we adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized revenue of approximately $1.5 million in our current quarter and approximately $3.6 million the same quarter last year which would have otherwise been recognized in future periods. The impact of ASU 2009-13 when comparing the three months ended January 31, 2012 to the same period last year was a reduction in service revenue of $2.1 million. Growth in unit volume generated $12.9 million in additional service revenue relative to last year and was driven primarily by new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Higher revenue per car generated $5.3 million in additional revenue relative to the same period last year and was offset by the impact of ASU 2009-13 described above. The higher revenue per car was driven by the increase in the average selling price per vehicle as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was driven primarily by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 in the UK had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.56 dollars to the pound and 1.58 dollars to the pound for the three months ended January 31, 2012 and 2011, respectively, and led to a decline in service revenue of $ 0.2 million.

Vehicle Sales. We purchase vehicles from insurance companies and from the general public and resell them for our own account. Vehicle sales revenues were $38.2 million during the three months ended January 31, 2012 compared to $33.6 million for the same period last year, an increase of $4.6 million, or 13.7%. Growth in unit volume generated $0.6 million in additional vehicle sales revenue relative to last year and was driven primarily by volume associated with an acquisition in the UK in our third quarter of last fiscal year. Higher average selling price per vehicles resulted in increased revenue of $6.0 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, we cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. In our second quarter of last fiscal year we received a beneficial ruling from Her Majesty's Revenue and Customs respecting the proper apportionment of gross proceeds between revenue and VAT. This settlement resulted in recognition of approximately $1.8 million in vehicle sales revenue. The detrimental impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.2 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $86.4 million during the three months ended January 31, 2012 compared to $85.1 million for the same period last year, an increase of $1.3 million, or 1.5%. During the first quarter of our fiscal 2011, we adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized expenses of approximately $0.8 million in the current quarter and $3.4 million in the same quarter last year associated with that revenue which would have otherwise been recognized in future periods. The impact of the adoption of ASU 2009-13 was a reduction in yard operation expense of approximately $2.6 million. Compared to the same period last year and excluding the impact ASU 2009-13, yard operation expense grew by $3.9 million and was driven primarily by growth in volume of units processed. There was a beneficial impact of $0.1 million on yard operating expenses due to the change in the GBP to USD exchange rate. Yard operation depreciation and amortization expenses were $8.2 million and $9.4 million for the three months ended January 31, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $33.6 million during the three months ended January 31, 2012 compared to $27.0 million for the same period last year, an increase of $6.6 million, or 24.5%. The growth was due to an increase in the cost of units sold and an increase in the total units sold, the resulted in increases of $6.3 million and $0.5 million, respectively. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.2 million.

General and Administrative Expenses. General and administrative expenses, excluding impairment, depreciation and amortization, were $23.4 million for the three months ended January 31, 2012 compared to $23.7 million for the same period last year, a decrease of $0.3 million. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million. General and administrative depreciation and amortization expenses were $4.0 million and $2.0 million for the three months ended January 31, 2012 and 2011, respectively.

Impairment. During the three months ended January 31, 2012 the Company recorded an impairment of $8.8 million associated with the write down to fair market value of certain assets, primarily real estate, computer hardware and its fleet of private aircraft which have been removed from operations and, if not disposed of during the quarter, are reflected in assets held for sale on the balance sheet.

Other Income (Expense). Interest expense grew by $2.6 million reflecting the impact of the new $400.0 term loan funded January 14, 2011, amended to $500 million in September 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $1.6 million and $0.8 million during the three months ended January 31, 2012 and 2011, respectively.

Income Taxes. Our effective income tax rates for the three months ended January 31, 2012 and 2011 were 34.7% and 37.6%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and the application of new elective tax law starting this fiscal year.

Net Income. Due to the foregoing factors, we realized net income of approximately $40.6 million for the three months ended January 31, 2012, compared to net income of approximately $37.9 million for the same period last year.

Six Months Ended January 31, 2012 Compared to Six Months Ended January 31, 2011

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Service revenues	$375,318	83%	$353,322	84%
Vehicle sales	78,212	17%	66,725	16%
	$453,530	100%	$420,047	100%

Service Revenues. Service revenues were $375.3 million during the six months ended January 31, 2012 compared to $353.3 million for the same period last year, an increase of $22.0 million, or 6.2%. During the first quarter of our fiscal 2011, we adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized revenue of approximately $3.7 million during the six months ended January 31, 2012 and approximately $12.7 million the same period last year which would have otherwise been recognized in future periods. The impact of ASU 2009-13 when comparing the six months ended January 31, 2012 to the same period last year was a reduction in service revenue of $9.0 million. Growth in unit volume generated $21.4 million in additional service revenue relative to last year and was driven primarily by new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Higher revenue per car generated $9.5 million in additional revenue relative to the same period last year and was offset by the impact of ASU 2009-13 described above. The higher revenue per car was driven by the increase in the average selling price per vehicle as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was driven primarily by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 in the UK had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.58 dollars to the pound and 1.57 dollars to the pound for the six months ended January 31, 2012 and 2011, respectively, and led to an increase in service revenue of $ 0.1 million.

Vehicle Sales. We purchase vehicles from insurance companies and from the general public and resell them for our own account. Vehicle sales revenues were $78.2 million during the six months ended January 31, 2012 compared to $66.7 million for the same period last year, an increase of $11.5 million, or 17.2%. Higher average selling price per vehicles resulted in increased revenue of $14.2 million. The rise in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, we cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the UK. In our second quarter of last fiscal year we received a beneficial ruling from Her Majesty's Revenue and Customs respecting the proper apportionment of gross proceeds between revenue and VAT. This settlement resulted in recognition of approximately $1.8 million in vehicle sales revenue. Unit volume declined marginally as vehicles sales volume from acquisitions was more than offset by reductions from the migration of existing contracts from the principle model to the agency model and resulted in a reduction in revenue of $1.2 million. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.3 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $174.4 million during the six months ended January 31, 2012 compared to $171.6 million for the same period last year, an increase of $2.8 million, or 1.6%. During the first quarter of our fiscal 2011, we adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized expenses of approximately $2.6 million for the six months ended January 31, 2012 and $12.2 million in the same period last year associated with that revenue which would have otherwise been recognized in future periods. The impact of the adoption of ASU 2009-13 was a reduction in yard operation expense of approximately $9.7 million. Compared to the same period last year and excluding the impact ASU 2009-13, yard operation expense grew by $12.5 million and was driven primarily by growth in volume of units processed. The detrimental impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.1 million. Yard operation depreciation and amortization expenses were $16.4 million and $18.8 million for the six months ended January 31, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $67.8 million during the six months ended January 31, 2012 compared to $55.2 million for the same period last year, an increase of $12.6 million, or 22.8%. The growth was due to an increase in the cost of units sold and an increase in the total units sold resulting in an increase of $13.4 million and was offset by the impact of the reduction in units sold of $1.0 million. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.2 million.

General and Administrative Expenses. General and administrative expenses, excluding impairment, depreciation and amortization, were $49.4 million for the six months ended January 31, 2012 compared to $50.3 million for the same period last year, a decrease of $0.9 million or 1.8%. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million. General and administrative depreciation and amortization expenses were $7.9 million and $4.3 million for the six months ended January 31, 2012 and 2011, respectively.

Impairment. During the six months ended January 31, 2012 the Company recorded an impairment of $8.8 million associated with the write down to fair market value of certain assets, primarily real estate, computer hardware and its fleet of private aircraft which have been removed from operations and, if not disposed of during the quarter, are reflected in assets held for sale on the balance sheet.

Other Income (Expense). Interest expense grew by $4.8 million reflecting the impact of the new $400.0 term loan funded January 14, 2011, amended to $500 million in September 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $2.2 million and $1.3 million during the six months ended January 31, 2012 and 2011, respectively.

Income Taxes. Our effective income tax rates for the six months ended January 31, 2012 and 2011 were 35.1% and 37.4%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and the application of new elective tax law starting this fiscal year.

Net Income. Due to the foregoing factors, we realized net income of approximately $81.8 million for the six months ended January 31, 2012, compared to net income of approximately $75.7 million for the same period last year.

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

As of January 31, 2012, we had working capital of $142.0 million, including cash and cash equivalents of $127.6 million. Cash equivalents consisted of funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by $53.6 million from July 31, 2011 to January 31, 2012.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities decreased by $3.0 million to $90.3 million during the six months ended January 31, 2012, when compared to the six months ended January 31, 2011, due to changes in operating assets and liabilities partially offset by a $6.0 million improvement in net income.

Investing Activities

Net cash used in investing activities decreased by $7.8 million to $14.3 million during the six months ended January 31, 2012 when compared to the six months ended January 31, 2011. The $27.5 million decrease in capital expenditures was partially offset by $19.5 million decrease in proceeds from the sale of property and equipment for the six months ended January 31, 2012, when compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities decreased by $115.0 million to $21.0 million during the six months ended January 31, 2012 when compared to the same period in the prior year. The decrease is attributed to the issuance of long term debt, which provided $125.0 million cash during the six months ended January 31, 2012 (See Note 4, Credit Facility), compared to proceeds from the issuance of debt during the same period in the prior year, which provided $400.0 million. Also, we repurchased $135.4 million of common stock during the six months ended January 31, 2012, compared to $539.0 million of common stock repurchased during the same period in the prior year. (See Note 9, Common Stock Repurchases).

Off-Balance Sheet Arrangements

As of January 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations

The following table summarizes our long-term debt including current portion as of January 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt including current portion	$481,250	$75,000	$150,000	$256,250	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of January 31, 2012, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of January 31, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended January 31, 2012, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $481.3 million as of January 31, 2012. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal

Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of $9.9 million for the six months ended January 31, 2012.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2012, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $9.6 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material effect on our consolidated financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 13 — Legal Proceedings contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

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

One customer accounted for approximately 10% of our revenue during the three months ended January 31, 2012. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15% of our common stock as of January 31, 2012. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

We have certain provisions in our certificate of incorporation and bylaws, which may have an anti-takeover effect or that may delay, defer or prevent acquisition bids for us that a stockholder might consider favorable and limit attempts by our stockholders to replace or remove our current management.

Our board of directors is authorized to create and issue from time to time, without stockholder approval, up to an aggregate of 5,000,000 shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock. In addition, our bylaws establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of January 31, 2012, the amount of goodwill on our balance sheet subject to future impairment testing was $195.0 million.

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

The Georgia Department of Revenue, or DOR, recently conducted a sales and use tax audit of our operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that we failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-US registered resellers are subject to Georgia sales and use tax.

We have engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of assessment, and the DOR's policy position. In particular, our outside legal counsel has provided us with an opinion that our sales for resale to non-US registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-US registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-US registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the derivative transaction amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $362.5 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $118.8 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at January 31, 2012 was 1.75%.

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

The following table sets forth information concerning the number of shares of its common stock purchased by the Company during the six months ended January 31, 2012.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2011	--	--	--	8,546,963
August 1, 2011, through August 31, 2011	--	--	--	28,546,963
September 1 2011, through September 30, 2011	218,000	$39.28	218,000	28,328,963
October 1, 2011, through October 31, 2011	851,898	$41.10	851,898	27,477,065
November 1, 2011, through November 30, 2011	--	--	--	27,477,065
December 1, 2011, through December 31, 2011	1,500,256	$46.08	1,500,256	25,976,809
January 1, 2012, through January 31, 2012	470,200	$47.15	470,200	25,506,609
Total	3,040,354	$44.36	3,040,354	25,506,609

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4,	MINE SAFETY DISCLOSURES
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS

(a)	Exhibits

	31.1	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1(1)	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2(1)	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS(2)	XBRL Instance Document

	101.SCH(2)	XBRL Taxonomy Extension Schema Document

	101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF(2)	XBRL Extension Definition

	101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 9, 2012