Form 10-Q
period 2012-04-30
COPART INC
filed 2012-06-11
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2012

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from           to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4665 Business Center Drive, Fairfield, CA 94534
(Address of principal executive offices) (Zip Code)

(707) 639-5000

Registrant's telephone number, including area code

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

Number of shares of Common Stock outstanding as of June 7, 2012: 127,166,914

Copart, Inc.

Index to the Quarterly Report

April 30, 2012

Description
PART I — Financial Information	3
Item 1 — Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Overview	16
Acquisitions and New Operations	16
Critical Accounting Policies and Estimates	17
Results of Operations	20
Liquidity and Capital Resources	23

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 — Controls and Procedures	25
Evaluation of Disclosure Controls and Procedures	25
Changes in Internal Controls	25

PART II — Other Information	26
Item 1 — Legal Proceedings	26
Item 1A — Risk Factors	26
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6 — Exhibits	34
Signatures	35

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	April 30, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$207,134	$74,009
Accounts receivable, net	129,335	122,859
Vehicle pooling costs	15,692	17,026
Inventories	7,458	8,016
Income taxes receivable	3,965	5,145
Deferred income taxes	388	-
Prepaid expenses and other assets	8,898	14,813
Assets held for sale	10,505	-
Total current assets	383,375	241,868
Property and equipment, net	574,732	600,388
Intangibles, net	9,375	12,748
Goodwill	197,808	198,620
Deferred income taxes	20,331	9,425
Other assets	19,142	21,387
Total assets	$1,204,763	$1,084,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$108,592	$101,708
Deferred revenue	6,367	5,636
Income taxes payable	8,638	3,543
Deferred income taxes	-	440
Current portion of long-term debt and capital lease obligations	75,174	50,370
Other current liabilities	-	4,929
Total current liabilities	198,771	166,626
Deferred income taxes	9,130	10,057
Income taxes payable	25,481	24,773
Long-term debt and capital lease obligations	387,752	325,386
Other liabilities	4,897	2,422
Total liabilities	626,031	529,264
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	-	-
Common stock, $0.0001 par value - 180,000,000 shares authorized; 126,873,580 and 132,011,034 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	13	13
Additional paid-in capital	326,575	313,927
Accumulated other comprehensive loss	(27,011)	(23,225)
Retained earnings	279,155	264,457
Total stockholders' equity	578,732	555,172
Total liabilities and stockholders' equity	$1,204,763	$1,084,436

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Service revenues and vehicle sales:
Service revenues	$203,524	$196,169	$578,842	$549,492
Vehicle sales	40,581	40,586	118,793	107,312
Total service revenues and vehicle sales	244,105	236,755	697,635	656,804

Operating costs and expenses:
Yard operations	92,578	92,996	283,388	283,435
Cost of vehicle sales	36,258	34,852	104,057	90,060
General and administrative	27,325	26,863	84,560	81,474
Impairment of long-lived assets	-	-	8,771	-
Total operating costs and expenses	156,161	154,711	480,776	454,969
Operating income	87,944	82,044	216,859	201,835
Other (expense) income:
Interest expense	(3,008)	(1,832)	(8,228)	(2,265)
Interest income	78	159	259	373
Other (expense) income, net	(467)	(21)	1,688	1,290
Total other expense	(3,397)	(1,694)	(6,281)	(602)
Income before income taxes	84,547	80,350	210,578	201,233
Income taxes	29,076	30,214	73,355	75,379
Net Income	$55,471	$50,136	$137,223	$125,854

Earnings per share-basic
Basic net income per share	$0.44	$0.36	$1.07	$0.80
Weighted average common shares outstanding	126,596	139,613	128,794	156,714

Earnings per share-diluted
Diluted net income per share	$0.43	$0.35	$1.04	$0.79
Diluted weighted average common shares outstanding	130,451	142,065	131,959	158,448

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Net income, as reported	$55,471	$50,136	$137,223	$125,854
Other comprehensive income:
Interest rate swap, net of tax effects	881	-	(2,192)	-
Foreign currency translation adjustments, net of tax effects	8,020	9,406	(1,594)	12,573
Total comprehensive income	$64,372	$59,542	$133,437	$138,427

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$137,223	$125,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,316	34,363
Allowance for doubtful accounts	(254)	(10)
Impairment of long-lived assets	8,771	-
Stock-based compensation	16,342	14,193
Excess tax benefits from stock-based compensation	(2,696)	(2,925)
(Gain)/loss on sale of property and equipment	(1,298)	2,076
Deferred incomes taxes	(11,705)	(3,155)
Changes in operating assets and liabilities:
Accounts receivable	(6,402)	(7,086)
Vehicle pooling costs	1,290	13,934
Inventories	450	(919)
Prepaid expenses and other current assets	7,434	164
Other assets	576	2,049
Accounts payable and accrued liabilities	815	8,367
Deferred revenue	733	(4,459)
Income taxes receivable	3,825	9,105
Income taxes payable	5,858	9,445
Other liabilities	(327)	(346)
Net cash provided by operating activities	196,951	200,650
Cash flows from investing activities:
Purchases of property and equipment	(28,526)	(56,504)
Proceeds from sale of property and equipment	1,572	20,385
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(180)	(34,582)
Net cash used in investing activities	(27,134)	(70,701)
Cash flows from financing activities:
Proceeds from the exercise of stock options	9,327	5,878
Excess tax benefit from stock-based payment arrangements	2,696	2,925
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,019	1,077
Repurchases of common stock	(137,655)	(603,442)
Proceeds from the issuance of long-term debt	125,000	400,000
Debt offering costs	(313)	(2,023)
Principal payments on long-term debt	(37,500)	(12,500)
Net cash used in financing activities	(37,426)	(208,085)

Effect of foreign currency translation	734	2,096
Net increase (decrease) in cash and cash equivalents	133,125	(76,040)

Cash and cash equivalents at beginning of period	74,009	268,188
Cash and cash equivalents at end of period	$207,134	$192,148
Supplemental disclosure of cash flow information:
Interest paid	$8,227	$1,793
Income taxes paid	$75,800	$57,440

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
April 30, 2012
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

In January 2012, we changed the state in which we are incorporated (the "Reincorporation"), and are now incorporated under the laws of the State of Delaware. All references to "we," "us," "our," or "the Company" herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. As a result of the Reincorporation, for the nine months ended April 30, 2012, the Company reclassified $13,000 to common stock, par value to reflect the change in par value from no par to $.0001 per share.

In March 2012, there was a one-for-one stock dividend of our common stock. The stock dividend entitled each shareholder of record on March 23, 2012, to receive one additional share of common stock for every one share owned. The additional shares issued as a result of the stock dividend were distributed after close of trading on March 28, 2012. The stock dividend increased the number of shares of common stock outstanding and all per share amounts have been adjusted for the stock dividend. Certain prior year amounts have been reclassified to conform to current year presentation.

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

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of April 30, 2012 and July 31, 2011, its consolidated statement of income for the three and nine months ended April 30, 2012 and 2011, its consolidated statement of comprehensive income for the three and nine months ended April 30, 2012 and 2011, and consolidated statement of cash flows for the nine months ended April 30, 2012 and 2011. Interim results for the nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2012. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the US Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

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

The amounts recorded for financial instruments in the Company's condensed consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of April 30, 2012 and July 31, 2011, due to the short-term nature of those instruments. See Note 4 for fair value disclosures related to the Company's long-term debt.

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

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which consist primarily of an airplane and certain real estate, are reflected at their fair market value in the financial statements and are a level II fair value measurement based on sales transactions of similar assets.

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

NOTE 3 - Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. As such, fair value is a market based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

The Term Loan, which at April 30, 2012 had $462.5 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 5) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at April 30, 2012 totaled $462.5 million. The Company's interest rate at April 30, 2012 is the 0.24% Eurocurrency Rate plus the 1.75% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility). The carrying amount of the Credit Facility is comprised of borrowing under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of April 30, 2012.

NOTE 5 - Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at April 30, 2012 totaled $462.5 million. The first swap fixed the Company's interest rate at 85 basis points plus the Applicable Rate as outlined in the Credit Facility on the first $350.0 million of its term debt. The second swap fixed the Company's interest rate at 69 basis points plus the Applicable Rate as outlined in the Credit Facility on the next $112.5 million of its term debt.

The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded in other liabilities at its fair value, which at April 30, 2012 is $3.0 million. Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 4). At April 30, 2012, the notional amount of the interest rate swaps was equal to the Term Loan balance, $462.5 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swap could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swap.

The fair value of the derivative, a level II financial instrument, is (in thousands):

As of	Asset or (Liability)	Gain or (loss) in Comprehensive Income	Amount Reclassified into Earnings
July 31, 2011	$—	$—	$—
April 30, 2012	$(3,024)	$(2,192)	$—

NOTE 6 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	April 30, 2012	July 31, 2011
Amortized intangibles:
Covenants not to compete	$11,077	$10,896
Supply contracts	26,968	27,238
Licenses and databases	1,333	1,337
Accumulated amortization	(30,003)	(26,723)
Net intangibles	$9,375	$12,748

Aggregate amortization expense on amortizable intangible assets was $1.2 million and $1.1 million for the three months ended April 30, 2012 and 2011, respectively and $3.4 million and $3.4 million for the nine months ended April 30, 2012 and 2011, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2011	$198,620
Effect of foreign currency exchange rates	(812)
Balance as of April 30, 2012	$197,808

NOTE 7 - Net Income Per Share

There were no material adjustments to net income in calculating diluted net income per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	126,596	139,613	128,794	156,714
Effect of dilutive securities - stock options	3,855	2,452	3,165	1,734
Diluted weighted average shares outstanding	130,451	142,065	131,959	158,448

Excluded from the dilutive earnings per share calculation were 2,291,660 and 2,924,550 stock options for the three months ended April 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive. Excluded from the dilutive earnings per share calculation were 2,163,173 and 6,257,560 stock options for the nine months ended April 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

NOTE 8 - Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the nine months ended April 30, 2012:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2011	16,705	$15.50
Grants of options	840	$22.93
Exercises	(1,034)	$12.56
Forfeitures or expirations	(39)	$16.67

Outstanding at April 30, 2012	16,472	$16.07	6.75	$170,246

Exercisable at April 30, 2012	9,801	$15.10	6.08	$110,812

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 16,653,594 options that were in-the-money at April 30, 2012.

The table below sets forth the stock-based compensation recognized by the Company:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
General and administrative	$4,573	$4,834	$14,216	$13,395
Yard operations	815	243	2,198	798
	$5,388	$5,077	$16,414	$14,193

NOTE 9 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 6,080,708 shares of its common stock during the nine months ended April 30, 2012, at a weighted average price of $22.18 per share totaling $134.9 million. The Company repurchased 7,382,736 shares of its common stock during the nine months ended April 30, 2011 at a weighted average price of $18.66 per share totaling $137.7 million. The total number of shares repurchased under the program as of April 30, 2012 was 46,986,782 and 51,013,218 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of its common stock at a price of $19.00 per share. In connection with the tender offer, the Company accepted for purchase 24,344,176 shares of its common stock. The shares accepted for purchase are comprised of the 21,052,630 shares the Company offered to purchase and an additional 3,291,546 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The impact dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the nine months ended April 30, 2012 is $0.02.

In the second, third and fourth quarters of fiscal 2011, and first, second and third quarters of fiscal 2012, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $4.2 million in fiscal year 2011 and $2.6 million in fiscal year 2012 to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2011-Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011-Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011-Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080
FY 2012-Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012-Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012-Q3	322,520	$10.74	131,298	85,684	105,538	$26.38	$2,260

(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

NOTE 10 - Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of April 30, 2012, the total gross unrecognized tax benefit was $25.5 million, including interest and penalty.

As of April 30, 2012, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable, in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the three months ended April 30, 2012 was $0.3 million. The amount of interest and penalties accrued for the nine months ended April 30, 2012 was $1.3 million.

The Company files income tax returns in the US federal jurisdiction, various states, Canada and the United Kingdom. The Company is currently under audit by the state of New York for fiscal years 2008, 2009 and 2010. The Company is generally not subject to US federal and state income tax examination for fiscal years prior to 2009, with the exception of New York who is currently auditing the Company. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

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

NOTE 11 - Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 which did not have a material impact on the Company's results of operation and financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company adopted ASU 2011-05 which did not have a material impact on the Company's results of operations and financial position.

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

NOTE 12 - Legal Proceedings

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

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. The Company responded to the Charge of Discrimination explaining that it has a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by the Company. The Charge of Discrimination lay dormant at the EEOC for over two years. In January, 2011, however, the EEOC began actively investigating the allegations and challenging the Company's policy of conducting criminal background checks and denying employment based on certain criminal convictions. It is the EEOC's position that such a practice is unlawful because it has a disparate impact on minorities. It is the Company's position that its policy is required by one of its largest auto insurance company customers. Because the Company's customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as the Company's customer, from employing "any person who has been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense." In turn, it is the Company's understanding that its customer is obligated to make sure its vendors, such as the Company, comply with similar hiring restrictions. By letter dated March 16, 2012, the EEOC notified the Company that it had concluded its investigation and was closing its file on this matter. Moreover, the EEOC made a determination of no reasonable cause, meaning that the EEOC had no reasonable cause to believe that discrimination occurred based upon evidence obtained in the investigation, but that the charging party may exercise the right to bring private court action.

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

On February 12, 2011, Jose E. Brizuela filed suit against us in Superior Court, San Bernardino County, San Bernardino District, which purports to be class action on behalf of persons employed by us paid on a hourly basis in California at any time since the date four years prior to February 14, 2011. The complaint alleges failure to pay all earned wages due to an alleged practice of rounding of hours worked to the detriment of the employees. Relief sought includes class certification, injunctive relief, unpaid wages, waiting time penalty-wages, interest, and attorney's fees and costs of suit. On March 26, 2012, the Company participated in mediation of the case with plaintiffs, which resulted in the parties agreeing to settle this matter. The settlement, in which the Company admits no liability and agrees to pay a non-material cash payment, is subject to approval by the Court.

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

Based on the opinion from the Company's outside law firm and advice from outside tax advisors, the Company has not provided for the payment of this assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR's notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the Company's favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company's consolidated results of operations and financial position.

NOTE 13 - Restructuring

The Company is relocating its corporate headquarters to Dallas, Texas in 2012. The Company recognized restructuring-related costs of $0.3 million and $0.3 million for the three months ended April 30, 2012 and 2011, respectively. Restructuring-related costs for the nine months ended April 30, 2012 are $1.4 million for severance and $2.1 million for the costs of relocating employees to Texas. Restructuring-related costs for the nine months ended April 30, 2011 are for severance.

	Balance at July 31, 2011 (in 000's)	Expense (in 000's)	Payments (in 000's)	Balance at April 30, 2012 (in 000's)
Severance	$1,051	1,389	698	$1,742

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

We utilize an Internet-based auction-style model using our VB2 Internet sales technology to market product. This technology employs a two-step bidding process. The first step, called the preliminary bid, allows members to submit bids up to one hour before a real time virtual auction begins. The second step allows members to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

Acquisitions and New Operations

We have acquired two facilities and established two new facilities since the beginning of fiscal 2011. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 152 facilities as of April 30, 2012, located in North America and the United Kingdom and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2010 through April 30, 2012:

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of April 30, 2012 and July 31, 2011 was $50.7 million and $46.8 million, respectively. Accumulated amortization expense related to software for April 30, 2012 and July 31, 2011 totaled $16.8 million and $10.2 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that at April 30, 2012, a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of less than $1.2 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the US, Canada and UK. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of April 30, 2012, we had $0.9 million of valuation allowance arising from the net operating losses in states where we had discontinued certain operations in prior years and the potential losses if certain capital assets are sold in the UK. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

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

Based on our results for the nine months ended April 30, 2012, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $2.1 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $6.1 million as of April 30, 2012. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.2 million and our medical accrual would change by $400,000. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by $40,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Derivatives and Hedging

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at April 30, 2012 totaled $462.5 million. The first swap fixed our interest rate at 85 basis points plus the Applicable Rate as outlined in the Credit Facility on the first $350 million of our term debt. The second swap fixed our interest rate at 69 basis points plus the Applicable Rate as outlined in the Credit Facility on the next $112.5 million of our term debt.

The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded in other liabilities at its fair value, which at April 30, 2012 is $3.0 million. Each quarter, we measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 4). At April 30, 2012, the notional amount of the interest rate swaps was equal to the Term Loan balance, $462.5 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swap could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to not be creditworthy. We have no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. We determine fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swap.

Segment Reporting

Our North American and UK regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

The information set forth above under Note 11 - Recent Accounting Pronouncements contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Results of Operations

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Service revenues	$203,524	83%	$196,169	83%
Vehicle sales	40,581	17%	40,586	17%
	$244,105	100%	$236,755	100%

Service Revenues. Service revenues were $203.5 million during the three months ended April 30, 2012 compared to $196.2 million for the same period last year, an increase of $7.4 million, or 3.7%. Decline in unit volume resulted in a $2.6 million reduction in service revenue relative to last year and was driven primarily by lower claims volume from insurance suppliers. Higher revenue per car generated $10.5 million in additional revenue relative to the same period last year. The higher revenue per car was driven by the increase in the average selling price per vehicle as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was driven primarily by: (i) the year over year change in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user; (iii) the mix of cars sold as the insurance company cars, which on average command a lower average selling price than non-insurance company cars, represented a lower portion of all cars sold; and (iv) in the UK, the beneficial impact of VB2 which we introduced in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, product sales mix, and the introduction of VB2 in the UK had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.59 dollars to the pound and 1.62 dollars to the pound for the three months ended April 30, 2012 and 2011, respectively, and led to a decline in service revenue of $ 0.5 million.

Vehicle Sales. We purchase vehicles from insurance companies and from the general public and resell them for our own account. Vehicle sales revenues were $40.6 million during both the current quarter and the same quarter last year.

Unit volume declined and was driven by lower claim volume and, in the UK, the continued migration of contracts from the principle model to the agency model and led to a reduction in vehicle sales revenue of $3.8 million. Higher average selling price per vehicles resulted in increased revenue of $4.4 million and was driven primarily by a change in the supplier mix as cars from certain sources and suppliers command higher prices. The detrimental impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.6 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $84.2 million during the three months ended April 30, 2012 compared to $83.7 million for the same period last year, an increase of $0.5 million. The increase was driven by the growth in the costs to process each car sold due primarily to higher subhauling costs and increased costs associated with developing the non-insurance supplier market and resulted in an increase of $1.8 million. This increase was offset by a reduction in operating costs of $1.1 million as we processed fewer cars than the same quarter last year. There was a beneficial impact of $0.2 million on yard operating expenses due to the change in the GBP to USD exchange rate. Yard operation depreciation and amortization expenses were $8.3 million and $9.3 million for the three months ended April 30, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $36.3 million during the three months ended April 30, 2012 compared to $34.9 million for the same period last year, an increase of $1.4 million, or 4.0%. The growth was due to an increase of $5.2 million in the cost of units sold offset by a decrease of $3.2 million in the total units sold. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.5 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $23.6 million for the three months ended April 30, 2012 compared to $24.8 million for the same period last year, a decrease of $1.2 million. The reduction was due primarily to a reduction in expenses associated with the relocation of our headquarters to Dallas, Texas. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million. General and administrative depreciation and amortization expenses were $3.7 million and $2.1 million for the three months ended April 30, 2012 and 2011, respectively.

Other Expense. Interest expense grew by $1.2 million reflecting the impact of the new $400.0 million term loan funded January 14, 2011, amended to $500.0 million in September 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other expense was $3.4 million and $1.7 million during the three months ended April 30, 2012 and 2011, respectively.

Income Taxes. Our effective income tax rates for the three months ended April 30, 2012 and 2011 were 34.4% and 37.6%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and the application of new elective tax law starting this fiscal year.

Net Income. Due to the foregoing factors, we realized net income of $55.5 million for the three months ended April 30, 2012, compared to net income of $50.1 million for the same period last year.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Service revenues	$578,842	83%	$549,492	84%
Vehicle sales	118,793	17%	107,312	16%
	$697,635	100%	$656,804	100%

Service Revenues. Service revenues were $578.8 million during the nine months ended April 30, 2012 compared to $549.5 million for the same period last year, an increase of $29.3 million, or 5.3%. During the first quarter of our fiscal 2011, we adopted Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). Consequently, effective August 1, 2010, we recognize certain revenues, primarily towing fees, titling fees and vehicle preparation fees when the service is performed. Prior to our first quarter of fiscal 2011, these revenues were recognized when the car associated with those fees was sold. As a result of this change, we recognized $11.0 million in additional revenue associated with the adoption of ASU 2009-13 in the first quarter of our 2011 fiscal year. Growth in unit volume generated $18.7 million in additional service revenue relative to last year and was driven primarily by new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the UK. Higher revenue per car generated $21.9 million in additional revenue relative to the same period last year and was offset by the impact of ASU 2009-13 described above. The higher revenue per car was driven by the increase in the average selling price per vehicle as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was driven primarily by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user; (iii) the mix of cars sold as the insurance company cars represented a lower portion of all cars sold; and (iv) in the UK, the continuing beneficial impact of VB2 which we introduced to the UK in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 in the UK had on the selling price of vehicles and ultimately on service revenue. The average USD to GBP exchange rate was 1.58 dollars to the pound and 1.59 dollars to the pound for the nine months ended April 30, 2012 and 2011, respectively, and led to a decrease in service revenue of $ 0.3 million.

Vehicle Sales. We purchase vehicles from insurance companies and from the general public and resell them for our own account. Vehicle sales revenues were $118.8 million during the nine months ended April 30, 2012 compared to $107.3 million for the same period last year, an increase of $11.5 million, or 10.7%. Higher average selling price per vehicles resulted in increased revenue of $16.8 million and was driven primarily by a change in the supplier mix as cars from certain sources and suppliers command higher average selling prices. Unit volume declined and was driven by lower claim volume, and in the UK, the continued migration of contracts from principal model to the agency model and led to a reduction in vehicle sales revenue of $5.0 million. The detrimental impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.3 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $260.6 million during the nine months ended April 30, 2012 compared to $255.4 million for the same period last year, an increase of $5.3 million, or 2.1%. The increase was driven by the growth in the number of units sold relative to the same period last year.

Yard operation depreciation and amortization expenses were $24.7 million and $28.1 million for the nine months ended April 30, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $104.1 million during the nine months ended April 30, 2012 compared to $90.1 million for the same period last year, an increase of $14 million, or 15.5%. The growth was due to an increase in the cost of units sold resulting in an increase of $18.4 million and was offset by the impact of the reduction in units sold resulting in a decrease of $4.2 million. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.3 million.

General and Administrative Expenses. General and administrative expenses, excluding impairment, depreciation and amortization, were $73.0 million for the nine months ended April 30, 2012 compared to $75.1 million for the same period last year, a decrease of $2.2 million or, 2.9%, and was driven primarily by a reduction in marketing expenses. General and administrative depreciation and amortization expenses were $11.6 million and $6.3 million for the nine months ended April 30, 2012 and 2011, respectively.

Impairment. During the nine months ended April 30, 2012 the Company recorded an impairment of $8.8 million associated with the write down to fair market value of certain assets, primarily real estate, computer hardware and its fleet of private aircraft which have been removed from operations and, if not disposed of during the quarter, are reflected in assets held for sale on the balance sheet.

Other Expense. Interest expense grew by $6.0 million reflecting the impact of the new $400.0 million term loan funded January 14, 2011, amended to $500.0 million in September 2011. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other expense was $6.3 million and $0.6 million during the nine months ended April 30, 2012 and 2011, respectively.

Income Taxes. Our effective income tax rates for the nine months ended April 30, 2012 and 2011 were 34.8% and 37.5%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and the application of new elective tax law starting this fiscal year.

Net Income. Due to the foregoing factors, we realized net income of $137.2 million for the nine months ended April 30, 2012, compared to net income of $125.9 million for the same period last year.

Liquidity and Capital Resources

Our primary source of working capital is net income. Accordingly, factors affecting net income are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) change in market share of our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchanges rates; (x) product mix; and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.

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

As of April 30, 2012, we had working capital of $184.6 million, including cash and cash equivalents of $207.1 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by $133.1 million from July 31, 2011 to April 30, 2012.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

Operating Activities

Net cash provided by operating activities decreased by $3.7 million to $197 million during the nine months ended April 30, 2012, when compared to the nine months ended April 30, 2011, due to changes in operating assets and liabilities partially offset by an $11.4 million improvement in net income.

Investing Activities

Net cash used in investing activities decreased by $43.6 million to $27.1 million during the nine months ended April 30, 2012 when compared to the nine months ended April 30, 2011. The $27.9 million decrease in capital expenditures was partially offset by $18.8 million decrease in proceeds from the sale of property and equipment for the nine months ended April 30, 2012, when compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities decreased by $170.7 million to $37.4 million during the nine months ended April 30, 2012 when compared to the same period in the prior year. The decrease is attributed to the issuance of long term debt, which provided $125.0 million cash during the nine months ended April 30, 2012 (See Note 4, Credit Facility), compared to proceeds from the issuance of debt during the same period in the prior year, which provided $400.0 million. Also, we repurchased $137.7 million of common stock during the nine months ended April 30, 2012, compared to $603.4 million of common stock repurchased during the same period in the prior year. (See Note 9, Common Stock Repurchases).

Credit Facility

On December 14, 2010, we entered into an unsecured credit agreement with Bank of America, N.A. (the Credit Agreement) providing for: (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (the Revolving Credit) and (ii) a term loan facility of $400.0 million (the Term Loan). On September 29, 2011, we amended the Credit Agreement increasing the amount of the Term Loan facility from $400.0 million to $500.0 million.

The Term Loan, which at April 30, 2012 had $462.5 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (see Note 5 to Notes to Condensed Consolidated Financial Statements) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at April 30, 2012 totaled $462.5 million. Our interest rate at April 30, 2012 is the 0.24% Eurocurrency Rate plus the 1.75% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility).

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires us to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on our leverage ratio. We had no outstanding borrowings under the Revolving Credit at the end of the period.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of April 30, 2012.

Off-Balance Sheet Arrangements

As of April 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations

The following table summarizes our long-term debt including current portion as of April 30, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt including current portion	$462,500	$75,000	$150,000	$237,500	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of April 30, 2012, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of April 30, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended April 30, 2012, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $462.5 million as of April 30, 2012. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and UK operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of $15.2 million for the nine months ended April 30, 2012.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At April 30, 2012, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $24.8 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the US dollar relative to the Canadian dollar or the British pound will not have a material effect on our consolidated financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 12 — Legal Proceedings contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

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

One customer accounted for 10% of our revenue during the three months ended April 30, 2012. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into the UK, Canada and other foreign markets expose us to risks arising from operating in markets outside North America. We may acquire companies or otherwise establish or expand operations in other countries. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our financial position, results of operations or cash flows.

Our acquisitions in the UK, Canada and our intention to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in the UK or Europe. Among other things, we will ultimately deploy VB2 technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we anticipate and could result in unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, acquired businesses typically depend on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our operating objectives and could have an adverse effect on our future operating results.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 14% of our common stock as of April 30, 2012. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

We may invest our excess cash in securities or money market funds backed by securities, which may include US treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risk factors may result in a loss or impairment to our invested cash and may have a material effect on our consolidated financial statements.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the UK since 2007. As of April 30, 2012, the amount of goodwill on our balance sheet subject to future impairment testing was $197.8 million.

Pursuant to FASB ASC 350, Intangibles-Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate, changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required with respect to our acquisitions in the UK. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our operating results and could result in our incurring net losses in future periods.

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

Based on the opinion from our outside law firm and advice from outside tax advisors, we have not provided for the payment of this assessment in our condensed consolidated financial statements. We believe we have strong defenses to the DOR's notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to Copart, it could have a material adverse effect on our results of operations and condensed consolidated financial position.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $362.5 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $118.8 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at April 30, 2012 was 1.75%.

We recorded the swap at fair value, and it is currently designated as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we will measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swap could prove to be ineffective for a number of reasons, including early retirement the Term Loan, as is allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to not be creditworthy. Any determination that the hedge created by the swap is ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swap, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of its common stock purchased by the Company during the nine months ended April 30, 2012.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2011	--	--	--	17,093,926
August 1, 2011, through August 31, 2011	--	--	--	57,093,926
September 1 2011, through September 30, 2011	436,000	$19.64	436,000	56,657,926
October 1, 2011, through October 31, 2011	1,703,796	$20.55	1,703,796	54,954,130
November 1, 2011, through November 30, 2011	--	--	--	54,954,130
December 1, 2011, through December 31, 2011	3,000,512	$23.04	3,000,512	51,953,618
January 1, 2012, through January 31, 2012	940,400	$23.58	940,400	51,013,218
February 1, 2012, through February 29, 2012	--	--	--	51,013,218
March 1, 2012, through March 31, 2012	--	$--	--	51,013,218
April 1, 2012, through April 30, 2012	--	--	--	51,013,218
Total	6,080,708	$22.18	6,080,708	51,013,218

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1(1)	Certification of A. Jayson Adair, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2(1)	Certification of William E. Franklin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS(2)	XBRL Instance Document

	101.SCH(2)	XBRL Taxonomy Extension Schema Document

	101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF(2)	XBRL Extension Definition

	101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: June 11, 2012