Form 10-K
period 2012-07-31
COPART INC
filed 2012-10-01
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23255

Copart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
14185 Dallas Parkway, Suite 300, Dallas, Texas (Address of principal executive offices)	75254 (Zip code)
Registrant’s telephone number, including area code: (972) 391-5000 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [X] No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer [X]	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,504,602,111 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At September 28, 2012, registrant had 124,093,869 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2012, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2012

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2012, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Although we believe that, based on information currently available to us and our management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Item 1.	Business

Corporate Information

We were incorporated in California in 1982, became a public company in 1994 and we reincorporated into Delaware in January 2012. Our principal executive offices are located at 14185 Dallas Parkway, Suite 300, Dallas, Texas 75254 and our telephone number at that address is (972) 391-5000. Our website is www.copart.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC.

CopartTM, VB2TM, CopartDirectTM, BID4UTM, CoPartfinderTM, OutbidTM and CI & DesignTM are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada and the United Kingdom (U.K.).

We provide vehicle sellers with a full range of services to process and sell vehicles over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Vehicle sellers consist primarily of insurance companies, but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We then sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price.

In the U.S. and Canada (North America), we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account, and as an agent.

We converted all of our North American and U.K. sales to VB2 during fiscal 2004 and fiscal 2008, respectively. VB2 opens our sales process to registered buyers (whom we refer to as members) anywhere in the world who have Internet access. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility or over the Internet during the preview. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe the implementation of VB2 has increased the pool of available buyers for each sale, which has resulted in added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2012, sales of North American vehicles, on a unit basis, to members registered outside the state where the vehicle is located accounted for 51.1% of total vehicles sold; 28.7% of vehicles were sold to out of state members and 22.4% were sold to out of country members, based on registration. For fiscal 2012, sales of U.K. vehicles, on a unit basis, to members registered outside the country where the vehicle is located accounted for 18.1% of total vehicles sold.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal 2012, which ended July 31, 2012, our revenues were $924.2 million and our operating income was $286.4 million.

On June 14, 2007, we entered the U.K. salvage market through the acquisition of Universal Salvage Plc (Universal). In fiscal 2008, we made the following additional acquisitions: Century Salvage Sales Limited (Century) on August 1, 2007; AG Watson Auto Salvage & Motors Spares Limited (AG Watson) on February 29, 2008; and Simpson Bros. Holdings Limited (Simpson) on April 4, 2008. In fiscal 2010, we acquired D Hales Limited (D Hales) on January 22, 2010. In fiscal 2011, we acquired John Hewitt and Sons, Limited (Hewitt) on March 11, 2011. Universal, Century, AG Watson, D Hales and Hewitt were all leading providers of vehicle auctions and services to the motor insurance and automotive industries. Simpson was primarily an auto dismantler and was acquired primarily for its real estate holdings. In fiscal 2012, we made no acquisitions in the U.K.

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

In fiscal 2012, in North America, we acquired two new facilities located in Calgary and Edmonton, Canada. As of July 31, 2012, we had a total of 155 facilities, comprised of 136 in the U.S., 4 in Canada and 15 in the U.K.

In August 2012, we acquired Ride Safely Middle East Auction, LLC located in Dubai, United Arab Emirates (UAE), our first acquisition outside of North America and the U.K.

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. In North America, sellers generally auction or sell their vehicles on consignment either for a fixed fee or a percentage of the sales price. On occasion in North America and on a primary basis in the U.K., companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based either on a percentage of the vehicles’ estimated pre-accident cash value and/or based on the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction, we sell all of our vehicles on our Internet selling platform, VB2, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies, the primary sellers of vehicles are insurance companies.

Automobile manufacturers are incorporating new standard features, including unibody construction utilizing exotic metals, passenger safety cages with surrounding crumple zones to absorb impacts, plastic and ceramic components, airbags, xenon lights, computer systems, heated seats, and navigation systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes.

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

We believe the primary factors that insurance companies consider when selecting an auction and vehicle remarketing services company include:

•	the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the actual cash value);

•	the services provided by the company and the degree to which such services reduce administrative costs and expenses;

•	the price the company charges for its services;

•	national coverage;

•	the ability to respond to natural disasters;

•	the ability to provide analytical data to the seller; and

•	in the U.K., the actual amount paid for the vehicle.

In the U.K., insurance companies generally tender periodic contracts for the purchase of salvaged vehicles. The insurance company will generally award the contract to the company that is willing to pay the highest price for the vehicles.

Generally, upon receipt of the pickup order (the assignment), we arrange for the transport of a vehicle to a facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle’s release from a towing company, vehicle repair facility or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle or invoiced separately to the seller.

The salvage vehicle then remains in storage at one of our facilities until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state’s motor vehicle regulatory agency, or DMV. In the U.S., total loss vehicles may be sold in most states only after obtaining a salvage title from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is sold either on behalf of the insurance company or for our own account, depending on the terms of the contract. In the U.K., upon release of interest by the vehicle owner, the insurance company notifies us that the vehicle is available for sale.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2009 through July 31, 2012:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Bristol, England	Acquisition	January 2010	United Kingdom
Bedford, England	Acquisition	January 2010	United Kingdom
Colchester, England	Acquisition	January 2010	United Kingdom
Gainsborough, England	Acquisition	*January 2010	United Kingdom
Luton, England	Acquisition	January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield	February 2010	Central Pennsylvania
Homestead, Florida	Greenfield	September 2010	Southern Florida
Hartford City, Indiana	Acquisition	March 2011	Central Indiana
Birmingham, England	Acquisition	March 2011	United Kingdom
Atlanta, Georgia	Greenfield	August 2011	Northern Georgia
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada

*	Closed in fiscal 2010

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of 155 facilities located in the United States, Canada and the U.K. as of July 31, 2012. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding, and virtual sales powered by VB2, which enhance the competitive bidding process;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	e-mail notifications to potential buyers of vehicles that match desired characteristics;

•	sophisticated vehicle processing at storage sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the Internet;

•	CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their purchases;

•	specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

•	Interactive Online Counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

•	2nd chance bidding, which allows the second highest bidder the opportunity to purchase the vehicle for the seller’s current minimum bid after the high bidder declines; and

•	Night Cap Sales, which provides an additional opportunity for bidding on vehicles that did not achieve their minimum bid during the virtual sale, counter bidding, or 2nd chance bidding.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed the acquisition of 83 facilities in North America, U.K. and the U.A.E. As part of our acquisition and integration strategy, we seek to:

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

Our Service Offerings

We offer vehicle sellers a full range of vehicle services, which expedite each stage of the vehicle sales process, maximizing proceeds and minimizing costs. Not all service offerings are available in all markets. Our service offerings include the following:

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

Estimating Services

We offer vehicle sellers in the U.K. estimating services for vehicles taken to our facilities. Estimating services provide our insurance company sellers repair estimates which allow the insurance company to determine if the vehicle is a total loss vehicle. If the vehicle is determined to be a total loss, it is generally assigned to inventory.

End-of-Life Vehicle Processing

In the U.K., we are an authorized treatment facility, or ATF, for the disposal of End-of-Life vehicles, or ELVs.

Virtual Insured Exchange (VIX)

We provide the venue for insurance customers to enter a vehicle into a sealed bid sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the U.K., we perform transportation services through a combination of our fleet of over 100 vehicles and third-party vehicle transport companies.

Vehicle Inspection Stations

We offer some of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our facilities. We have 77 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

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

Purchase Program. Under the purchase program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles’ estimated pre-accident value (PAV), or actual cash value (ACV), and sell the vehicles for our own account. Currently, the purchase program is offered primarily in the U.K.

Buy It Now

We offer an option to our members to purchase specific pre-qualified vehicles immediately at a set price before the live auction process. This enables us to provide a fast, easy, transparent and comprehensive buying option on these pre-qualified vehicles.

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

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB2. VB2 opens our sales process to registered members anywhere in the world who have Internet access. The VB2 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB2 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

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

U-Pull-It

In the U.K., we have two facilities from which the public can purchase parts from salvaged and end-of-life vehicles. In general, the buyer is responsible for detaching the parts from the vehicle and any associated hauling or transportation of the parts after detachment. After the valuable parts have been removed by the buyer, the remaining parts and car body are sold for their scrap value.

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues in fiscal 2012, 2011 and 2010. Of the total number of vehicles processed during fiscal years 2012, 2011 and 2010, we obtained 82%, 82% and 80%, respectively, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days notice.

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

During the last three years, a majority of our revenue was generated within North America and a majority of our long-lived assets are located within the United States. Please see Note 14. Segments and Other Geographic Information in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

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

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in North America include KAR Auction Services, Inc. (formerly ADESA, Inc. and Insurance Auto Auctions, Inc.), Auction Broadcasting Company, LLC, and Manheim, Inc. The largest national dismantler is LKQ Corporation, Inc. (LKQ). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In the U.K., our principal competitors are privately held independent remarketers.

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

We are planning to convert to a new standard Enterprise Resource Planning (“ERP”) system. Implementation of the new ERP system is scheduled to occur in phases through fiscal 2013 and 2014.

Employees

As of July 31, 2012, we had 2,981 full-time employees, of whom 663 were engaged in general and administrative functions and 2,318 were engaged in yard operations. As of July 31, 2012, we had 2,408 and 573 employees located in North America and the U.K., respectively. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good.

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

In connection with the acquisition of the Dallas, Texas storage facility in 1994, we set aside $3.0 million to cover the costs of environmental remediation, stabilization and related consulting expenses for a six-acre portion of the facility that contained elevated levels of lead due to the activities of the former operators. We began the stabilization process in 1996 and completed it in 1999. We paid all remediation and related costs from the $3.0 million fund and, in accordance with the acquisition agreement, distributed the remainder of the fund to the seller of the Dallas facility, less $0.2 million which was held back to cover the costs of obtaining the no-further-action letter. In September 2002, our environmental engineering consultant issued a report, which concludes that the soil stabilization has effectively stabilized the lead-impacted soil, and that the concrete cap should prevent impact to storm water and subsequent surface water impact. Our consultant thereafter submitted an Operations and Maintenance Plan (Plan) to the Texas Commission on Environmental Quality (TCEQ) providing for a two-year inspection and maintenance plan for the concrete cap, and a two-year ground and surface water monitoring plan. In January of 2003, the TCEQ approved the Plan, subject to the additions of upstream (background) surface water samples from the intermittent stream adjacent to the facility and documentation of any repairs to the concrete cap during the post closure-monitoring period. The first semi-annual water sampling was conducted in April 2003, which reflected that the lead-impacted, stabilized soil is not impacting the ground and/or surface water. The second round of semi-annual water samples collected in October and November 2003 reported concentration of lead in one storm water and one surface water sample in excess of the established upstream criteria for lead. In correspondence, which we received in July 2004, the TCEQ approved with comment our water monitoring report dated February 24, 2004. The TCEQ instructed us to continue with post-closure monitoring and maintenance activities and submit the next report in accordance with the approved schedules. In February 2005, a report from our environmental engineering consultant was transmitted to the TCEQ containing the results of annual monitoring activities consisting of two (2) semi-annual sampling events which occurred in April/June 2004 and October/November 2004. Laboratory analytical results indicated no lead concentrations exceeding the target concentration level set in the Corrective Measures Study for the site, but some results were in excess of Texas surface water quality standards. Our environmental engineering consultant concluded in the February 2005 report to the TCEQ that it is unlikely that lead concentrations detected in the storm water runoff samples are attributable to the lead impacted soils. Based on the results of the 2004 samplings, we requested that no further action be taken and that a closure letter be issued by the TCEQ. In September 2007, the TCEQ notified us that they did not concur with our consultant’s conclusions and recommendations. The TCEQ said it would not provide a closure letter until additional sampling of surface water is performed which reflects concentrations of lead below Texas surface water quality standards. In February 2008, the TCEQ provided comments to our proposal for surface water sampling. In March 2008, our environmental engineer submitted to the TCEQ an addendum to the surface water sampling plan, which was approved by the TCEQ in June 2008. Sampling was performed in November 2008. In December 2008, a report was submitted to the TCEQ indicating that lead levels were below Texas surface water quality standards. In May of 2009, the TCEQ approved the Surface Water Sampling Report, as well as the Concrete Cap Inspection Report submitted in December 2008. We have made the necessary repairs to the concrete cap and provided a survey map of the cap. Annual inspections of the cap are required to ensure its maintenance. There is no assurance that we may not incur future liabilities if the stabilization process proves ineffective, or if future testing of surface or ground water reflects concentrations of lead which exceed Texas surface or ground water quality standards.

We do not believe that the above environmental matter will, either individually or in the aggregate, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Intellectual Property and Proprietary Rights

In June 2003, we filed a provisional U.S. patent application on VB2 in the United States. This provisional patent application was followed by a U.S. utility application filed in July 2003. The patent was issued by the United States Patent and Trademark Office on January 1, 2008. Generally, patents issued in the U.S. are effective for 20 years from the earliest asserted filing date of the patent application. In fiscal 2004, we received a patent from Australia. The duration of foreign patents varies in accordance with the provisions of applicable local law.

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

Seasonality

Historically, our consolidated results of operations have been subject to quarterly variations based on a variety of factors, of which the primary influence is the seasonal change in weather patterns. During the winter months we tend to have higher demand for our services because there are more weather-related accidents.

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

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

No single customer accounted for more than 10% of our revenue during the fiscal year ended July 31, 2012. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside North America, including recent expansions in Europe and the Middle East, expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside North America in 2007 with a significant acquisition in the United Kingdom, and we continue to evaluate acquisitions and other opportunities outside North America. In August 2012, we announced our acquisition of a company in the United Arab Emirates. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we anticipate and could result in unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, acquired businesses typically depend on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our consolidated results of operations and could have an adverse effect on our future operating results.

In addition, we anticipate our international operations will subject us to a variety of risks associated with operating on an international basis, including:

•	the difficulty of managing and staffing foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the need to localize our product offerings, particularly the need to implement our online auction platform in foreign countries;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates;

•	adapting to different business cultures and market structures, particularly where we seek to implement our auction model in markets where insurers have historically not played a substantial role in the disposition of salvage vehicles;

•	ensuring compliance with applicable legislation and regulations that affect our international operations, including applicable anticorruption legislation in the United States and United Kingdom and export control and sanctions laws; and

•	repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and have an adverse effect on our operating results.

In addition, certain acquisitions in the United Kingdom may be reviewed by the Office of Fair Trade (OFT) and/or Competition Commission (U.K. Regulators). If an inquiry is made by U.K. Regulators, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in a U.K. market. Although we believe that there will not be a substantial lessening of competition in a U.K. market, based on our analysis of the relevant U.K. markets, there can be no assurance that the U.K. Regulators will agree with us if they decide to make an inquiry. If the U.K. Regulators determine that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in a U.K. market, we could be required to divest some portion of our U.K. assets. In the event of a divestiture order by the U.K. Regulators, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.

We face risks associated with the implementation of our salvage auction model in markets that may not operate on the same terms as the North American market. For example, the U.K. market operates on a principal rather than agent basis, which has tended to have an adverse impact on our gross margin percentages and has exposed us to inventory risks that we do not experience in North America.

Some of our target markets outside North America operate in a manner substantially different than our historic market in North America. For example, the U.K. market operates primarily on the principal model, in which we take title to vehicles, rather than the agency model employed in North America, in which we act as a sales agent for the legal owner of vehicles. As a result, our operations in the U.K. have had and will continue to have an adverse impact on our consolidated gross margin percentages. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in North America and the United Kingdom has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, insurers have traditionally been less involved in the disposition of salvage vehicles. As we expand into markets outside North America and the United Kingdom, we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers.

If the implementation of our new Enterprise Resource Planning (“ERP”) system is not executed efficiently and effectively, our business, financial position, and our consolidated operating results could be adversely affected.

We are in the process of converting our primary management information system to a new standard ERP system, which will occur in phases through 2013 and 2014. In the event this conversion of our primary management information system is not executed efficiently and effectively, the conversion may cause interruptions in our primary management information systems, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB2, which would adversely affect our consolidated results of operations and financial position.

In addition, our information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunications failures, infiltration by unauthorized persons and security breaches, usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our consolidated operating results or financial position, we have from time to time experienced cybersecurity breaches such as computer viruses and similar information technology violations in the ordinary course of business. We have implemented various measures to manage our risks related to system and network disruptions. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace them and our ability to provide many of our electronic and online solutions to our customers may be impaired. If that were to occur, it could have a material adverse effect on our consolidated operating results and financial position.

Implementation of our online auction model in new markets may not result in the same synergies and benefits that we achieved when we implemented the model in North America and the U.K.

We believe that the implementation of our proprietary auction technologies across our operations over the last decade had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base, increasing the average selling price for vehicles sold through our sales, and lowering expenses associated with vehicle sales. We implemented our online system across all of our North American and U.K. salvage yards beginning in fiscal 2004 and fiscal 2008, respectively, and experienced increases in revenues and average selling prices as well as improved operating efficiencies in both markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in North America and the U.K. We cannot predict whether these synergies will also be realized in new markets.

Failure to have sufficient capacity to accept additional cars at one or more of our storage facilities could adversely affect our relationships with insurance companies or other sellers of vehicles.

Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina and Rita had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

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

As we continue to expand our operations, our failure to manage growth could harm our business and adversely affect our consolidated results of operations and financial position.

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

Our inability to control or manage these growth factors effectively could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Our annual and quarterly performance may fluctuate, causing the price of our stock to decline.

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;

•	the impact of foreign exchange gain and loss as a result of international operations;

•	our ability to successfully integrate our newly acquired operations in international markets and any additional markets we may enter;

•	the availability of salvage vehicles;

•	variations in vehicle accident rates;

•	member participation in the Internet bidding process;

•	delays or changes in state title processing;

•	changes in international, state or federal laws or regulations affecting salvage vehicles;

•	changes in local laws affecting who may purchase salvage vehicles;

•	our ability to integrate and manage our acquisitions successfully;

•	the timing and size of our new facility openings;

•	the announcement of new vehicle supply agreements by us or our competitors;

•	the severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	the availability and cost of general business insurance;

•	labor costs and collective bargaining;

•	changes in the current levels of out of state and foreign demand for salvage vehicles;

•	the introduction of a similar Internet product by a competitor;

•	the ability to obtain necessary permits to operate; and

•	the impact of our conversion to a new ERP system, if the conversion is not executed efficiently and effectively.

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

Our Internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, financial position, or results of operations.

Our intellectual property rights include patents relating to our auction technologies as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

We have in the past been and may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.

Litigation based on allegations of infringement or other violations of intellectual property rights are common among companies who rely heavily on intellectual property rights. Our reliance on intellectual property rights has increased significantly in recent years as we have implemented our auction-style sales technologies across our business and ceased conducting live auctions. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Litigation and any other intellectual property claims, whether with or without merit, can be time-consuming, expensive to litigate and settle, and can divert management resources and attention from our core business. An adverse determination in current or future litigation could prevent us from offering our products and services in the manner currently conducted. We may also have to pay damages or seek a license for the technology, which may not be available on reasonable terms and which may significantly increase our operating expenses, if it is available for us to license at all. We could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

If we experience problems with our trucking fleet operations, our business could be harmed.

We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our North American storage facilities. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

In addition to using independent subhaulers, in the U.K. we utilize a fleet of company trucks to pick up and deliver vehicles from our U.K. storage facilities. In connection therewith, we are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 16% of our common stock as of July 31, 2012. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

We may invest our excess cash in securities or money market funds backed by securities, which may include U.S. treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these risk factors may result in a loss or impairment to our invested cash and may have a material effect on our consolidated results of operations and financial position.

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

We face significant competition for the supply of salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other auction and vehicle remarketing service companies with whom we compete directly in obtaining vehicles from insurance companies and other sellers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may have greater financial resources than us. Due to the limited number of vehicle sellers, particularly in the U.K., the absence of long-term contractual commitments between us and our sellers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

Our Internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of salvage vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the United States. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our consolidated financial position, results of operations or cash flows.

Our operations are subject to federal, state, national, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and, during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for End-of-Life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

Volatility in the capital and credit markets may negatively affect our business, operating results, or financial condition.

The capital and credit markets have experienced extreme volatility and disruption, which has led to an economic downturn in the U.S. and abroad. As a result of the economic downturn, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Adverse credit conditions may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition, if the banking system or the financial markets deteriorate or remain volatile our credit facility may be affected.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the U.K. since 2007. As of July 31, 2012, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $196.4 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required with respect to our acquisitions in the U.K. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

An adverse outcome of a pending Georgia sales tax audit could have a material adverse effect on our consolidated results of operations and financial condition.

The Georgia Department of Revenue, or DOR, conducted a sales and use tax audit of our operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that we failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the

DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

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

Based on the opinion from our outside law firm and advice from outside tax advisors, we have not provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the consolidated financial statements.

The Financial Accounting Standards Board, the Public Company Accounting Oversight Board, and the SEC, from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our consolidated results of operations and financial position, but future pronouncements or interpretations could require a change or changes in our policies or procedures.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British Pound and Canadian Dollar, could adversely affect our consolidated results of operations and financial position.

Fluctuations in the U.S. unemployment rates could result in declines in revenue from processing insurance vehicles.

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

If the interest rate swap entered into in connection with our credit facility proves ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our consolidated results of operations and cash flows.

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $337.5 million of our Term Loan, at 85 basis points plus the one month LIBOR rate. The second swap agreement fixed our interest rate with respect to a notional amount of $106.3 million of our Term Loan, at 69 basis points plus the one month LIBOR rate. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at July 31, 2012 was 1.50%.

We recorded the swap at fair value, and it is currently designated as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we will measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swap could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as is allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to not be creditworthy. Any determination that the hedge created by the swap is ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swap, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 53,000 square feet of leased office space under a lease which expires in fiscal 2024. In addition, we own approximately 10,000 square feet of office space near the previous corporate headquarters in Fairfield, California which houses certain corporate departments that are not currently moving to the Dallas, Texas headquarters. We also own or lease an additional 155 operating facilities. In the U.S., we have facilities in every state except Delaware, New Hampshire, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we have facilities in the provinces of Ontario and Alberta. In the U.K., we own or lease 15 operating facilities. In August 2012, we acquired a facility in Dubai, UAE. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.	Legal Proceedings

Legal Proceedings

Information with respect to this item may be found in the Notes to Consolidated Financial Statements — Note 15. Commitments and Contingencies, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2012, there were 124,393,700 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2012, we had 1,617 stockholders of record. On July 31, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $23.76 per share. Throughout this report, share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock split effected in the form of a stock dividend distributed after close of trading on March 28, 2012.

Fiscal Year 2012	High	Low
Fourth Quarter	27.88	22.59
Third Quarter	26.84	22.58
Second Quarter	24.55	20.82
First Quarter	22.55	17.88

Fiscal Year 2011	High	Low
Fourth Quarter	23.99	21.52
Third Quarter	22.82	19.74
Second Quarter	20.44	16.50
First Quarter	18.37	15.64

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business.

We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends and acquisitions.

Repurchase of Our Common Stock

In fiscal 2012, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the fiscal year ended July 31, 2012, we repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. For the fiscal year ended July 31, 2011, we repurchased 13,364,634 shares of our common stock at a weighted average price of $20.42. For the fiscal year ended July 31, 2010, we repurchased 242,502 shares of our common stock at a weighted average price of $18.38. As of July 31, 2012, the total number of shares repurchased under the program was 49,786,782 and 48,213,218 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 21,052,630 shares of our common stock at a price of $19.00 per share. Our directors and executive officers were expressly prohibited from participating in the tender offer by our board of directors under our Securities Trading Policy. In connection with the tender offer, we accepted for purchase 24,344,176 shares of our common stock. The shares accepted for purchase are comprised of the 21,052,630 shares we offered to purchase and an additional 3,291,546 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2012 is $0.04.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2010
First Quarter	—	—	—	30,701,062
Second Quarter	—	—	—	30,701,062
Third Quarter	—	—	—	30,701,062
Fourth Quarter	242,502	$18.38	242,502	30,458,560
Fiscal 2011
First Quarter	4,499,652	$16.83	4,499,652	25,958,908
Second Quarter	24,344,176	$19.00	—	25,958,908
Third Quarter	2,883,084	$21.52	2,883,084	23,075,824
Fourth Quarter	5,981,898	$22.59	5,981,898	17,093,926
Fiscal 2012
First Quarter	2,139,796	$20.26	2,139,796	54,954,130
Second Quarter	3,940,912	$23.37	3,940,912	51,013,218
Third Quarter	—	—	—	51,013,218
May 1, 2012 through May 31, 2012	—	—	—	51,013,218
June 1, 2012 through June 30, 2012	2,800,000	$23.22	2,800,000	48,213,218
July 1, 2012 through July 31, 2012	—	—	—	48,213,218

In the first quarter of fiscal year 2010, Mr. Jay Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Willis J. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. In the first, second and third quarters of fiscal year 2012 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $2.6 million, $4.2 million and $7.4 million, in fiscal 2012, 2011 and 2010, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2010—Q1	647,262	$6.52	228,708	191,492	227,062	$18.45	$3,533
FY 2010—Q4	700,000	$6.46	245,844	211,654	242,502	$18.38	$3,890
FY 2011—Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011—Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011—Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012—Q3	322,520	$10.74	131,298	85,684	105,538	$26.38	$2,260

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended July 31, 2012.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2012 since July 31, 2007, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	7/07	7/08	7/09	7/10	7/11	7/12
Copart, Inc.	$100.00	$155.86	$125.48	$129.50	$154.41	$168.87
NASDAQ Composite	$100.00	$87.14	$82.39	$92.16	$113.03	$117.69
NASDAQ Industrial	$100.00	$85.75	$68.73	$83.86	$110.22	$111.19
NASDAQ Q-50 (NXTQ)	$100.00	$90.75	$106.56	$118.10	$155.37	$166.78

*	Assumes that $100.00 was invested on July 31, 2007 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The following selected consolidated statements of income data for the years ended July 31, 2012, 2011 and 2010 and the consolidated balance data at July 31, 2012 and 2011, are derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of income data for the years ended July 31, 2009 and 2008 and the consolidated balance sheet data at July 31, 2010, 2009 and 2008, are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. As a result of the adoption of Accounting Standards Update 2009—13, Revenue Arrangements with Multiple Deliverables, for the year ended July 31, 2011, we accelerated recognition of $14.4 million in service revenue and $13.5 million in related yard operation expenses.

	Fiscal Years Ending July 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share and other data)
Operating Data
Revenues	$924,191	$872,246	$772,879	$743,082	$784,848
Operating income	286,353	265,290	239,070	225,325	237,917
Income from continuing operations before income taxes	278,056	263,877	239,495	227,732	249,650
Income tax expense	(95,937)	(97,502)	(87,868)	(88,186)	(92,718)
Income from continuing operations	182,119	166,375	151,627	139,546	156,932
Income from discontinued operations, net of income tax effects	—	—	—	1,557	—
Net income	182,119	166,375	151,627	141,103	156,932
Basic per share amounts:
Income from continuing operations	$1.42	$1.10	$0.90	$0.84	$0.90
Discontinued operations	—	—	—	0.01	—
Net income per share	$1.42	$1.10	$0.90	$0.85	$0.90
Weighted average shares	128,120	151,298	168,330	167,074	174,824
Diluted per share amounts:
Income from continuing operations	$1.39	$1.08	$0.89	$0.82	$0.87
Discontinued operations	—	—	—	0.01	—
Net income per share	$1.39	$1.08	$0.89	$0.83	$0.87
Weighted average shares	131,428	153,352	170,054	169,860	179,716
Balance Sheet Data
Cash, cash equivalents and short-term investments	$140,112	$74,009	$268,188	$162,691	$38,954
Working capital	134,908	75,242	330,191	212,349	84,501
Total assets	1,155,066	1,084,436	1,228,812	1,058,032	956,247
Total debt	444,120	375,756	975	1,457	2,240
Stockholders’ equity	561,117	555,172	1,087,234	921,459	798,996
Other Data
Number of storage facilities	155	153	152	147	143

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Second Generation Internet auction-style sales technology, which we refer to as VB2. Vehicle sellers consist primarily of insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, we sell directly to the general public. The majority of the vehicles sold on behalf of the insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the salvage vehicle sales process and minimize administrative and processing costs. In the United States and Canada, or North America, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or U.K., a significant portion of our business is conducted on a principal basis, purchasing salvage vehicles outright from insurance companies and reselling the vehicles for our own account.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP program, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment, or fixed fee, program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts. Transportation revenue also includes towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the U.K.

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

During fiscal 2004 and fiscal 2008, we converted all of our North American and U.K. sales, respectively, to an Internet-based auction-style model using our VB2 Internet sales technology which employs a two-step bidding process. The first step, called the preliminary bid, allows members to submit bids up to one hour before a real time virtual auction begins. The second step allows members to bid against each other, and the high bidder from the preliminary bidding process, in a real-time process over the Internet.

Acquisitions and New Operations

We have experienced significant growth in facilities as we have acquired nine facilities and established three new facilities since the beginning of fiscal 2010 through July 31, 2012. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 155 facilities located in North America and the U.K. as of July 31, 2012 and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2009 through July 31, 2012:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Bristol, England	Acquisition	January 2010	United Kingdom
Bedford, England	Acquisition	January 2010	United Kingdom
Colchester, England	Acquisition	January 2010	United Kingdom
Gainsborough, England	Acquisition	*January 2010	United Kingdom
Luton, England	Acquisition	January 2010	United Kingdom
Scranton, Pennsylvania	Greenfield	February 2010	Central Pennsylvania
Homestead, Florida	Greenfield	September 2010	Southern Florida
Hartford City, Indiana	Acquisition	March 2011	Central Indiana
Birmingham, England	Acquisition	March 2011	United Kingdom
Atlanta, Georgia	Greenfield	August 2011	Northern Georgia
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada

*	Closed in fiscal 2010

In January 2010, the Company completed the acquisition of D Hales Limited (D Hales) which operated five locations in the United Kingdom. In fiscal 2011, we acquired John Hewitt and Sons, Limited (Hewitt) which operated one location in the United Kingdom. These acquisitions were undertaken because of their strategic fit with our business in the United Kingdom. In August 2012, we acquired Ride Safely Middle East Auction, LLC located in Dubai, UAE.

The period-to-period comparability of our consolidated operating results and financial condition is affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our U.K. acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It is our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.

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

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Revenues

The following table sets forth information on revenue by class (in thousands, except percentages):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Service revenues	$757,272	82%	$713,093	82%
Vehicle sales	166,919	18%	159,153	18%
	$924,191	100%	$872,246	100%

Service Revenues. Service revenues were $757.3 million during fiscal 2012 compared to $713.1 million for fiscal 2011, an increase of $44.2 million, or 6.2%, above fiscal 2011. Growth in unit volume generated $33.5 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the U.K. Growth in the average revenue per car sold generated $11.5 million in additional revenue over last year and was driven by an increase in the average vehicle auction selling price as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average vehicle auction selling price was driven primarily by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user; (iii) the mix of cars sold as the insurance company cars, which on average command a lower average selling price than non-insurance cars, represented a lower portion of all cars sold; and (iv) in the U.K., the beneficial impact of VB2 which we introduced in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, product sales mix, and the introduction of VB2 in the U.K. had on the selling price of vehicles and ultimately on service revenue. The average dollar to pound exchange rate was 1.58 dollars to the pound and 1.60 dollars to the pound for fiscal 2012 and fiscal 2011, respectively, and led to a decrease in service revenue of $0.8 million.

Vehicle Sales. We have assumed certain contracts through our U.K. acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $166.9 million during fiscal 2012 compared to $159.2 million for fiscal 2011, an increase of $7.7 million, or 4.8%, above fiscal 2011. The increase in vehicle sales revenue was due to the growth in the average selling price of vehicles which resulted in increased revenue of $20.2 million. The growth in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the U.K., the continuing beneficial impact of VB2 which we introduced to the U.K. in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the U.K. The decline in volume resulted primarily from the migration of certain contracts in the U.K. from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $11.1 million. The detrimental impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $1.4 million.

Yard Operation Expenses. Yard operation expenses were $377.6 million during fiscal 2012 compared to $374.1 million for fiscal 2011, an increase of $3.5 million, or 0.9%, above fiscal 2011. The increase was driven by volume, which led to an increase of $13.5 million as we processed more vehicles in fiscal 2012 than in fiscal 2011. This increase was offset by a reduction in operating costs of $5.5 million driven by the decline in the cost to process each car. There was a detrimental impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.5 million. Included in yard operation costs were depreciation and amortization expenses which were $33.0 million and $37.0 million for the fiscal years ended July 31, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicles sold was $137.0 million during fiscal 2012 compared to $125.2 million for fiscal 2011, an increase of $11.8 million, or 9.4%. The increase in the cost per unit sold represented a $15.1 million increase relative to last year. Unit volume decrease led to a decrease of $2.3 million. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was $1.0 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $99.4 million for fiscal 2012 compared to $98.9 million for fiscal 2011, an increase of less than $0.5 million, or 0.5%. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was $0.1 million. General and administrative depreciation and amortization expenses were $15.1 million and $8.7 million for the fiscal years ended July 31, 2012 and 2011, respectively.

Impairment. During the year ended July 31, 2012, we recorded an impairment of $8.8 million associated with the write down to fair market value of certain assets, primarily real estate, computer hardware and our fleet of private aircraft which have been removed from operations and, if not disposed of during the year, are reflected in assets held for sale on the balance sheet.

Other (Expense) Income. Total other expense was $8.3 million during fiscal 2012 compared to $1.4 million during fiscal 2011, an increase of $6.9 million, or 492.9%. Interest expense increased $7.3 million as a result of increased borrowing under the new credit facility, which is further described in the Notes to Consolidated Financial Statements — Note 9. Long-Term Debt, which is incorporated herein by reference. Other income, net, increased $0.5 million due primarily to the gain on sale of assets.

Income Taxes. Our effective income tax rates for fiscal 2012 and 2011 were 34.5% and 36.9%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and the application of new elective tax law starting in fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

Revenues

The following table sets forth information on revenue by class (in thousands, except percentages):

	2011	Percentage of Revenue	2010	Percentage of Revenue
Service revenues	$713,093	82%	$634,606	82%
Vehicle sales	159,153	18%	138,273	18%
	$872,246	100%	$772,879	100%

Service Revenues. Service revenues were $713.1 million during fiscal 2011 compared to $634.6 million for fiscal 2010, an increase of $78.5 million, or 12.4%, above fiscal 2010. Growth in unit volume generated $62.1 million in additional service revenue relative to fiscal 2010 and was driven primarily by growth in the number of units sold on behalf of franchise and independent car dealerships, new and expanded contracts with insurance companies and the migration from the principal model to the agency model in the U.K. Growth in the average revenue per car sold generated $1.0 million in additional revenue over fiscal 2010 as higher scrap metal and used car pricing led to a general increase in the average selling price, and was offset by growth in the percentage of volume processed from suppliers with below average revenue per car. The higher revenue per car sold was driven by the average selling price per vehicle as over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was primarily impacted by: (i) the year over year increase in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user and (iii) in the U.K., the continuing beneficial impact of VB2 which we introduced to the U.K. in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine the impact of the movement of these factors, nor can we predict their future movement. Further, we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and the introduction of VB2 had on the selling price of vehicles and ultimately on service revenue. The average dollar to pound exchange rate was 1.60 dollars to the pound and 1.57 dollars to the pound for fiscal 2011 and fiscal 2010, respectively, and led to an increase in service revenue of $0.9 million.

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

Vehicle Sales. We have assumed certain contracts through our U.K. acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. Vehicle sales revenues were $159.2 million during fiscal 2011 compared to $138.3 million for fiscal 2010, an increase of $20.9 million, or 15.1%, above fiscal 2010. The increase in vehicle sales revenue was due to the growth in the average selling price of vehicles which resulted in increased revenue of $19.1 million. The growth in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the U.K., the continuing beneficial impact of VB2 which we introduced to the U.K. in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the U.K. The decline in volume resulted primarily from the migration of certain contracts in the U.K. from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $0.8 million. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $2.1 million.

Yard Operation Expenses. Yard operation expenses were $374.1 million during fiscal 2011 compared to $320.2 million for fiscal 2010, an increase of $53.9 million, or 16.8%, above fiscal 2010. The increase was driven primarily by (i) the growth in volume of units processed, (ii) the adoption of ASU 2009-13, (iii) increase in subhauling costs due to the growth in diesel prices on a year over year basis, and (iv) the general growth in program costs associated with new business segments. There was a detrimental impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.8 million. Included in yard operation costs were depreciation and amortization expenses which were $37.0 million and $34.9 million for the fiscal years ended July 31, 2011 and 2010, respectively.

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

Cost of Vehicle Sales. The cost of vehicles sold was $125.2 million during fiscal 2011 compared to $104.7 million for fiscal 2010, an increase of $20.5 million, or 19.6%. The increase in the cost per unit sold represented a $19.0 million increase relative to fiscal 2010. Unit volume decrease led to a decrease of $0.6 million. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $2.1 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $98.9 million for fiscal 2011 compared to $100.6 million for fiscal 2010, a decrease of $1.7 million, or 1.7%. The decline in general and administrative costs was due primarily to decreased advertising costs and decreased headcount. Depreciation and amortization expenses were $8.7 million and $8.3 million for the fiscal years ended July 31, 2011 and 2010, respectively. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was $0.1 million.

Other Income (Expense). Total other expense was $1.4 million during fiscal 2011 compared to other income of $0.4 million for fiscal 2010, an increase of $1.8 million, or 432.4%. Interest expense increased $3.9 million as a result of increased borrowing under the new credit facility which is further described in the Notes to Consolidated Financial Statements — Note 9. Long-Term Debt, which is incorporated herein by reference. Interest income declined $0.3 million due primarily to reduced interest yields and a lower cash balance. Other income, net, increased $1.7 million due primarily to the gain on sale of assets.

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

As of July 31, 2012, we had working capital of $134.9 million, including cash, and cash equivalents of $140.1 million. Cash and cash equivalents consisted primarily of U.S. Treasury Bills and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by $66.1 million from fiscal 2011 to fiscal 2012. The increase in cash was due primarily to the $125.0 million of proceeds from additional debt, proceeds from the sale of assets held for sale and from stock option exercises and cash from operations which were offset by share repurchase activity, payments on outstanding debt and capital expenditures during fiscal 2012. We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

As of July 31, 2012, $58.8 million of the $140.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities decreased by $13.3 million to $229.7 million during fiscal 2012 when compared to fiscal 2011. The decrease was driven in part by increased deferred income taxes of $15.5 million, a $12.1 million increase in vehicle pooling costs as a result of the adoption of ASU 2009-13 in fiscal 2011 offset by an increase in net income of $15.7 million. The remaining decrease of $1.4 million is due to the timing of routine changes in working capital items.

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

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were $54.8 million, $70.2 million and $75.8 million for fiscal 2012, 2011 and 2010, respectively. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material commitments for future capital expenditures as of July 31, 2012. During fiscal 2011, we sold our corporate headquarters building in Fairfield, California for $16.5 million and entered into a twenty-one month lease term. During fiscal 2013, we terminated this lease.

Included in capital expenditures for the year ended July 31, 2012 are capitalized software development costs for new software for internal use and major software enhancements to existing software. The cumulative total capitalized costs were $55.0 million, $46.8 million, and $22.9 million for the years ended July 31, 2012, 2011 and 2010, respectively. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired.

During the fiscal year ended July 31, 2011, we used $34.9 million in cash primarily for the purchases of Hewitt and Barodge Auto Pool. During the fiscal year ended July 31, 2010, we used $21.4 million in cash for the acquisition of D Hales.

Financing Activities

In fiscal 2012, 2011 and 2010, we generated $13.7 million, $7.1 million and $6.3 million, respectively, through the exercise of stock options.

In fiscal 2012, 2011 and 2010, we generated $2.0 million, $2.0 million and $2.0 million, respectively, through the issuance of shares under the Employee Stock Purchase Plan.

In fiscal 2012, 2011 and 2010, we used $203.3 million, $739.6 million and $12.7 million, respectively, for the repurchase of common stock.

In fiscal 2012, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the fiscal year ended July 31, 2012, we repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. For the fiscal year ended July 31, 2011, we repurchased 13,364,634 shares of our common stock at a weighted average price of $20.42. For the fiscal year ended July 31, 2010, we repurchased 242,502 shares of our common stock at a weighted average price of $18.38. As of July 31, 2012, the total number of shares repurchased under the program was 49,786,782 and 48,213,218 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 21,052,630 shares of our common stock at a price of $19.00 per share. Our directors and executive officers were expressly prohibited from participating in the tender offer by our board of directors under our Securities Trading Policy. In connection with the tender offer, we accepted for purchase 24,344,176 shares of our common stock. The shares accepted for purchase are comprised of the 21,052,630 shares we offered to purchase and an additional 3,291,546 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2012 is $0.04.

In the first quarter of fiscal year 2010, Mr. Jay Adair, Chief Executive Officer (and then President), exercised stock options through cashless exercises. In the fourth quarter of fiscal year 2010, Mr. Willis J. Johnson, Chairman of the Board, exercised stock options through a cashless exercise. In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. In the first, second and third quarters of fiscal year 2012 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $2.6 million, $4.2 million and $7.4 million, in fiscal 2012, 2011 and 2010, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2010—Q1	647,262	$6.52	228,708	191,492	227,062	$18.45	$3,533
FY 2010—Q4	700,000	$6.46	245,844	211,654	242,502	$18.38	$3,890
FY 2011—Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011—Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011—Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012—Q3	322,520	$10.74	131,298	85,684	105,538	$26.38	$2,260

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Other
Long-term debt including current portion	$443,750	$75,000	$150,000	$218,750	$—	$—
Interest payments on long-term debt including current portion	24,399	9,326	13,484	1,589	—	—
Operating leases(1)	105,283	17,208	24,840	16,839	46,396	—
Capital leases(1)	324	198	126	—	—	—
Tax liabilities(2)	22,531	—	—	—	—	22,531
Total contractual obligations	$596,287	$101,732	$188,450	$237,178	$46,396	$22,531

	Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Other
Letters of credit	$6,659	$6,659	$—	$—	$—	$—

(1)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(2)	Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3)	Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million Revolving Credit Facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, we amended the credit agreement increasing the amount of the term loan facility from $400.0 million to $500.0 million.

The Term Loan, which at July 31, 2012 had $443.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the year ended July 31, 2012, we made principal repayments of $56.3 million. We currently have $1.6 million deferred financing costs in other assets as of July 31, 2012.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (which is further described in the Notes to Consolidated Financial Statements — Note 10. Derivatives and Hedging) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at July 31, 2012, totaled $443.8 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2012, our interest rate is the 0.25% Eurocurrency Rate plus the 1.50% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which the interest accrued under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2012.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of July 31, 2012. Please refer to the tables under the caption “Contractual Obligations” above in the “Long-term debt including current portion” section for the payment schedule.

Restructuring

We relocated our corporate headquarters to Dallas, Texas in 2012. Certain functions currently performed at the Fairfield, California location may transition to the corporate headquarters over the next few years. We recognized $2.2 million and $1.4 million for the year ended July 31, 2012 and 2011, respectively, in general and administrative expense. We also recognized restructuring-related costs of $1.1 million in impairment of long-lived assets and $0.8 million in yard operations expense for the year ended July 31, 2012. Restructuring-

related costs for the year ended July 31, 2012 are $1.7 million for severance and $2.4 million for the costs of relocating employees to Texas. Restructuring-related costs for the year ended July 31, 2011 are $1.2 million for severance and $0.2 million for the costs of relocating employees to Texas.

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. Our significant accounting policies are described in the Notes to Consolidated Financial Statements — Note 1. Summary of Significant Accounting Policies. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. Where appropriate, we discuss sensitivity to change based on other outcomes reasonably likely to occur.

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

Fair Value of Financial Instruments

We record our financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles. In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), as amended by Accounting Standards Update 2011-04, we consider fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level I	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level II
Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.

Level III	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate

The amounts recorded for financial instruments in our consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2012 and July 31, 2011, due to the short-term nature of those instruments. See the Notes to Consolidated Financial Statements — Note 9. Long-Term Debt.

Derivatives and Hedging

We have entered into interest rate swaps to eliminate interest rate risk on our variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see the Notes to Consolidated Financial Statements — Note 10. Derivatives and Hedging). Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of July 31, 2012, 2011 and 2010 was $55.0 million, $46.8 million, and $22.9 million, respectively. Accumulated amortization expense related to software for July 31, 2012, 2011 and 2010 was $19.1 million, $10.2 million, and $9.3, respectively.

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

We apply the provisions of the guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current period charges regardless of whether they meet the criteria of “so abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

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

Valuation of Goodwill

We evaluate the impairment of goodwill of our North America and U.K. operating segments annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segments could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada and U.K. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2012, we had $1.2 million of valuation allowance arising from the state operating losses where we had discontinued certain operations previously and from capital losses in the U.S. and the U.K. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the twelve months ended July 31, 2012, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $2.8 million.

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

Stock-Based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method. Compensation cost related to stock-based payment transactions are recognized based on the fair value of the equity or liability instruments issued. Determining the fair value of options using the Black-Scholes Merton option pricing model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated results of operations and financial position.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.7 million as of July 31, 2012. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $0.6 million and our medical accrual would change by $0.4 million. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by $50,000 and our accrual for workers’ compensation expenses would change by $50,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Segment Reporting

Our North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Consolidated Financial Statements — Note 1. Summary of Significant Accounting Policies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of July 31, 2012, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended July 31, 2012, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $443.8 million as of July 31, 2012. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian and U.K. operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar and the British pound. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar and British pound in which our revenues and profits are denominated would result in a decrease/increase to revenue of $19.9 million for the twelve months ended July 31, 2012.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2012, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $34.9 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar or the British pound will not have a material effect on our consolidated financial position.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Chief Executive Officer (our CEO) and our Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting as of July 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012 of Copart, Inc. and our report dated October 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
October 1, 2012

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

An updated form of indemnification agreement applicable to our directors and certain of our officers was approved in January 2012. The form was intended to update the current form for our reincorporation into Delaware and general developments in corporate law since the adoption of our original form of indemnification agreement and was done as part of our ordinary course of corporate governance matters. A copy of the form of agreement is attached as Exhibit 10.17 to this Report on Form 10-K.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2012 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information required by this item concerning our Board of Directors, the members of our Audit Committee, our Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Proposal Number One Election of Directors,” “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end).

Information required by this item concerning our Executive Officers is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end).

Information required by this item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Corporate Governance and Board of Directors,” subheading “Director Nomination Process,” of our Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end).

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

We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Select Market.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end) under the heading “Executive Compensation,” “Compensation of Non-Employee Directors,” and “Corporate Governance and Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end) under the headings “Security Ownership” and “Execution Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2012 fiscal year end).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

		Page
(a) 1.	Financial Statements:Index to Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	59
	Consolidated Balance Sheets at July 31, 2012 and 2011	60
	Consolidated Statements of Income for the years ended July 31, 2012, 2011 and 2010	61
	Consolidated Statements of Comprehensive Income for the years ended July 31, 2012, 2011 and 2010	62
	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2012, 2011 and 2010	63
	Consolidated Statements of Cash Flows for the years ended July 31, 2012, 2011 and 2010	64
	Notes to Consolidated Financial Statements	65
2.	Financial Statement Schedules:All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto
3.	Exhibits:The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	January 10, 2012
3.2	Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.2	January 10, 2012
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003, between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
		8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2	Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
4.3	Amendment to Preferred Stock Rights Agreement, as of January 10, 2012, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.3	January 10, 2012
10.1*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.2*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 12, 2007
10.4*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.5*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.6*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.7	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010
10.8	Amendment to Credit Agreement between and between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011
10.9*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.10*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.11*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Registrant’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.12*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Registrant and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.13	Executive Officer Employment Agreement between the Registrant and Thomas Wylie, dated September 25, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 15, 2010

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.14	Executive Officer Employment Agreement between the Registrant and Greg A. Tucker, dated October 29, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 15, 2010
10.15	Executive Officer Employment Agreement between the Registrant and Vincent Phillips, dated April 12, 2010	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 15, 2010
10.16	Standard Industrial/Commercial single tenant lease-net dated January 3, 2011 between Partnership HealthPlan of California and the Registrant	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.21	September 28, 2011
10.17*	Form of Indemnification Agreement signed by executive officers and directors	—	Filed herewith
10.18	Standard Industrial/Commercial single tenant lease-net dated February 3, 2012 between Garden Centura, L.P. and the Registrant	—	Filed herewith
14.01	Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1	List of subsidiaries of Registrant	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

October 1, 2012

COPART, INC.

By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin Chief Financial Officer

October 1, 2012

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

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR A. Jayson Adair	Chief Executive Officer (Principal Executive Officer and Director)	October 1, 2012

/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	October 1, 2012

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chairman of the Board	October 1, 2012

/s/ JAMES E. MEEKS James E. Meeks	Director	October 1, 2012

/s/ STEVEN D. COHAN Steven D. Cohan	Director	October 1, 2012

/s/ DANIEL ENGLANDER Daniel Englander	Director	October 1, 2012

/s/ THOMAS N. TRYFOROS Thomas N. Tryforos	Director	October 1, 2012

/s/ MATT BLUNT Matt Blunt	Director	October 1, 2012

/s/ VINCENT W. MITZ Vincent W. Mitz	President and Director	October 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2010, the Company adopted on a prospective basis Auditing Standards Update 2009 -13, Revenue Arrangements with Multiple Deliverables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
October 1, 2012

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$140,112	$74,009
Accounts receivable, net	138,966	122,859
Vehicle pooling costs	15,728	17,026
Inventories	8,494	8,016
Income taxes receivable	2,312	5,145
Deferred income taxes	3,600	—
Prepaid expenses and other assets	9,155	14,813
Assets held for sale	3,926	—
Total current assets	322,293	241,868
Property and equipment, net	587,163	600,388
Intangibles, net	7,985	12,748
Goodwill	196,438	198,620
Deferred income taxes	22,280	9,425
Other assets	18,907	21,387
Total assets	$1,155,066	$1,084,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$102,958	$101,708
Deferred revenue	5,390	5,636
Income taxes payable	3,082	3,543
Deferred income taxes	—	440
Current portion of long-term debt and capital lease obligations	75,170	50,370
Other current liabilities	785	4,929
Total current liabilities	187,385	166,626
Deferred income taxes	7,186	10,057
Income taxes payable	22,531	24,773
Long-term debt and capital lease obligations	368,950	325,386
Other liabilities	7,897	2,422
Total liabilities	593,949	529,264

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	—	—
Common stock, $0.0001 par value — 180,000,000 shares authorized; 124,393,700 and 132,011,034 shares issued and outstanding at July 31, 2012 and 2011, respectively	12	13
Additional paid-in capital	326,187	313,927
Accumulated other comprehensive loss	(38,043)	(23,225)
Retained earnings	272,961	264,457
Total stockholders’ equity	561,117	555,172
Total liabilities and stockholders’ equity	$1,155,066	$1,084,436

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended July 31,
	2012	2011	2010
Service revenues and vehicle sales:
Service revenues	$757,272	$713,093	$634,606
Vehicle sales	166,919	159,153	138,273
Total service revenues and vehicle sales	924,191	872,246	772,879
Operating costs and expenses:
Yard operations	377,604	374,149	320,212
Cost of vehicle sales	136,971	125,202	104,673
General and administrative	114,492	107,605	108,924
Impairment of long-lived assets	8,771	—	—
Total operating costs and expenses	637,838	606,956	533,809
Operating income	286,353	265,290	239,070

Other (expense) income:
Interest expense	(11,341)	(4,078)	(216)
Interest income	357	493	205
Other income, net	2,687	2,172	436
Total other (expense) income	(8,297)	(1,413)	425
Income before income taxes	278,056	263,877	239,495
Income taxes	95,937	97,502	87,868
Net income	$182,119	$166,375	$151,627

Earnings per share — basic
Basic net income per share	$1.42	$1.10	$0.90
Weighted average common shares outstanding	128,120	151,298	168,330

Earnings per share — diluted
Diluted net income per share	$1.39	$1.08	$0.89
Diluted weighted average common shares outstanding	131,428	153,352	170,054

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended July 31,
	2012	2011	2010
Net income, as reported	$182,119	$166,375	$151,627
Other comprehensive income:
Interest rate swap, net of tax effects of $1,762, $0, and $0	(3,110)	—	—
Foreign currency translation adjustments	(11,708)	9,516	(5,659)
Total comprehensive income	$167,301	$175,891	$145,968

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balances at July 31, 2009	167,877,628	$17	$334,423	$(27,082)	$614,101	$921,459
Net income	—	—	—	—	151,627	151,627
Currency translation adjustment	—	—	—	(5,659)	—	(5,659)
Exercise of stock options, net of repurchased shares	954,930	—	5,351	—	(7,315)	(1,964)
Employee stock-based compensation and related tax benefit	—	—	24,184	—	—	24,184
Shares issued for Employee Stock Purchase Plan	136,070	—	2,044	—	—	2,044
Shares repurchased	(242,502)	—	(512)	—	(3,945)	(4,457)
Balances at July 31, 2010	168,726,126	17	365,490	(32,741)	754,468	1,087,234
Net income	—	—	—	—	166,375	166,375
Currency translation adjustment	—	—	—	9,516	—	9,516
Exercise of stock options, net of repurchased shares	866,526	—	6,486	—	(3,639)	2,847
Employee stock-based compensation and related tax benefit	—	—	22,645	—	—	22,645
Shares issued for Employee Stock Purchase Plan	127,192	—	1,957	—	—	1,957
Shares repurchased	(37,708,810)	(4)	(82,651)	—	(652,747)	(735,402)
Balances at July 31, 2011	132,011,034	13	313,927	(23,225)	264,457	555,172
Net income	—	—	—	—	182,119	182,119
Currency translation adjustment	—	—	—	(11,708)	—	(11,708)
Interest rate swap, net of tax effects	—	—	—	(3,110)	—	(3,110)
Exercise of stock options, net of repurchased shares	1,165,605	—	13,202	—	(2,777)	10,425
Employee stock-based compensation and related tax benefit	—	—	26,158	—	—	26,158
Shares issued for Employee Stock Purchase Plan	97,769	—	1,957	—	—	1,957
Shares repurchased	(8,880,708)	(1)	(29,057)	—	(170,838)	(199,897)
Balances at July 31, 2012	124,393,700	$12	$326,187	$(38,043)	$272,961	$561,117

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$182,119	$166,375	$151,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,167	45,694	43,242
Allowance for doubtful accounts	(192)	270	442
Impairment of long-lived assets	8,771	—	—
Stock-based compensation	21,791	19,007	17,955
Excess benefits from stock-based compensation	(4,367)	(3,547)	(5,643)
(Gain)/loss on sale of property and equipment	(143)	1,882	659
Deferred income taxes	(17,579)	(2,099)	(4,512)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,202)	(12,865)	2,436
Vehicle pooling costs	1,142	13,201	(1,210)
Inventories	(218)	(2,666)	(256)
Prepaid expenses and other current assets	6,026	4,785	(8,896)
Other assets	(1,951)	739	311
Accounts payable and accrued liabilities	(3,607)	5,614	8,098
Deferred revenue	(243)	(5,015)	(2,527)
Income taxes receivable	7,082	9,456	861
Income taxes payable	(2,545)	2,529	(2,740)
Other liabilities	1,622	(428)	(440)
Net cash provided by operating activities	229,673	242,932	199,407
Cash flows from investing activities:
Issuance of notes receivable	—	—	(1,300)
Purchases of property and equipment	(54,832)	(70,170)	(75,840)
Proceeds from sale of property and equipment	1,268	20,602	2,477
Proceeds from sale of assets held for sale	8,041	—	—
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(2,564)	(34,912)	(21,362)
Net cash used in investing activities	(48,087)	(84,480)	(96,025)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,651	7,082	6,285
Excess tax benefit from stock-based payment compensation	4,367	3,547	5,643
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,957	1,957	2,044
Repurchases of common stock	(203,285)	(739,638)	(12,706)
Proceeds from issuance of long-term debt	125,000	400,000	—
Debt offering costs	(313)	(2,023)	—
Principal payments on long-term debt	(56,250)	(25,000)	—
Net cash (used in) provided by financing activities	(114,873)	(354,075)	1,266
Effect of foreign currency translation	(610)	1,444	849
Net increase (decrease) in cash and cash equivalents	66,103	(194,179)	105,497
Cash and cash equivalents at beginning of period	74,009	268,188	162,691
Cash and cash equivalents at end of period	$140,112	$74,009	$268,188
Supplemental disclosure of cash flow information:
Interest paid	$11,333	$3,894	$216
Income taxes paid	$106,581	$85,145	$93,989

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012, 2011 AND 2010

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

Copart, Inc. was incorporated under the laws of the State of California in 1982. In January 2012, the Company changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. As a result of the Reincorporation, for the year ended July 31, 2012, the Company reclassified $12,000 to common stock, par value to reflect the change in par value from no par to $.0001 per share.

On March 8, 2012, the Company’s board of directors approved a two-for-one stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the closing of trading on March 28, 2012 to stockholders of record on March 23, 2012. The stock dividend increased the number of shares of common stock outstanding and all per share amounts have been adjusted for the stock dividend.

The consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (Copart Canada) and Copart Europe Limited (Copart Europe) which currently operates solely in the U.K. Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003 and Copart Europe was incorporated in June 2007.

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada, or North America, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom, or U.K., the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based compensation, purchase price allocations, long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from those estimates.

Revenue Recognition

The Company provides a portfolio of services to its sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use the Company’s Internet sales

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

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

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in the subsequent periods on an average cost basis.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. The Canadian dollar and the British pound are the functional currencies of the Company’s foreign subsidiaries, Copart Canada and Copart Europe,

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations are as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2010	$(32,741)
Gain on foreign currency translation	9,516
Cumulative loss on foreign currency translation as of July 31, 2011	$(23,225)
Loss on foreign currency translation	(11,708)
Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles. In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level I	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level II
Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.

Level III	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2012 and July 31, 2011, due to the short-term nature of those instruments, and are classified within level II of the fair value hierarchy. See Note 9. Long-Term Debt for fair value disclosures related to the Company’s long-term debt.

Derivatives and Hedging

The Company has entered into interest rate swaps to eliminate interest rate risk on the Company’s variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see Note 10. Derivatives and Hedging). Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

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

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $6.5 million, $8.8 million and $12.7 million in fiscal 2012, 2011 and 2010, respectively.

Other (Expense) Income

Other (expense) income consists primarily of interest expense, interest income, gains and losses from the disposal of fixed assets and rental income.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash and cash equivalents are placed with high credit quality financial institutions. The Company generally classifies its investment portfolio not otherwise qualifying as cash and cash equivalents as available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income. Cash and cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

Inventory

Inventories of purchased vehicles are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring ownership of the vehicle. The cost of vehicles sold is charged to cost of vehicle sales as sold on a specific identification basis.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

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

No single customer accounted for more than 10% of our revenues in fiscal 2012, 2011 and 2010. At July 31, 2012 and 2011 no single customer accounted for more than 10% of the Company’s accounts receivables.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between 5 and 10 years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of: 3 to 5 years for internally developed or purchased software; 3 to 7 years for transportation and other equipment; 3 to 10 years for office furniture and equipment; and 15 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

Long-Lived Asset Valuation

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

Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of its 2012 fiscal year utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which include its fleet of private jets and certain real estate, are reflected at their fair market value in the financial statements and are a level II fair value measurement based on sales transactions of similar assets. During the year ended July 31, 2012, the Company recorded an impairment of $8.8 million associated with the write down to fair market value of these assets held for sale.

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which is $225,000 per claim. In addition, each of the Company’s policies contains an aggregate stop loss which limits its ultimate exposure. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated results of operations, financial position or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2012 and 2011 the total amount reserved for related self-insured claims is $5.7 million and $5.5 million, respectively.

Stock-Based Compensation

The Company accounts for our stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors based on estimated fair value. The Company adopted ASC 718 using the modified-prospective transition method. Under this transition method, stock-based compensation cost

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

recognized in the fiscal years ended July 31, 2012, 2011 and 2010 includes stock-based compensation expense for all stock-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the measurement date (generally the grant date) fair value estimated in accordance with the original provisions of ASC 718, and stock-based compensation expense for all stock-based payment awards granted subsequent to August 1, 2005, based on the measurement date fair value estimated in accordance with the provisions of ASC 718. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31, 2012	July 31, 2011	July 31, 2010
Expected life (in years)	5.2 – 6.8	5.3 – 6.8	5.2 – 7.1
Risk-free interest rate	.68 – 1.7%	1.7 – 2.9%	2.1 – 3.3%
Estimated volatility	24 – 26%	26 – 31%	28 – 36%
Expected dividends	0%	0%	0%
Weighted-average fair value at measurement date	$6.01	$6.59	$6.60

Expected life—The Company’s expected life represents the period that the Company’s stock-based payment awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based payment awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based payment awards.

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

Risk-free interest rate—The Company bases the risk-free interest rate used in the BSM option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent expected life.

Estimated forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Net cash proceeds from the exercise of stock options were $13.7 million, $7.1 million and $6.3 million for the years ended July 31, 2012, 2011 and 2010 respectively. The Company realized an income tax benefit of $4.4 million, $3.5 million and $5.6 million from stock option exercises during the years ended July 31, 2012, 2011 and 2010 respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the year ended July 31, 2012 accumulated other comprehensive loss was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. For the years ended July 31, 2011 and 2010 the only item in accumulated other comprehensive loss was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Segment Reporting

The Company’s North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

As discussed above, in August 2010 the Company adopted ASU 2009-13, addresses the accounting for multiple-deliverable arrangements to enable accounting for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The Company prospectively adopted the standard and applied it to its revenue arrangements containing multiple deliverables. See “Revenue Recognition”, above.

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 was effective for fiscal years, and interim periods beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated results of operations and financial position.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. The Company’s adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated results of operations and financial position.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Under ASU 2011-04 the guidance amends certain accounting and disclosure requirements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that the respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated results of operations and financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead comprehensive income must be reported in either a single continuous statement

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public entities during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company’s adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated results of operations and financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company’s adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated results of operations and financial position.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning September 15, 2012 and earlier adoption is permitted. The Company’s adoption of ASU 2012-02 will not have a material impact on the Company’s consolidated results of operations and financial position.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the classifications used in fiscal 2012.

(2)	Acquisitions

Fiscal 2012 Transactions

The Company had no significant acquisitions during the year ended July 31, 2012. In August 2012, we acquired Ride Safely Middle East Auction, LLC located in Dubai, United Arab Emirates (UAE) for an immaterial amount.

Fiscal 2011 Transactions

In March 2011, the Company completed the cash acquisition of John Hewitt and Sons, Limited (Hewitt) in the United Kingdom through a stock purchase and the acquisition of Barodge Auto Pool (Barodge) in the U.S. through an asset purchase. The consideration paid for these acquisitions consisted of $34.9 million in cash, net of cash acquired. The acquired assets consisted principally of accounts receivables, inventories, property and equipment, goodwill, accounts payable, deferred tax liabilities, taxes payable and covenants not to compete. The acquisitions were accounted for using the purchase method of accounting, and the operating results subsequent to the acquisition dates are included in the Company’s consolidated statements of income. These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations (ASC 805), which has resulted in the recognition of $19.3 million of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for Hewitt and Barodge reflects a number of factors including:

•	its future earnings and cash flow potential;

•	the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers;

•	the competitive nature of the process by which the Company acquired the business; and

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

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

Fiscal 2010 Transactions

In January 2010, the Company completed the acquisition of D Hales Limited (D Hales) which operated five locations in the United Kingdom through a stock purchase. This acquisition was undertaken because of its strategic fit with the United Kingdom business and was accounted for using the purchase method, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price for D Hales reflects a number of factors including:

•	its future earnings and cash flow potential;

•	the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers;

•	the competitive nature of the process by which the Company acquired the business; and

•	because of the complementary strategic fit and resulting synergies it brings to existing operations.

In accordance with ASC 805, the D Hales assets acquired and liabilities assumed were recorded at their estimated fair values.

(3)	Cash, Cash Equivalents and Marketable Securities

As of July 31, 2012, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$96,779	$—	$—	$—	$96,779
Money market funds	43,333	—	—	—	43,333
Total	$140,112	$—	$—	$—	$140,112

As of July 31, 2011, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$42,664	$—	$—	$—	$42,664
Money market funds	31,345	—	—	—	31,345
Total	$74,009	$—	$—	$—	$74,009

The Company invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash and cash equivalents are placed with high credit quality financial institutions.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

(4)	Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	July 31,
	2012	2011
Advance charges receivable	$85,237	$71,961
Trade accounts receivable	54,229	53,569
Other receivables	2,420	451
	141,886	125,981
Less allowance for doubtful accounts	(2,920)	(3,122)
	$138,966	$122,859

Advance charges receivable represents unbilled amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts are as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions to Bad Debt	Balance at End of Year
July 31, 2012	$3,122	$1,626	$(1,828)	$2,920
July 31, 2011	2,841	478	(197)	3,122
July 31, 2010	2,405	1,591	(1,155)	2,841

(5)	Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	July 31,
	2012	2011
Transportation and other equipment	$52,066	$65,009
Office furniture and equipment	53,363	53,411
Software	54,399	46,761
Land	350,463	343,170
Buildings and leasehold improvements	400,302	384,366
	910,593	892,717
Less accumulated depreciation and amortization	(323,430)	(292,329)
	$587,163	$600,388

Depreciation expense on property and equipment was $34.8 million, $40.2 million and $39.0 million for the fiscal years ended July 31, 2012, 2011 and 2010 respectively. Amortization expense of software was $8.9 million, $0.8 million and $0.3 million for the fiscal years ended July 31, 2012, 2011 and 2010 respectively.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

(6)	Goodwill

The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2010	$175,870
Goodwill recorded during the period	19,309
Effect of foreign currency translation	3,441
Balance as of July 31, 2011	$198,620
Goodwill recorded during the period	1,420
Effect of foreign currency translation	(3,602)
Balance as of July 31, 2012	$196,438

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2012 and 2011 and goodwill was not impaired. As of July 31, 2012 and 2011, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

(7)	Intangibles, Net

Intangible assets consist of the following (in thousands, except remaining useful life):

	July 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$11,087	$(10,685)	$402	4
Supply contracts	26,041	(18,762)	7,279	6
Licenses and databases	1,316	(1,012)	304	1
	$38,444	$(30,459)	$7,985

	July 31 , 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$10,896	$(10,486)	$410	3
Supply contracts	27,238	(15,409)	11,829	3
Licenses and databases	1,337	(828)	509	3
	$39,471	$(26,723)	$12,748

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

Aggregate amortization expense on intangible assets was $4.5 million, $4.7 million and $3.9 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2012 intangible assets is expected to be as follows (in thousands):

2013	$3,499
2014	1,186
2015	765
2016	543
2017	317
Thereafter	1,675
$7,985

(8)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	July 31,
	2012	2011
Trade accounts payable	$16,353	$12,365
Accounts payable to sellers	36,153	42,190
Accrued insurance	5,686	5,494
Accrued compensation and benefits	16,791	15,605
Buyer deposits and prepayments	19,127	14,229
Other accrued liabilities	8,848	11,825
	$102,958	$101,708

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

(9)	Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes the Company’s previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the credit agreement increasing the amount of the term loan facility from $400.0 million to $500.0 million.

The Term Loan, which at July 31, 2012 had $443.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the twelve months ended July 31, 2012, the Company made principal repayments of $56.3 million. The Company has $1.6 million deferred financing costs in other assets as of July 31, 2012.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 10. Derivatives and Hedging) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

balance, which at July 31, 2012, totaled $443.8 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2012, the Company’s interest rate is the 0.25% Eurocurrency Rate plus the 1.50% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company’s consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which the interest accrued under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2012 and is classified within level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date, which is December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolving Credit at the end of the period.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of July 31, 2012.

The Company’s Term Loan requires quarterly payments of $18.8 million, and the Term Loan matures and all outstanding borrowings are due on December 14, 2015. At July 31, 2012, future annual payments are as follows (in thousands):

Years Ending July 31,	Term Loan
2013	$75,000
2014	75,000
2015	75,000
2016	218,750
$443,750

(10)	Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at July 31, 2012 totaled $443.8 million. The first swap fixed the Company’s interest rate at 85 basis points plus the one month LIBOR rate on the first $337.5 million of its term debt. The second swap fixed the Company’s interest rate at 69 basis points plus the one month LIBOR rate on the next $106.3 million of its term debt.

The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded in other liabilities at its fair value, which at July 31, 2012 is $4.9 million. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedge’s change in fair value recorded in other comprehensive income or loss.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 9. Long-Term Debt). At July 31, 2012, the notional amount of the interest rate

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

swaps was equal to the Term Loan balance, $443.8 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

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

The fair value of the interest rate swaps, a level II financial instrument, are (in thousands):

As of	Asset or (Liability)	Gain or (loss) in Comprehensive Income	Amount Reclassified into Earnings
July 31, 2012	$(4,872)	$(3,110)	$—
July 31, 2011	$—	$—	$—

(11)	Stockholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, with a par value of $0.0001, of which 124,393,700 shares were issued and outstanding at July 31, 2012. As of July 31, 2012 and 2011, the Company has reserved 18,170,575 and 19,651,848 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,325,651 and 1,423,420 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of 5 million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2012 or 2011, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

On March 8, 2012, the Company’s board of directors approved a two-for-one stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the closing of trading on March 28, 2012 to stockholders of record on March 23, 2012.

Stock Repurchase

On September 22, 2011, the Company’s board of directors approved a 40 million share increase in the Company’s stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2012, the Company repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. For the year ended July 31, 2011, the Company repurchased 13,364,634 shares of our common stock at a weighted average price of $20.42. For the year ended July 31, 2010, the Company repurchased 242,502 shares of our common stock at a weighted average price of $18.38. As of July 31, 2012, the total number of shares repurchased under the program was 49,786,782 and 48,213,218 shares were available for repurchase under the program. See Note 17. Related Party Transactions, for discussion of related party stock repurchases.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of its common stock at a price of $19.00 per share. Directors and executive officers of Copart were expressly prohibited from participating in the tender offer by our board of directors under the Company’s Securities Trading Policy. In connection with the tender offer, the Company accepted for purchase 24,344,176 shares of its common stock. The shares accepted for purchase are comprised of the 21,052,630 shares the Company offered to purchase and an additional 3,291,546 shares purchased pursuant to the Company’s right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company’s repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The impact dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2012 is $0.04.

In the first and fourth quarters of fiscal year 2010, certain executive officers exercised stock options through cashless exercises. In the second, third and fourth quarters of fiscal year 2011, certain executive officers exercised stock options through cashless exercises. In the first, second and third quarters of fiscal year 2012, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $2.6 million, $4.2 million and $7.4 million, in fiscal 2012, 2011 and 2010, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2010—Q1	647,262	$6.52	228,708	191,492	227,062	$18.45	$3,533
FY 2010—Q4	700,000	$6.46	245,844	211,654	242,502	$18.38	$3,890
FY 2011—Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011—Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011—Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012—Q3	322,520	$10.74	131,298	85,684	105,538	$26.38	$2,260

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2012, 2011 and 2010 was 97,769, 127,192 and 136,070, respectively. As of July 31, 2012, 3,674,349 shares of common stock have been issued pursuant to the ESPP and 1,325,651 shares remain available for purchase under the ESPP.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 8.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. At July 31, 2012, 1,991,539 shares were available for future grant under the Plan.

In April 2009, the Compensation Committee of the Company’s Board of Directors, following stockholder approval of proposed grants at a special meeting of stockholders, approved the grant to each Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Office (and then President), of nonqualified stock options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $15.11 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason, then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The total compensation expense to be recognized by the Company over the five year service period is $26.1 million dollars per grant. The Company recognized $10.2 million, $10.2 million, and $10.1 million in compensation expense in fiscal 2012, 2011 and 2010, respectively relating to these grants.

The following table sets forth stock-based compensation expense included in the company’s consolidated statements of income (in thousands):

	Years Ended July 31,
	2012	2011	2010
General and administrative	$18,802	$17,976	$16,846
Yard operations	2,989	1,031	1,109
Total	$21,791	$19,007	$17,955

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2012 and 2011.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

A summary of the status of the Company’s non-vested shares as of July 31, 2012 and changes during fiscal 2012 is as follows:

	Number of Shares (in 000’s)	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2011	8,328	$6.66
Grants of options	880	6.01
Vested	(3,156)	6.63
Forfeitures or expirations	(39)	5.33
Non-vested shares at July 31, 2012	6,013	$6.59

Option activity for the year ended July 31, 2012 is summarized as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at July 31, 2011	16,705	$15.50	7.18	$103,979
Grants of options	880	22.54	—	—
Exercises	(1,367)	11.58	—	—
Forfeitures or expirations	(39)	16.43	—	—
Outstanding at July 31, 2012	16,179	$16.24	6.60	$121,977
Exercisable at July 31, 2012	10,166	$15.38	6.02	$85,146
Vested and expected to vest at July 31, 2012	15,533	$16.21	6.61	$117,326

As required by ASC 718, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2012 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2012. The aggregate intrinsic value of options exercised was $16.6 million, $16.2 million and $19.0 million in the fiscal years ended July 31, 2012, 2011 and 2010, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2012, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $35.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.44 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2012, 2011 and 2010 is $20.9 million, $19.6 million and $19.6 million, respectively.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

A summary of stock options outstanding and exercisable at July 31, 2012 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2012 (in 000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2012 (in 000’s)	Weighted- Average Exercise Price
$3.87–$11.87	479	1.25	$7.49	479	$7.49
$12.01–$14.95	1,090	3.90	$12.72	1,089	$12.72
$15.11–$15.11	8,000	6.71	$15.11	5,200	$15.11
$16.38–$26.08	6,610	7.30	$18.82	3,398	$17.78
	16,179	6.60	$16.24	10,166	$15.38

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

On January 10, 2012, the Company entered into an amendment to the Preferred Stock Rights Agreement, dated as of March 6, 2003, as amended on March 15, 2006, between the Company and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.), as Rights Agent (collectively the “Rights Agreement”). The Amendment accelerated the Final Expiration Date of the Company’s Series A Participating Preferred Stock purchase rights (the “Rights”) from March 21, 2013 to January 10, 2012, and resulted in a termination of the Rights Agreement and the expiration of all outstanding Rights effective as of January 10, 2012.

(12)	Income Taxes

Income before taxes consists of the following (in thousands):

	Years Ended July 31,
	2012	2011	2010
U.S.	$237,596	$234,035	$217,947
Non-U.S.	40,460	29,842	21,548
Total income before taxes	$278,056	$263,877	$239,495

The Company’s income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2012	2011	2010
Federal:
Current	$102,152	$84,119	$83,791
Deferred	(14,557)	278	(3,714)
	87,595	84,397	80,077
State:
Current	3,332	7,186	6,664
Deferred	(461)	(128)	473
	2,871	7,058	7,137
Foreign:
Current	8,460	5,818	1,916
Deferred	(2,989)	229	(1,262)
	5,471	6,047	654
	$95,937	$97,502	$87,868

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

A reconciliation by year of the expected U.S. statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	1.7	2.0
Foreign	(1.9)	(0.4)	(1.7)
Compensation and fringe benefits	—	0.2	0.2
Other differences	0.2	0.4	1.2
Effective tax rate	34.5%	36.9%	36.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	July 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$1,013	$1,063
Accrued compensation and benefits	23,902	18,249
State taxes	625	1,488
Accrued other	2,634	3,006
Deferred revenue	2,056	—
Property and equipment	10,969	3,378
Losses carried forward	1,028	398
Federal tax benefit	7,989	5,758
Total gross deferred tax assets	50,216	33,340
Less valuation allowance	(1,211)	(948)
Net deferred tax assets	49,005	32,392
Deferred tax liabilities:
Vehicle pooling costs	(4,537)	(4,956)
Prepaid insurance	(792)	(1,397)
Deferred revenue	—	(1,721)
Intangibles and goodwill	(24,758)	(25,031)
Workers compensation	(224)	(359)
Total gross deferred tax liabilities	(30,311)	(33,464)
Net deferred tax asset (liability)	$18,694	$(1,072)

The above net deferred tax asset and liability has been reflected in the accompanying consolidated balance sheets as follows (in thousands):

	July 31,
	2012	2011
North America current liabilities	$3,601	$(440)
North America non-current assets	22,279	9,425
U.K. non-current liabilities	(7,186)	(10,057)
Net deferred tax asset (liability)	$18,694	$(1,072)

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2012 and 2011 was $1.2 million and $0.9 million, respectively.

At July 31, 2012 and 2011, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate is $14.1 million and $13.2 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits (in thousands):

	Years Ended July 31,
	2012	2011	2010
Balance as of August 1	$18,794	$18,144	$15,965
Increases related to current year tax positions	2,036	1,592	4,514
Prior year tax positions:
Prior year increase	618	519	74
Prior year decrease	(952)	(531)	(532)
Cash settlement	(452)	—	(302)
Lapse of statute of limitations	(3,098)	(930)	(1,575)
Balance at July 31	$16,946	$18,794	$18,144

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2012, 2011 and 2010, the Company had accrued interest and penalties related to the unrecognized tax benefits of $5.6 million, $6.0 million and $5.2 million, respectively.

The Company is currently under audit by the state of New York for fiscal years 2008, 2009 and 2010. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2009, with the exception of New York.

In fiscal years 2012, 2011 and 2010, the Company recognized a tax benefit of $4.3 million, $3.6 million and $6.2 million, respectively, upon the exercise of certain stock options which is reflected in stockholders’ equity.

The Company has not provided for U.S. federal income and foreign withholding taxes on its $58.8 million foreign subsidiaries’ undistributed earnings as of July 31, 2012, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

(13)	Net Income Per Share

The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2012	2011	2010
Weighted average common shares outstanding	128,120	151,298	168,330
Effect of dilutive securities-stock options	3,308	2,054	1,724
Diluted weighted average common shares outstanding	131,428	153,352	170,054

There were no adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 2,208,047, 5,107,978 and 11,785,282 options to purchase the Company’s common stock that were outstanding at July 31, 2012, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

(14)	Segments and Other Geographic Information

The Company’s North American region and its U.K. region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

The following geographic data is provided in accordance with ASC 280, Segment Reporting. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2012	2011	2010
United States	$724,869	$674,742	$602,794
Canada	6,626	6,532	5,635
North America	731,495	681,274	608,429
United Kingdom	192,696	190,972	164,450
	$924,191	$872,246	$772,879

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	July 31,
	2012	2011
United States	$510,366	$521,558
Canada	4,161	4,579
North America	514,527	526,137
United Kingdom	91,543	95,638
	$606,070	$621,775

(15)	Commitments and Contingencies

Leases

The Company leases certain facilities and certain equipment under non-cancelable capital and operating leases. In addition to the minimum future lease commitments presented below, the leases generally require the Company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because the Company has determined these items are not material. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday or tenant improvement allowance, rent expense is recognized on a straight-line basis over the lease term in accordance with ASC 840, Operating Leases.

At July 31, 2012, future minimum lease commitments under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Capital Leases	Operating Leases
2013	$198	$17,208
2014	126	13,684
2015	—	11,156
2016	—	9,184
2017	—	7,655
Thereafter	—	46,396
	324	$105,283
Less amount representing interest	(17)
	$307

Facilities rental expense for the fiscal years ended July 31, 2012, 2011 and 2010 aggregated $16.2 million, $17.4 million and $16.8 million, respectively. Yard operations equipment rental expense for the fiscal years ended July 31, 2012, 2011 and 2010 aggregated $2.7 million, $3.3 million and $4.1 million, respectively.

Commitments

Letters of Credit

The Company had outstanding letters of credit of $6.7 million at July 31, 2012 which are primarily used to secure certain insurance obligations.

Contingencies

Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which the Company is a party to, or of which any of the Company’s property is subject to, include the following matters:

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. The Company responded to the Charge of Discrimination explaining that it has a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by the Company. The Charge of Discrimination lay dormant at the EEOC for over two years. In January, 2011, however, the EEOC began actively investigating the allegations and challenging the Company’s policy of conducting criminal background checks and denying employment based on certain criminal convictions. It is the EEOC’s position that such a practice is unlawful because it has a disparate impact on minorities. It is the Company’s position that its policy is required by one of its largest auto insurance company customers. Because the Company’s customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as the Company’s customer, from employing “any person who has

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense.” In turn, it is the Company’s understanding that its customer is obligated to make sure its vendors, such as the Company, comply with similar hiring restrictions. By letter dated March 16, 2012, the EEOC notified the Company that it had concluded its investigation and was closing its file on this matter. Moreover, the EEOC made a determination of no reasonable cause, meaning that the EEOC had no reasonable cause to believe that discrimination occurred based upon evidence obtained in the investigation, but that the charging party may exercise the right to bring private court action.

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

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future consolidated results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

Governmental Proceedings

The Georgia Department of Revenue, or DOR, conducted a sales and use tax audit of the Company’s operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

proposed assessment, the DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

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

Based on the opinion from the Company’s outside law firm and advice from outside tax advisors, the Company has not provided for the payment of this assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations and financial position.

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

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

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

The Company does not believe that the above environmental matter will, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

(16)	Guarantees—Indemnifications to Officers and Directors

The Company has entered into an updated form of indemnification agreement, which was approved in January 2012. The indemnification agreement to our directors and certain of our officers is to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of its Board of Directors. The form was intended to update the current form for our reincorporation into Delaware and general developments in corporate law since the adoption of our original form of indemnification agreement and was done as part of our ordinary course of corporate governance matters.

(17)	Related Party Transactions

The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases aggregated $0.0 million, $0.05 million, and $0.2 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

On November 11, 2010, the Company exercised its option to purchase land that had been leased from Willis J. Johnson, the Company’s Chairman of the Board and a member of the Board of Directors. The purchase price was established through an independent appraisal and the transaction was approved by the Audit Committee of the Company’s Board of Directors.

On June 10, 2010, the Company entered into an agreement with Willis J. Johnson, the Company’s Chairman of the Board and a member of the Board of Directors, pursuant to which the Company acquired 242,502 shares of its common stock at a price of $18.38 per share, or an aggregate purchase price of $4.5 million. The settlement date for the acquisition of the common stock was on or about June 10, 2010, and the purchase was made pursuant to the Company’s existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company’s common stock on June 10, 2010 (as reported by The NASDAQ Stock Market). The repurchase was approved by the independent members of the Board of Directors and the Audit Committee of the Board of Directors.

During the year ended July 31, 2011, the Company purchased three houses from executives who relocated to the corporate headquarters in Dallas (see Note 19. Restructuring). During the year ended July 31,

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

2012, the Company purchased three houses from executives who relocated to the corporate headquarters in Dallas. As of July 31, 2012, one home remains unsold and is reported in assets held for sale.

During the year ended July 31, 2011, the Company purchased 10,620 shares of stock from the Willis Johnson Foundation for $0.5 million. In addition, the Company loaned $0.2 million to the Copart Private Foundation.

On June 28, 2012, the Company entered into an agreement with Willis J. Johnson, the Company’s Chairman of the Board and a member of the Board of Directors, pursuant to which the Company acquired 2.8 million shares of its common stock at a price of $23.22 per share, or an aggregate purchase price of $65.0 million. The settlement date for the acquisition of the common stock was on or about June 28, 2012, and the purchase was made pursuant to the Company’s existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company’s common stock on June 28, 2012 (as reported by The NASDAQ Stock Market). The repurchase was approved by the independent members of the Board of Directors and the Audit Committee of the Board of Directors.

On September 27, 2012, the Company entered into an agreement with Thomas W. Smith, the Company’s former member of the Board of Directors, pursuant to which the Company acquired 0.5 million shares of its common stock at a price of $27.77 per share, or an aggregate purchase price of $13.9 million. The settlement date for the acquisition of the common stock was on or about September 27, 2012, and the purchase was made pursuant to the Company’s existing stock repurchase program. The per share purchase price for the common stock to be acquired was based on the closing price of the Company’s common stock on September 27, 2012 (as reported by The NASDAQ Stock Market). The repurchase was approved by the independent members of the Board of Directors and the Audit Committee of the Board of Directors.

There were no amounts due to related parties at July 31, 2012 and 2011.

(18)	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of $0.5 million, $0.4 million and $0.5 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for most of its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized an expense of $0.2 million, $0.2 million, and $0.3 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively, related to this plan.

(19)	Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. The Company recognized $2.2 million and $1.4 million for the year ended July 31, 2012 and 2011, respectively, in general and administrative expense. The Company also recognized restructuring-related costs of $1.1 million in impairment of long-lived assets and $0.8 million in yard operations expense for the year ended July 31, 2012. Restructuring-related costs for the year ended July 31, 2012 are $1.7 million for severance and $2.4 million for the costs of relocating employees to Texas. Restructuring-related costs for the year ended July 31, 2011 are $1.2 million for severance and $0.2 million for the costs of relocating employees to Texas.

	Balance at July 31, 2011 (in 000’s)	Expense (in 000’s)	Payments (in 000’s)	Balance at July 31, 2012 (in 000’s)
Severance	$1,051	1,675	926	$1,800

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2012, 2011 AND 2010

(20)	Quarterly Information (in thousands, except per share data) (Unaudited)(1)(3)

	Fiscal Quarter
Fiscal Year 2012	First	Second	Third	Fourth
Revenues	$225,626	$227,904	$244,105	$226,556
Operating income	$65,376	$63,539	$87,944	$69,494
Income before income taxes	$63,815	$62,216	$84,547	$67,478
Net income	$41,149	$40,603	$55,471	$44,896
Basic net income per share	$0.32	$0.32	$0.44	$0.36
Diluted net income per share	$0.31	$0.31	$0.43	$0.35

	Fiscal Quarter
Fiscal Year 2011(2)	First	Second	Third	Fourth
Revenues	$212,667	$207,380	$236,755	$215,443
Operating income	$59,594	$60,195	$82,044	$63,456
Income before income taxes	$60,163	$60,717	$80,350	$62,645
Net income	$37,823	$37,893	$50,136	$40,521
Basic net income per share	$0.23	$0.24	$0.36	$0.30
Diluted net income per share	$0.23	$0.23	$0.35	$0.29

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)	Fiscal 2011 results are impacted from the adoption of ASU 2009-13.

(3)	All per share amounts have been revised to reflect the impact of the two-for-one stock split effected in the form of a stock dividend, which issued one additional share of common stock to each share of common stock outstanding on March 23, 2012.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.17 *	Form of Indemnification Agreement signed by executive officers and directors	—	Filed herewith
10.18	Standard Industrial/Commercial single tenant lease-net dated February 3, 2012 between Garden Centura, L.P. and the Registrant	—	Filed herewith
21.1	List of subsidiaries of Registrant	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document
(1)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Management contract, plan or arrangement