Form 10-Q
period 2012-10-31
COPART INC
filed 2012-12-07
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2012

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

14185 Dallas Parkway, Dallas, Texas 75254
(Address of principal executive offices) (Zip Code)

(972) 391-5000

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

Number of shares of Common Stock outstanding as of December 7, 2012: 124,773,158

Copart, Inc.

Index to the Quarterly Report

October 31, 2012

Description
PART I — Financial Information	3
Item 1 — Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Overview	15
Acquisitions and New Operations	16
Critical Accounting Policies and Estimates	17
Results of Operations	20
Liquidity and Capital Resources	21

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 — Controls and Procedures	24
Evaluation of Disclosure Controls and Procedures	24
Changes in Internal Controls	25

PART II — Other Information	25
Item 1 — Legal Proceedings	25
Item 1A — Risk Factors	25
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6 — Exhibits	33
Signatures	34

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	October 31, 2012	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$131,430	$140,112
Accounts receivable, net	149,554	138,966
Vehicle pooling costs	15,827	15,728
Inventories	7,587	8,494
Income taxes receivable	1,220	2,312
Deferred income taxes	3,770	3,600
Prepaid expenses and other assets	14,655	9,155
Assets held for sale	3,026	3,926
Total current assets	327,069	322,293
Property and equipment, net	625,043	587,163
Intangibles, net	7,041	7,985
Goodwill	198,558	196,438
Deferred income taxes	25,490	22,280
Other assets	31,325	18,907
Total assets	$1,214,526	$1,155,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$112,347	$102,958
Deferred revenue	5,218	5,390
Income taxes payable	23,671	3,082
Current portion of long-term debt and capital lease obligations	75,177	75,170
Other current liabilities	802	785
Total current liabilities	217,215	187,385
Deferred income taxes	7,098	7,186
Income taxes payable	23,525	22,531
Long-term debt and capital lease obligations	350,159	368,950
Other liabilities	7,658	7,897
Total liabilities	605,655	593,949
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	-	-
Common stock, $0.0001 par value - 180,000,000 shares authorized; 124,297,683 and 124,393,700 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	12	12
Additional paid-in capital	332,021	326,187
Accumulated other comprehensive loss	(30,705)	(38,043)
Retained earnings	307,543	272,961
Total stockholders' equity	608,871	561,117
Total liabilities and stockholders' equity	$1,214,526	$1,155,066

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2012	2011
Service revenues and vehicle sales:
Service revenues	$195,179	$182,816
Vehicle sales	43,687	42,810
Total service revenues and vehicle sales	238,866	225,626

Operating costs and expenses:
Yard operations	97,119	96,207
Cost of vehicle sales	36,311	34,194
General and administrative	31,079	29,849
Total operating costs and expenses	164,509	160,250
Operating income	74,357	65,376
Other (expense) income:
Interest expense	(2,632)	(2,187)
Interest income	156	62
Other (expense) income, net	(293)	564
Total other expense	(2,769)	(1,561)
Income before income taxes	71,588	63,815
Income taxes	25,743	22,666
Net Income	$45,845	$41,149

Earnings per share-basic
Basic net income per share	$0.37	$0.31
Weighted average common shares outstanding	124,302	131,432

Earnings per share-diluted
Diluted net income per share	$0.36	$0.31
Diluted weighted average common shares outstanding	128,473	133,802

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three months ended October 31,
	2012	2011
Net income, as reported	$45,845	$41,149
Other comprehensive income:
Interest rate swaps, net of tax effects of $156 and $0	276	(614)
Foreign currency translation adjustments	7,062	(3,500)
Total comprehensive income	$53,183	$37,035

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$45,845	$41,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,839	12,027
Allowance for doubtful accounts	-	(557)
Stock-based compensation	5,174	5,045
Excess benefits from stock-based compensation	(1,922)	(202)
Gain on sale of property and equipment	(204)	(288)
Deferred incomes taxes	(3,778)	(3,572)
Changes in operating assets and liabilities:
Accounts receivable	(10,321)	(13,144)
Vehicle pooling costs	(29)	76
Inventories	1,011	1,447
Prepaid expenses and other current assets	(635)	3,499
Other assets	(6,039)	(4,165)
Accounts payable and accrued liabilities	8,833	207
Deferred revenue	(174)	(1,108)
Income taxes receivable	3,067	4,572
Income taxes payable	21,517	18,727
Other liabilities	131	474
Net cash provided by operating activities	75,315	64,187
Cash flows from investing activities:
Purchases of property and equipment	(47,620)	(7,274)
Proceeds from sale of property and equipment	33	182
Proceeds from sale of assets held for sale	861	-
Investment in escrow	(11,167)	-
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(449)	-
Net cash used in investing activities	(58,342)	(7,092)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,148	1,359
Excess tax benefit from stock-based payment compensation	1,922	202
Repurchases of common stock	(13,885)	(43,983)
Proceeds from the issuance of long-term debt	-	125,000
Debt offering costs	-	(313)
Principal payments on long-term debt	(18,755)	-
Net cash (used in) provided by financing activities	(26,570)	82,265

Effect of foreign currency translation	915	(692)
Net (decrease) increase in cash and cash equivalents	(8,682)	138,668
Cash and cash equivalents at beginning of period	140,112	74,009
Cash and cash equivalents at end of period	$131,430	$212,677
Supplemental disclosure of cash flow information:
Interest paid	$2,584	$2,011
Income taxes paid	$4,949	$2,998

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2012
(Unaudited)

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), and the United Arab Emirates, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. Subsequent to October 31, 2012, the Company acquired operations in Brazil and Germany.

In January 2012, the Company changed the state in which it is incorporated (the Reincorporation), and is now incorporated under the laws of the State of Delaware. All references to "we," "us," "our," or "the Company" herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. As a result of the Reincorporation, for the three months ended October 31, 2012, the Company reclassified $12,000 to common stock, par value to reflect the change in par value from no par to $.0001 per share.

On March 8, 2012, the Company's board of directors approved a two-for-one stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the closing of trading on March 28, 2012 to stockholders of record on March 23, 2012. The stock dividend increased the number of shares of common stock outstanding and all per share amounts have been adjusted for the stock dividend. Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries Copart Canada, Inc. (Copart Canada), Copart Europe Limited (Copart Europe) and Copart GCC GmbH (Copart GCC). Significant intercompany transactions and balances have been eliminated in consolidation. Copart Canada was incorporated in January 2003, Copart Europe was incorporated in June 2007, and Copart GCC was incorporated in November 2011.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2012 and July 31, 2012, its consolidated statement of income for the three months ended October 31, 2012 and 2011, its consolidated statement of comprehensive income for the three months ended October 31, 2012 and 2011, and consolidated statement of cash flows for the three months ended October 31, 2012 and 2011. Interim results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2013. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of the Company's current North American contracts, collecting the proceeds from the member. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement services meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The estimated selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

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

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis.

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, the British pound and the U.A.E. dirham are the functional currencies of the Company's foreign subsidiaries, Copart Canada, Copart Europe and Copart GCC respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary's operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations are as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2011	$(23,225)
Loss on foreign currency translation	(11,708)
Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Gain on foreign currency translation	7,062
Cumulative loss on foreign currency translation as of October 31, 2012	$(27,871)

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

In accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), a two-step approach is applied to the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes on its condensed consolidated statements of income.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of October 31, 2012 and July 31, 2012, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. See Note 3. Long-Term Debt for fair value disclosures related to the Company's long-term debt.

Derivatives and Hedging

The Company has entered into interest rate swaps to eliminate interest rate risk on the Company's variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see Note 4. Derivatives and Hedging). Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which include certain real estate, are reflected at their fair market value in the financial statements and are a Level II fair value measurement based on sales transactions of similar assets.

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

NOTE 3 - Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes the Company's previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the credit agreement increasing the amount of the Term Loan facility from $400.0 million to $500.0 million.

The Term Loan, which at October 31, 2012 had $425.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at October 31, 2012, totaled $425.0 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company's interest rate at October 31, 2012 is the 0.21% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2012 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of October 31, 2012.

NOTE 4 - Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at October 31, 2012 totaled $425.0 million. The first swap fixed the Company's interest rate at 85 basis points plus the one month LIBOR rate on the first $325.0 million of our term debt. The second swap fixed the Company's interest rate at 69 basis points plus the one month LIBOR rate on the next $100.0 million of our term debt.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and are recorded in other liabilities at its fair value, which at October 31, 2012 is $4.4 million. Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 3. Long-Term Debt). At October 31, 2012, the notional amount of the interest rate swaps was equal to the Term loan balance, $425.0 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

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

The fair value of the interest rate swaps, a Level II financial instrument, is (in thousands):

As of	Asset or (Liability)	Gain or (loss) in Comprehensive Income	Amount Reclassified into Earnings
October 31, 2012	$(4,439)	$(2,834)	$—
July 31, 2012	$(4,872)	$(3,110)	$—

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2012	July 31, 2012
Amortized intangibles:
Covenants not to compete	$11,112	$11,087
Supply contracts	26,615	26,041
Licenses and databases	1,323	1,316
Accumulated amortization	(32,009)	(30,459)
Net intangibles	$7,041	$7,985

Aggregate amortization expense on amortizable intangible assets was $1.1 million for the three months ended October 31, 2012 and 2011, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2012	$196,438
Goodwill recorded during the period	391
Effect of foreign currency exchange rates	1,729
Balance as of October 31, 2012	$198,558

NOTE 6 - Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2012	2011
Basic weighted average shares outstanding	124,302	131,432
Effect of dilutive securities - stock options	4,171	2,370
Diluted weighted average shares outstanding	128,473	133,802

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 468,510 and 2,222,858 stock options for the three months ended October 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

NOTE 7 - Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the three months ended October 31, 2012:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2012	16,179	$16.24
Grants of options	86	$27.35
Exercises	(404)	$10.27
Forfeitures or expirations	(8)	$26.08

Outstanding at October 31, 2012	15,853	$16.45	6.47	$195,688

Exercisable at October 31, 2012	10,628	$15.72	5.99	$138,914

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 15,974,295 options that were in-the-money at October 31, 2012.

The table below sets forth the stock-based compensation recognized by the Company:

		Three Months Ended October 31,
	2012	2011
General and administrative	$4,570	$4,850
Yard operations	604	195
	$5,174	$5,045

NOTE 8 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 500,000 shares of its common stock during the three months ended October 31, 2012, at a weighted average price of $27.77 per share totaling $13.9 million. The Company repurchased 2,139,796 shares of its common stock during the three months ended October 31, 2011 at a weighted average price of $20.37 per share totaling $43.6 million. The total number of shares repurchased under the program as of October 31, 2012 was 50,286,782 and 47,713,218 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of its common stock at a price of $19.00 per share. Directors and executive officers of the Company were expressly prohibited from participating in the tender offer by our board of directors under the Company's Securities Trading Policy. In connection with the tender offer, the Company accepted for purchase 24,344,176 shares of its common stock. The shares accepted for purchase are comprised of the 21,052,630 shares the Company offered to purchase and an additional 3,291,546 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long-term debt. The impact dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the three months ended October 31, 2012 is less than $0.01.

In the first, second and third quarters of fiscal 2012, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $2.6 million in fiscal year 2012 and $0.0 million in fiscal year 2013 to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2012-Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012-Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012-Q3	322,520	$10.74	131,299	85,683	105,538	$26.38	$2,260

(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company's stock repurchase program.

NOTE 9 - Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of October 31, 2012, the total gross unrecognized tax benefit was $23.5 million, including interest and penalty.

As of October 31, 2012, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable, in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the three months ended October 31, 2012 was $0.6 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, Canada and the U.K. The Company is currently under audit by the state of New York for fiscal years 2008, 2009 and 2010. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2009, with the exception of New York. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

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

NOTE 10 - Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning September 15, 2012 and earlier adoption is permitted. The Company's adoption of ASU 2012-02 did not have a material impact on the Company's condensed consolidated results of operations and financial position.

NOTE 11 - Legal Proceedings

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

On August 21, 2008, a former employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission, or EEOC, claiming, in part, that he was denied employment based on his race and subjected to unlawful retaliation. The Company responded to the Charge of Discrimination explaining that it has a policy prohibiting the employment of individuals with certain criminal offenses and that the former employee was terminated after it was belatedly discovered that he had been convicted of a felony and other crimes prior to being hired by the Company. The Charge of Discrimination lay dormant at the EEOC for over two years. In January, 2011, however, the EEOC began actively investigating the allegations and challenging the Company's policy of conducting criminal background checks and denying employment based on certain criminal convictions. It was the EEOC's position that such a practice was unlawful because the policy allegedly had a disparate impact on minorities. It is the Company's position that its policy is required by one of its largest auto insurance company customers. Because the Company's customer is in the insurance and financial services industry, its operations are heavily regulated. The Federal Deposit Insurance Act (12 U.S.C. §1829) prohibits savings and loan holding companies, such as the Company's customer, from employing "any person who has been convicted of any criminal offense involving dishonesty or a breach of trust or money laundering, or has agreed to enter into a pretrial diversion or similar program in connection with a prosecution for such offense." In turn, it is the Company's understanding that its customer is obligated to make sure its vendors, such as the Company, comply with similar hiring restrictions. By letter dated March 16, 2012, the EEOC notified the Company that it had concluded its investigation and was closing its file on this matter. Moreover, the EEOC made a determination of no reasonable cause, meaning that the EEOC had no reasonable cause to believe that discrimination occurred based upon evidence obtained in the investigation, but that the charging party may exercise the right to bring private court action.

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at its facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law.

The Company believes the claim is without merit and intends to continue to vigorously defend the lawsuit. On November 28, 2012, the Court orally granted the Company's motion for summary judgment, finding that the Company did not owe any duty to Ms. Hill to preserve her car as evidence; a written order is expected to follow shortly. The summary judgment resolves Ms. Hill's claim against the Company in its entirety in favor of the Company. The Company expects final judgment to be entered for it following the entry of the anticipated written order. Ms. Hill's attorneys indicated before the hearing that, if the Company's motion for summary judgment were to be granted, they would appeal it, but if Ms. Hill decides to file such an appeal, she cannot do so until after the final judgment is entered for the Company.

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

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

Governmental Proceedings

The Georgia Department of Revenue, or DOR, conducted a sales and use tax audit of the Company's operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of the audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to remit sales taxes totaling $73.8 million, including penalties and interest. In issuing the notice of proposed assessment, the DOR stated its policy position that sales for resale to non-U.S. registered resellers are subject to Georgia sales and use tax.

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

Based on the opinion from the Company's outside law firm and advice from outside tax advisors, the Company has not provided for the payment of this assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR's notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the Company's favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

NOTE 12 - Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. The Company recognized $0.3 million and $0.8 million for three months ended October 31, 2012 and 2011, respectively, in general and administrative expense. The Company also recognized restructuring-related costs of $0.7 million in yard operations expense for the three months ended October 31, 2011. Restructuring-related costs for the three months ended October 31, 2012 are $0.3 million for severance. Restructuring-related costs for the three months ended October 31, 2011 are $0.8 million for severance and $0.7 million for the costs of relocating employees to Texas.

	Balance at July 31, 2012 (in 000's)	Expense (in 000's)	Payments (in 000's)	Balance at October 31, 2012 (in 000's)
Severance	$1,800	$286	$333	$1,753

The Company decided to transition to a third party managed data center to during the three months ended October 31, 2012. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. This change in estimate is accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. This change will result in $6.6 million and $2.7 million in additional depreciation expense to be recorded in fiscal 2013 and fiscal 2014, respectively, of which $0.7 million was recognized in the current quarter.

NOTE 13 - Subsequent Events

On November 1, 2012, the Company through its subsidiary Copart Brasil Participações Ltda., acquired 100% of the outstanding shares of Central de Leilões Ltda. ("Central"), a salvage vehicle auction company located in Sao Paulo, Brazil.

On November 2, 2012, the Company through its subsidiary Copart Europe, acquired 100% of the outstanding shares of WOM Wreck Online Marketing Aktiengesellschaft ("WOM") from SoftProject Holding GmbH. WOM is an European salvage vehicle auction platform in Germany. WOM will become part of Copart's European operations headquartered in the United Kingdom.

On November 16, 2012, the Company through its subsidiary Copart Brasil Participações Ltda., acquired four parcels of land from Bianca Participações e Comércio Ltda. and AM Ministra - Administração de Bens Próprios. The four parcels acquired are located in Estrada Muranaka, a municipality of Itaquaquecetuba, São Paulo State, Brazil.

The aggregate purchase price for these acquisitions, which closed subsequent to the quarter, was approximately $46.0 million.  The Company has also agreed to purchase additional land from the sellers for an additional $6.4 million.

In early November 2012, hurricane Sandy hit the Northeastern coast of the United States. As a result of the extensive flooding that it caused, the Company expects to process and sell an unusually high number of salvage cars in the remainder of fiscal 2013. The volume of cars will exceed the Company's regional capacity. Consequently, the Company will expend additional costs for i) temporary storage facilities, ii) premiums for subhaulers as they are reassigned from other regions, iii) labor costs as we incur overtime, travel and lodging due to the reassignment of employees to the affected region, and iv) equipment costs as we lease additional loaders to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, will be expensed as incurred and could have an adverse affect on our operating results for fiscal 2013. The Company cannot estimate the number of incremental cars, the magnitude of the incremental expenses or the amount of incremental additional working capital consumed associated with hurricane Sandy.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.) and the United Arab Emirates (U.A.E.).

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

In the U.S. and Canada (North America), and the U.A.E., we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account, and as an agent.

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

Acquisitions and New Operations

We have acquired three facilities and established two new facilities since August 1, 2011 through October 31, 2012. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 157 facilities located in North America, the U.K., and the U.A.E. as of October 31, 2012 and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2011 through October 31, 2012:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Atlanta, Georgia	Greenfield	August 2011	Northern Georgia
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Webster, New Hampshire	Greenfield	September 2012	New England

The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our U.K. acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It is our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.

In addition to growth through acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) expanding our service offerings to sellers and members; and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and auction procedures and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

In November 2012, we acquired Central de Leilões Ltda. located in Sao Paulo, Brazil, WOM Wreck Online Marketing Aktiengesellschaft, an auction platform in Germany, and four parcels of land located in Estrada Muranaka, a municipality of Itaquaquecetuba, São Paulo State, Brazil.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in the Notes to Condensed Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our condensed consolidated financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf and, under most of our current North American contracts, collecting the proceeds from the member. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services are recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and allotted based on the relative selling price method.

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

Fair Value of Financial Instruments

We record our financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update 2011-04, we consider fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The amounts recorded for financial instruments in our condensed consolidated financial statements, which included cash accounts receivable, accounts payable and accrued liabilities approximate their fair values as of October 31, 2012 and July 31, 2012, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. See Note 3. Long-Term Debt for fair value disclosures related to our long-term debt.

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis. Given the fixed cost nature of our business there is not a direct correlation in an increase in expenses or units processed on vehicle pooling costs.

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

Derivatives and Hedging

We have entered into two interest rate swaps to eliminate interest rate risk on our variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging, (see Note 4. Derivatives and Hedging). Each quarter, we measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any hedge ineffectiveness with the effective portion of the hedges' change in fair value recorded in other comprehensive income or loss.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of October 31, 2012 and July 31, 2012 was $62.7 million and $55.0 million, respectively. Accumulated amortization expense related to software for October 31, 2012 and July 31, 2012 totaled $21.4 million and $19.1 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of $1.3 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada and U.K. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of October 31, 2012, we had approximately $1.2 million of valuation allowance arising from the state operating losses where we had discontinued certain operations in prior years and from capital losses in the U.S. and the U.K. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

Historically, our income taxes have been sufficiently provided to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by several factors, including (i) the geographical allocation of our future earnings; (ii) the change in tax laws or our interpretation of tax laws; (iii) the changes in governing regulations and accounting principles; (iv) the changes in the valuation of our deferred tax assets and liabilities; and (v) the outcome of the income tax examinations. As a result, we routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision.

Based on our results for the three months ended October 31, 2012, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $0.7 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.6 million as of October 31, 2012. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.0 million and our medical accrual would change by $400,000. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by $70,000. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Segment Reporting

Our North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Condensed Consolidated Financial Statements - Note 10. Recent Accounting Pronouncements.

Results of Operations

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2012	Percentage of Revenue	2011	Percentage of Revenue
Service revenues	$195,179	82%	$182,816	81%
Vehicle sales	43,687	18%	42,810	19%
	$238,866	100%	$225,626	100%

 Service Revenues. Service revenues were $195.2 million during the three months ended October 31, 2012 compared to $182.8 million for the same period last year, an increase of $12.4 million, or 6.8%. Growth in unit volume generated $10.1 million in additional service revenue relative to last year and was driven primarily by growth in the number of units sold on behalf of charities, franchise and independent car dealerships, and insurance companies. Growth in the average revenue per car sold generated $2.3 million in additional revenue over last year and was driven primarily by pricing adjustments and contract mix in the U.K. The average GBP to USD exchange rate was 1.60 dollars to the pound for the three months ended October 31, 2012 and 2011.

Vehicle Sales. We have certain contracts, primarily in the U.K., that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. In the United States we purchase vehicles from individuals in open market transactions and resell them for our own account. Vehicle sales revenues were $43.7 million during the three months ended October 31, 2012 compared to $42.8 million for the same period last year, an increase of $0.9 million, or 2.1%. Growth in unit volume generated $5.0 million in additional vehicle sales revenue relative to last year and was driven primarily by increased unit volume from U.K. insurance companies and by growth in the direct purchase program in the U.S. The increase in the U.K. was a result of natural and common fluctuations in volumes of units supplied by each insurance company as there has been no change in contract composition. The decline in the average selling price of vehicles resulted in decreased revenue of $4.1 million and resulted from natural and common fluctuations in the quality and value of vehicles supplied by each insurance company. The detrimental impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was less than $0.1 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $88.0 million during the three months ended October 31, 2012 compared to $88.0 million for the same period last year. Yard operation expenses remained unchanged as the additional incremental cost to process increased overall volume was offset by reductions in operational spending for certain non-insurance programs and intra-company IT infrastructure. There was a beneficial impact on yard operating expenses due to the change in the GBP to USD exchange rate of less than $0.1 million. Included in yard operation costs were depreciation and amortization expenses which were $9.1 million and $8.2 million for the three months ended October 31, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicles sold was $36.3 million during the three months ended October 31, 2012 compared to $34.2 million for the same period last year, an increase of $2.1 million, or 6.1%. The increase was driven primarily by growth in the volume of vehicles supplied to us by our U.K. insurance customers which is a consequence of the natural and common fluctuations in claims activity. The beneficial impact on the cost of sales due to the change in the GBP to USD exchange rate was less than $0.1 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $27.3 million for the three months ended October 31, 2012 compared to $26.0 million for the same period last year, an increase of $1.3 million, or 5.0%. The growth was driven by increased costs associated with international operations and expansion as we either opened operations or established management teams in the U.A.E., Germany and Brazil. The beneficial impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million. General and administrative depreciation and amortization expenses were $3.7 million and $3.9 million for the three months ended October 31, 2012 and 2011, respectively.

Other (Expense) Income. Interest expense grew by $0.4 million due to the fluctuations in principal balance and interest rates. Other (expense) income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other (expense) income was an expense of $0.3 million and income of $0.6 million during the three months ended October 31, 2012 and 2011, respectively.

Income Taxes. Our effective income tax rates for the three months ended October 31, 2012 and 2011 were 36.0% and 35.5%, respectively. The change in the overall tax rate was driven by fluctuations in individual state and international rates and the apportionment of our taxable income within those jurisdictions.

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

As of October 31, 2012, we had working capital of $109.9 million, including cash and cash equivalents of $131.4 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $8.7 million from July 31, 2012 to October 31, 2012.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

As of October 31, 2012, $50.7 million of the $131.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities increased by $11.1 million to $75.3 million during the three months ended October 31, 2012, when compared to the three months ended October 31, 2011, due to changes in operating assets and liabilities and a $4.7 million increase in net income.

Investing Activities

Net cash used in investing activities increased by $51.3 million to $58.3 million during the three months ended October 31, 2012, when compared to the three months ended October 31, 2011. The $40.3 million increase in capital expenditures was due primarily to land acquisitions during the quarter including our first facility in Brazil. The $11.2 million investment in escrow relates to purchases of property for our expansion into Brazil, which closed subsequent to the quarter.

Financing Activities

Net cash used in financing activities increased by $108.8 million to $26.6 million during the three months ended October 31, 2012, when compared to the same period in the prior year. The increase is attributed to the issuance of long term debt, which provided $125.0 million cash during the three months ended October 31, 2011, which did not recur in the current period, as well as $18.8 million in principal payments on long-term debt during the three months ended October 31, 2012 (See Note 3. Long-Term Debt). This was offset by repurchases of common stock as we repurchased $30.1 million less common stock during the three months ended October 31, 2012, compared to the same period in the prior year. (See Note 8. Common Stock Repurchases).

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 1011, the full $400.0 million provided under the Term Loan was borrowed. On September 29, 2011, we amended the credit agreement increasing the amount of the Term Loan facility from $400.0 million to $500.0 million.

The Term Loan, which at October 31, 2012 had $425.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at October 31, 2012 totaled $425.0 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate at October 31, 2012 is the 0.21% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2012 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of October 31, 2012.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of October 31, 2012, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of October 31, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the three months ended October 31, 2012, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $425.0 million as of October 31, 2012. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian, U.K. and U.A.E. operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound and the U.A.E. dirham. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, the British pound and the U.A.E. dirham in which our revenues and profits are denominated would result in a decrease/increase to revenue of $5.3 million for the three months ended October 31, 2012.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At October 31, 2012, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $27.9 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, the British pound or the U.A.E. dirham will not have a material effect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Chief Executive Officer (our CEO) and our Chief Financial Officer (our CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 11. — Legal Proceedings contained in the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A, Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

No single customer accounted for more than 10% of our revenue during the three months ended October 31, 2012. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside North America, including recent expansions in Europe, Brazil and the Middle East, expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside North America in 2007 with a significant acquisition in the United Kingdom (the U.K.), and we continue to evaluate acquisitions and other opportunities outside North America. In August 2012, we announced our acquisition of a company in the United Arab Emirates, and in November 2012, we announced our acquisitions of companies in Brazil and Germany, respectively. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we anticipate and could result in unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

• ensuring compliance with applicable legislation and regulations that affect our international operations, including applicable anticorruption legislation in the United States and the U.K. and export control and sanctions laws; and

• repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and have an adverse effect on our operating results.

In addition, certain acquisitions in the U.K. may be reviewed by the Office of Fair Trade (OFT) and/or Competition Commission (U.K. Regulators). If an inquiry is made by U.K. Regulators, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in a U.K. market. Although we believe that there will not be a substantial lessening of competition in a U.K. market, based on our analysis of the relevant U.K. markets, there can be no assurance that the U.K. Regulators will agree with us if they decide to make an inquiry. If the U.K. Regulators determine that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in a U.K. market, we could be required to divest some portion of our U.K. assets. In the event of a divestiture order by the U.K. Regulators, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.

We face risks associated with the implementation of our salvage auction model in markets that may not operate on the same terms as the North American market. For example, the U.K. market operates on a principal rather than agent basis, which has tended to have an adverse impact on our gross margin percentages and has exposed us to inventory risks that we do not experience in North America.

Some of our target markets outside North America operate in a manner substantially different than our historic market in North America. For example, the U.K. market operates primarily on the principal model, in which we take title to vehicles, rather than the agency model employed in North America, in which we act as a sales agent for the legal owner of vehicles. As a result, our operations in the U.K. have had and will continue to have an adverse impact on our consolidated gross margin percentages. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in North America and the U.K. has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, insurers have traditionally been less involved in the disposition of salvage vehicles. As we expand into markets outside North America and the U.K., we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers.

If the implementation of our new Enterprise Resource Planning ("ERP") system is not executed efficiently and effectively, our business, financial position, and our consolidated operating results could be adversely affected.

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

In addition, our information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunications failures, infiltration by unauthorized persons and security breaches, usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our consolidated operating results or financial position, we have from time to time experienced cyber security breaches such as computer viruses and similar information technology violations in the ordinary course of business. We have implemented various measures to manage our risks related to system and network disruptions. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace them and our ability to provide many of our electronic and online solutions to our customers may be impaired. If that were to occur, it could have a material adverse effect on our consolidated operating results and financial position.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 16% of our common stock as of October 31, 2012. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the fiscal year ended July 31, 2006, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states. These additional costs, characterized as "abnormal" under ASC 330, Inventory, were recognized during the fiscal year ended July 31, 2006, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in the U.K. since 2007. As of October 31, 2012, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $198.6 million.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, the Canadian dollar and the U.A.E. dirham, could adversely affect our consolidated results of operations and financial position.

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

If the interest rate swaps entered into in connection with our credit facility prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $325.0 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $100.0 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at October 31, 2012 was 1.5%.

We recorded the swaps at fair value, and are currently designated as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could prove to be ineffective for a number of reasons, including early retirement the Term Loan, as is allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps are determined in the future to not be creditworthy. Any determination that the hedge created by the swaps is ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended October 31, 2012.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2012	--	--	--	48,213,218
August 1, 2012, through August 31, 2012	500,000	$27.77	500,000	47,713,218
September 1 2012, through September 30, 2012	--	--	--	47,713,218
October 1, 2012, through October 31, 2012	--	--	--	47,713,218
Total	500,000	$27.77	500,000	47,713,218

ITEM 6.	EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2(1)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS(2)	XBRL Instance Document

	101.SCH(2)	XBRL Taxonomy Extension Schema Document

	101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF(2)	XBRL Extension Definition

	101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: December 7, 2012