Form 10-Q
period 2013-01-31
COPART INC
filed 2013-03-12
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2013

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

Number of shares of Common Stock outstanding as of March 12, 2013: 125,385,122

Copart, Inc.

Index to the Quarterly Report

January 31, 2013

Description
PART I — Financial Information	3
Item 1 — Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Overview	16
Acquisitions and New Operations	17
Critical Accounting Policies and Estimates	18
Results of Operations	21
Liquidity and Capital Resources	24

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 — Controls and Procedures	26
Evaluation of Disclosure Controls and Procedures	26
Changes in Internal Controls	27

PART II — Other Information	27
Item 1 — Legal Proceedings	27
Item 1A — Risk Factors	27
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6 — Exhibits	36
Signatures	37

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$49,510	$140,112
Accounts receivable, net	198,805	138,966
Vehicle pooling costs	20,060	15,728
Inventories	11,043	8,494
Income taxes receivable	12,462	2,312
Deferred income taxes	4,207	3,600
Prepaid expenses and other assets	11,633	9,155
Assets held for sale	4,185	3,926
Total current assets	311,905	322,293
Property and equipment, net	657,424	587,163
Intangibles, net	14,925	7,985
Goodwill	210,188	196,438
Deferred income taxes	27,596	22,280
Other assets	31,908	18,907
Total assets	$1,253,946	$1,155,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$125,400	$102,958
Deferred revenue	5,363	5,390
Income taxes payable	6,083	3,082
Current portion of long-term debt and capital lease obligations	75,177	75,170
Other current liabilities	788	785
Total current liabilities	212,811	187,385
Deferred income taxes	9,153	7,186
Income taxes payable	24,434	22,531
Long-term debt and capital lease obligations	333,068	368,950
Other liabilities	6,977	7,897
Total liabilities	586,443	593,949
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	-	-
Common stock, $0.0001 par value - 180,000,000 shares authorized; 125,284,122 and 124,393,700 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	13	12
Additional paid-in capital	353,111	326,187
Accumulated other comprehensive loss	(32,270)	(38,043)
Retained earnings	346,649	272,961
Total stockholders' equity	667,503	561,117
Total liabilities and stockholders' equity	$1,253,946	$1,155,066

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Service revenues and vehicle sales:
Service revenues	$216,920	$186,852	$412,099	$369,668
Vehicle sales	49,265	41,052	92,952	83,862
Total service revenues and vehicle sales	266,185	227,904	505,051	453,530

Operating costs and expenses:
Yard operations	127,164	94,603	224,283	190,810
Cost of vehicle sales	42,204	33,605	78,515	67,799
General and administrative	34,047	27,386	65,126	57,235
Impairment of long-lived assets	-	8,771	-	8,771
Total operating costs and expenses	203,415	164,365	367,924	324,615
Operating income	62,770	63,539	137,127	128,915
Other (expense) income:
Interest expense	(2,588)	(3,033)	(5,220)	(5,220)
Interest income	191	119	347	181
Other income, net	744	1,591	451	2,155
Total other expense	(1,653)	(1,323)	(4,422)	(2,884)
Income before income taxes	61,117	62,216	132,705	126,031
Income taxes	21,477	21,613	47,220	44,279
Net income	$39,640	$40,603	$85,485	$81,752

Earnings per share-basic
Basic net income per share	$0.32	$0.32	$0.69	$0.63
Weighted average common shares outstanding	124,709	128,306	124,505	129,870

Earnings per share-diluted
Diluted net income per share	$0.31	$0.31	$0.66	$0.62
Diluted weighted average common shares outstanding	129,520	131,590	128,997	132,696

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Net income, as reported	$39,640	$40,603	$85,485	$81,752
Other comprehensive income:
Interest rate swaps, net of tax effects of $308, $(684), $464, and $(684)	544	(2,459)	820	(3,073)
Foreign currency translation adjustments	(2,109)	(6,114)	4,953	(9,614)
Total comprehensive income	$38,075	$32,030	$91,258	$69,065

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended January 31,
	2013	2012
Cash flows from operating activities:
Net income	$85,485	$81,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,451	24,247
Allowance for doubtful accounts	184	(99)
Impairment of long-lived assets	-	8,771
Stock-based compensation	9,920	11,028
Excess benefits from stock-based compensation	(5,293)	(1,104)
Gain on sale of property and equipment	(183)	(963)
Deferred incomes taxes	(6,986)	(9,068)
Changes in operating assets and liabilities:
Accounts receivable	(59,165)	(29,549)
Vehicle pooling costs	(4,325)	268
Inventories	(2,535)	498
Prepaid expenses and other current assets	(3,529)	5,933
Other assets	(7,014)	247
Accounts payable and accrued liabilities	18,695	(5,431)
Deferred revenue	(28)	697
Income taxes receivable	(4,776)	3,281
Income taxes payable	4,918	(12)
Other liabilities	271	(148)
Net cash provided by operating activities	53,090	90,348
Cash flows from investing activities:
Purchases of property and equipment	(85,682)	(14,875)
Proceeds from sale of property and equipment	990	761
Proceeds from sale of assets held for sale	861	-
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(31,243)	(180)
Net cash used in investing activities	(115,074)	(14,294)
Cash flows from financing activities:
Proceeds from the exercise of stock options	16,358	6,335
Excess tax benefit from stock-based payment compensation	5,293	1,104
Proceeds from the issuance of Employee Stock Purchase Plan shares	951	1,019
Repurchases of common stock	(14,512)	(135,395)
Proceeds from the issuance of long-term debt	-	125,000
Debt offering costs	-	(313)
Principal payments on long-term debt	(37,505)	(18,750)
Net cash used in financing activities	(29,415)	(21,000)

Effect of foreign currency translation	797	(1,423)
Net (decrease) increase in cash and cash equivalents	(90,602)	53,631
Cash and cash equivalents at beginning of period	140,112	74,009
Cash and cash equivalents at end of period	$49,510	$127,640
Supplemental disclosure of cash flow information:
Interest paid	$5,220	$5,221
Income taxes paid	$55,874	$50,019

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
January 31, 2013
(Unaudited)

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.) and Brazil the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany, the Company derives revenue from sales listing fees for listing vehicles on behalf of many German insurance companies.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2013 and July 31, 2012, its consolidated statement of income for the three and six months ended January 31, 2013 and 2012, its consolidated statement of comprehensive income for the three and six months ended January 31, 2013 and 2012, and its consolidated statement of cash flows for the six months ended January 31, 2013 and 2012. Interim results for the six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2013. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

The Company applies the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current period charges regardless of whether they meet the criteria of "so abnormal" as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

In early November 2012, Hurricane Sandy hit the Northeastern coast of the United States. As a result of the extensive flooding that it caused, the Company expended additional costs for i) temporary storage facilities, ii) premiums for subhaulers as they were reassigned from other regions, iii) labor costs incurred for overtime, travel and lodging due to the reassignment of employees to the affected region, and iv) equipment costs as additional loaders were leased to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, were expensed as incurred and not included in inventory. These costs, net of the associated revenues, generated a loss of $11.9 million during the quarter and had a negative after tax impact on diluted earnings per share in the quarter of $0.06. At the end of the quarter, over half of the incremental salvage vehicles received as a result of Hurricane Sandy remained unsold and in inventory.

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real and the Euro are the functional currencies of the Company's foreign subsidiaries, Copart Canada, Copart Europe, Copart GCC, Copart Brazil and Copart Germany respectively, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary's operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations are as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2011	$(23,225)
Loss on foreign currency translation	(11,708)
Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Gain on foreign currency translation	4,953
Cumulative loss on foreign currency translation as of January 31, 2013	$(29,980)

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

Level I	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level II	Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.
Level III	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate.

The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 31, 2013 and July 31, 2012, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. See Note 3. Long-Term Debt for fair value disclosures related to the Company's long-term debt.

Derivatives and Hedging

The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company's variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see Note 4. Derivatives and Hedging). Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which include certain real estate, are reflected at their fair market value in the financial statements and are a Level II fair value measurement based on sales transactions of similar assets.

Segments and Other Geographic Reporting

The Company's North American region and its United Kingdom region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics. The Company's new operations in Brazil, Germany and U.A.E. are included within the U.K. operating segment as they are immaterial to the Company's consolidated results of operations and financial position.

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

NOTE 3 - Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes the Company's previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the credit agreement increasing the amount of the Term Loan facility from $400.0 million to $500.0 million. In March 2013, the Company amended the credit agreement to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at January 31, 2013 had $406.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at January 31, 2013, totaled $406.3 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company's interest rate at January 31, 2013 is the 0.21% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2013 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of January 31, 2013.

NOTE 4 - Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at January 31, 2013 totaled $406.3 million. The first swap fixed the Company's interest rate at 85 basis points plus the one month LIBOR rate on the first $312.5 million of our term debt. The second swap fixed the Company's interest rate at 69 basis points plus the one month LIBOR rate on the next $93.8 million of our term debt.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and are recorded in other liabilities at its fair value, which at January 31, 2013 is $3.6 million. Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 3. Long-Term Debt). At January 31, 2013, the notional amount of the interest rate swaps was equal to the Term Loan balance, $406.3 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

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

The fair value of the interest rate swaps, a Level II financial instrument, is (in thousands):

As of	Asset or (Liability)	Gain or (loss) in Comprehensive Income	Amount Reclassified into Earnings
January 31, 2013	$(3,587)	$(2,290)	$—
July 31, 2012	$(4,872)	$(3,110)	$—

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2013	July 31, 2012
Amortized intangibles:
Covenants not to compete	$11,447	$11,087
Supply contracts	32,252	26,041
Trade name	2,524	-
Licenses and databases	1,566	1,316
Software	271	-
Accumulated amortization	(33,135)	(30,459)
Net intangibles	$14,925	$7,985

Aggregate amortization expense on amortizable intangible assets was $1.1 million and $2.2 million for the three and six months ended January 31, 2013 and 2012, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2012	$196,438
Goodwill recorded during the period	13,456
Effect of foreign currency exchange rates	294
Balance as of January 31, 2013	$210,188

NOTE 6 - Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Basic weighted average shares outstanding	124,709	128,306	124,505	129,870
Effect of dilutive securities - stock options	4,811	3,284	4,492	2,826
Diluted weighted average shares outstanding	129,520	131,590	128,997	132,696

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 247,500 and 2,310,000 stock options for the three months ended January 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive and excluded from the dilutive earnings per share calculation were 358,005 and 2,266,430 stock options for the six months ended January 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

NOTE 7 - Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the six months ended January 31, 2013:

	Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)			(in 000s)
Outstanding at July 31, 2012	16,179	$16.24
Grants of options	271	$29.19
Exercises	(1,338)	$13.63
Forfeitures or expirations	(33)	$26.08

Outstanding at January 31, 2013	15,079	$16.68	6.35	$289,944

Exercisable at January 31, 2013	10,419	$15.89	5.93	$208,545

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 15,079,333 options that were in-the-money at January 31, 2013.

The table below sets forth the stock-based compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
General and administrative	$4,245	$4,793	$8,815	$9,643
Yard operations	501	702	1,105	1,385
	$4,746	$5,495	$9,920	$11,028

NOTE 8 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 500,000 shares of its common stock during the six months ended January 31, 2013, at a weighted average price of $27.77 per share totaling $13.9 million. The Company repurchased 6,080,708 shares of its common stock during the six months ended January 31, 2012 at a weighted average price of $22.18 per share totaling $134.9 million. The total number of shares repurchased under the program as of January 31, 2013 was 50,286,782 and 47,713,218 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of its common stock at a price of $19.00 per share. Directors and executive officers of the Company were expressly prohibited from participating in the tender offer by our board of directors under the Company's Securities Trading Policy. In connection with the tender offer, the Company accepted for purchase 24,344,176 shares of its common stock. The shares accepted for purchase are comprised of the 21,052,630 shares the Company offered to purchase and an additional 3,291,546 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long-term debt. The impact dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the three months ended January 31, 2013 is less than $0.01.

In the first, second and third quarters of fiscal 2012 and the second quarter of fiscal 2013, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $2.6 million in fiscal year 2012 and $0.6 million in fiscal year 2013 to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2012-Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012-Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012-Q3	322,520	$10.74	131,299	85,683	105,538	$26.38	$2,260
FY 2013-Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627

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

As of January 31, 2013, the total gross unrecognized tax benefit was $24.4 million, including interest and penalty.

As of January 31, 2013, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable, in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the six months ended January 31, 2013 was $1.1 million.

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

In February 2013, the FASB ASU 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income," which amends ASC 220, "Comprehensive Income." The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company's adoption of ASU 2013-02 did not have a material impact on the Company's condensed consolidated results of operations and financial position.

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

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at its facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. On January 30, 2013, the Court granted the Company's motion for summary judgment, finding that the Company did not owe any duty to Ms. Hill to preserve her car as evidence. The summary judgment resolves Ms. Hill's claim against the Company in its entirety in favor of the Company. On February 22, 2013, Ms Hill's attorneys filed an appeal of the summary judgment. The Company believes the claim is without merit and intends to vigorously defend the appeal.

On September 21, 2010, Robert Ortiz and Carlos Torres filed suit against the Company in Superior Court of San Bernardino County, San Bernardino District, which purported to be a class action on behalf of persons employed by the Company in the positions of facilities managers and assistant general managers in California at any time since the date four years prior to September 21, 2010. The complaint alleges failure to pay wages and overtime wages, failure to provide meal breaks and rest breaks, in violation of various California Labor and Business and Professional Code sections, due to alleged misclassification of facilities managers and assistant general managers as exempt employees. Relief sought includes class certification, injunctive relief, damages according to proof, restitution for unpaid wages, disgorgement of ill-gotten gains, civil penalties, attorney's fees and costs, interest, and punitive damages. A mediation of the matter occurred on February 12, 2013, and resulted in a settlement of the matter for an immaterial amount. The parties are in the process of getting the Court's approval of the settlement and administering the settlement funds.

In connection with its response to Hurricane Sandy, the Company entered into various short-term lease/license agreements with certain land owners in New York and New Jersey to marshal and store storm damaged vehicles until they are sold. In November and December 2012, various actions were commenced against the Company and land owners. In New York, actions were brought by the Town of Southampton, the County of Suffolk, the Town of Brookhaven and the New York State Department of Environmental Conservation, seeking declaratory and injunctive relief as well as civil penalties, in connection with alleged violations of local zoning, land use and environmental regulations. In New Jersey, actions were brought by the Townships of Hillsborough and Mansfield (in Burlington County) seeking to impose monetary damages in unspecified amounts, as well as injunctive relief. The Company is defending the claims and believes it has bona fide legal defenses. The claims by the various plaintiffs will be mitigated with the sale and removal of vehicles from the various short-term storage locations in New York and New Jersey.

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

NOTE 12 - Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. The Company recognized $1.0 million and $3.1 million for three months ended January 31, 2013 and 2012, respectively, in general and administrative expense. Restructuring-related costs for the six months ended January 31, 2013 are $0.6 million for severance and $0.7 million for the costs of relocating employees to Texas. Restructuring-related costs for the six months ended January 31, 2012 are $1.1 million for severance and $2.0 million for the costs of relocating employees to Texas.

	Balance at July 31, 2012 (in 000's)	Expense (in 000's)	Payments (in 000's)	Balance at January 31, 2013 (in 000's)
Severance	$ 1,800	$ 572	$ 472	$ 1,900

The Company decided to transition to a third party managed data center during the three months ended October 31, 2012. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. This change in estimate is accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. This change will result in $6.6 million and $2.7 million in accelerated depreciation expense to be recorded in fiscal 2013 and fiscal 2014, respectively, of which $2.7 million was recognized in the six months ended January 31, 2013.

NOTE 13 - Acquisitions

During the three months ended January 31, 2013, the Company acquired a salvage vehicle auction business in Brazil and an auction platform in Germany for total purchase price of $34.9 million.

These acquisitions were completed because of the strategic fit with the Company's business and have been accounted for using the purchase method in accordance with FASB ASC 805, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price reflects a number of factors including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies brought to existing operations. The goodwill arising from these acquisitions is within Level III of the fair value hierarchy as it is valued using unobservable inputs from third party valuation specialists. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. Intangible assets acquired included covenants not to compete, supply contracts, trade names, licenses and databases and software with useful life ranging from 5 to 8 years. The purchase price allocation for Germany is not final for intangible assets acquired due to final valuation by the Company's third party valuation specialists. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company's condensed consolidated financial position and results of operations.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed (in thousands) for these acquisitions:

Total cash paid, net of cash acquired	$31,243
Contingent consideration	3,690
Total acquisition price	$34,933
Allocation of the acquisition price:
Accounts receivable and prepaid expenses	848
Property and equipment	9,054
Property in escrow	6,371
Intangible assets	9,197
Goodwill recorded during the period	13,456
Liabilities assumed	(3,993)
Fair value of net assets and liabilities acquired	$34,933

The acquisitions do not result in a significant change in the Company's consolidated results of operations individually nor in the aggregate; therefore pro forma financial information has not been presented. The operating results have been included in the Company's condensed consolidated financial position and results of operations since the acquisition dates. The acquisition-related expenses incurred during the six months ended January 31, 2013 were not significant and are included in general and administrative expenses in the Company's condensed consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—"Risk Factors" of this Form 10-Q and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission, or SEC. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), the United Arab Emirates (U.A.E.), Brazil and Germany.

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

In the U.S. and Canada (North America), the U.A.E. and Brazil we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage.

In the U.K., we operate both on a principal basis, purchasing the salvage vehicle outright from the insurance companies and reselling the vehicle for our own account, and as an agent. In Germany, we derive revenue from sales listing fees for listing vehicles on behalf of many German insurance companies.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment, or fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the U.K.

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

Acquisitions and New Operations

We have acquired eight facilities and established two new facilities since August 1, 2011 through January 31, 2013. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have 162 facilities located in North America, the U.K., the U.A.E., and Brazil as of January 31, 2013 and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2011 through January 31, 2013:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Atlanta, Georgia	Greenfield	August 2011	United States
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Webster, New Hampshire	Greenfield	September 2012	United States
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Mapfre, Brazil	Acquisition	November 2012	Brazil
Porto Seguro, Brazil	Acquisition	November 2012	Brazil

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

In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) expanding our service offerings to sellers and members; and (iv) expanding the application of VB2 into new markets. In addition, we implement our pricing structure and auction procedures and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

In November 2012, we acquired a salvage vehicle auction business in Brazil and an auction platform in Germany for total purchase price of $34.9 million.

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

We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting containing multiple deliverables. Estimated selling prices are determined using management's best estimate. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services.

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

Level I	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level II	Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.
Level III	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate.

The amounts recorded for financial instruments in our condensed consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 31, 2013 and July 31, 2012, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. See Note 3. Long-Term Debt for fair value disclosures related to our long-term debt.

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

In early November 2012, Hurricane Sandy hit the Northeastern coast of the United States. As a result of the extensive flooding that it caused, we expended additional costs for i) temporary storage facilities, ii) premiums for subhaulers as they were reassigned from other regions, iii) labor costs incurred for overtime, travel and lodging due to the reassignment of employees to the affected region, and iv) equipment costs as additional loaders were leased to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, were expensed as incurred and not included in inventory. These costs, net of the associated revenues, generated a loss of $11.9 million during the quarter and had a negative after tax impact on diluted earnings per share in the quarter of $0.06. At the end of the quarter, over half of the incremental salvage vehicles received as a result of Hurricane Sandy remained unsold and in inventory. The Company expects the majority of these vehicles to be sold in the next quarter.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total capitalized software as of January 31, 2013 and July 31, 2012 was $61.3 million and $55.0 million, respectively. Accumulated amortization expense related to software for January 31, 2013 and July 31, 2012 totaled $23.7 million and $19.1 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of $1.8 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2013, we had approximately $1.2 million of valuation allowance arising from the state operating losses where we had discontinued certain operations in prior years and from capital losses in the U.S. and the U.K. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

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

Based on our results for the six months ended January 31, 2013, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $1.3 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.7 million as of January 31, 2013. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $0.8 million and our medical accrual would change by $0.4 million. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by $0.1 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $25,000.

Segment Reporting

Our North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics. Our new operations in Brazil, Germany and U.A.E. are included within the U.K. operating segment as they are immaterial to our consolidated results of operations and financial position.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Condensed Consolidated Financial Statements - Note 10. Recent Accounting Pronouncements.

Results of Operations

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Service revenues	$216,920	81%	$186,852	82%
Vehicle sales	49,265	19%	41,052	18%
	$266,185	100%	$227,904	100%

Service Revenues. Service revenues were $216.9 million during the three months ended January 31, 2013 compared to $186.9 million for the same period last year, an increase of $30.0 million, or 16.1%. Growth in unit volume generated $14.0 million in additional service revenue relative to last year and was driven primarily by incremental volumes received as a result of Hurricane Sandy as well as growth in the number of units sold on behalf of charities, franchise and independent car dealerships and from international acquisitions. Growth in the average revenue per car sold generated $15.6 million in additional revenue over last year. The higher revenue per car was driven primarily by the increase in the average selling price per vehicle in North

America. In North America over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was driven primarily by: (i) the year over year change in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing and used car pricing had on the selling price of vehicles and ultimately on service revenue. The average GBP to USD exchange rate was 1.60 and 1.56 dollars to the pound for the three months ended January 31, 2013 and 2012, respectively, and led to an increase of $0.4 million.

Vehicle Sales. We have certain contracts, primarily in the U.K., that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. In North America, we purchase vehicles from individuals in open market transactions and resell them for our own account. Vehicle sales revenues were $49.3 million during the three months ended January 31, 2013 compared to $41.1 million for the same period last year, an increase of $8.2 million, or 20.0%. The increase was due primarily to growth in unit volume driven primarily by increased purchase car activity in the U.K. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was less than $0.8 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $116.5 million during the three months ended January 31, 2013 compared to $86.4 million for the same period last year. Compared to the same period last year, yard operation expense grew by $30.1 million, or 34.8%, and included $20.1 million of abnormal costs for temporary storage facilities, premiums for subhaulers, labor costs incurred from overtime, travel and lodging, and equipment costs associated with Hurricane Sandy. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. The balance of the increase was due to normal cost associated with the increase in the units processed in the quarter. There was a detrimental impact of $0.3 million on yard operating expenses due to the change in the GBP to USD exchange rate. At the end of the quarter, over half of the incremental salvage vehicles received as a result of Hurricane Sandy remained unsold and in inventory. We expect the majority of these vehicles to be sold in the next quarter.

Yard operation depreciation and amortization expenses were $10.7 million and $8.2 million for the three months ended January 31, 2013 and 2012, respectively. The increase in yard operation depreciation and amortization expense is due primarily to accelerated depreciation from the shorter useful lives of our data center assets.

Cost of Vehicle Sales. The cost of vehicle sales were $42.2 million during the three months ended January 31, 2013 compared to $33.6 million for the same period last year, an increase of $8.6 million, or 25.6%. The growth was due to an increase in the cost of units sold and an increase in the total units sold, which resulted in increases of $2.4 million and $5.6 million, respectively. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.6 million.

General and Administrative Expenses. General and administrative expenses, excluding impairment, depreciation and amortization, were $30.1 million for the three months ended January 31, 2013 compared to $23.4 million for the same period last year, an increase of $6.7 million or 28.6%. The growth was due primarily to i) the administrative infrastructure required by international operations as we expanded into Brazil, Germany and the U.A.E.; ii) the increase in technology and development costs as we develop new products, like our new mobile app; and iii) the incremental costs associated with the rollout of our new ERP system, which will allow us to operate worldwide on a common platform and provide scalability and functionality we currently do not have. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million. General and administrative depreciation and amortization expenses were $4.0 million for the three months ended January 31, 2013 and 2012, respectively.

Impairment. During the three months ended January 31, 2012, we recorded an impairment of $8.8 million associated with the write down to fair market value of certain assets, primarily real estate, computer hardware and its fleet of private aircraft which have been removed from operations and, if not disposed of, are reflected in assets held for sale on the balance sheet.

Other Income (Expense). Interest expense decreased by $0.5 million reflecting the principal payments on the outstanding term loan. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $0.7 million and $1.6 million during the three months ended January 31, 2013 and 2012, respectively.

Income Taxes. Our effective income tax rates for the three months ended January 31, 2013 and 2012 were 35.1% and 34.7%, respectively. The change in tax rates was primarily driven by the geographical allocation of income and fluctuations in the U.S. state taxes.

Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Service revenues	$412,099	82%	$369,668	82%
Vehicle sales	92,952	18%	83,862	18%
	$505,051	100%	$453,530	100%

 Service Revenues. Service revenues were $412.1 million during the six months ended January 31, 2013 compared to $369.7 million for the same period last year, an increase of $42.4 million, or 11.5%. Growth in unit volume generated $24.1 million in additional service revenue relative to last year and was driven primarily by incremental volumes received as a result of Hurricane Sandy as well as growth in the number of units sold on behalf of charities, franchise and independent car dealerships and from international acquisitions. Growth in the average revenue per car sold generated $17.9 million in additional revenue over last year. The higher revenue per car was driven primarily by the increase in the average selling price per vehicle in North America. In North America over 50% of our service revenue is tied in some manner to the ultimate selling price of the vehicle. We believe the increase in the average selling price was driven primarily by: (i) the year over year change in commodity pricing as we believe that commodity pricing, particularly the per ton price for crushed car bodies, has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) the general increase in used car pricing, which we believe has an impact on the average selling price of vehicles which are repaired and retailed or purchased by the end user. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. Nor can we predict their future movement. Accordingly, we cannot quantify the specific impact that commodity pricing and used car pricing had on the selling price of vehicles and ultimately on service revenue. The average GBP to USD exchange rate was 1.60 and 1.58 dollars to the pound for the six months ended January 31, 2013 and 2012, respectively, and led to an increase of $0.4 million.

Vehicle Sales. We have certain contracts, primarily in the U.K., that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. In North America we purchase vehicles from individuals in open market transactions and resell them for our own account. Vehicle sales revenues were $93.0 million during the six months ended January 31, 2013 compared to $83.9 million for the same period last year, an increase of $9.1 million, or 10.9%. The increase was due primarily to growth in unit volume driven primarily by increased purchase car activity in the U.K. The beneficial impact on recorded vehicle sales revenue due to the change in the GBP to USD exchange rate was $0.7 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $204.5 million during the six months ended January 31, 2013 compared to $174.4 million for the same period last year. Compared to the same period last year, yard operation expense grew by $30.1 million, or 17.3%, and included $20.1 million of abnormal costs for temporary storage facilities, premiums for subhaulers, labor costs incurred from overtime, travel and lodging, and equipment costs associated with Hurricane Sandy. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. The balance of the increase was due to the normal cost associated with the increase in the units processed in the quarter. There was a detrimental impact on yard operating expenses due to the change in the GBP to USD exchange rate of $0.3 million. At the end of the quarter, over half of the incremental salvage vehicles received as a result of Hurricane Sandy remained unsold and in inventory. We expect the majority of these vehicles to be sold in the next quarter.

Included in yard operation costs were depreciation and amortization expenses which were $19.8 million and $16.4 million for the six months ended January 31, 2013 and 2012, respectively. The increase in yard operation depreciation and amortization expense is due primarily to accelerated depreciation from the shorter useful lives of our data center assets.

Cost of Vehicle Sales. The cost of vehicles sales were $78.5 million during the six months ended January 31, 2013 compared to $67.8 million for the same period last year, an increase of $10.7 million, or 15.8%. The growth was due to an increase in the total units sold and an increase in the cost of units sold, which resulted in increases of $9.5 million and $0.6 million, respectively. The detrimental impact on the cost of sales due to the change in the GBP to USD exchange rate was $0.6 million.

General and Administrative Expenses. General and administrative expenses, excluding impairment, depreciation and amortization, were $57.4 million for the six months ended January 31, 2013 compared to $49.4 million for the same period last year, an increase of $8.0 million, or 16.2%. The growth was due primarily to i) the administrative infrastructure required by international operations as we expanded into Brazil, Germany and the U.A.E.; ii) the increase in technology and development costs as we develop new products, like our new mobile app; and iii) the incremental costs associated with the rollout of our new ERP system, which will allow us to operate worldwide on a common platform and provide scalability and functionality we currently do not have. The detrimental impact on general and administrative expenses due to the change in the GBP to USD exchange rate was less than $0.1 million. General and administrative depreciation and amortization expenses were $7.7 million and $7.9 million for the six months ended January 31, 2013 and 2012, respectively.

Impairment. During the six months ended January 31, 2012, we recorded an impairment of $8.8 million associated with the write down to fair market value of certain assets, primarily real estate, computer hardware and its fleet of private aircraft which have been removed from operations and, if not disposed of, are reflected in assets held for sale on the balance sheet.

Other (Expense) Income. Other (expense) income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $0.5 million and $2.2 million during the six months ended January 31, 2013 and 2012, respectively.

Income Taxes. Our effective income tax rates for the six months ended January 31, 2013 and 2012 were 35.6% and 35.1%, respectively. The change in the overall tax rate was driven by fluctuations in the U.S. state taxes and the geographical allocation of our taxable income.

Liquidity and Capital Resources

Our primary source of working capital is net income. Accordingly, factors affecting net income are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) change in market share of our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.

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

As of January 31, 2013, we had working capital of $99.1 million, including cash and cash equivalents of $49.5 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $90.6 million from July 31, 2012 to January 31, 2013 due primarily to cash used for acquisitions and a $59.8 million increase in accounts receivable related primarily to Hurricane Sandy.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

As of January 31, 2013, $21.7 million of the $49.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities decreased by $37.3 million to $53.1 million during the six months ended January 31, 2013, when compared to the six months ended January 31, 2012, due to changes in operating assets and liabilities and a $3.7 million increase in net income. In particular, we experienced significant increases in its accounts receivables, vehicle pooling costs and inventories as a result of Hurricane Sandy related transactions and volumes.

Investing Activities

Net cash used in investing activities increased by $100.8 million to $115.1 million during the six months ended January 31, 2013, when compared to the six months ended January 31, 2012. The $70.8 million increase in capital expenditures was due primarily to land acquisitions during the quarter. The $31.1 million increase in purchase of assets and liabilities in connection with acquisitions relates primarily to our acquisitions in Brazil and Germany.

Financing Activities

Net cash used in financing activities increased by $8.4 million to $29.4 million during the six months ended January 31, 2013, when compared to the same period in the prior year principally due to higher debt principle repayments totaling $18.8 million (See Note 3. Long-Term Debt). In 2012, we received $125.0 million of cash from long-term debt during the six months ended January 31, 2012, which was used to repurchase $135.4 million of outstanding common stock which did not recur in the current period (See Note 8. Common Stock Repurchases).

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September 29, 2011, we amended the credit agreement increasing the amount of the Term Loan facility from $400.0 million to $500.0 million. In March 2013, we amended the credit agreement to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at January 31, 2013 had $406.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at January 31, 2013 totaled $406.3 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate at January 31, 2013 is the 0.21% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2013 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of January 31, 2013.

Off-Balance Sheet Arrangements

As of January 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of January 31, 2013, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of January 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the six months ended January 31, 2013, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $406.3 million as of January 31, 2013. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian, U.K., U.A.E., Brazilian and German operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real and Euro. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro in which our revenues and profits are denominated would result in a decrease/increase to revenue of $11.1 million for the six months ended January 31, 2013.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2013, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $30.0 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro will not have a material effect on our consolidated financial position.

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

No single customer accounted for more than 10% of our revenue during the six months ended January 31, 2013. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside North America, including recent expansions in Europe, Brazil and the Middle East, expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside North America in 2007 with a significant acquisition in the United Kingdom (the U.K.), and we continue to evaluate acquisitions and other opportunities outside North America. In August 2012, we announced our acquisition of a company in the United Arab Emirates (the U.A.E.), and in November 2012, we announced our acquisitions of companies in Brazil and Germany. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we anticipate and could result in unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina, Rita and Sandy had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area and in the Northeastern cost of the United States, respectively. We regularly evaluate our capacity in all our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 11% of our common stock as of January 31, 2013. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our articles of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the fiscal year ended July 31, 2006 and during the fiscal year 2013, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states and Hurricane Sandy in the Northeastern coast of the United States, respectively. These additional costs, characterized as "abnormal" under ASC 330, Inventory, included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in Brazil and Germany in fiscal 2013. As of January 31, 2013, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $210.2 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required with respect to our acquisitions in the U.K., Brazil or Germany. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Brazilian real and Euro could adversely affect our consolidated results of operations and financial position.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $312.5 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit

Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $93.8 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at January 31, 2013 was 1.5%.

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

The following table sets forth information concerning the number of shares of our common stock purchased by us during the six months ended January 31, 2013.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2012	--	--	--	48,213,218
August 1, 2012, through August 31, 2012	500,000	$27.77	500,000	47,713,218
September 1 2012, through September 30, 2012	--	--	--	47,713,218
October 1, 2012, through October 31, 2013	--	--	--	47,713,218
November 1, 2012 through November 30, 2012	--	--	--	47,713,218
December 1, 2012 through December 31, 2012	--	--	--	47,713,218
January 1, 2013 through January 31, 2013	--	--	--	47,713,218
Total	500,000	$27.77	500,000	47,713,218

ITEM 6.	EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2(1)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS(2)	XBRL Instance Document

	101.SCH(2)	XBRL Taxonomy Extension Schema Document

	101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF(2)	XBRL Extension Definition

	101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 12, 2013