Form 10-K
period 2013-07-31
COPART INC
filed 2013-09-30
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: July 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23255

Copart, Inc.

(Exact name of registrant as specified in its charter)
Delaware	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
14185 Dallas Parkway, Suite 300, Dallas, Texas (Address of principal executive offices)	75254 (Zip code)
Registrant’s telephone number, including area code: (972) 391-5000 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,808,774,974 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At September 30, 2013, registrant had 125,515,179 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2013, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Annual Report on Form 10-K
for the Fiscal Year Ended July 31, 2013

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2013, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

CopartTM, VB2TM, CopartDirectTM, BID4UTM, CoPartfinderTM, OutbidTM, CI & DesignTM, Cars with HeartTM, and Crashedtoys.comTM, are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), and Brazil. We also provide vehicle remarketing services in the United Arab Emirates (U.A.E.), Germany and Spain.

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

In the U.S. and Canada (North America), Brazil and the U.A.E. we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

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

We believe the implementation of VB2 has increased the pool of available buyers for each sale, which has resulted in added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it has improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. For fiscal 2013, sales of North American vehicles, on a unit basis, to members registered outside the state where the vehicle is located accounted for 52.6% of total vehicles sold; 29.0% of vehicles were sold to out of state members and 23.6% were sold to out of country members, based on registration. For fiscal 2013, sales of U.K. vehicles, on a unit basis, to members registered outside the country where the vehicle is located accounted for 19.0% of total vehicles sold.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal 2013, which ended July 31, 2013, our revenues were $1,046.4 million and our operating income was $283.0 million.

In fiscal 2011, in North America, we acquired one new facility located in Hartford City, Indiana, and we opened a new facility in Homestead, Florida. In the U.K. we acquired one facility located in Birmingham, England.

In fiscal 2012, in North America, we acquired two new facilities located in Calgary and Edmonton, Canada and we opened two new facilities in Atlanta, Georgia and Burlington, North Carolina.

In fiscal 2013, we acquired five new facilities in Sao Paulo, Brazil, one facility in Dubai, United Arab Emirates (U.A.E.), one facility in Ettlingen, Germany, one facility in Cordoba, Spain, and 43 facilities in North America and we opened a new facility in Webster, New Hampshire.

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

Automobile manufacturers continuously incorporate new standard features, including unibody construction utilizing exotic metals, passenger safety cages with surrounding crumple zones to absorb impacts, plastic and ceramic components, airbags, adaptive headlights, computer systems, advanced cameras, collision warning systems, and navigation systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes.

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

Generally, upon receipt of the pickup order (the assignment), we arrange for the transport of a vehicle to a facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle’s release from a towing company, vehicle repair facility or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle, invoiced separately to the seller or deducted from the net proceeds due to the seller.

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

Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold either at a live auction or, in our case, on VB2 typically within seven days. Proceeds are then collected from the member, seller fees are subtracted and the remainder is remitted to the seller.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2010 through July 31, 2013:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Homestead, Florida	Greenfield	September 2010	United States
Hartford City, Indiana	Acquisition	March 2011	United States
Atlanta, Georgia	Greenfield	August 2011	United States
Burlington, North Carolina	Greenfield	July 2012	United States
Webster, New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Birmingham, England	Acquisition	March 2011	United Kingdom
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain

*	Salvage Parent, Inc. conducts business primarily as Quad City Salvage Auction, Crashed Toys, and Desert View Auto Auctions. Combined, these businesses operate at 39 locations in 14 states.

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the United States, Canada, the U.K., the U.A.E., Brazil, Germany and Spain. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding, and virtual sales powered by VB2, which enhance the competitive bidding process;

•	A mobile application, which allows members to search, bid, create watchlists, join auctions and bid from anywhere;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	e-mail notifications to potential buyers of vehicles that match desired characteristics;

•	sophisticated vehicle processing at storage sites, including ten-view digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the Internet;

•	CoPartfinder, our Internet-based used vehicle parts locator that provides vehicle dismantlers with greater resale opportunities for their purchases;

•	specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

•	Interactive online counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

•	2nd chance bidding, which allows the second highest bidder the opportunity to purchase the vehicle for the seller’s current minimum bid after the high bidder declines; and

•	Night Cap sales, which provides an additional opportunity for bidding on vehicles that did not achieve their minimum bid during the virtual sale, counter bidding, or 2nd chance bidding.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed acquisitions of facilities in North America, U.K., the U.A.E., Brazil, Germany and Spain. As part of our acquisition and integration strategy, we seek to:

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

Salvage Estimation Services

We offer Copart ProQuote and Enhanced ProQuote, proprietary services that assist sellers in the vehicle claims evaluation process by providing online salvage value estimates, which help sellers determine whether to repair a particular vehicle or deem it a total loss.

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

Vehicle Inspection Stations

We offer some of our major insurance company sellers, office and yard space to house vehicle inspection stations on-site at our facilities. We have over 90 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

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

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated group of employees in North America that target these dealers and work with them throughout the sales process.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues in fiscal 2013, 2012 and 2011. We obtained 82% of the total number of vehicles processed during fiscal years 2013, 2012 and 2011, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days notice.

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

We market our services to vehicle sellers through an in-house sales force that utilize a variety of sales techniques, including targeted mailing of our sales literature, telemarketing, follow-up personal sales calls, Internet search engines, employee referrals, tow shop referrals, participation in trade shows and vehicle and insurance industry conventions. We market our services to franchise and independent dealerships as well as the general public under CopartDirect by utilizing an in-house sales force. We may, when appropriate, provide vehicle sellers with detailed analysis of the net return on vehicles and a proposal setting forth ways in which we believe that we can improve net returns on vehicles and reduce administrative costs and expenses.

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

Management Information Systems

Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces, and proprietary business operating software that we developed and which tracks salvage sales vehicles throughout the sales process. We have implemented our proprietary business operating software at the majority of our storage facilities. In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to our data and images in a variety of formats.

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

We are planning to convert to a new standard Enterprise Resource Planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases through fiscal 2014 and 2015.

Employees

As of July 31, 2013, we had 3,875 full-time employees, of whom 1,055 were engaged in general and administrative functions and 2,820 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

North America	United Kingdom	Other	Total Employees
3,010	682	183	3,875

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

Governmental Regulations

Our operations are subject to regulation, supervision and licensing under various federal, national, international, provincial, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by various state, provincial and international motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our storage facilities. These zoning requirements vary from location to location. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance, in all material respects, with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state, and local governmental agencies in new markets.

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

No single customer accounted for more than 10% of our revenue during the fiscal year ended July 31, 2013. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside North America, including recent expansions in Europe, Brazil and the Middle East, expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside North America in 2007 with a significant acquisition in the United Kingdom (the U.K.), and we continue to evaluate acquisitions and other opportunities outside North America. In August 2012, we announced our acquisition of a company in the United Arab Emirates (the U.A.E.), in November 2012, we announced our acquisitions of companies in Brazil and Germany and in June 2013, we announced our acquisition of a company in Spain. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology integration and integration of financial and administrative functions, may not proceed as we anticipate and could result in unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We cannot provide any assurances that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.

Although we have implemented policies, procedures and training designed to ensure compliance with anti-bribery laws, trade controls and economic sanctions, and similar regulations, our employees or agents may take actions in violation of our policies. We may incur costs or other penalties in the event that any such violations occur, which could have an adverse effect on our business and reputation.

In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.

We face risks associated with the implementation of our salvage auction model in markets that may not operate on the same terms as the North American market. For example, certain markets operate on a principal rather than agent basis, which may have an adverse impact on our gross margin percentages and expose us to inventory risks that we do not experience in North America.

Some of our target markets outside North America operate in a manner substantially different than our historic market in North America. For example, new markets may operate either wholly or partially on the principal model, in which the vehicle is purchased then resold for our own account, rather than the agency model employed in North America, in which we act as a sales agent for the legal owner of vehicles. Consequently, new acquisitions may have an adverse impact on our consolidated gross margin percentages. Further, operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in North America and the United Kingdom has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, insurers have traditionally been less involved in the disposition of salvage vehicles. As we expand into markets outside North America and the U.K., we cannot predict whether markets will readily adopt our strategy of online auctions of automobiles sourced principally through vehicle insurers. Any failure of new markets to adopt our business model could adversely affect our consolidated results of operations and financial position.

If the implementation of our new Enterprise Resource Planning (ERP) system is not executed efficiently and effectively, our business, financial position, and our consolidated operating results could be adversely affected.

We are in the process of converting our primary management information system to a new standard ERP system, which will occur in phases through 2014 and 2015. In the event this conversion of our primary management information system is not executed efficiently and effectively, the conversion may cause interruptions in our primary management information systems, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB2, which would adversely affect our consolidated results of operations and financial position.

In addition, our information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunications failures, infiltration by unauthorized persons and security breaches, usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our consolidated operating results or financial position, we have from time to time experienced cyber security breaches such as computer viruses and similar information technology violations in the ordinary course of business. We have implemented various measures to manage our risks related to system and network disruptions. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace them and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired five new facilities in Sao Paulo, Brazil, one facility in the U.A.E., one facility in Ettlingen, Germany, one facility in Cordoba, Spain, and 43 facilities in North America. Furthermore, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

In addition, certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements. Any failure to continue to successfully identify and complete acquisitions and develop new facilities could have a material adverse effect on our consolidated results of operations and financial position.

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

Our inability to control or manage these growth factors effectively could have a material adverse effect on our consolidated results of operations and financial position.

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

Our intellectual property rights include patents relating to our auction technologies as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations and financial position.

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

If we experience problems with our subhaulers and trucking fleet operations, our business could be harmed.

We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our North American and Brazilian storage facilities. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

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

We are partially self-insured for certain losses and if our estimates of the cost of future claims differ from actual trends, our results of operations could be harmed.

We are partially self-insured for certain losses related to medical insurance, general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. Further, we utilize independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19% of our common stock as of July 31, 2013. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

We have certain provisions in our certificate of incorporation and bylaws, which may have an anti-takeover effect or that may delay, defer or prevent acquisition bids for us that a stockholder might consider favorable and limit attempts by our stockholders to replace or remove our current management.

Our board of directors is authorized to create and issue from time to time, without stockholder approval, up to an aggregate of 5,000,000 shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock. In addition, our bylaws establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions the stockholders desire.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the fiscal year ended July 31, 2006 and during fiscal year 2013, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states and Hurricane Sandy in the northeastern coast of the United States, respectively. These additional costs, characterized as “abnormal” under ASC 330, Inventory, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Adverse U.S. and international economic conditions may negatively affect our business, operating results, or financial condition.

The capital and credit markets have historically experienced extreme volatility and disruption, which has in the past and may in the future lead to economic downturns in the U.S. and abroad. As a result of any economic downturn, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Increases in unemployment, as a result of any economic downturn, may lead to an increase in the number of uninsured motorists. Uninsured motorists are responsible for disposition of their vehicle if involved in an accident, which disposition generally is either the repair or disposal of the vehicle. In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than us. Adverse credit markets may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition, if the banking system or the financial markets deteriorate or remain volatile, our credit facility or our ability to obtain additional debt or equity financing may be affected. These adverse economic conditions and events may have a negative effect on our business, consolidated results of operations and financial position.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in North America, Brazil, Germany, U.A.E., and Spain in fiscal 2013. As of July 31, 2013, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $267.5 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required with respect to our acquisitions in North America, U.K., Brazil, Germany, U.A.E. or Spain. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

Based on the opinion from our outside law firm and advice from outside tax advisors, we have adequately provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $287.5 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $81.3 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and, at July 31, 2013 was 1.5%.

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

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 53,000 square feet of office space under a lease which expires in fiscal 2024. In the U.S., we have facilities in every state except Delaware, North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we have facilities in the provinces of Ontario and Alberta. In the U.K., we own or lease 15 operating facilities. In Brazil, we own or lease five operating facilities. In the U.A.E., we lease one operating facility. In Germany and Spain we operate online platforms. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2013, there were 125,494,995 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2013, we had 1,415 stockholders of record. On July 31, 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $32.51 per share.

Fiscal Year 2013	High	Low
Fourth Quarter	38.26	30.11
Third Quarter	36.93	31.30
Second Quarter	37.47	28.39
First Quarter	28.98	23.28

Fiscal Year 2012	High	Low
Fourth Quarter	27.88	22.59
Third Quarter	26.84	22.58
Second Quarter	24.55	20.82
First Quarter	22.55	17.88

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

Repurchase of Our Common Stock

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the fiscal year ended July 31, 2013, we repurchased 500,000 shares of our common stock at a weighted average price of $27.77. For the fiscal year ended July 31, 2012, we repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. For the fiscal year ended July 31, 2011, we repurchased 13,364,634 shares of our common stock at a weighted average price of $20.42. As of July 31, 2013, the total number of shares repurchased under the program was 50,286,782 and 47,713,218 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 21,052,630 shares of our common stock at a price of $19.00 per share. Our directors and executive officers were expressly prohibited from participating in the tender offer by our board of directors under our Insider Trading Policy. In connection with the tender offer, we accepted for purchase 24,344,176 shares of our common stock. The shares accepted for purchase are comprised of the 21,052,630 shares we offered to purchase and an additional 3,291,546 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2013 is less than $0.01.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Fiscal 2011
First Quarter	4,499,652	$16.83	4,499,652	25,958,908
Second Quarter	24,344,176	$19.00	—	25,958,908
Third Quarter	2,883,084	$21.52	2,883,084	23,075,824
Fourth Quarter	5,981,898	$22.59	5,981,898	17,093,926
Fiscal 2012
First Quarter	2,139,796	$20.26	2,139,796	54,954,130
Second Quarter	3,940,912	$23.37	3,940,912	51,013,218
Third Quarter	—	—	—	51,013,218
Fourth Quarter	2,800,000	$23.22	2,800,000	48,213,218
Fiscal 2013
First Quarter	500,000	$27.77	500,000	47,713,218
Second Quarter	—	—	—	47,713,218
Third Quarter	—	—	—	47,713,218
May 1, 2013 through May 31, 2013	—	—	—	47,713,218
June 1, 2013 through June 30, 2013	—	—	—	47,713,218
July 1, 2013 through July 31, 2013	—	—	—	47,713,218

In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. In the first, second and third quarters of fiscal year 2012 and the second quarter of fiscal year 2013 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $0.6 million, $2.6 million and $4.2 million, in fiscal 2013, 2012 and 2011, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2011—Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011—Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011—Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012—Q3	322,520	$10.74	131,299	85,683	105,538	$26.38	$2,260
FY 2013—Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the quarter ended July 31, 2013.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2013 since July 31, 2008, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	7/08	7/09	7/10	7/11	7/12	7/13
Copart, Inc.	$100.00	$80.51	$83.08	$99.07	$108.34	$148.24
NASDAQ Composite	$100.00	$86.02	$92.70	$114.49	$123.84	$155.80
NASDAQ Industrial	$100.00	$81.18	$98.49	$132.68	$136.59	$187.49
NASDAQ Q-50 (NXTQ)	$100.00	$77.47	$87.18	$99.77	$102.40	$151.88

*	Assumes that $100.00 was invested on July 31, 2008 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The following selected consolidated statements of income data for the years ended July 31, 2013, 2012 and 2011 and the consolidated balance data at July 31, 2013 and 2012, are derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of income data for the years ended July 31, 2010 and 2009 and the consolidated balance sheet data at July 31, 2011, 2010 and 2009, are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ending July 31,
	2013	2012	2011*	2010	2009
	(in thousands, except per share)
Operating Data
Revenues	$1,046,386	$924,191	$872,246	$772,879	$743,082
Operating income	282,992	286,353	265,290	239,070	225,325
Income from continuing operations before income taxes	276,872	278,056	263,877	239,495	227,732
Income tax expense	(96,847)	(95,937)	(97,502)	(87,868)	(88,186)
Income from continuing operations	180,025	182,119	166,375	151,627	139,546
Income from discontinued operations, net of income tax effects	—	—	—	—	1,557
Net income	180,025	182,119	166,375	151,627	141,103
Basic per share amounts:
Income from continuing operations	$1.44	$1.42	$1.10	$0.90	$0.84
Discontinued operations	—	—	—	—	0.01
Net income per share	$1.44	$1.42	$1.10	$0.90	$0.85
Weighted average shares	124,912	128,120	151,298	168,330	167,074
Diluted per share amounts:
Income from continuing operations	$1.39	$1.39	$1.08	$0.89	$0.82
Discontinued operations	—	—	—	—	0.01
Net income per share	$1.39	$1.39	$1.08	$0.89	$0.83
Weighted average shares	129,781	131,428	153,352	170,054	169,860
Balance Sheet Data
Cash, cash equivalents and short-term investments	$63,631	$140,112	$74,009	$268,188	$162,691
Working capital	67,893	134,908	75,242	330,191	212,349
Total assets	1,334,481	1,154,000	1,084,436	1,228,812	1,058,032
Total debt	372,457	444,120	375,756	975	1,457
Stockholders’ equity	762,401	561,117	555,172	1,087,234	921,459

*	As a result of the adoption of Accounting Standards Update 2009–13, Revenue Arrangements with Multiple Deliverables, for the year ended July 31, 2011, we accelerated recognition of $14.4 million in service revenue and $13.5 million in related yard operation expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A.—“Risk Factors” of this Form 10-K and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission or SEC. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), and Brazil. We also provide vehicle remarketing service in the United Arab Emirates (U.A.E.), Germany and Spain.

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

In the U.S. and Canada (North America), the U.A.E. and Brazil we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

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

Acquisitions and New Operations

We have experienced significant growth in facilities as we have acquired 55 facilities and established four new facilities since the beginning of fiscal 2011 through July 31, 2013. All of these acquisitions have been accounted for using the purchase method of accounting.

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage as we have facilities located in North America, the U.K., the U.A.E., Germany, Spain, and Brazil, and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2010 through July 31, 2013:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Homestead, Florida	Greenfield	September 2010	United States
Hartford City, Indiana	Acquisition	March 2011	United States
Atlanta, Georgia	Greenfield	August 2011	United States
Burlington, North Carolina	Greenfield	July 2012	United States
Webster, New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Birmingham, England	Acquisition	March 2011	United Kingdom
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada
Dubai, U.A.E. .	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain

*	Salvage Parent, Inc. conducts business primarily as Quad City Salvage Auction, Crashed Toys, and Desert View Auto Auctions. Combined, these businesses operate at 39 locations in 14 states.

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

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Revenues

The following table sets forth information on revenue by class (in thousands, except percentages):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Service revenues	$849,667	81%	$757,272	82%
Vehicle sales	196,719	19%	166,919	18%
	$1,046,386	100%	$924,191	100%

Service Revenues. Service revenues were $849.7 million during fiscal 2013 compared to $757.3 million for fiscal 2012, an increase of $92.4 million, or 12.2%, above fiscal 2012. The growth came from (i) our international expansion during the year into Germany, Spain, the United Arab Emirates and Brazil which represented $10.1 million; (ii) the acquisition of Salvage Parent, Inc. which closed on May 30, 2013 and represents $8.0 million; (iii) growth in the U.K. of $2.9 million driven by increased revenue per car; and, (iv) growth in North America of $71.4 million. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from (i) Hurricane Sandy, as the major storm produced an extraordinary volume of flood damaged vehicles; (ii) market share gains as we saw the full year impact of the exclusive provider contract entered into with a major insurance company at the end of fiscal 2012; and, (iii) what we believe to be a general increase in the overall salvage market as we believe there has been an increase in salvage frequency. Salvage frequency is the percentage of cars involved in accidents which the insurance companies salvage rather than repair. Trends in salvage frequency are driven by the relationship between repairs costs, used car values and auction returns. The increase in salvage frequency was driven, we believe, by the decline in used cars values relative to repair costs. Used car values are determined by many factors including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New cars sales grew on a year over year basis increasing the supply of used cars and the average age of a car on the road continued to grow. These factors, among others, lead to a decline in used car values on a year over year basis. During the same period the average cost to repair a car increased. The factors that influence repair costs, used car pricing and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Vehicle Sales. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account. Vehicle sales revenues were $196.7 million during fiscal 2013 compared to $166.9 million for fiscal 2012, an increase of $29.8 million, or 17.9%, above fiscal 2012. The increase came from (i) our international expansion during the year into Germany, Spain, the United Arab Emirates and Brazil which represented $1.1 million; (ii) the acquisition of Salvage Parent, Inc. which represented $3.2 million; (iii) growth in the U.K. of $13.6 million and driven primarily by increased volume from insurance sellers in the U.K. and increased open market purchase activity from the general public; and (iv) growth in North America of $11.9 million driven primarily by increased open market purchase activity.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization and impairment, were $417.5 million during fiscal 2013 compared to $344.6 million for fiscal 2012, an increase of $72.9 million, or 21.2%, above fiscal 2012. The growth came from (i) our international expansion during the year into Germany, Spain, the United Arab Emirates and Brazil which represented $5.4 million; (ii) the acquisition of Salvage Parent, Inc. which represented $6.4 million; (iii) growth in the U.K. of $1.6 million driven by increased volume associated with general salvage market growth; and (iv) growth in North America of $59.5 million. The growth in North America was driven by increases in both the costs to process each car and in volume $31.7 million and $27.8 million, respectively. The increase in volume came from (i) Hurricane Sandy, as the major storm produced an extraordinary volume of flood damaged vehicles; (ii) market share gains as we saw the full year impact of the exclusive provider contract entered into with a major insurance company at the end of fiscal 2012; and, (iii) what we believe to be a general increase the in overall salvage market as we believe there has been an increase in salvage frequency, which is the percentage of cars involved in accidents that the insurance companies salvage rather than repair. The increase in the cost to process each car was driven primarily by the abnormal costs for temporary storage facilities, premiums for subhaulers, labor costs incurred from overtime, travel and lodging, and equipment associated with Hurricane Sandy. There was also an increase in the normal cost to process each car driven by growth in normal subhaul, labor, equipment and titling costs.

Included in yard operation costs were depreciation and amortization expenses which were $40.8 million and $33.0 million for the fiscal years ended July 31, 2013 and 2012, respectively. The increase in yard operation depreciation and amortization expense is due primarily to accelerated depreciation from the shorter useful lives of our data center assets.

Cost of Vehicle Sales. The cost of vehicles sold was $167.2 million during fiscal 2013 compared to $137.0 million for fiscal 2012, an increase of $30.2 million, or 22.0%. The increase came from (i) our international expansion during the year into Germany, Spain, the United Arab Emirates and Brazil which represented $1.1 million; (ii) the acquisition of Salvage Parent, Inc. which represented $2.9 million; and (iii) growth in the U.K. and North America of $26.2 million and driven primarily by increased volume from insurance sellers in the U.K. and increased open market purchase activity from the general public in both the U.K. and in North America.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization and impairment, were $122.0 million for fiscal 2013 compared to $99.4 million for fiscal 2012, an increase of $22.6 million, or 22.7%. The growth came from (i) our international expansion during the year into Germany, Spain, the United Arab Emirates and Brazil representing $5.3 million; (ii) the acquisition of Salvage Parent, Inc. which closed on May 30, 2013 and represents $2.8 million; (iii) relocation costs of $1.7 million; and (iv) growth in North America of $12.8 million. The growth in North America was driven primarily by increased costs associated with new product development, the rollout of a new worldwide ERP operating platform and the transition costs associated with the outsourcing of our IT infrastructure and support which totaled $10.8 million; as well as an overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion.

Included in general and administrative costs were depreciation and amortization expenses which were $16.0 million and $15.1 million for the fiscal years ended July 31, 2013 and 2012, respectively.

Other (Expense) Income. Total other expense was $6.1 million during fiscal 2013 compared to $8.3 million during fiscal 2012, a decrease of $2.2 million, or 26.5%. Interest expense decreased $1.1 million as a result of principal payments of long-term debt, which is further described in the Notes to Consolidated Financial Statements — Note 9. Long-Term Debt, which is incorporated herein by reference. Other income, net, increased $0.8 million due primarily to the gain on sale of assets.

Income Taxes. Our effective income tax rates for fiscal 2013 and 2012 were 35.0% and 34.5%, respectively. The change in the overall tax rate was driven by fluctuations in the U.S. state taxes and the geographical allocation of our taxable income.

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

Vehicle sales revenues were $166.9 million during fiscal 2012 compared to $159.2 million for fiscal 2011, an increase of $7.7 million, or 4.8%, above fiscal 2011. The increase in vehicle sales revenue was due to the growth in the average selling price of vehicles which resulted in increased revenue of $20.2 million. The growth in the average selling price per unit was primarily due to: (i) the increase in commodity pricing, particularly the per ton price for crushed car bodies, which has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling and (ii) in the U.K., the continuing beneficial impact of VB2 which we introduced to the U.K. in 2008 and which expands our buyer base by opening vehicle sales to buyers worldwide. We cannot determine which vehicles are sold directly to the end user or for scrap, dismantling, retailing, or export and, accordingly, cannot quantify the specific impact of commodity pricing nor can we isolate the impact that VB2 had on the ultimate selling price of vehicles sold in the U.K. The decline in volume resulted primarily from the migration of certain contracts in the U.K. from the principal model to the agency model and resulted in a reduction in vehicle sales revenue of $11.1 million. The detrimental impact on recorded vehicle sales revenue due to the change in the British pound to U.S. dollar exchange rate was $1.4 million.

Yard Operation Expenses. Yard operation expenses excluding depreciation and amortization and impairment, were $344.6 million during fiscal 2012 compared to $337.1 million for fiscal 2011, an increase of $7.5 million, or 2.2%, above fiscal 2011. The increase was driven by volume, which led to an increase of $13.5 million as we processed more vehicles in fiscal 2012 than in fiscal 2011. This increase was offset by a reduction in operating costs of $5.5 million driven by the decline in the cost to process each car. There was a detrimental impact on yard operating expenses due to the change in the British pound to U.S. dollar exchange rate of $0.5 million.

Included in yard operation costs were depreciation and amortization expenses which were $33.0 million and $37.0 million for the fiscal years ended July 31, 2012 and 2011, respectively.

Cost of Vehicle Sales. The cost of vehicles sold was $137.0 million during fiscal 2012 compared to $125.2 million for fiscal 2011, an increase of $11.8 million, or 9.4%. The increase in the cost per unit sold represented a $15.1 million increase relative to last year. Unit volume decrease led to a decrease of $2.3 million. The beneficial impact on the cost of sales due to the change in the British pound to U.S. dollar exchange rate was $1.0 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $99.4 million for fiscal 2012 compared to $98.9 million for fiscal 2011, an increase of less than $0.5 million, or 0.5%. The beneficial impact on general and administrative expenses due to the change in the British pound to U.S. dollar exchange rate was $0.1 million.

Included in general and administrative costs were depreciation and amortization expenses which were $15.1 million and $8.7 million for the fiscal years ended July 31, 2012 and 2011, respectively.

Impairment. During the year ended July 31, 2012, we recorded an impairment of $8.8 million associated with the write-down to fair market value of certain assets, primarily real estate, computer hardware and our fleet of private aircraft which have been removed from operations and, if not disposed of, are reflected in assets held for sale on the balance sheet.

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

Liquidity and Capital Resources

Our primary source of working capital is net income. Accordingly, factors affecting net income are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) change in market share of our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; and (xi) contract mix to the extent appropriate, are discussed in the Results of Operations and Risk Factors sections of this Annual Report on Form 10-K.

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

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, the equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, members’ fees and reimbursable advances from the proceeds of vehicle sales. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and, consequently, the number of cars deemed as totaled by the insurance companies. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of July 31, 2013, we had working capital of $67.9 million, including cash and cash equivalents of $63.6 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $76.5 million from fiscal 2012 to fiscal 2013. The decrease in cash was due primarily to the $214.3 million for capital expenditures and acquisitions and $96.7 million in payments on outstanding debt, which were offset by a reduction in share repurchase activity, proceeds from stock option exercises and increased accounts payable balances.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

As of July 31, 2013, $35.5 million of the $63.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities decreased by $30.4 million to $199.3 million during fiscal 2013 when compared to fiscal 2012. The decrease was driven in part by increases in prepaid and other assets of $28.8 million, increased accounts receivable of $15.2 million, and increased income taxes receivable of $7.8 million offset by increases in accounts payable of $18.6 million. The remaining decrease of $2.8 million is due to the timing of routine changes in working capital items.

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

Investing Activities

Capital expenditures (excluding those associated with fixed assets attributable to acquisitions) were $130.3 million, $54.8 million and $70.2 million for fiscal 2013, 2012 and 2011, respectively. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. Acquisition related capital expenditures for the year ended July 31, 2013 were $84.0 million primarily for the acquisition of Salvage Parent, Inc. and acquisitions for international expansion. We have no material commitments for future capital expenditures as of July 31, 2013.

Included in capital expenditures for the year ended July 31, 2013 are capitalized software development costs for new software for internal use and major software enhancements to existing software. The capitalized costs were $19.3 million, $8.2 million, and $23.9 million for the years ended July 31, 2013, 2012 and 2011, respectively. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired.

During the fiscal year ended July 31, 2011, we used $34.9 million in cash primarily for the purchases of Hewitt and Barodge Auto Pool. During fiscal 2011, we sold our corporate headquarters building in Fairfield, California for $16.5 million and entered into a twenty-one month lease term. During fiscal 2013, we terminated this lease.

Financing Activities

In fiscal 2013, 2012 and 2011, we generated $21.4 million, $13.7 million and $7.1 million, respectively, through the exercise of stock options.

In fiscal 2013, 2012 and 2011, we generated $2.0 million, $2.0 million and $2.0 million, respectively, through the issuance of shares under the Employee Stock Purchase Plan.

In fiscal 2013, 2012 and 2011, we used $15.0 million, $203.3 million and $739.6 million, respectively, for the repurchase of common stock.

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program that was originally implemented in 2003, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For the fiscal year ended July 31, 2013, we repurchased 500,000 shares of our common stock at a weighted average price of $27.77. For the fiscal year ended July 31, 2012, we repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. For the fiscal year ended July 31, 2011, we repurchased 13,364,634 shares of our common stock at a weighted average price of $20.42. As of July 31, 2013, the total number of shares repurchased under the program was 50,286,782 and 47,713,218 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 21,052,630 shares of our common stock at a price of $19.00 per share. Our directors and executive officers were expressly prohibited from participating in the tender offer by our board of directors under our Insider Trading Policy. In connection with the tender offer, we accepted for purchase 24,344,176 shares of our common stock. The shares accepted for purchase are comprised of the 21,052,630 shares we offered to purchase and an additional 3,291,546 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2013 is less than $0.01.

In the second, third and fourth quarters of fiscal year 2011 certain executive officers exercised stock options through cashless exercises. In the first, second and third quarters of fiscal year 2012 and the second quarter of fiscal year 2013 certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $0.6 million, $2.6 million and $4.2 million, in fiscal 2013, 2012 and 2011, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2011—Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011—Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011—Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012—Q3	322,520	$10.74	131,299	85,683	105,538	$26.38	$2,260
FY 2013—Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require the company to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Other
Long-term debt including current portion	$368,750	$75,000	$293,750	$—	$—	$—
Interest payments on long-term debt including current portion	15,073	7,603	7,470	—	—	—
Operating leases(1)	131,179	23,162	33,836	26,121	48,060	—
Capital leases(1)	297	229	68	—	—	—
Tax liabilities(2)	23,091	—	—	—	—	23,091
Total contractual obligations	$538,390	$105,994	$335,124	$26,121	$48,060	$23,091

	Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Other
Letters of credit	$18,776	$18,776	$—	$—	$—	$—

(1)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(2)	Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3)	Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions.

Credit Facilities

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million Revolving Credit Facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011 the full $400.0 million provided under the Term Loan was borrowed. On September 29, 2011, we amended the credit agreement increasing the amount of the term loan facility from $400.0 million to $500.0 million. On March 1, 2013, we amended the credit agreement to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at July 31, 2013 had $368.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the year ended July 31, 2013, we made principal repayments of $75.0 million. We currently have $1.2 million deferred financing costs in other assets as of July 31, 2013.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (see Note 10. Derivatives and Hedging) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at July 31, 2013, totaled $368.8 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2013, our interest rate is the 0.20% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2013 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of July 31, 2013. Please refer to the tables under the caption “Contractual Obligations” above in the “Long-term debt including current portion” section for the payment schedule.

Restructuring

We relocated our corporate headquarters to Dallas, Texas in 2012. Certain functions currently performed at the Fairfield, California location may transition to the corporate headquarters over the next few years. We may incur additional expenses in future fiscal years.

The restructuring-related costs are as follows (in thousands):

	Years Ended July 31,
	2013	2012	2011
General and Administrative
Severance	$1,423	$1,675	$1,190
Relocation	314	534	—
Total general and administrative	$1,737	$2,209	$1,190
Yard Operations
Severance	$—	$—	$—
Relocation	189	745	183
Impairment	—	1,123	—
Total yard operations	$189	$1,868	$183

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2013 and July 31, 2012, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 9. Long-Term Debt for fair value disclosures related to our long-term debt.

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

We apply the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, double freight and re-handling costs be recognized as current period charges regardless of whether they meet the criteria of “abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

In early November 2012, Hurricane Sandy hit the northeastern coast of the United States. As a result of the extensive flooding that it caused, we expended additional costs for (i) temporary storage facilities; (ii) premiums for subhaulers as they were reassigned from other regions; and (iii) labor costs incurred for overtime, travel and lodging due to the reassignment of employees to the affected region. These costs, which are characterized as “abnormal” under ASC 330, Inventory, were expensed as incurred and not included in inventory. As of July 31, 2013, the incremental salvage vehicles received as a result of Hurricane Sandy have been sold.

Derivatives and Hedging

We have entered into two interest rate swaps to eliminate interest rate risk on our variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see Note 10. Derivatives and Hedging). Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any hedge ineffectiveness with the effective portion of the hedges’ change in fair value recorded in other comprehensive income or loss.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of July 31, 2013, 2012 and 2011 was $74.3 million, $55.0 million, and $46.8 million, respectively. Accumulated amortization expense related to software for July 31, 2013, 2012 and 2011 was $28.6 million, $19.1 million, and $10.2 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of $1.5 million.

Valuation of Goodwill

We evaluate the impairment of goodwill for our operating segments annually (or on an interim basis if certain indicators are present) by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segments could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Germany and Spain. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2013, we have $1.6 million of valuation allowance arising from both of our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

Historically, our income tax provision has been sufficient to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by several factors, including (i) the geographical allocation of our future earnings, (ii) the change in tax laws or our interpretation of tax laws, (iii) the changes in governing regulations and accounting principles, (iv) the changes in the valuation of our deferred tax assets and liabilities and (v) the outcome of the income tax examinations. As a result, we routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision.

Based on our results for the twelve months ended July 31, 2013, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $2.8 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $6.1 million as of July 31, 2013. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.0 million and our medical accrual would change by $0.4 million. If our total payroll changed by 10% we estimate that our workers’ compensation expense would change by less than $0.1 million and our accrual for workers’

compensation expenses would change by less than $0.1 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $0.1 million.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of July 31, 2013, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the twelve months ended July 31, 2013, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $368.8 million as of July 31, 2013. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Based on the average Credit Facility balance held during the year ended July 31, 2013, a 10% change in our interest rate would not materially affect our operating results.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance to mitigate the interest expense risk.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian, U.K., U.A.E., Brazilian, Spain and German operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the

U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro in which our revenues and profits are denominated would result in a decrease/increase to revenue of $22.8 million for the twelve months ended July 31, 2013.

Fluctuations in foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2013, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $45.4 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro will not have a material effect on our consolidated financial position.

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

Management assessed our internal control over financial reporting as of July 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013 of Copart, Inc. and our report dated September 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 30, 2013

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2013 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information required by this item concerning our Board of Directors, the members of our Audit Committee, our Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Proposal Number One Election of Directors,” “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end).

Information required by this item concerning our Executive Officers is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end).

Information required by this item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Corporate Governance and Board of Directors,” subheading “Director Nomination Process,” of our Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end).

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

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end) under the heading “Executive Compensation,” “Compensation of Non-Employee Directors,” and “Corporate Governance and Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end) under the headings “Security Ownership” and “Execution Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2013 fiscal year end).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

		Page
(a) 1.	Financial Statements: Index to Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	58
	Consolidated Balance Sheets at July 31, 2013 and 2012	59
	Consolidated Statements of Income for the years ended July 31, 2013, 2012 and 2011	60
	Consolidated Statements of Comprehensive Income for the years ended July 31, 2013, 2012 and 2011	61
	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2013, 2012 and 2011	62
	Consolidated Statements of Cash Flows for the years ended July 31, 2013, 2012 and 2011	63
	Notes to Consolidated Financial Statements	64
2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits: The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	January 10, 2012
3.2	Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.2	January 10, 2012
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003, between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
		8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2	Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
4.3	Amendment to Preferred Stock Rights Agreement, as of January 10, 2013, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.3	January 10, 2012

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.1*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.2*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 12, 2007
10.4*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.5*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.6*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.7	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010
10.8	Amendment to Credit Agreement between and between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011
10.9*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.10*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.11*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Registrant’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.12*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Registrant and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.13	Executive Officer Employment Agreement between the Registrant and Thomas Wylie, dated September 25, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 15, 2010
10.14	Executive Officer Employment Agreement between the Registrant and Vincent Phillips, dated April 12, 2010	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 15, 2010
10.15	Standard Industrial/Commercial single tenant lease-net dated January 3, 2011 between Partnership HealthPlan of California and the Registrant	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 10.21	September 28, 2011
10.16*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.17	Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.18	Executive Officer Employment Agreement between the Registrant and John Lindle, dated June 1, 2013	—	Filed herewith
14.01	Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1	List of subsidiaries of Registrant	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

Incorporated by reference herein
Exhibit Number	Description	Form	Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*	Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer

September 30, 2013

COPART, INC.

By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin Chief Financial Officer

September 30, 2013

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

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR A. Jayson Adair	Chief Executive Officer (Principal Executive Officer and Director)	September 30, 2013

/s/ WILLIAM E. FRANKLIN William E. Franklin	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2013

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chairman of the Board	September 30, 2013

/s/ JAMES E. MEEKS James E. Meeks	Director	September 30, 2013

/s/ STEVEN D. COHAN Steven D. Cohan	Director	September 30, 2013

/s/ DANIEL ENGLANDER Daniel Englander	Director	September 30, 2013

/s/ THOMAS N. TRYFOROS Thomas N. Tryforos	Director	September 30, 2013

/s/ MATT BLUNT Matt Blunt	Director	September 30, 2013

/s/ VINCENT W. MITZ Vincent W. Mitz	President and Director	September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated September 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 30, 2013

COPART, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,631	$140,112
Accounts receivable, net	182,714	137,900
Vehicle pooling costs	20,466	15,728
Inventories	10,736	8,494
Income taxes receivable	9,416	2,312
Deferred income taxes	2,216	3,600
Prepaid expenses and other assets	15,344	9,155
Assets held for sale	1,929	3,926
Total current assets	306,452	321,227
Property and equipment, net	677,517	587,163
Intangibles, net	17,706	7,985
Goodwill	267,463	196,438
Deferred income taxes	30,117	22,280
Other assets	35,226	18,907
Total assets	$1,334,481	$1,154,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$136,648	$102,677
Bank overdraft	16,291	—
Deferred revenue	4,832	5,390
Income taxes payable	4,741	3,082
Current portion of long-term debt and capital lease obligations	76,047	75,170
Total current liabilities	238,559	186,319
Deferred income taxes	8,071	7,186
Income taxes payable	23,091	22,531
Long-term debt and capital lease obligations	296,410	368,950
Other liabilities	5,949	7,897
Total liabilities	572,080	592,883

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 5,000,000 shares authorized; no shares issued and outstanding at July 31, 2013 and July 31, 2012, respectively	—	—
Common stock, $0.0001 par value — 180,000,000 shares authorized; 125,494,995 and 124,393,700 shares issued and outstanding at July 31, 2013 and 2012, respectively	13	12
Additional paid-in capital	368,769	326,187
Accumulated other comprehensive loss	(47,161)	(38,043)
Retained earnings	440,780	272,961
Total stockholders’ equity	762,401	561,117
Total liabilities and stockholders’ equity	$1,334,481	$1,154,000

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended July 31,
	2013	2012	2011
Service revenues and vehicle sales:
Service revenues	$849,667	$757,272	$713,093
Vehicle sales	196,719	166,919	159,153
Total service revenues and vehicle sales	1,046,386	924,191	872,246
Operating costs and expenses:
Yard operations	458,228	377,604	374,149
Cost of vehicle sales	167,236	136,971	125,202
General and administrative	137,930	114,492	107,605
Impairment of long-lived assets	—	8,771	—
Total operating costs and expenses	763,394	637,838	606,956
Operating income	282,992	286,353	265,290

Other (expense) income:
Interest expense	(10,267)	(11,341)	(4,078)
Interest income	638	357	493
Other income, net	3,509	2,687	2,172
Total other expense	(6,120)	(8,297)	(1,413)
Income before income taxes	276,872	278,056	263,877
Income taxes	96,847	95,937	97,502
Net income	$180,025	$182,119	$166,375

Earnings per share — basic
Basic net income per share	$1.44	$1.42	$1.10
Weighted average common shares outstanding	124,912	128,120	151,298

Earnings per share — diluted
Diluted net income per share	$1.39	$1.39	$1.08
Diluted weighted average common shares outstanding	129,781	131,428	153,352

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended July 31,
	2013	2012	2011
Net income, as reported	$180,025	$182,119	$166,375
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax effects of $(1,647), $1,045, and $0	2,993	(1,749)	—
Reclassification adjustment of interest rate swaps to net income, net of tax effects of $874, $717, and $0	(1,624)	(1,361)	—
Foreign currency translation adjustments	(10,487)	(11,708)	9,516
Total comprehensive income	$170,907	$167,301	$175,891

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balances at July 31, 2010	168,726,126	17	365,490	(32,741)	754,468	1,087,234
Net income	—	—	—	—	166,375	166,375
Currency translation adjustment	—	—	—	9,516	—	9,516
Exercise of stock options, net of repurchased shares	866,526	—	6,486	—	(3,639)	2,847
Employee stock-based compensation and related tax benefit	—	—	22,645	—	—	22,645
Shares issued for Employee Stock Purchase Plan	127,192	—	1,957	—	—	1,957
Shares repurchased	(37,708,810)	(4)	(82,651)	—	(652,747)	(735,402)
Balances at July 31, 2011	132,011,034	13	313,927	(23,225)	264,457	555,172
Net income	—	—	—	—	182,119	182,119
Currency translation adjustment	—	—	—	(11,708)	—	(11,708)
Interest rate swap, net of tax effects	—	—	—	(3,110)	—	(3,110)
Exercise of stock options, net of repurchased shares	1,165,605	—	13,202	—	(2,777)	10,425
Employee stock-based compensation and related tax benefit	—	—	26,158	—	—	26,158
Shares issued for Employee Stock Purchase Plan	97,769	—	1,957	—	—	1,957
Shares repurchased	(8,880,708)	(1)	(29,057)	—	(170,838)	(199,896)
Balances at July 31, 2012	124,393,700	$12	$326,187	$(38,043)	$272,961	$561,117
Net income	—	—	—	—	180,025	180,025
Currency translation adjustment	—	—	—	(10,487)	—	(10,487)
Interest rate swap, net of tax effects	—	—	—	1,369	—	1,369
Exercise of stock options, net of repurchased shares	1,516,534	1	21,370	—	(943)	20,428
Employee stock-based compensation and related tax benefit	—	—	21,886	—	—	21,886
Shares issued for Employee Stock Purchase Plan	84,761	—	1,948	—	—	1,948
Shares repurchased	(500,000)	—	(2,622)	—	(11,263)	(13,885)
Balances at July 31, 2013	125,494,995	$13	$368,769	$(47,161)	$440,780	$762,401

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$180,025	$182,119	$166,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,728	48,167	45,694
Allowance for doubtful accounts	(356)	(192)	270
Impairment of long-lived assets	—	8,771	—
Stock-based compensation	19,557	21,791	19,007
Excess tax benefits from stock-based compensation	(6,097)	(4,367)	(3,547)
(Gain)/loss on sale of property and equipment	(962)	(143)	1,882
Deferred income taxes	(3,605)	(17,579)	(2,099)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,171)	(16,004)	(12,506)
Vehicle pooling costs	(3,626)	1,142	13,201
Inventories	(1,777)	(218)	(2,666)
Prepaid expenses and other current assets	(5,971)	6,026	4,785
Other assets	(18,714)	(1,951)	739
Accounts payable and accrued liabilities	14,749	(3,805)	5,255
Deferred revenue	(871)	(243)	(5,015)
Income taxes receivable	(752)	7,082	9,456
Income taxes payable	1,609	(2,545)	2,529
Other liabilities	560	1,622	(428)
Net cash provided by operating activities	199,326	229,673	242,932
Cash flows from investing activities:
Purchases of property and equipment	(130,265)	(54,832)	(70,170)
Proceeds from sale of property and equipment	3,077	1,268	20,602
Proceeds from sale of assets held for sale	3,189	8,041	—
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(84,022)	(2,564)	(34,912)
Net cash used in investing activities	(208,021)	(48,087)	(84,480)
Cash flows from financing activities:
Proceeds from the exercise of stock options	21,442	13,651	7,082
Excess tax benefits from stock-based compensation	6,097	4,367	3,547
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,948	1,957	1,957
Repurchases of common stock	(15,009)	(203,285)	(739,638)
Change in bank overdraft	16,291	—	—
Proceeds from issuance of long-term debt	—	125,000	400,000
Debt offering costs	—	(313)	(2,023)
Principal payments on long-term debt	(96,660)	(56,250)	(25,000)
Net cash used in financing activities	(65,891)	(114,873)	(354,075)
Effect of foreign currency translation	(1,895)	(610)	1,444
Net (decrease) increase in cash and cash equivalents	(76,481)	66,103	(194,179)
Cash and cash equivalents at beginning of period	140,112	74,009	268,188
Cash and cash equivalents at end of period	$63,631	$140,112	$74,009
Supplemental disclosure of cash flow information:
Interest paid	$10,267	$11,333	$3,894
Income taxes paid	$95,182	$106,581	$85,145

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013, 2012 AND 2011

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

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Second Generation (VB2) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.) and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

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

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of the Company’s current North American contracts, collecting the proceeds from the member. The Company applies Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13) for revenue recognition. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement services meet the

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The estimated selling price of each service is determined based on management’s best estimate and allotted based on the relative selling price method.

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

The Company applies the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, double freight and re-handling costs be recognized as current period charges regardless of whether they meet the criteria of “abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

In early November 2012, Hurricane Sandy hit the northeastern coast of the United States. As a result of the extensive flooding that it caused, the Company expended additional costs for (i) temporary storage facilities; (ii) premiums for subhaulers as they were reassigned from other regions; and (iii) labor costs incurred for overtime, travel and lodging due to the reassignment of employees to the affected region. These costs, which are characterized as “abnormal” under ASC 330, Inventory, were expensed as incurred and not included in inventory. At July 31, 2013, the incremental salvage vehicles received as a result of Hurricane Sandy have been sold.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real and the Euro are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations are as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2011	$(23,225)
Loss on foreign currency translation	(11,708)
Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Loss on foreign currency translation	(10,487)
Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of July 31, 2013 and July 31, 2012, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 9. Long-Term Debt for fair value disclosures related to the Company’s long-term debt.

Derivatives and Hedging

The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging (see Note 10. Derivatives and Hedging). Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel and equipment maintenance and repair. The Company recognizes, within yard operation expenses, the costs of pre-sale services, including towing, title processing, and preparation and storage, at the time the related services are provided.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional services, system maintenance and enhancements and marketing expenses.

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $5.0 million, $6.5 million and $8.8 million in fiscal 2013, 2012 and 2011, respectively.

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

Bank Overdraft

As a result of maintaining a consolidated cash management system, the Company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting bank overdraft position is included in current liabilities.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

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

No single customer accounted for more than 10% of our revenues in fiscal 2013, 2012 and 2011. At July 31, 2013, one customer accounted for more than 10% of the Company’s accounts receivables and at July 31, 2012 no single customer accounted for more than 10% of the Company’s accounts receivables.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

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

Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of its 2013 fiscal year utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

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

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which is $225,000 per claim. In addition, each of the Company’s policies contains an aggregate stop loss which limits its ultimate exposure. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated results of operations, financial position or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2013 and 2012 the total amount reserved for related self-insured claims is $6.1 million and $5.7 million, respectively.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

Stock-Based Compensation

The Company accounts for our stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors based on estimated fair value. The Company adopted ASC 718 using the modified-prospective transition method. Under this transition method, stock-based compensation cost recognized in the fiscal years ended July 31, 2013, 2012 and 2011 includes stock-based compensation expense for all stock-based payment awards granted prior to, but not yet vested as of August 1, 2005, based on the measurement date (generally the grant date) fair value estimated in accordance with the original provisions of ASC 718, and stock-based compensation expense for all stock-based payment awards granted subsequent to August 1, 2005, based on the measurement date fair value estimated in accordance with the provisions of ASC 718. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31, 2013	July 31, 2012	July 31, 2011
Expected life (in years)	5.2 – 6.9	5.2 – 6.8	5.3 – 6.8
Risk-free interest rate	.61 – 1.5%	.68 – 1.7%	1.7 – 2.9%
Estimated volatility	24 – 26%	24 – 26%	26 – 31%
Expected dividends	0%	0%	0%
Weighted average fair value at measurement date	$7.87	$6.01	$6.59

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

Net cash proceeds from the exercise of stock options were $21.4 million, $13.7 million and $7.1 million for the years ended July 31, 2013, 2012 and 2011 respectively. The Company realized an income tax benefit of $6.1 million, $4.4 million and $3.5 million from stock option exercises during the years ended July 31, 2013, 2012 and 2011 respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2013 and 2012 accumulated other comprehensive loss was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. For the year ended July 31, 2011 the only item in accumulated other comprehensive loss was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public entities during the interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated results of operations and financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated results of operations and financial position.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning September 15, 2012. The Company’s adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated results of operations and financial position.

In February 2013, the FASB issued ASU 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company’s adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the classifications used in fiscal 2013.

(2)	Acquisitions

Fiscal 2013 Transactions

During the year ended July 31, 2013, the Company acquired 100% of the voting stock of Salvage Parent, Inc., which conducts business primarily as Quad City Salvage Auction, Crashed Toys, and Desert View Auto Auctions. Combined, these businesses operate at 39 locations in 14 states. The Company also acquired salvage vehicle auction business’ in Brazil and U.A.E.; two auction platforms in Germany and Spain; as well as the assets of Gainesville Salvage Disposal and Auto Salvage Auction, Inc., salvage vehicle auction companies with locations in Gainesville, GA, and Davison and Ionia, MI, for a total purchase price of $87.9 million.

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase price reflects a number of factors including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies brought to existing operations. The goodwill arising from these acquisitions is within Level III of the fair value hierarchy as it is valued using unobservable inputs primarily from third party valuation specialists. Goodwill is not amortized for financial reporting purposes, but may be amortized for tax purposes. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from 3 to 8 years. The purchase price allocation for Salvage Parent, Inc, and the acquired auction platform in Spain are not final for property and equipment, income taxes and intangible assets acquired pending the final valuation by the Company’s valuation specialists and liability exposure. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company’s consolidated financial position and results of operations.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed (in thousands) for these acquisitions:

Total cash paid, net of cash acquired	$84,022
Contingent consideration	3,869
Total acquisition price	$87,891
Allocation of the acquisition price:
Accounts receivable and prepaid expenses	15,348
Deferred income taxes	5,890
Vehicle pooling costs	1,187
Property and equipment	21,158
Inventory	594
Intangible assets	14,922
Goodwill	73,414
Liabilities assumed	(44,622)
Fair value of net assets and liabilities acquired	$87,891

The acquisitions do not result in a significant change in the Company’s consolidated results of operations individually nor in the aggregate; therefore pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition dates. The acquisition-related expenses incurred during the year ended July 31, 2013 were not significant and are included in general and administrative expenses in the Company’s consolidated financial position and results of operations.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

(3)	Cash, Cash Equivalents and Marketable Securities

As of July 31, 2013, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$47,675	$—	$—	$—	$47,675
Money market funds	15,956	—	—	—	15,956
Total	$63,631	$—	$—	$—	$63,631

As of July 31, 2012, cash and cash equivalents include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$96,779	$—	$—	$—	$96,779
Money market funds	43,333	—	—	—	43,333
Total	$140,112	$—	$—	$—	$140,112

The Company invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash and cash equivalents are placed with high credit quality financial institutions.

(4)	Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	Years Ended July 31,
	2013	2012
Advance charges receivable	$118,584	$85,237
Trade accounts receivable	65,660	53,163
Other receivables	1,153	2,420
	185,397	140,820
Less allowance for doubtful accounts	(2,683)	(2,920)
	$182,714	$137,900

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts are as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Charged to Costs And Expenses	Deductions to Bad Debt	Balance at End of Year
July 31, 2013	$2,920	$1,424	$(1,661)	$2,683
July 31, 2012	3,122	1,626	(1,828)	2,920
July 31, 2011	2,841	478	(197)	3,122

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

(5)	Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	Years Ended July 31,
	2013	2012
Transportation and other equipment	$58,016	$52,066
Office furniture and equipment	59,936	53,363
Software	74,261	54,399
Land	443,126	350,463
Buildings and leasehold improvements	414,284	400,302
	1,049,623	910,593
Less accumulated depreciation and amortization	(372,106)	(323,430)
	$677,517	$587,163

Depreciation expense on property and equipment was $42.0 million, $34.8 million and $40.2 million for the fiscal years ended July 31, 2013, 2012 and 2011 respectively. Amortization expense of software was $9.5 million, $8.9 million and $0.8 million for the fiscal years ended July 31, 2013, 2012 and 2011 respectively.

(6)	Goodwill

The change in carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2011	$198,620
Goodwill recorded during the period	1,420
Effect of foreign currency translation	(3,602)
Balance as of July 31, 2012	$196,438
Goodwill recorded during the period	73,414
Effect of foreign currency translation	(2,389)
Balance as of July 31, 2013	$267,463

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2013 and 2012 and goodwill was not impaired. As of July 31, 2013 and 2012, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

(7)	Intangibles, Net

Intangible assets consist of the following (in thousands, except remaining useful life):

	July 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$12,515	$(10,965)	$1,550	4
Supply contracts	26,322	(21,757)	4,565	8
Customer relationships	7,389	(395)	6,994	6
Trade name	2,998	(402)	2,596	4
Licenses and databases	3,306	(1,305)	2,001	3
	$52,530	$(34,824)	$17,706

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

	July 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Amortized intangible assets:
Covenants not to compete	$11,087	$(10,685)	$402	4
Supply contracts	26,041	(18,762)	7,279	6
Licenses and databases	1,316	(1,012)	304	1
	$38,444	$(30,459)	$7,985

Aggregate amortization expense on intangible assets was $4.8 million, $4.5 million and $4.7 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2013 intangible assets is expected to be as follows (in thousands):

2014	$4,266
2015	3,958
2016	3,307
2017	2,399
2018	1,769
Thereafter	2,007
$17,706

(8)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	Years Ended July 31,
	2013	2012
Trade accounts payable	$34,488	$16,353
Accounts payable to sellers	36,073	36,153
Accrued insurance	6,048	5,686
Accrued compensation and benefits	21,978	16,791
Buyer deposits and prepayments	25,384	18,061
Other accrued liabilities	12,677	9,633
	$136,648	$102,677

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

to $500.0 million. On March 1, 2013, the Company amended the credit agreement to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at July 31, 2013 had $368.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011 with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During the twelve months ended July 31, 2013, the Company made principal repayments of $75.0 million. The Company has $1.2 million deferred financing costs in other assets as of July 31, 2013.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 10. Derivatives and Hedging) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at July 31, 2013, totaled $368.8 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. At July 31, 2013, the Company’s interest rate is the 0.20% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company’s consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowing under which the interest accrued under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2013 and is classified within level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of July 31, 2013.

The Company’s Term Loan requires quarterly payments of $18.8 million, and the Term Loan matures and all outstanding borrowings are due on December 14, 2015. At July 31, 2013, future annual payments are as follows (in thousands):

Years Ending July 31,	Term Loan
2014	$75,000
2015	75,000
2016	218,750
$368,750

(10)	Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at July 31, 2013 totaled $368.8 million. The first swap fixed the Company’s interest rate at 85 basis points plus the one month LIBOR rate on

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

the first $287.5 million of its term debt. The second swap fixed the Company’s interest rate at 69 basis points plus the one month LIBOR rate on the next $81.3 million of its term debt.

The swap is a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded in other liabilities at its fair value, which at July 31, 2013 is $2.7 million. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedge’s change in fair value recorded in other comprehensive income or loss. The Company has reclassified $2.5 million and $2.1 million for the year ended July 31, 2013 and 2012, respectively, out of other comprehensive income into interest expense.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 9. Long-Term Debt). At July 31, 2013, the notional amount of the interest rate swaps was equal to the Term Loan balance, $368.8 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swap could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swap is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swap. As of July 31, 2013 and 2012, the Company’s fair value of the interest rate swaps, a Level II financial instrument, were $2.7 million and $4.9 million, respectively, and are classified as other liabilities in the accompanying consolidated balance sheet.

(11)	Stockholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, with a par value of $0.0001, of which 125,494,995 shares were issued and outstanding at July 31, 2013. As of July 31, 2013 and 2012, the Company has reserved 16,606,389 and 18,170,575 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,240,888 and 1,325,651 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of 5 million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2013 or 2012, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchase

On September 22, 2011, the Company’s board of directors approved a 40 million share increase in the Company’s stock repurchase program that was originally implemented in 2003, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For the year ended July 31, 2013, the Company repurchased 500,000 shares of our common stock at a weighted average price of $27.77. For the year ended July 31, 2012, the Company repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. For the year ended July 31, 2011, the Company repurchased 13,364,634 shares of our common stock at a weighted average price of $20.42. As of

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

July 31, 2013, the total number of shares repurchased under the program was 50,286,782 and 47,713,218 shares were available for repurchase under the program. See Note 17. Related Party Transactions, for discussion of related party stock repurchases.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of its common stock at a price of $19.00 per share. Directors and executive officers of Copart were expressly prohibited from participating in the tender offer by our board of directors under the Company’s Insider Trading Policy. In connection with the tender offer, the Company accepted for purchase 24,344,176 shares of its common stock. The shares accepted for purchase are comprised of the 21,052,630 shares the Company offered to purchase and an additional 3,291,546 shares purchased pursuant to the Company’s right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company’s repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The impact dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2013 is less than $0.01.

In the second, third and fourth quarters of fiscal year 2011, certain executive officers exercised stock options through cashless exercises. In the first, second and third quarters of fiscal year 2012 and the second quarter of fiscal year 2013, certain executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $0.6 million, $2.6 million and $4.2 million, in fiscal 2013, 2012 and 2011, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000’s)
FY 2011—Q2	177,500	$8.47	76,050	37,834	63,616	$19.76	$748
FY 2011—Q3	548,334	$11.02	295,496	118,032	134,806	$20.40	$2,408
FY 2011—Q4	180,000	$9.48	76,396	48,366	55,238	$22.33	$1,080
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	$9.00	7,506	4,584	7,910	$23.98	$110
FY 2012—Q3	322,520	$10.74	131,299	85,683	105,538	$26.38	$2,260
FY 2013—Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during each of fiscal 2013, 2012 and 2011 was 84,761, 97,769

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

and 127,192, respectively. As of July 31, 2013, there have been 3,759,112 shares of common stock issued pursuant to the ESPP and 1,240,888 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (the Plan), presently covering an aggregate of 8.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. At July 31, 2013, 1,684,091 shares were available for future grant under the Plan.

In April 2009, the Compensation Committee of the Company’s Board of Directors, following stockholder approval of proposed grants at a special meeting of stockholders, approved the grant to each Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Office (and then President), of nonqualified stock options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $15.11 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option will become fully vested, assuming continued service, on April 14, 2014, the fifth anniversary of the date of grant. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason, then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The total compensation expense to be recognized by the Company over the five year service period is $26.1 million dollars per grant. The Company recognized $10.2 million in compensation expense in fiscal 2013, 2012 and 2011, relating to these grants.

The following table sets forth stock-based compensation expense included in the company’s consolidated statements of income (in thousands):

	Years Ended July 31,
	2013	2012	2011
General and administrative	$17,135	$18,802	$17,976
Yard operations	2,289	2,989	1,031
Total	$19,424	$21,791	$19,007

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2013 and 2012.

A summary of the status of the Company’s non-vested shares as of July 31, 2013 and changes during fiscal 2013 is as follows:

	Number of Shares (in 000’s)	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2012	6,013	$6.59
Grants of non-vested shares	335	7.87

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

	Number of Shares (in 000’s)	Weighted Average Grant- date Fair Value
Vested	(2,889)	6.57
Forfeitures or expirations	(63)	6.06
Non-vested shares at July 31, 2013	3,396	$6.55

Option activity for the year ended July 31, 2013 is summarized as follows:

	Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at July 31, 2012	16,179	$16.24	6.60	$121,977
Grants of options	335	29.76	—	—
Exercises	(1,529)	13.78	—	—
Forfeitures or expirations	(63)	24.50	—	—
Outstanding at July 31, 2013	14,922	$16.75	5.91	$235,086
Exercisable at July 31, 2013	11,526	$16.03	5.58	$190,003
Vested and expected to vest at July 31, 2013	14,438	$16.73	5.91	$227,892

As required by ASC 718, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2013 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2013. The aggregate intrinsic value of options exercised was $25.4 million, $16.6 million and $16.2 million in the fiscal years ended July 31, 2013, 2012 and 2011, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2013, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $20.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 1.83 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested in fiscal 2013, 2012 and 2011 is $22.9 million, $20.9 million and $19.6 million, respectively.

A summary of stock options outstanding and exercisable at July 31, 2013 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2013 (in 000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2013 (in 000’s)	Weighted Average Exercise Price
$9.00–$14.88	774	2.90	$12.30	774	$12.30
$15.11–$15.11	8,000	5.70	$15.11	6,800	$15.11
$16.38–$20.56	5,063	6.11	$18.28	3,666	$17.99
$21.05–$35.72	1,085	8.65	$25.03	286	$22.85
	14,922	5.91	$16.75	11,526	$16.03

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

(12)	Income Taxes

Income before taxes consists of the following (in thousands):

	Years Ended July 31,
	2013	2012	2011
U.S.	$236,118	$237,596	$234,035
Non-U.S.	40,754	40,460	29,842
Total income before taxes	$276,872	$278,056	$263,877

The Company’s income tax expense (benefit) from continuing operations consists of (in thousands):

	Years Ended July 31,
	2013	2012	2011
Federal:
Current	$87,484	$102,152	$84,119
Deferred	(1,073)	(14,557)	278
	86,411	87,595	84,397
State:
Current	3,871	3,332	7,186
Deferred	66	(461)	(128)
	3,937	2,871	7,058
Foreign:
Current	9,090	8,460	5,818
Deferred	(2,591)	(2,989)	229
	6,499	5,471	6,047
	$96,847	$95,937	$97,502

A reconciliation by year of the expected U.S. statutory tax rate (35% of income before income taxes) to the actual effective income tax rate is as follows:

	Years Ended July 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	1.2	1.7
Foreign	(1.8)	(1.9)	(0.4)
Compensation and fringe benefits	0.1	—	0.2
Other differences	0.6	0.2	0.4
Effective tax rate	35.0%	34.5%	36.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below, (in thousands):

	Years Ended July 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$1,109	$1,013
Accrued compensation and benefits	29,909	23,902
State taxes	438	625
Accrued other	3,376	2,634
Deferred revenue	675	2,056

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

	Years Ended July 31,
	2013	2012
Property and equipment	11,651	10,969
Losses carried forward	4,494	1,028
Federal tax benefit	7,897	7,989
Total gross deferred tax assets	59,549	50,216
Less valuation allowance	(1,597)	(1,211)
Net deferred tax assets	57,952	49,005
Deferred tax liabilities:
Vehicle pooling costs	(6,814)	(4,537)
Prepaid insurance	(1,039)	(792)
Deferred revenue	—	—
Intangibles and goodwill	(25,757)	(24,758)
Workers’ compensation	(81)	(224)
Total gross deferred tax liabilities	(33,691)	(30,311)
Net deferred tax asset (liability)	$24,261	$18,694

The above net deferred tax asset and liability has been reflected in the accompanying consolidated balance sheets as follows (in thousands):

	Years Ended July 31,
	2013	2012
North America current liabilities	$2,216	$3,601
North America non-current assets	29,928	22,279
Foreign non-current liabilities	(7,883)	(7,186)
Net deferred tax asset (liability)	$24,261	$18,694

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2013 and 2012 was $1.6 million and $1.2 million, respectively.

The Company’s U.S. Federal net operating loss carry forward for income tax purpose is subject to various limitations under Sec 382 of the Internal Revenue Code.

At July 31, 2013 and 2012, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate is $17.2 million and $14.1 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits (in thousands):

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

	Years Ended July 31,
	2013	2012	2011
Balance as of August 1	$16,946	$18,794	$18,144
Increases related to current year tax positions	1,844	2,036	1,592
Prior year tax positions:
Prior year increase	1,474	618	519
Prior year decrease	—	(952)	(531)
Cash settlement	—	(452)	—
Lapse of statute of limitations	(3,086)	(3,098)	(930)
Balance at July 31	$17,178	$16,946	$18,794

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2013, 2012 and 2011, the Company had accrued interest and penalties related to the unrecognized tax benefits of $5.9 million, $5.6 million and $6.0 million, respectively.

The Company is currently under audit by the states of New York and South Carolina from fiscal years 2008 to 2012. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2010, excepting the jurisdictions currently under audit.

In fiscal years 2013, 2012 and 2011, the Company recognized a tax benefit of $6.1 million, $4.4 million and $3.5 million, respectively, upon the exercise of certain stock options which is reflected in stockholders’ equity.

The Company has not provided for U.S. federal income and foreign withholding taxes on its $80 million foreign subsidiaries’ undistributed earnings as of July 31, 2013, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed.

(13)	Net Income Per Share

The table below reconciles weighted average shares outstanding to weighted average shares and dilutive potential share outstanding (in thousands):

	Years Ended July 31,
	2013	2012	2011
Weighted average common shares outstanding	124,912	128,120	151,298
Effect of dilutive securities-stock options	4,869	3,308	2,054
Diluted weighted average common shares outstanding	129,781	131,428	153,352

There were no adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 298,408, 2,208,047 and 5,107,978 options to purchase the Company’s common stock that were outstanding at July 31, 2013, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

(14)	Segments and Other Geographic Information

The Company’s North American region and its U.K. region are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

The following geographic data is provided in accordance with ASC 280, Segment Reporting. Revenues are based upon the geographic location of the selling facility and are summarized in the following table (in thousands):

	Years Ended July 31,
	2013	2012	2011
North America	$826,030	$731,495	$681,274
United Kingdom	209,186	192,696	190,972
Other	11,170	—	—
	$1,046,386	$924,191	$872,246
International Total	$228,945	$199,322	$197,504

Long-lived assets based upon geographic location are summarized in the following table (in thousands):

	Years Ended July 31,
	2013	2012	2011
North America	$565,590	$514,527	$526,137
United Kingdom	102,934	91,543	95,638
Other	44,219	—	—
	$712,743	$606,070	$621,775
International Total	$151,179	$95,704	$100,217

(15)	Commitments and Contingencies

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

At July 31, 2013, future minimum lease commitments under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Years Ending July 31,	Capital Leases	Operating Leases
2014	$229	$23,162
2015	62	18,493
2016	6	15,343
2017	—	13,953
2018	—	12,168
Thereafter	—	48,060
	297	$131,179
Less amount representing interest	(8)
	$289

Facilities rental expense for the fiscal years ended July 31, 2013, 2012 and 2011 aggregated $20.6 million, $16.2 million and $17.4 million, respectively. Yard operations equipment rental expense for the fiscal

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

years ended July 31, 2013, 2012 and 2011 aggregated $2.8 million, $2.7 million and $3.3 million, respectively.

Commitments

Letters of Credit

The Company had outstanding letters of credit of $18.8 million at July 31, 2013, which are primarily used to secure certain insurance obligations.

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

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at its facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. On January 30, 2013, the Court granted the Company’s motion for summary judgment, finding that the Company did not owe any duty to Ms. Hill to preserve her car as evidence. The summary judgment resolves Ms. Hill’s claim against the Company in its entirety in favor of the Company. On February 22, 2013, Ms. Hill’s attorneys filed an appeal of the summary judgment. The Company believes the claim is without merit and intends to vigorously defend the appeal.

On April 16, 2013, Lexington Insurance Company, as subrogee of Thomas Properties Group, Inc., filed suit in the 125th Judicial District of Harris County, Texas, against the Company, Sandra Jean Rodriguez (an individual) and Balboa Insurance Company, Inc. The complaint alleges spoliation of evidence, negligence, and breach of bailment contract against the Company. Plantiff seeks compensatory and/or economic damages in an undisclosed amount, and for other unnamed relief, general or specific, at law or in equity, to which plaintiff claims to be entitled. The Company believes the suit is without merit and intends to vigorously defend the action.

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

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our consolidated results of operations, financial position or

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when insurance is purchased.

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

Based on the opinion from the Company’s outside law firm and advice from outside tax advisors, the Company has adequately provided for the payment of this assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

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

The Company leases certain of its facilities from officers and/or directors of the Company under various lease agreements. Rental payments under these leases totaled $0.4 million, $0 million and $0.05 million for the years ended July 31, 2013, 2012 and 2011, respectively.

During the year ended July 31, 2011, the Company purchased three houses from executives who relocated to the corporate headquarters in Dallas, Texas. During the year ended July 31, 2012, the Company

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

purchased three houses from executives who relocated to the corporate headquarters in Dallas, Texas. During the year ended July 31, 2013, the Company purchased one commercial property from an executive who relocated to the corporate headquarters in Dallas, Texas. As of July 31, 2013, one commercial property remained unsold and is reported in assets held for sale.

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

There were no amounts due to or from related parties at July 31, 2013 and 2012.

(18)	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized an expense of $0.5 million, $0.5 million and $0.4 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for most of its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized an expense of $0.2 million, $0.2 million, and $0.2 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively, related to this plan.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

(19)	Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in fiscal 2012. The restructuring-related costs are as follows (in thousands):

	Years Ended July 31,
	2013	2012	2011
General and Administrative
Severance	$978	$1,675	$1,190
Relocation	759	534	—
Total general and administrative	$1,737	$2,209	$1,190
Yard Operations
Severance	$—	$—	$—
Relocation	189	745	183
Impairment	—	1,123	—
Total yard operations	$189	$1,868	$183

The movements in the severance accrual are as follows (in thousands):

Description and Fiscal Year	Balance at Beginning of Year	Expense	Payments	Balance at End of Year
July 31, 2013	$1,800	978	554	$2,224
July 31, 2012	$1,051	1,675	926	$1,800

The Company started transitioning its data center to a third party managed data center during the year ended July 31, 2013. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. Additionally, facility depreciation related to the Company’s IT operations, currently located in the Company’s offices in Fairfield, CA, was accelerated as the department is relocating to the Dallas, TX corporate headquarters. These changes in estimate are accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. These changes will result in $2.9 million in accelerated depreciation expense to be recorded in fiscal 2014. This change resulted in $7.0 million in additional depreciation for the year ended July 31, 2013.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2013, 2012 AND 2011

(20)	Quarterly Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2013	First	Second	Third	Fourth
Revenues	$238,866	$266,185	$277,638	$263,697
Operating income	$74,357	$62,770	$82,813	$63,052
Income before income taxes	$71,588	$61,117	$82,005	$62,162
Net income	$45,845	$39,640	$53,236	$41,304
Basic net income per share	$0.37	$0.32	$0.42	$0.33
Diluted net income per share	$0.36	$0.31	$0.41	$0.32

	Fiscal Quarter
Fiscal Year 2012	First	Second	Third	Fourth
Revenues	$225,626	$227,904	$244,105	$226,556
Operating income	$65,376	$63,539	$87,944	$69,494
Income before income taxes	$63,815	$62,216	$84,547	$67,478
Net income	$41,149	$40,603	$55,471	$44,896
Basic net income per share	$0.32	$0.32	$0.44	$0.36
Diluted net income per share	$0.31	$0.31	$0.43	$0.35

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.18	Executive Officer Employment Agreement between the Registrant and John Lindle, dated June 1, 2013	—	Filed herewith
21.1	List of subsidiaries of Registrant	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1	Power of Attorney (included on signature page)	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.