Form 10-K/A
period 2013-07-31
COPART INC
filed 2013-10-02
CIK 900075

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

EXPLANATORY NOTE

Copart, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2013, which was originally filed with the Securities and Exchange Commission on September 30, 2013 (the “Original Filing”), solely to amend Item 15, Exhibits and Financial Statement Schedules, in order to re-file Exhibit 23.1 to include the electronic signature for the Consent of Independent Registered Public Accounting Firm in Exhibit 23.1 that had been issued to us and was mistakenly excluded from our Original Filing. Accordingly, this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the list of exhibits filed with this Amendment No. 1, and the signature page. Other than as noted herein, this Amendment No. 1 does not modify or update any disclosures made in the Original Filing or reflect events that may have occurred subsequent to the filing date of the Original Filing.

EXHIBITS FILED WITH THIS AMENDMENT NO. 1

Exhibit No.	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized, on October 2, 2013.

Registrant
Copart, Inc.
By:	/s/ A. Jayson Adair
A. Jayson Adair Chief Executive Officer

Copart, Inc.
By:	/s/ William E. Franklin
William E. Franklin Chief Financial Officer

EXHIBIT INDEX

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.