Form 10-Q
period 2013-10-31
COPART INC
filed 2013-12-10
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2013

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

Number of shares of Common Stock outstanding as of December 10, 2013: 125,556,302

Copart, Inc.

Index to the Quarterly Report

October 31, 2013

Description
PART I — Financial Information	3
Item 1 — Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Overview	17
Acquisitions and New Operations	18
Critical Accounting Policies and Estimates	19
Results of Operations	23
Liquidity and Capital Resources	24

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 — Controls and Procedures	28
Evaluation of Disclosure Controls and Procedures	28
Changes in Internal Controls	28

PART II — Other Information	28
Item 1 — Legal Proceedings	28
Item 1A — Risk Factors	28
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6 — Exhibits	39
Signatures	40

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	October 31, 2013	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,052	$63,631
Accounts receivable, net	187,615	182,714
Vehicle pooling costs	21,302	20,466
Inventories	9,205	10,736
Income taxes receivable	1,846	9,416
Deferred income taxes	2,656	2,216
Prepaid expenses and other assets	19,350	15,344
Assets held for sale	1,929	1,929
Total current assets	320,955	306,452
Property and equipment, net	692,398	677,517
Intangibles, net	15,907	17,706
Goodwill	281,447	267,463
Deferred income taxes	29,029	30,117
Other assets	57,652	35,226
Total assets	$1,397,388	$1,334,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$154,847	$136,648
Bank overdraft	-	16,291
Deferred revenue	4,179	4,832
Income taxes payable	21,576	4,741
Current portion of long-term debt and capital lease obligations	77,305	76,047
Total current liabilities	257,907	238,559
Deferred income taxes	7,475	8,071
Income taxes payable	23,399	23,091
Long-term debt and capital lease obligations	280,121	296,410
Other liabilities	5,839	5,949
Total liabilities	574,741	572,080
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	-	-
Common stock, $0.0001 par value - 180,000,000 shares authorized; 125,547,268 and 125,494,995 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	13	13
Additional paid-in capital	373,177	368,769
Accumulated other comprehensive loss	(32,680)	(47,161)
Retained earnings	482,137	440,780
Total stockholders' equity	822,647	762,401
Total liabilities and stockholders' equity	$1,397,388	$1,334,481

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Service revenues and vehicle sales:
Service revenues	$226,363	$195,179
Vehicle sales	53,520	43,687
Total service revenues and vehicle sales	279,883	238,866

Operating costs and expenses:
Yard operations	125,956	97,119
Cost of vehicle sales	46,091	36,311
General and administrative	42,877	31,079
Total operating costs and expenses	214,924	164,509
Operating income	64,959	74,357
Other (expense) income:
Interest expense	(2,286)	(2,632)
Interest income	149	156
Other income (expense), net	1,423	(293)
Total other expense	(714)	(2,769)
Income before income taxes	64,245	71,588
Income taxes	22,823	25,743
Net income	$41,422	$45,845

Earnings per share-basic
Basic net income per share	$0.33	$0.37
Weighted average common shares outstanding	125,460	124,302

Earnings per share-diluted
Diluted net income per share	$0.32	$0.36
Diluted weighted average common shares outstanding	130,706	128,473

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net income, as reported	$41,422	$45,845
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax effects of $(164) and $(389)	301	692
Reclassification adjustment of interest rate swaps to net income, net of tax effects of $208 and $233	(378)	(416)
Foreign currency translation adjustments	14,558	7,062
Total comprehensive income	$55,903	$53,183

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$41,422	$45,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,504	12,839
Allowance for doubtful accounts	350	-
Stock-based compensation	4,867	5,174
Excess benefits from stock-based compensation	(58)	(1,922)
Loss on sale of property and equipment	(674)	(204)
Deferred incomes taxes	(3,010)	(3,778)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,706)	(9,596)
Vehicle pooling costs	(693)	(29)
Inventories	1,759	1,011
Prepaid expenses and other current assets	(3,699)	(635)
Other assets	(15,027)	(6,039)
Accounts payable and accrued liabilities	6,483	8,108
Deferred revenue	(654)	(174)
Income taxes receivable	7,633	3,067
Income taxes payable	16,909	21,517
Other liabilities	2,309	131
Net cash provided by operating activities	67,715	75,315
Cash flows from investing activities:
Purchases of property and equipment	(21,302)	(47,620)
Proceeds from sale of property and equipment	853	33
Proceeds from sale of assets held for sale	-	861
Investment in escrow	-	(11,167)
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(293)	(449)
Net cash used in investing activities	(20,742)	(58,342)
Cash flows from financing activities:
Proceeds from the exercise of stock options	82	4,148
Excess tax benefit from stock-based payment compensation	58	1,922
Repurchases of common stock	(80)	(13,885)
Change in bank overdraft	(16,291)	-
Principal payments on long-term debt	(18,750)	(18,755)
Net cash used in financing activities	(34,981)	(26,570)

Effect of foreign currency translation	1,429	915
Net increase (decrease) in cash and cash equivalents	13,421	(8,682)
Cash and cash equivalents at beginning of period	63,631	140,112
Cash and cash equivalents at end of period	$77,052	$131,430
Supplemental disclosure of cash flow information:
Interest paid	$2,286	$2,584
Income taxes paid	$1,548	$4,949

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2013
(Unaudited)

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.) and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies. Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of October 31, 2013 and July 31, 2013, its consolidated statement of income for the three months ended October 31, 2013 and 2012, its consolidated statement of comprehensive income for the three months ended October 31, 2013 and 2012, and its consolidated statement of cash flows for the three months ended October 31, 2013 and 2012. Interim results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2014. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real and the Euro are the functional currencies of the Company's foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary's operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations are as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Loss on foreign currency translation	(10,487)
Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	14,558
Cumulative loss on foreign currency translation as of October 31, 2013	$(30,862)

Income Taxes and Deferred Tax Assets

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

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. generally accepted accounting principles. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The amounts recorded for financial instruments in the Company's condensed consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of October 31, 2013 and July 31, 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3. Long-Term Debt for fair value disclosures related to the Company's long-term debt.

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

Accounting for Acquisitions

Accounting for acquisitions requires the Company to recognize and measure identifiable assets acquired and liabilities assumed in the acquired entity. The accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, which are then either discounted at an estimated discount rate or measured at an estimated royalty rate, and the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for the Company. Historical experience is additionally utilized, in which historical or current costs have approximated fair value for certain assets acquired.

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

The Term Loan, which at October 31, 2013 had $350.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at October 31, 2013, totaled $350.0 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company's interest rate at October 31, 2013 is the 0.18% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2013 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of October 31, 2013.

NOTE 4 - Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at October 31, 2013 totaled $350.0 million. The first swap fixed the Company's interest rate at 85 basis points plus the one month LIBOR rate on the first $275.0 million of its term debt. The second swap fixed the Company's interest rate at 69 basis points plus the one month LIBOR rate on the next $75.0 million of its term debt.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and are recorded in other liabilities at their fair value, which at October 31, 2013 is $2.9 million. Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.6 million and $0.7 million for the three months ended October 31, 2013 and 2012, respectively, out of other comprehensive income into interest expense.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 3. Long-Term Debt). At October 31, 2013, the notional amount of the interest rate swaps was equal to the Term Loan balance, $350.0 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swap. As of October 31, 2013 and July 31, 2013, the Company's fair value of the interest rate swaps, a Level II financial instrument, were $2.9 million and $2.7 million, respectively, and are classified as other liabilities in the accompanying condensed consolidated balance sheet.

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	October 31, 2013	July 31, 2013
Amortized intangibles:
Covenants not to compete	$12,526	$12,515
Supply contracts	27,696	26,322
Customer relationships	7,513	7,389
Trade name	3,078	2,998
Licenses and databases	2,092	3,306
Accumulated amortization	(36,998)	(34,824)
Net intangibles	$15,907	$17,706

Aggregate amortization expense on amortizable intangible assets was $1.1 million for the three months ended October 31, 2013 and 2012.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2013	$267,463
Goodwill recorded during the period, see Note 13, Acquisitions	9,600
Effect of foreign currency exchange rates	4,384
Balance as of October 31, 2013	$281,447

NOTE 6 - Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended October 31,
	2013	2012
Basic weighted average shares outstanding	125,460	124,302
Effect of dilutive securities - stock options	5,246	4,171
Diluted weighted average shares outstanding	130,706	128,473

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 317,065 and 468,510 stock options for the three months ended October 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

NOTE 7 - Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the three months ended October 31, 2013:

	Shares (in 000s)	Weighted average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)

Outstanding at July 31, 2013	14,922	$16.75	5.91	$235,086
Grants of options	-	-
Exercises	(20)	$15.37
Forfeitures or expirations	-	-

Outstanding at October 31, 2013	14,902	$16.76	5.64	$230,571

Exercisable at October 31, 2013	12,169	$16.08	5.36	$196,496

As required by ASC 718, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 14,902,114 options that were in-the-money at October 31, 2013.

The table below sets forth the stock-based compensation recognized by the Company (in thousands):

	Three Months Ended October 31,
	2013	2012
General and administrative	$4,232	$ 4,570
Yard operations	635	604
	$4,867	$ 5,174

NOTE 8 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase its common stock during the three months ended October 31, 2013. The Company repurchased 500,000 shares of its common stock during the three months ended October 31, 2012, at a weighted average price of $27.77 per share totaling $13.9 million. The total number of shares repurchased under the program as of October 31, 2013 was 50,286,782 and 47,713,218 shares were available for repurchase under the program.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of its common stock at a price of $19.00 per share. Directors and executive officers of the Company were expressly prohibited from participating in the tender offer by our board of directors under the Company's Securities Trading Policy. In connection with the tender offer, the Company accepted for purchase 24,344,176 shares of its common stock. The shares accepted for purchase are comprised of the 21,052,630 shares the Company offered to purchase and an additional 3,291,546 shares purchased pursuant to the Company's right to purchase additional shares up to 2% of its outstanding shares. The shares purchased as a result of the tender offer are not part of the Company's repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long-term debt. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the three months ended October 31, 2013 is less than $0.01.

In the second quarter of fiscal 2013, certain executive officers exercised stock options through cashless exercises and in the first quarter of fiscal 2014, certain employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $0.6 million and $0.08 million in fiscal year 2013 and fiscal year 2014, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000's)
FY 2013-Q2	73,228	$ 8.89	18,127	17,461	37,640	$35.91	$627
FY 2014-Q1	14,000	$16.43	7,241	2,519	4,240	$31.77	$ 80

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company's stock repurchase program.

NOTE 9 - Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of October 31, 2013, the total gross unrecognized tax benefit was $23.4 million, including interest and penalty.

As of October 31, 2013, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable, in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the three months ended October 31, 2013 was $0.4 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The Company is currently under audit by the states of New York and South Carolina for fiscal years 2008 through 2012. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2010, excepting the jurisdictions currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

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

NOTE 10 - Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended October 31, 2013 that had or are expected to have a material impact on the Company's condensed consolidated results of operations and financial position.

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

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at its facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. On January 30, 2013, the Court granted the Company's motion for summary judgment, finding that the Company did not owe any duty to Ms. Hill to preserve her car as evidence. The summary judgment resolves Ms. Hill's claim against the Company in its entirety in favor of the Company. On February 22, 2013, Ms. Hill's attorneys filed an appeal of the summary judgment. Ms. Hill filed an initial brief, motion to supplement record on appeal, and a request for oral argument in August of 2013. In October 2013, the company filed our appeal brief setting forth our positional arguments. The Company believes the claim is without merit and intends to vigorously defend the appeal.

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

In connection with its response to Hurricane Sandy, the Company entered into various short-term lease/license agreements with certain land owners in New York and New Jersey to marshal and store storm damaged vehicles until they were sold. In November and December 2012, various actions were commenced against the Company and land owners. In New York, actions were brought by the Town of Southampton, the County of Suffolk, the Town of Brookhaven, and the New York State Department of Environmental Conservation (the DEC), seeking declaratory and injunctive relief as well as civil penalties, in connection with alleged violations of local zoning, land use and environmental regulations. The claims by the various plaintiffs have been mitigated with the removal of vehicles from the various short-term storage locations in New York. The claims brought by the DEC have all been resolved through entering into consent orders, which included administrative payments in amounts that are not material to the Company, and restoration of premises, which the Company is undertaking. The Company is defending the other New York claims and believes it has bona fide legal defenses.

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

NOTE 12 - Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. The restructuring-related costs are as follows (in thousands):

	Three Months Ended October 31,
	2013	2012
General and Administrative
Severance	$1,569	$286
Relocation	58	-
Total general and administrative	$1,627	$286
Yard Operations
Severance	$-	$-
Relocation	18	39
Total yard operations	$18	$39

The movements in the severance accrual are as follows (in thousands):

	Balance at July 31, 2013	Expense	Payments	Balance at October 31, 2013
Severance	$2,224	$1,569	$150	$3,643

The Company started transitioning its data center to a third party managed data center during the year ended July 31, 2013. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. Additionally, facility depreciation related to the Company's IT operations, currently located in the Company's offices in Fairfield, CA, was accelerated as the department is relocating to the Dallas, TX corporate headquarters. These changes in estimate are accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. These changes will result in $2.8 million in accelerated depreciation expense to be recorded in fiscal 2014. These changes resulted in $1.7 million and $0.7 million in additional depreciation in the three months ended October 31, 2013 and 2012, respectively.

NOTE 13 - Acquisitions

During the year ended July 31, 2013, the Company acquired 100% of the voting stock of Salvage Parent, Inc., which conducts business primarily as Quad City Salvage Auction, Crashed Toys, and Desert View Auto Auctions. Combined, these businesses operate at 39 locations in 14 states. The Company also acquired salvage vehicle auction businesses in Brazil and the U.A.E.; two auction platforms in Germany and Spain; as well as the assets of Gainesville Salvage Disposal and Auto Salvage Auction, Inc., salvage vehicle auction companies with locations in Gainesville, GA, and Davison and Ionia, MI, for a total purchase price of $88.2 million.

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price reflects a number of factors including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies brought to existing operations. The goodwill arising from these acquisitions is within Level III of the fair value hierarchy as it is valued using unobservable inputs primarily from third party valuation specialists. Goodwill is not amortized for financial reporting purposes, and most of the balance is not amortized for tax purposes. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from 3 to 8 years.

The purchase price allocation for Salvage Parent, Inc., and the acquired auction platform in Spain are not final for property and equipment, income taxes, liabilities and intangible assets acquired pending the final valuation by the Company's valuation specialists. During the three months ended October 31, 2013, the Company obtained new information related to the Company's liabilities and income taxes related to the acquisitions. The Company noted there was a pre-acquisition contingency related to a lack of documentation on the historical sales of Salvage Parent, Inc. that could expose the Company to additional liabilities. The Company notes the contingency could range from $7.0 million to $28.0 million. The Company has recorded its current estimate of the fair value of the potential exposure at $14.0 million within accrued liabilities on the condensed consolidated balance sheet. The Company notes this is its best estimate based on the currently available information and continues to gather information relating to this exposure and it could materially change. Any changes to this pre-acquisition contingency recorded during the measurement period related to new information will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to this pre-acquisition contingency will be reflected in the Company's results of operations. During the three months ended October 31, 2013, goodwill was adjusted by the change in liability exposure, working capital adjustments and deferred taxes on acquired intangible assets. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company's consolidated financial position and results of operations.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for these acquisitions (in thousands):

Total cash paid, net of cash acquired	$84,316
Contingent consideration	3,869
Total acquisition price	$88,185
Allocation of the acquisition price:
Accounts receivable and prepaid expenses	$20,348
Deferred income taxes	3,096
Vehicle pooling costs	1,187
Property and equipment	21,158
Inventory	594
Intangible assets	14,922
Goodwill	83,013
Liabilities assumed	(56,133)
Fair value of net assets and liabilities acquired	$88,185

The acquisitions do not result in a significant change in the Company's consolidated results of operations individually nor in the aggregate; therefore pro forma financial information has not been presented. The operating results have been included in the Company's consolidated financial position and results of operations since the acquisition dates.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price.

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

Acquisitions and New Operations

We have experienced significant growth in facilities as we have acquired 51 facilities and opened one new facility since August 1, 2012 through October 31, 2013. All of these acquisitions have been accounted for using the purchase method of accounting.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2012 through October 31, 2013:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Webster, New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain

*	Salvage Parent, Inc. conducts business primarily as Quad City Salvage Auction, Crashed Toys, and Desert View Auto Auctions. Combined, these businesses operate at 39 locations in 14 states.

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

In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) expanding our service offerings to sellers and members; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems and redeploying personnel, when necessary.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based compensation, purchase price allocations, long-lived asset impairment calculations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for multiple deliverables revenue arrangements to:

(i)provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated;

(ii)require an entity to allocate consideration in an arrangement using its best estimate of selling prices (BSP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

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

Fair Value of Financial Instruments

We record our financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. generally accepted accounting principles. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update 2011-04, we consider fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The amounts recorded for financial instruments in our condensed consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of October 31, 2013 and July 31, 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3. Long-Term Debt for fair value disclosures related to our long-term debt.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of October 31, 2013 and July 31, 2013 was $77.3 million and $74.3 million, respectively. Accumulated amortization expense related to software for October 31, 2013 and July 31, 2013 totaled $31.0 million and $28.6 million, respectively.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of October 31, 2013, we have $1.6 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

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

Based on our results for the three months ended October 31, 2013, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $0.6 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.3 million as of October 31, 2013. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.1 million and our medical accrual would change by $0.4 million. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by less than $0.1 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $0.1 million.

Accounting for Acquisitions

Accounting for acquisitions requires us to recognize and measure identifiable assets acquired and liabilities assumed in the acquired entity. The accounting for acquisitions involves significant judgments and estimates, including the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, which are then either discounted at an estimated discount rate or measured at an estimated royalty rate, and the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data, estimates of long-term rates of growth for our business. Historical experience is additionally utilized, in which historical or current costs have approximated fair value for certain assets acquired.

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

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2013	Percentage of Revenue	2012	Percentage of Revenue
Service revenues	$226,363	81%	$195,179	82%
Vehicle sales	53,520	19%	43,687	18%
	$279,883	100%	$238,866	100%

Service Revenues. Service revenues were $226.4 million during the three months ended October 31, 2013 compared to $195.2 million for the same period last year, an increase of $31.2 million, or 16.0%. The growth came from (i) the acquisition of Salvage Parent, Inc. which closed on May 30, 2013 and represented $12.2 million; (ii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil which represented $4.1 million; (iii) growth in the U.K. of $0.5 million driven by increased volume as we increased our market share in the U.K.; and, (iv) growth in North America of $14.4 million. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from what we believe to be a general increase in the overall salvage market as we believe there has been an increase in salvage frequency. Salvage frequency is the percentage of cars involved in accidents which the insurance companies salvage rather than repair. Trends in salvage frequency are driven by the relationship between repairs costs, used car values and auction returns. The increase in salvage frequency was driven, we believe, by the decline in used cars values relative to repair costs. Used car values are determined by many factors including the used car supply, which is tied directly to new car sales, and the average age of cars on the road continued to grow from 9.6 to 11.4 years in 2013. New cars sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of a car on the road continued to grow. These factors, among others, had led to a general decline in used car values. During the same period the average cost to repair a car increased by 10%. The factors that influence repair costs, used car pricing and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Vehicle Sales. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account. Vehicle sales revenues were $53.5 million during the three months ended October 31, 2013 compared to $43.7 million for the same period last year, an increase of $9.8 million, or 22.4%. The increase came from (i) the acquisition of Salvage Parent, Inc. which represented $4.9 million; (ii) growth in the U.K. of $2.1 million driven primarily by increased open market purchase activity from the general public; (iii) growth in North America of $1.2 million driven primarily by increased volume; and (iv) our international expansion during the prior fiscal year which represented $1.6 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $115.9 million during the three months ended October 31, 2013 compared to $88.0 million for the same period last year. Compared to the same period last year, yard operation expense grew by $27.9 million, or 31.7%. The growth came from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil which represented $1.6 million; (ii) the acquisition of Salvage Parent, Inc. which represented $9.0 million; (iii) growth in the U.K. of $1.7 million driven by increased volume associated with salvage market share gains; and (iv) growth in North America of $15.6 million. The growth in North America was driven by increases in both the costs to process each car and in volume which were $10.6 million and $4.9 million, respectively. The increase in volume came from what we believe to be a general increase the in overall salvage market as we believe there has been an increase in salvage frequency, which is the percentage of cars involved in accidents that the insurance companies salvage rather than repair. There was an increase in the normal cost to process each car driven by growth in normal subhaul, labor, equipment and titling costs as well as charges associated with severance and lease termination costs of $0.5 million primarily associated with the integration of the Salvage Parent, Inc. acquisition. We expect these integration costs to continue for the next two quarters.

Included in yard operation costs were depreciation and amortization expenses which were $10.1 million and $9.1 million for the three months ended October 31, 2013 and 2012, respectively. The increase in yard operation depreciation and amortization expense is due primarily to accelerated depreciation from the shorter useful lives of our data center assets of $1.7 million and $0.7 million for the three months ended October 31, 2013 and 2012, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $46.1 million during the three months ended October 31, 2013 compared to $36.3 million for the same period last year, an increase of $9.8 million, or 27.0%. The increase came from (i) the acquisition of Salvage Parent, Inc. which represented $4.6 million; (ii) growth in the U.K. and North America of $3.7 million and driven primarily by increased volume from insurance sellers in the U.K. and increased open market purchase activity from the general public in both the U.K. and in North America; and (iii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil which represented $1.5 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $38.5 million for the three months ended October 31, 2013 compared to $27.3 million for the same period last year, an increase of $11.2 million or 41.0%. The growth came from (i) the acquisition of Salvage Parent, Inc. which closed on May 30, 2013 and represents $4.6 million; (ii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil representing $2.0 million; and (iii) growth in North America of $4.6 million. The growth in North America was driven primarily by increased costs associated with new product development, the rollout of a new worldwide ERP operating platform, the transition costs associated with the outsourcing of our IT infrastructure and support and the overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion. Included in the current quarter's costs are $2.6 million in relocation and employment and lease termination costs associated with restructuring activities and the integration of the Salvage Parent, Inc. acquisition as well as $1.5 million in technology transition costs. We expect the integration costs to continue for the next two quarters. We expect to incur incremental technology transition costs throughout fiscal 2015.

Included in general and administrative costs were depreciation and amortization expenses which were $4.4 million and $3.7 million for the three months ended October 31, 2013 and 2012, respectively.

Other (Expense) Income. Total other expense was $0.7 million during the three months ended October 31, 2013 compared to $2.8 million for the same period last year. Interest expense decreased $0.3 million as a result of principal payments of long-term debt, which is further described in the Notes to Condensed Consolidated Financial Statements - Note 3. Long-Term Debt, which is incorporated herein by reference. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $1.4 million and an expense of $0.3 million during the three months ended October 31, 2013 and 2012, respectively.

Income Taxes. Our effective income tax rates for the three months ended October 31, 2013 and 2012 were 35.5% and 36.0%, respectively. The change in tax rates was primarily driven by the release of excess liability relating to unrecognized tax benefits.

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

As of October 31, 2013, we had working capital of $63.0 million, including cash and cash equivalents of $77.1 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents increased by $13.4 million from July 31, 2013 to October 31, 2013.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

As of October 31, 2013, $36.0 million of the $77.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities decreased by $7.6 million to $67.7 million during the three months ended October 31, 2013, when compared to the three months ended October 31, 2012, due to changes in operating assets and liabilities. In particular, we experienced significant increases in our prepaid and other current and long-term assets due to contracted prepayments which were offset by lower growth in accounts receivable.

Investing Activities

Net cash used in investing activities decreased by $37.6 million to $20.7 million during the three months ended October 31, 2013, when compared to the three months ended October 31, 2012. The $26.3 million decrease in capital expenditures was due primarily to significant land acquisitions during the three months ended October 31, 2012, related to our first facility in Brazil. Additionally in the three months ended October 31, 2012 there was an $11.2 million investment in escrow related to purchases of property related to our expansion into Brazil, which closed during the remainder of fiscal 2013.

Financing Activities

Net cash used in financing activities increased by $8.4 million to $35.0 million during the three months ended October 31, 2013, when compared to the same period in the prior year principally due to a $16.3 million change in bank overdraft, decreased proceeds of $4.1 million from the exercises of stock options and a $1.8 million reduction in tax benefits from stock-based compensation during the three months ended October 31, 2013. This was offset by reductions in the repurchases of common stock as we repurchased $13.8 million less common stock during the three months ended October 31, 2013 (See Note 8. Common Stock Repurchases).

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

The Term Loan, which at October 31, 2013 had $350.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at October 31, 2013 totaled $350.0 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate at October 31, 2013 is the 0.18% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2013 and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of October 31, 2013.

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of October 31, 2013, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of October 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the nine months ended October 31, 2013, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $350.0 million as of October 31, 2013. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance to mitigate the interest expense risk.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian, U.K., U.A.E., Brazilian, Spain, and German operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro in which our revenues and profits are denominated would result in a decrease/increase to revenue of $5.9 million for the three months ended October 31, 2013.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At October 31, 2013, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $30.9 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro will not have a material effect on our consolidated financial position.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A, Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

No single customer accounted for more than 10% of our revenue during the three months ended October 31, 2013. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

We are in the process of converting our primary management information system to a new standard ERP system, which will occur in phases through 2014 and 2015. In the event this conversion of our primary management information system is not executed efficiently and effectively, the conversion may cause interruptions in our primary management information systems, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired five new facilities in Sao Paulo, Brazil, one facility in the U.A.E., one facility in Ettlingen, Germany, one facility in Cordoba, Spain, and 44 facilities in North America. Furthermore, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

Our inability to control or manage these growth factors effectively could have a material adverse effect on our consolidated results of operations, and financial position.

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

Our intellectual property rights include patents relating to our auction technologies as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations, and financial position.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 20% of our common stock as of October 31, 2013. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during the fiscal year ended July 31, 2006 and during fiscal year 2013, we recognized substantial additional costs associated with the impact of Hurricanes Katrina and Rita in Gulf Coast states and Hurricane Sandy in the northeastern coast of the United States, respectively. These additional costs, characterized as "abnormal" under ASC 330, Inventory, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in North America, Brazil, Germany, the U.A.E., and Spain in fiscal 2013. As of October 31, 2013, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $281.4 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required with respect to our acquisitions in North America, the U.K., Brazil, Germany, the U.A.E. or Spain. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Brazilian real, and the Euro could adversely affect our consolidated results of operations and financial position.

If the interest rate swaps entered into in connection with our credit facility prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $275.0 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $75.0 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and at October 31, 2013 was 1.5%.

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

The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended October 31, 2013.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Balance at July 31, 2013	--	$--	--	47,713,218
August 1, 2013, through August 31, 2013	--	--	--	47,713,218
September 1, 2013, through September 30, 2013	--	--	--	47,713,218
October 1, 2013, through October 31, 2013	--	--	--	47,713,218
Total	--	$--	--	47,713,218

ITEM 6.	EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2(1)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Extension Definition

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: December 10, 2013