Form 10-Q
period 2014-01-31
COPART INC
filed 2014-03-05
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2014

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

Number of shares of Common Stock outstanding as of March 5, 2014: 125,868,763

Copart, Inc.

Index to the Quarterly Report

January 31, 2014

Description
PART I — Financial Information	3
Item 1 — Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Overview	17
Acquisitions and New Operations	18
Critical Accounting Policies and Estimates	18
Results of Operations	22
Liquidity and Capital Resources	24

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 — Controls and Procedures	27
Evaluation of Disclosure Controls and Procedures	27
Changes in Internal Controls	28

PART II — Other Information	28
Item 1 — Legal Proceedings	28
Item 1A — Risk Factors	28
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6 — Exhibits	37
Signatures	39

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Copart, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,199	$63,631
Accounts receivable, net	222,104	182,714
Vehicle pooling costs	23,747	20,466
Inventories	9,850	10,736
Income taxes receivable	5,628	9,416
Deferred income taxes	3,829	2,216
Prepaid expenses and other assets	20,069	15,344
Assets held for sale	1,503	1,929
Total current assets	332,929	306,452
Property and equipment, net	707,379	677,517
Intangibles, net	19,709	17,706
Goodwill	291,227	267,463
Deferred income taxes	30,654	30,117
Other assets	56,595	35,226
Total assets	$1,438,493	$1,334,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$154,871	$136,648
Bank overdraft	17,034	16,291
Deferred revenue	5,179	4,832
Income taxes payable	5,539	4,741
Current portion of long-term debt and capital lease obligations	77,028	76,047
Total current liabilities	259,651	238,559
Deferred income taxes	7,461	8,071
Income taxes payable	24,165	23,091
Long-term debt and capital lease obligations	261,182	296,410
Other liabilities	5,310	5,949
Total liabilities	557,769	572,080
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	-	-
Common stock, $0.0001 par value - 180,000,000 shares authorized; 125,860,010 and 125,494,995 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	13	13
Additional paid-in capital	384,947	368,769
Accumulated other comprehensive loss	(31,718)	(47,161)
Retained earnings	527,482	440,780
Total stockholders' equity	880,724	762,401
Total liabilities and stockholders' equity	$1,438,493	$1,334,481

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Service revenues and vehicle sales:
Service revenues	$235,732	$216,920	$462,095	$412,099
Vehicle sales	50,702	49,265	104,222	92,952
Total service revenues and vehicle sales	286,434	266,185	566,317	505,051

Operating costs and expenses:
Yard operations	131,246	127,164	257,202	224,283
Cost of vehicle sales	43,642	42,204	89,733	78,515
General and administrative	40,062	34,047	82,939	65,126
Total operating costs and expenses	214,950	203,415	429,874	367,924
Operating income	71,484	62,770	136,443	137,127
Other (expense) income:
Interest expense	(2,209)	(2,588)	(4,495)	(5,220)
Interest income	143	191	292	347
Other income	1,170	744	2,593	451
Total other expense	(896)	(1,653)	(1,610)	(4,422)
Income before income taxes	70,588	61,117	134,833	132,705
Income taxes	25,243	21,477	48,066	47,220
Net income	$45,345	$39,640	$86,767	$85,485

Earnings per share-basic
Basic net income per share	$0.36	$0.32	$0.69	$0.69
Weighted average common shares outstanding	125,564	124,709	125,512	124,505

Earnings per share-diluted
Diluted net income per share	$0.35	$0.31	$0.66	$0.66
Diluted weighted average common shares outstanding	131,101	129,520	130,904	128,997

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net income, as reported	$45,345	$39,640	$86,767	$85,485
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax effects of $(331), $(534), $(495) and $(924)	591	962	892	1,653
Reclassification adjustment of interest rate swaps to net income, net of tax effects of $204, $226, $412 and $460	(366)	(418)	(744)	(833)
Foreign currency translation adjustments	737	(2,109)	15,295	4,953
Total comprehensive income	$46,307	$38,075	$102,210	$91,258

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net income	$86,767	$85,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,580	27,451
Allowance for doubtful accounts	884	184
Stock-based compensation	10,639	9,920
Excess benefits from stock-based compensation	(1,171)	(5,293)
Gain on sale of property and equipment	(1,743)	(183)
Deferred incomes taxes	(5,982)	(6,986)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(38,928)	(58,315)
Vehicle pooling costs	(3,034)	(4,325)
Inventories	1,316	(2,535)
Prepaid expenses and other current assets	(4,266)	(3,529)
Other assets	(12,602)	(7,014)
Accounts payable and accrued liabilities	7,724	17,845
Deferred revenue	347	(28)
Income taxes receivable	4,799	(4,776)
Income taxes payable	1,494	4,918
Other liabilities	1,967	271
Net cash provided by operating activities	75,791	53,090
Cash flows from investing activities:
Purchases of property and equipment	(51,768)	(85,682)
Proceeds from sale of property and equipment	2,082	990
Proceeds from sale of assets held for sale	494	861
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(14,228)	(31,243)
Net cash used in investing activities	(63,420)	(115,074)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,550	16,358
Excess tax benefit from stock-based payment compensation	1,171	5,293
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,115	951
Repurchases of common stock	(80)	(14,512)
Change in bank overdraft	743	-
Principal payments on long-term debt	(37,500)	(37,505)
Net cash used in financing activities	(30,001)	(29,415)

Effect of foreign currency translation	198	797
Net decrease in cash and cash equivalents	(17,432)	(90,602)
Cash and cash equivalents at beginning of period	63,631	140,112
Cash and cash equivalents at end of period	$46,199	$49,510
Supplemental disclosure of cash flow information:
Interest paid	$4,495	$5,220
Income taxes paid	$47,891	$55,874

See accompanying notes to condensed consolidated financial statements.

Copart, Inc.
Notes to Condensed Consolidated Financial Statements
January 31, 2014
(Unaudited)

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company's Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however at certain locations the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.), and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies. Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the parent company and its wholly owned subsidiaries, including its foreign wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly its financial position as of January 31, 2014, its consolidated statement of income for the three and six months ended January 31, 2014 and 2013, its consolidated statement of comprehensive income for the three and six months ended January 31, 2014 and 2013, and its consolidated statement of cash flows for the six months ended January 31, 2014 and 2013. Interim results for the six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2014. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro are the functional currencies of the Company's foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary's operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary's financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations are as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Loss on foreign currency translation	(10,487)
Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	15,295
Cumulative loss on foreign currency translation as of January 31, 2014	$(30,125)

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

In accordance with the provisions of ASC 740, Income Taxes, a two-step approach is applied to the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes on its condensed consolidated statements of income.

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

The amounts recorded for financial instruments in the Company's condensed consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 31, 2014 and July 31, 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3. Long-Term Debt for fair value disclosures related to the Company's long-term debt.

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

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which include certain real estate, are reflected at their fair market value, less costs to dispose, in the financial statements and are a Level II fair value measurement based on sales transactions of similar assets.

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

NOTE 3 - Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes the Company's previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the credit agreement increasing the amount of the Term Loan from $400.0 million to $500.0 million. On March 1, 2013, the Company amended the credit agreement to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at January 31, 2014 had $331.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at January 31, 2014, totaled $331.3 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company's interest rate at January 31, 2014 is the 0.17% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company's consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by the Company's material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2014, and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company is in compliance with all covenants as of January 31, 2014.

NOTE 4 - Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance which, at January 31, 2014 totaled $331.3 million. The first swap fixed the Company's interest rate at 85 basis points plus the one month LIBOR rate on the first $262.5 million of its term debt. The second swap fixed the Company's interest rate at 69 basis points plus the one month LIBOR rate on the next $68.8 million of its term debt.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging, and are recorded in other liabilities at their fair value, which at January 31, 2014 is $2.5 million. Each quarter, the Company measures hedge effectiveness using the "hypothetical derivative method" and records in earnings any hedge ineffectiveness with the effective portion of the hedge's change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.6 million for the three months ended January 31, 2014 and 2013, out of other comprehensive income into interest expense and $1.2 million and $1.3 million for the six months ended January 31, 2014 and 2013, respectively, out of other comprehensive income into interest expense.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015 (see Note 3. Long-Term Debt). At January 31, 2014, the notional amount of the interest rate swaps was equal to the Term Loan balance, $331.3 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swap. As of January 31, 2014 and July 31, 2013, the Company's fair value of the interest rate swaps, a Level II financial instrument, were $2.5 million and $2.7 million, respectively, and are classified as other liabilities in the accompanying condensed consolidated balance sheet.

NOTE 5 - Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class as of the dates indicated (in thousands):

	January 31, 2014	July 31, 2013
Amortized intangibles:
Covenants not to compete	$17,525	$12,515
Supply contracts	28,364	26,322
Customer relationships	7,478	7,389
Trade name	3,066	2,998
Licenses and databases	2,094	3,306
Accumulated amortization	(38,818)	(34,824)
Net intangibles	$19,709	$17,706

Aggregate amortization expense on amortizable intangible assets was $1.2 million and $1.1 million for the three months ended January 31, 2014 and 2013, respectively, and $2.3 million and $2.2 million for the six months ended January 31, 2014 and 2013, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of July 31, 2013	$267,463
Goodwill recorded during the period, see Note 13. Acquisitions	18,072
Effect of foreign currency exchange rates	5,692
Balance as of January 31, 2014	$291,227

NOTE 6 - Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Basic weighted average shares outstanding	125,564	124,709	125,512	124,505
Effect of dilutive securities - stock options	5,537	4,811	5,392	4,492
Diluted weighted average shares outstanding	131,101	129,520	130,904	128,997

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 4,429,831 and 247,500 stock options for the three months ended January 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive and excluded from the dilutive earnings per share calculation were 2,373,448 and 358,005 stock options for the six months ended January 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

NOTE 7 - Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company's stock options for the six months ended January 31, 2014:

	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)

Outstanding at July 31, 2013	14,922	$16.75	5.91	$235,086
Grants of options	4,863	$35.73
Exercises	(291)	$16.42
Forfeitures or expirations	(77)	$15.42

Outstanding at January 31, 2014	19,417	$21.52	6.56	$254,817

Exercisable at January 31, 2014	12,592	$16.23	5.23	$227,287

As required by ASC 718, Compensation - Stock Compensation, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 19,417,361 options that were in-the-money at January 31, 2014.

The table below sets forth the stock-based compensation recognized by the Company (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
General and administrative	$5,226	$4,245	$9,458	$8,815
Yard operations	546	501	1,181	1,105
	$5,772	$4,746	$10,639	$9,920

In October 2013, the Compensation Committee of the Company's Board of Directors, following stockholder approval of proposed grants at a meeting of stockholders, approved the grant to each of A. Jayson Adair, the Company's Chief Executive Officer, and Vincent W. Mitz, the Company's President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company's common stock, respectively, at an exercise price of $35.62 per share which equaled the closing price of the Company's common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by A. Jayson Adair and Vincent W. Mitz, with twenty percent (20%) vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years.  Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive's employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive's stock option will immediately vest.  If, upon or following a change in control, either the Company or a successor entity terminates the executive's service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period is $40.0 million for both grants.

NOTE 8 - Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase its common stock during the six months ended January 31, 2014. The Company repurchased 500,000 shares of its common stock during the six months ended January 31, 2013, at a weighted average price of $27.77 per share totaling $13.9 million. The total number of shares repurchased under the program as of January 31, 2014 was 50,286,782 and 47,713,218 shares were available for repurchase under the program. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the six months ended January 31, 2014 is less than $0.01.

In the second quarter of fiscal 2013, certain executive officers exercised stock options through cashless exercises and in the first quarter of fiscal 2014, certain employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $0.6 million and $0.08 million for the six months ended January 31, 2013, and 2014, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The exercises are summarized in the following table:

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

As of January 31, 2014, the total gross unrecognized tax benefit was $24.2 million, including interest and penalties.

As of January 31, 2014, the gross amounts of the Company's liabilities for unrecognized tax benefits were classified as long-term income taxes payable in the accompanying condensed consolidated balance sheet. Over the next twelve months, the Company's existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company's consolidated results of operations and financial position when realized. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued for the six months ended January 31, 2014 was $0.8 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The Company is currently under audit in certain jurisdictions for fiscal years 2008 through 2012. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2010, excepting the jurisdictions currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's consolidated results of operations and financial position.

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

NOTE 10 - Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the six months ended January 31, 2014 that had or are expected to have a material impact on the Company's condensed consolidated results of operations and financial position.

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

On January 30, 2013, the Court granted the Company's motion for summary judgment, finding that the Company did not owe any duty to Ms. Hill to preserve her car as evidence. The summary judgment resolves Ms. Hill's claim against the Company in its entirety in favor of the Company. On February 22, 2013, Ms. Hill's attorneys filed an appeal of the summary judgment. Ms. Hill filed an initial brief, motion to supplement record on appeal, and a request for oral argument on August of 2013. In October 2013, the company filed our appeal brief setting forth our positional arguments. Oral argument is scheduled for March 11, 2014. The Company believes the claim is without merit and intends to vigorously defend the appeal.

On April 16, 2013, Lexington Insurance Company, as subrogee of Thomas Properties Group, Inc., filed suit against the Company, Sandra Jean Rodriguez (an individual) and Balboa Insurance Company, Inc. in the 151st Judicial District Court of Harris County, Texas. The complaint alleges spoliation of evidence, negligence, and breach of bailment contract against the Company and relief sought is for compensatory damages. On February 19, 2014, the plaintiff filed a motion for nonsuit, thereby ending this lawsuit against the Company.

In connection with its response to Hurricane Sandy, the Company entered into various short-term lease/license agreements with certain land owners in New York and New Jersey to marshal and store storm damaged vehicles until they were sold. In November and December 2012, various actions were commenced against the Company and land owners. In New York, actions were brought by the Town of Southampton, the County of Suffolk, the Town of Brookhaven, and the New York State Department of Environmental Conservation (the DEC), seeking declaratory and injunctive relief as well as civil penalties, in connection with alleged violations of local zoning, land use and environmental regulations. The claims by the various plaintiffs have been mitigated with the removal of vehicles from the various short-term storage locations in New York. The claims brought by the DEC have all been resolved through entering into consent orders, which included administrative payments in amounts that are not material to the Company, and restoration of premises, which the Company is undertaking. The Company is defending the remaining New York claims and believes it has bona fide legal defenses.

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

NOTE 12 - Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. The restructuring-related costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
General and Administrative
Severance	$3,203	$286	$4,772	$572
Relocation	25	507	83	507
Total general and administrative	$3,228	$793	$4,855	$1,079
Yard Operations
Severance	$-	$-	$-	$-
Relocation	-	162	-	202
Total yard operations	$-	$162	$-	$202

The movements in the severance accrual are as follows (in thousands):

	Balance at July 31, 2013	Expense	Payments	Balance at January 31, 2014
Severance	$2,224	$4,772	$1,556	$5,440

The Company started transitioning its data center to a third party managed data center during the year ended July 31, 2013. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. Additionally, facility depreciation related to the Company's IT operations, previously located in the Company's offices in Fairfield, CA, was accelerated as the department relocated to the Dallas, TX corporate headquarters. These changes in estimates are accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. These changes resulted in $2.8 million and $2.7 million in additional depreciation in the six months ended January 31, 2014 and 2013, respectively.

NOTE 13 - Acquisitions

During the six months ended January 31, 2013, the Company acquired salvage vehicle auction businesses in Brazil and the U.A.E. and an auction platform in Germany for a total purchase price of $34.9 million.

During the six months ended January 31, 2014, the Company acquired salvage vehicle auction businesses in Brazil and Quebec, Canada, as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com. The aggregate purchase price totaled $14.8 million.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Total cash paid, net of cash acquired	$14,228	$31,243	$14,228	$31,243
Contingent consideration	533	3,690	533	3,690
Total acquisition price	$14,761	$34,933	$14,761	$34,933

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arises because the purchase price reflects a number of factors including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies brought to existing operations. The goodwill arising from these acquisitions is within Level III of the fair value hierarchy as it is valued using unobservable inputs primarily from valuation specialists. Goodwill is not amortized for financial reporting purposes, and most of the balance is not amortized for tax purposes. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from 3 to 8 years.

The purchase price allocation for Salvage Parent, Inc., the acquired auction platform in Spain, salvage vehicle auction businesses in Quebec, Canada, Brazil, and the acquired online marketing company, are not final for property and equipment, income taxes, liabilities and intangible assets acquired pending the final valuation by the Company's valuation specialists. During the six months ended January 31, 2014, the Company obtained new information related to the Company's liabilities and income taxes related to its acquisitions. The Company noted there was a pre-acquisition contingency related to a lack of documentation on the historical sales of Salvage Parent, Inc. that could expose the Company to additional liabilities. The Company notes the contingency could range from $7.0 million to $28.0 million. The Company has recorded its current estimate of the fair value of the potential exposure at $14.0 million within accrued liabilities on the condensed consolidated balance sheet. The Company notes this is its best estimate based on the currently available information and continues to gather information relating to this exposure and it could materially change. Any changes to this pre-acquisition contingency recorded during the measurement period related to new information will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to this pre-acquisition contingency will be reflected in the Company's results of operations. During the six months ended January 31, 2014, goodwill was adjusted by the change in liability exposure, working capital adjustments, deferred taxes on acquired intangible assets as well as additional acquisitions. The Company believes the potential changes to its preliminary purchase price allocation will not have a material impact on the Company's consolidated financial position and results of operations.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), and Brazil. We also provide vehicle remarketing services in the United Arab Emirates (U.A.E.), Germany, and Spain.

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

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or, under our Percentage Incentive Program, or PIP, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment, or fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own and is primarily generated in the U.K.

Operating costs consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development, and marketing expenses.

Acquisitions and New Operations

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

The following table sets forth facilities that we have acquired or opened from August 1, 2012 through January 31, 2014:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Webster, New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Quebec, Canada	Acquisition	November 2013	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Itaquaquecetuba, Brazil	Greenfield	January 2014	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain

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

In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) expanding our service offerings to sellers and members; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

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

The fees for sale services are recognized upon completion of the sale. The fees for the post-sale services are recognized upon successful completion of those services using the relative selling price method.

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

The amounts recorded for financial instruments in our condensed consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 31, 2014 and July 31, 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of January 31, 2014 and July 31, 2013 was $88.5 million and $74.3 million, respectively. Accumulated amortization expense related to software for January 31, 2014 and July 31, 2013 totaled $33.6 million and $28.6 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance, i.e. total write-offs/total accounts receivable (write-off percentage). We note that a one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of $1.9 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate; we then analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the condensed consolidated balance sheet. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from the deferred tax assets we carry on our condensed consolidated balance sheet, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2014, we have $1.6 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the condensed consolidated statements of income.

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

Based on our results for the six months ended January 31, 2014, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $1.3 million.

We apply the provision of ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss which limits our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.6 million as of January 31, 2014. If the total number of participants in the medical plan changed by 10% we estimate that our medical expense would change by $1.2 million and our medical accrual would change by $0.4 million. If our total payroll changed by 10% we estimate that our workers' compensation expense and our accrual for workers' compensation expenses would change by less than $0.1 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by less than $0.1 million.

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

Results of Operations

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2014	Percentage of Revenue	2013	Percentage of Revenue
Service revenues	$235,732	82%	$216,920	81%
Vehicle sales	50,702	18%	49,265	19%
	$286,434	100%	$266,185	100%

Service Revenues. Service revenues were $235.7 million during the three months ended January 31, 2014 compared to $216.9 million for the same period last year, an increase of $18.8 million, or 8.7%. The growth came from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil which represented $1.1 million; (ii) growth in the U.K. of $5.2 million driven by increased volume as we increased our market share and, (iii) growth in North America of $12.5 million. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from the acquisition of Salvage Parent, Inc., which closed in our fourth quarter of last fiscal year, increases from existing suppliers, what we believe to be an increase in the overall growth in the salvage market driven by increased salvage frequency, and increases in volume from non-insurance suppliers. Salvage frequency is the percentage of cars involved in accidents which the insurance companies salvage rather than repair. Trends in salvage frequency are driven by the relationship between repairs costs, used car values, and auction returns. The increase in salvage frequency was driven, we believe, by the decline in used car values relative to repair costs. Used car values are determined by many factors including the used car supply, which is tied directly to new car sales, and the average age of cars on the road, which continued to grow from 9.6 to 11.4 years in 2013. New cars sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of a car on the road continued to grow. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Vehicle Sales. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account. Vehicle sales revenues were $50.7 million during the three months ended January 31, 2014 compared to $49.3 million for the same period last year, an increase of $1.4 million, or 2.8%. The increase came primarily from increased purchase car activity in Europe associated with an acquisition in Spain in our fourth quarter last year.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $121.8 million during the three months ended January 31, 2014 compared to $116.5 million for the same period last year. Compared to the same period last year, yard operation expense grew by $5.3 million, or 4.5%. The growth came from increased volume driven by (i) the expansion into Europe; (ii) growth in the U.K. driven by market share gains; and (iii) growth in North America driven by the acquisition of Salvage Parent, Inc., which closed in our fourth quarter of the last fiscal year, market share gains, what we believe to be an increase in the overall size of the salvage market, and increases in volume from non-insurance suppliers. Included in our yard operations expenses in the second quarter last year were $20.1 million of abnormal costs associated with Hurricane Sandy. Excluding those costs, the average handling cost per car increased, driven primarily by growth in normal subhaul, labor, equipment and titling costs as well as charges associated with severance and lease termination costs of $2.3 million primarily associated with the integration of the Salvage Parent, Inc. acquisition. We expect these integration costs to continue for the next two quarters.

Included in yard operation costs were depreciation and amortization expenses which were $9.5 million and $10.7 million for the three months ended January 31, 2014 and 2013, respectively. The decrease in yard operation depreciation and amortization expense is due primarily to our data center assets being fully depreciated in the three months ended January 31, 2014.

Cost of Vehicle Sales. The cost of vehicle sales were $43.6 million during the three months ended January 31, 2014 compared to $42.2 million for the same period last year, an increase of $1.4 million, or 3.3%. The increase came primarily from increased purchase car activity in Europe associated with an acquisition in Spain in our fourth quarter of last fiscal year.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $36.4 million for the three months ended January 31, 2014 compared to $30.1 million for the same period last year, an increase of $6.3 million or 20.9%. The growth came from (i) our international expansion during the prior fiscal year representing $0.9 million; and (ii) growth in North America of $5.3 million driven primarily by the acquisition of Salvage Parent, Inc., which closed in our fourth quarter of last fiscal year and represented $3.7 million, and relocation and severance costs associated with moving our technology department from California to our headquarters in Dallas, Texas. In total we recognized $2.3 million in lease termination, severance and relocation costs in the current quarter. We expect the integration costs to continue, at a reduced rate, for the next two quarters.

Included in general and administrative costs were depreciation and amortization expenses which were $3.6 million and $4.0 million for the three months ended January 31, 2014 and 2013, respectively.

Other (Expense) Income. Total other expense was $0.9 million during the three months ended January 31, 2014 compared to $1.7 million for the same period last year. Interest expense decreased $0.4 million as a result of principal payments of long-term debt, which is further described in the Notes to Condensed Consolidated Financial Statements - Note 3. Long-Term Debt, which is incorporated herein by reference. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $1.2 million and $0.7 million during the three months ended January 31, 2014 and 2013, respectively.

Income Taxes. Our effective income tax rates for the three months ended January 31, 2014 and 2013 were 35.8% and 35.1%, respectively.

Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013

Revenues. The following sets forth revenue by class of revenue (in thousands, except percentages):

	2014	Percentage of Revenue	2013	Percentage of Revenue
Service revenues	$462,095	82%	$412,099	82%
Vehicle sales	104,222	18%	92,952	18%
	$566,317	100%	$505,051	100%

Service Revenues. Service revenues were $462.1 million during the six months ended January 31, 2014 compared to $412.1 million for the same period last year, an increase of $50.0 million, or 12.1%. The growth came from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil which represented $4.8 million; (ii) growth in the U.K. of $5.7 million driven by increased volume as we increased our market share; and (iii) growth in North America of $39.5 million. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from the acquisition of Salvage Parent, Inc., which closed in our fourth quarter of last fiscal year, increases from existing suppliers, what we believe to be an increase in the overall growth in the salvage market driven by increased salvage frequency, and increases in volume from non-insurance suppliers. Salvage frequency is the percentage of cars involved in accidents which the insurance companies salvage rather than repair. Trends in salvage frequency are driven by the relationship between repairs costs, used car values and auction returns. The increase in salvage frequency was driven, we believe, by the decline in used car values relative to repair costs. Used car values are determined by many factors including the used car supply, which is tied directly to new car sales, and the average age of cars on the road, which continued to grow from 9.6 to 11.4 years in 2013. New cars sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of a car on the road continued to grow. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Vehicle Sales. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account. Vehicle sales revenues were $104.2 million during the six months ended January 31, 2014 compared to $93.0 million for the same period last year, an increase of $11.2 million, or 12.0%. The increase came from (i) growth in North America driven primarily by the acquisition of Salvage Parent, Inc. and represented $5.8 million; (ii) growth in the U.K. of $1.8 million driven primarily by increased open market purchase activity from the general public; and (iii) our international expansion during the prior fiscal year which represented $3.7 million.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $237.6 million during the six months ended January 31, 2014 compared to $204.5 million for the same period last year. Compared to the same period last year, yard operation expense grew by $33.1 million, or 16.2%. The growth came from (i) our expansion into Europe; (ii) growth in the U.K. driven by market share gains; and (iii) growth in North America driven by the acquisition of Salvage Parent, Inc., which closed in our fourth quarter of last fiscal year, market share gains, what we believe to be an increase in the overall size of the salvage market, and an increase in volume from non-insurance suppliers. Included in our yard operations expenses in our second quarter of last fiscal year were $20.1 million of abnormal costs associated with Hurricane Sandy. Excluding those costs, the average handling cost per car increased, driven primarily by growth in normal subhaul, labor, equipment, and titling costs as well as charges associated with severance and lease termination costs of $3.1 million primarily associated with the integration of the Salvage Parent, Inc. acquisition. We expect these integration costs to continue for the next two quarters.

Included in yard operation costs were depreciation and amortization expenses which were $19.6 million and $19.8 million for the six months ended January 31, 2014 and 2013, respectively.

Cost of Vehicle Sales. The cost of vehicle sales were $89.7 million during the six months ended January 31, 2014 compared to $78.5 million for the same period last year, an increase of $11.2 million, or 14.3%. The increase came from (i) growth in North America driven primarily by the acquisition of Salvage Parent, Inc. and represented $5.8 million; (ii) growth in the U.K. of $1.7 million driven primarily by increased open market purchase activity from the general public; and (iii) our international expansion during the prior fiscal year which represented $3.7 million.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $74.9 million for the six months ended January 31, 2014 compared to $57.4 million for the same period last year, an increase of $17.5 million, or 30.5%. The growth came from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil representing $2.6 million; and (ii) growth in North America of $14.6 million driven primarily by the acquisition of Salvage Parent, Inc. which closed in our fourth quarter of last fiscal year and represented $8.3 million, also by increased costs associated with new product development, the rollout of a new worldwide ERP operating platform, and the overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion. Included in the six months ended January 31, 2014 are $5.2 million in lease termination, relocation and severance costs associated with the integration of the Salvage Parent, Inc. acquisition and the relocation of our technology department from California to our headquarters in Dallas, Texas.

Included in general and administrative costs were depreciation and amortization expenses which were $8.0 million and $7.7 million for the six months ended January 31, 2014 and 2013, respectively.

Other (Expense) Income. Total other expense was $1.6 million during the six months ended January 31, 2014 compared to $4.4 million for the same period last year. Interest expense decreased $0.7 million as a result of principal payments of long-term debt, which is further described in the Notes to Condensed Consolidated Financial Statements - Note 3. Long-Term Debt, which is incorporated herein by reference. Other income primarily includes the income from the rent of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, and will fluctuate based on the nature of those activities during the period. Other income was $2.6 million and $0.5 million during the six months ended January 31, 2014 and 2013, respectively.

Income Taxes. Our effective income tax rates for the six months ended January 31, 2014 and 2013 were 35.7% and 35.6%, respectively.

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

As of January 31, 2014, we had working capital of $73.3 million, including cash and cash equivalents of $46.2 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at a variable rate. Cash and cash equivalents decreased by $17.4 million from July 31, 2013 to January 31, 2014.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.

As of January 31, 2014, $19.3 million of the $46.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities increased by $22.7 million to $75.8 million during the six months ended January 31, 2014, when compared to the six months ended January 31, 2013, due to changes in operating assets and liabilities. In particular, we experienced lower growth in accounts receivables, due to the prior year effect of Hurricane Sandy and a $1.3 million increase in net income.

Investing Activities

Net cash used in investing activities decreased by $51.7 million to $63.4 million during the six months ended January 31, 2014, when compared to the six months ended January 31, 2013. The decrease is due primarily to significant land acquisitions during the six months ended January 31, 2013, related to our first facility in Brazil and Germany offset by $14.2 million in acquisitions in the current quarter.

Financing Activities

Net cash used in financing activities increased by $0.6 million to $30.0 million during the six months ended January 31, 2014, when compared to the same period in the prior year principally due to reductions in the repurchases of common stock as we repurchased $14.4 million less common stock during the six months ended January 31, 2014, offset by decreased proceeds of $11.8 million from the exercises of stock options and tax benefits from stock-based compensation. (See Note 8. Common Stock Repurchases).

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which supersedes our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September 29, 2011, we amended the credit agreement increasing the amount of the Term Loan from $400.0 million to $500.0 million. On March 1, 2013, we amended the credit agreement to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at January 31, 2014 had $331.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps (see Note 4. Derivatives and Hedging) to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at January 31, 2014 totaled $331.3 million. A default interest rate applies on all obligations during an event of default under the credit facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate at January 31, 2014 is the 0.17% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility). The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2014, and is classified within Level II of the fair value hierarchy.

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

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We are in compliance with all covenants as of January 31, 2014.

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of January 31, 2014, all of our total cash and cash equivalents were held in bank deposits and money market funds. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of January 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the six months ended January 31, 2014, a 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $331.3 million as of January 31, 2014. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility, at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance to mitigate the interest expense risk.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues result from transactions by our Canadian, U.K., U.A.E., Brazilian, Spain, and German operations and are typically denominated in the local currency of each country. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro in which our revenues and profits are denominated would result in a decrease/increase to revenue of $12.3 million for the six months ended January 31, 2014.

Fluctuations in the foreign currencies create volatility in our reported consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2014, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $30.1 million. This loss is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. A 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real or Euro will not have a material effect on our consolidated financial position.

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

No single customer accounted for more than 10% of our revenue during the six months ended January 31, 2014. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic, and reputational risks.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired new facilities in Sao Paulo, Brazil; the U.A.E.; Ettlingen, Germany; Cordoba, Spain; and in North America. Furthermore, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 20% of our common stock as of January 31, 2014. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in North America, Brazil, Germany, the U.A.E., and Spain in fiscal 2013. As of January 31, 2014, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $291.2 million.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $262.5 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $68.8 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and at January 31, 2014 was 1.5%.

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

Use of Proceeds

a)Unregistered Sales of Equity Securities

None.

a)Use of Proceeds

None.

a)Purchases of Equity Securities by the Issuer

None.

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

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Executive Vice President, United States and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Date: March 5, 2014