Form 10-Q
period 2014-04-30
COPART INC
filed 2014-06-09
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2014

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

(972) 391-5000

Registrant’s telephone number, including area code

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

As of June 6, 2014, 126,045,670 shares of the registrant’s common stock were outstanding.

Copart, Inc

Index to the Quarterly Report

April 30, 2014

Copart, Inc

Consolidated Balance Sheets

	April 30,	July 31,
(In thousands, except share amounts)	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$132,832	$63,631
Accounts receivable, net	192,610	182,714
Vehicle pooling costs	22,390	20,466
Inventories	9,826	10,736
Income taxes receivable	3,358	9,416
Deferred income taxes	4,950	2,216
Prepaid expenses and other assets	18,443	15,344
Assets held for sale	1,345	1,929
Total current assets	385,754	306,452
Property and equipment, net	685,564	677,517
Intangibles, net	25,384	17,706
Goodwill	288,402	267,463
Deferred income taxes	33,765	30,117
Other assets	57,803	35,226
Total assets	$1,476,672	$1,334,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$164,218	$136,648
Bank overdraft	—	16,291
Deferred revenue	5,146	4,832
Income taxes payable	11,207	4,741
Current portion of long-term debt and capital lease obligations	76,171	76,047
Total current liabilities	256,742	238,559
Deferred income taxes	7,494	8,071
Income taxes payable	25,378	23,091
Long-term debt and capital lease obligations	242,106	296,410
Other liabilities	5,191	5,949
Total liabilities	536,911	572,080

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 180,000,000 shares authorized; 125,904,003 and 125,494,995 shares issued and outstanding, respectively.	13	13
Additional paid-in capital	393,225	368,769
Accumulated other comprehensive loss	(21,829)	(47,161)
Retained earnings	568,352	440,780
Total stockholders' equity	939,761	762,401
Total liabilities and stockholders' equity	$1,476,672	$1,334,481

See accompanying notes to consolidated financial statements.

Copart, Inc

Consolidated Statements of Income

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Service revenues and vehicle sales:
Service revenues	$255,045	$223,977	$717,140	$636,076
Vehicle sales	54,677	53,661	158,899	146,613
Total service revenues and vehicle sales	309,722	277,638	876,039	782,689

Operating expenses:
Yard operations	131,207	116,410	388,409	340,693
Cost of vehicle sales	46,263	45,631	135,996	124,146
General and administrative	40,515	32,784	123,454	97,910
Impairment of long-lived assets	29,104	—	29,104	—
Total operating expenses	247,089	194,825	676,963	562,749
Operating income	62,633	82,813	199,076	219,940

Other (expense) income:
Interest expense	(2,104)	(2,538)	(6,599)	(7,758)
Interest income	81	138	373	485
Other income, net	708	1,592	3,301	2,043
Total other expense	(1,315)	(808)	(2,925)	(5,230)
Income before income taxes	61,318	82,005	196,151	214,710
Income taxes	20,441	28,769	68,507	75,989
Net income	$40,877	$53,236	$127,644	$138,721

Basic net income per common share	$0.32	$0.42	$1.02	$1.11
Weighted average common shares outstanding	125,794	125,270	125,604	124,755

Diluted net income per common share	$0.31	$0.41	$0.97	$1.07
Diluted weighted average common shares outstanding	131,486	130,530	131,095	129,502

See accompanying notes to consolidated financial statements.

Copart, Inc

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2014	2013	2014	2013

Comprehensive income, net of tax:
Net income	$40,877	$53,236	$127,644	$138,721
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	523	90	1,415	1,744
Reclassification adjustment of interest rate swaps, net (b)	(354)	(391)	(1,098)	(1,225)
Foreign currency translation adjustments	9,720	(4,507)	25,015	446
Total comprehensive income	$50,766	$48,428	$152,976	$139,686

(a)	Net of tax effect of $(274) and $(769) for the three and nine months ended April 30, 2014. Net of tax effect of $(41) and $(378) for the three and nine months ended April 30, 2013.
(b)

Net of tax effect reclassification adjustment of $178 and $590 for the three and nine months ended April 30, 2014. Net of tax effect reclassification adjustment of $212 and $671 for the three and nine months ended April 30, 2013.

See accompanying notes to consolidated financial statements.

Copart, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net Income	$127,644	$138,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,349	42,248
Allowance for doubtful accounts	936	234
Impairment of long-lived assets	29,104	—
Stock-based compensation	17,262	14,671
Excess tax benefit from stock-based payment compensation	(1,219)	(6,164)
Gain on sale of property and equipment	(1,696)	(922)
Deferred income taxes	(12,609)	(3,372)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,161)	(24,414)
Vehicle pooling costs	(1,609)	(2,197)
Inventories	1,439	(2,107)
Prepaid expenses and other current assets	(3,539)	(2,877)
Other assets	(12,133)	(6,145)
Accounts payable and accrued liabilities	15,269	21,966
Deferred revenue	316	15
Income taxes receivable	7,305	4,213
Income taxes payable	8,229	8,695
Other liabilities	1,747	438
Net cash provided by operating activities	207,634	183,003

Cash flows from investing activities:
Purchases of property and equipment	(63,317)	(114,265)
Proceeds from sale of property and equipment	2,413	2,281
Proceeds from sale of assets held for sale	858	3,189
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(14,761)	(31,243)
Net cash used in investing activities	(74,807)	(140,038)

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,680	19,579
Excess tax benefit from stock-based payment compensation	1,219	6,164
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,115	951
Repurchases of common stock	(80)	(14,512)
Change in bank overdraft	(16,291)	—
Principal payments on long-term debt	(56,250)	(56,255)
Net cash used in financing activities	(64,607)	(44,073)

Effect of foreign currency translation	981	327
Net increase (decrease) in cash and cash equivalents	69,201	(781)
Cash and cash equivalents at beginning of period	63,631	140,112
Cash and cash equivalents at end of period	$132,832	$139,331

Supplemental disclosure of cash flow information:
Interest paid	$6,599	$7,758
Income taxes paid	$65,769	$68,179

See accompanying notes to consolidated financial statements

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2014
(Unaudited)

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.), and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of April 30, 2014, its consolidated statements of income for the three and nine months ended April 30, 2014 and 2013, its consolidated statements of comprehensive income for the three and nine months ended April 30, 2014 and 2013, and its consolidated statements of cash flows for the nine months ended April 30, 2014 and 2013. Interim results for the nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2014. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include but are not limited to, vehicle pooling costs, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based compensation, purchase price allocations, long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from these estimates.

Impairment

The Company reviews its operating assets, including software, assets held for development and sale, and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. GAAP requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

During the three months ended April 30, 2014, the Company reassessed its strategy of utilizing a third-party enterprise operating system to address its international expansion needs based on the projected cost to complete, deployment risk and certain other factors. The Company decided to cease development of this software and address its international technology needs through an internally-developed proprietary solution. The Company recognized an impairment charge of $29.1 million resulting primarily from the abandonment of work previously capitalized in connection with the development of the software.

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

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis. Given the fixed cost nature of the Company’s business, there is not a direct correlation for an increase in expenses or units processed on vehicle pooling costs.

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

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Loss on foreign currency translation	(10,487)
Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	25,015
Cumulative loss on foreign currency translation as of April 30, 2014	$(20,405)

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

In accordance with the provisions of ASC 740, Income Taxes, a two-step approach is applied to the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes on its consolidated statements of income.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. GAAP. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level I

Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level II

Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.

Level III

Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate.

The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of April 30, 2014 and July 31, 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 - Long-Term Debt for additional fair value disclosures.

Derivatives and Hedging

The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Note 4 - Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the ”hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income or loss.

Assets Held for Sale

The Company has removed certain assets from operations and offered them for sale. These assets, which include certain real estate, are reflected at their fair market value, less costs to dispose, in the financial statements and are a Level II fair value measurement based on sale transactions of similar assets.

Accounting for Acquisitions

The Company recognizes and measures identifiable assets acquired and liabilities assumed in acquired entities in accordance with ASC 805, Business Combinations. The accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, which are then either discounted at an estimated discount rate or measured at an estimated royalty rate, and the fair value of other acquired assets and assumed liabilities, including potential contingencies and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term growth rates of the Company. Historical experience is additionally utilized, in which historical or current costs have approximated fair value for certain assets acquired.

Segments and Other Geographic Reporting

The Company’s North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

NOTE 2 – Cash and Cash Equivalents

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

NOTE 3 – Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which superseded the Company’s previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the Credit Facility increasing the amount of the Term Loan from $400.0 million to $500.0 million. On March 1, 2013, the Company amended the Credit Facility to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at April 30, 2014 had $312.5 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance. See Note 4- Derivatives and Hedging. A default interest rate applies on all obligations during an event of default under the credit facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company’s interest rate at April 30, 2014 was the 0.15% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company’s consolidated net leverage ratio, as defined in the Credit Facility. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2014, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date of December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the Company's leverage ratio. The Company had no outstanding borrowings under the Revolving Credit at April 30, 2014.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before interest, income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company was in compliance with all covenants as of April 30, 2014.

NOTE 4 – Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which at April 30, 2014 totaled $312.5 million. The first swap fixed the Company’s interest rate at 85 basis points plus the one month LIBOR rate on the first $250.0 million of the Term Loan. The second swap fixed the Company’s interest rate at 69 basis points plus the one month LIBOR rate on the next $62.5 million of the Term Loan.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.5 million and $0.6 million for the three months ended April 30, 2014 and 2013, respectively, out of other comprehensive income into interest expense and $1.7 million and $1.9 million for the nine months ended April 30, 2014 and 2013, respectively, out of other comprehensive income into interest expense.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015. See Note 3 - Long-Term Debt. At April 30, 2014, the notional amount of the interest rate swaps was equal to the Term Loan balance of $312.5 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of April 30, 2014 and July 31, 2013, the Company’s fair value of the interest rate swaps were $2.2 million and $2.7 million, respectively, and were classified as other liabilities in the consolidated balance sheets.

NOTE 5 – Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2014	July 31, 2013
Amortized intangibles:
Covenants not to compete	$17,655	$12,515
Supply contracts	28,953	26,322
Customer relationships	15,834	7,389
Trade name	2,540	2,998
Licenses and databases	2,113	3,306
Accumulated amortization	(41,711)	(34,824)
Net intangibles	$25,384	$17,706

Aggregate amortization expense on amortizable intangible assets was $1.5 million and $1.0 million for the three months ended April 30, 2014 and 2013, respectively, and $3.8 million and $3.2 million for the nine months ended April 30, 2014 and 2013, respectively.

The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2013	$267,463
Goodwill recorded during the period (Note 13 - Acquisitions)	12,987
Effect of foreign currency exchange rates	7,952
Balance as of April 30, 2014	$288,402

NOTE 6 – Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding	125,794	125,270	125,604	124,755
Effect of dilutive securities - stock options	5,692	5,260	5,491	4,747
Weighted average common and dilutive
potential common shares outstanding	131,486	130,530	131,095	129,502

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 4,973,398 and 209,914 shares, and 3,240,098 and 308,641 shares for the three and nine months ended April 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

NOTE 7 – Stock-based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company’s stock options for the nine months ended April 30, 2014:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2013	14,922	$16.75	5.91	$235,086
Grants of options	4,966	35.75
Exercises	(335)	17.59
Forfeitures or expirations	(87)	17.69
Outstanding as of April 30, 2014	19,466	21.59	6.34	285,896
Exercisable as of April 30, 2014	13,144	$16.24	5.01	$263,249

As required by ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The balance for options that were in-the-money is 18,273,258 at April 30, 2014.

The table below sets forth the stock-based compensation recognized by the Company:

(In thousands)	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
General and administrative	$5,948	$4,069	$15,406	$12,884
Yard Operations	675	608	1,856	1,713
Total stock-based compensation	$6,623	$4,677	$17,262	$14,597

In October 2013, the Compensation Committee of the Company’s Board of Directors, following stockholder approval of proposed grants at a meeting of stockholders, approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with twenty percent (20%) vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million.

NOTE 8 – Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase its common stock during the nine months ended April 30, 2014. The Company repurchased 500,000 shares of its common stock during the nine months ended April 30, 2013, at a weighted average price of $27.77 per share totaling $13.9 million. The total number of shares repurchased under the program as of April 30, 2014 was 50,286,782, and 47,713,218 shares were available for repurchase under the program. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the nine months ended April 30, 2014 is less than $0.01.

In the second quarter of fiscal 2013, certain executive officers exercised stock options through cashless exercises and in the first quarter of fiscal 2014, certain employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $0.1 million and $0.6 million for the nine months ended April 30, 2014 and 2013, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2013 - Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627
FY 2014 - Q1	14,000	16.43	7,241	2,519	4,240	31.77	80

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

NOTE 9 – Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of April 30, 2014, the total gross unrecognized tax benefit was $25.4 million, including interest and penalties.

As of April 30, 2014, the gross amounts of the Company’s liabilities for unrecognized tax benefits were classified as long-term income taxes payable in the accompanying consolidated balance sheet. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized during the nine months ended April 30, 2014 was $1.3 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The Company is currently under audit in certain jurisdictions for fiscal years 2008 through 2012. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2011, excepting the jurisdictions currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided for U.S. federal income and foreign withholding taxes from undistributed earnings of its foreign operations because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes subject to an adjustment for foreign tax credits. It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 10 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. The Company has not determined the potential effects of implementing ASU 2014-09 on the consolidated financial statements.

NOTE 11 – Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which the Company is a party to, or of which any of the Company’s property is subject to include the following matters:

On April 23, 2010, Deborah Hill filed suit against the Company in the Twentieth Judicial Circuit of Collier County, Florida, alleging negligent destruction of evidence in connection with a stored vehicle that suffered damage due to a fire at its facility in Florida where the vehicle was being stored. Relief sought is for compensatory damages, costs and interest allowed by law. On January 30, 2013, the Court granted the Company’s motion for summary judgment, finding that the Company did not owe any duty to Ms. Hill to preserve her car as evidence. The summary judgment resolves Ms. Hill’s claim against the Company in its entirety in favor of the Company. On February 22, 2013, Ms. Hill’s attorneys filed an appeal of the summary judgment. On April 25, 2014, the appeals court denied Ms. Hill’s appeal, which orders the end to her appeal rights.

In connection with its response to Hurricane Sandy, the Company entered into various short-term lease/license agreements with certain land owners in New York and New Jersey to marshal and store storm damaged vehicles until they were sold. In November and December 2012, various actions were commenced against the Company and land owners. In New York, actions were brought by the Town of Southampton, the County of Suffolk, the Town of Brookhaven, and the New York State Department of Environmental Conservation (the DEC), seeking declaratory and injunctive relief as well as civil penalties, in connection with alleged violations of local zoning, land use and environmental regulations. The claims by the various plaintiffs have been mitigated with the removal of vehicles from the various short-term storage locations in New York. The claims brought by the DEC have all been resolved through entering into consent orders, which included administrative payments in amounts that are not material to the Company, and restoration of premises, which the Company is undertaking. The Company is defending the remaining New York claim and believes it has bona fide legal defenses.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on our consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when the insurance is purchased.

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

Based on the opinion from the Company’s outside law firm and advice from outside tax advisors, the Company has adequately provided for the payment of a possible assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance, however, that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations, financial position, and cash flows.

NOTE 12 – Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. The restructuring costs were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2014	2013	2014	2013
General and Administrative
Severance	$(676)	$286	$4,096	$859
Relocation	268	13	350	520
Total general and administrative	$(408)	$299	$4,446	$1,379

Severance for the three months ended April 30, 2014 included a benefit for the reversal of previously accrued costs as a result of adjusting the severance accrual based upon the Company’s reassessment of its strategy of utilizing a third-party enterprise operating system. See Impairment in Note 1 – Description of Business and Summary of Significant Accounting Policies.

The movements in the severance accrual were as follows:

(In thousands)	Balance as of July 31, 2013	Expense	Payments	Balance as of April 30, 2014
Severance	$2,224	$4,096	$4,043	$2,277

The Company started transitioning its data center to a third-party managed data center during the year ended July 31, 2013. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. Additionally, facility depreciation related to the Company’s information technology operations, previously located in the Company’s offices in Fairfield, California, was accelerated as the department relocated to the Dallas, Texas corporate headquarters. These changes in estimates are accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. These changes resulted in additional depreciation expense of $2.8 million and $4.7 million during the nine months ended April 30, 2014 and 2013, respectively.

NOTE 13 – Acquisitions

During the nine months ended April 30, 2013, the Company acquired salvage vehicle auction businesses in Brazil and the U.A.E. and an auction platform in Germany for a total purchase price of $34.9 million.

During the nine months ended April 30, 2014, the Company acquired salvage vehicle auction businesses in Brazil which did not include any facilities, and in Canada, as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com. The aggregate purchase price totaled $14.8 million.

The total acquisition price was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2014	2013	2014	2013
Total cash paid, net of cash acquired	$533	$—	$ 14,761	$ 31,243
Contingent consideration	(533)	—	-	3,690
Total acquisition price	$—	$—	$ 14,761	$ 34,933

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company's consolidated financial statements. This goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies brought to existing operations. The goodwill that arose from these acquisitions was within Level III of the fair value hierarchy as it was valued using unobservable inputs. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances. When a determination is made to classify items within Level III of the fair value hierarchy, the evaluation is based upon the significance of the unobservable inputs to the overall fair value measurement. Due to the limitation of goodwill asset market value or pricing information, the determination of fair value of the goodwill asset is inherently more difficult. Goodwill is not amortized for financial reporting purposes, and most of the balance is not amortized for tax purposes. The intangible assets that arose from these acquisitions were also within Level III of the fair value hierarchy as it was valued using unobservable inputs, primarily utilizing the Multi-Period Excess Earnings Method (MPEEM) model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from three to eight years.

 The purchase price allocation for the acquired auction platform in Spain, the salvage vehicle auction businesses in Canada and Brazil, and the acquired online marketing company, are not final for property and equipment, income taxes, liabilities and intangible assets acquired pending the final valuation by the Company. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated financial position and results of operations.

During the three months ended April 30, 2014, the purchase price allocation for Salvage Parent, Inc. was finalized. As a result, from the preliminary purchase price allocation as of July 31, 2013, goodwill increased $5.3 million, primarily related to a $11.5 million increase in accrued liabilities, a $7.3 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets and working capital adjustments. Accrued liabilities were adjusted after obtaining new information on a pre-acquisition contingency related to a lack of documentation on the historical sales of Salvage Parent, Inc. The Company noted that the potential exposure from this contingency ranged from $7.0 million to $28.0 million. The Company recorded the fair value of this contingency of $14.0 million. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations.

The acquisitions do not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition dates.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters, and at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss, not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S. and Canada (North America), Brazil and the U.A.E., we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs. Under the consignment programs, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own and is primarily generated in the U.K.

Operating costs consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under the purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development, and marketing expenses.

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage, as we have facilities located in North America, the U.K., the U.A.E., Germany, Spain, and Brazil, and are able to provide national coverage for our sellers.

The following table sets forth facilities that we have acquired or opened from August 1, 2012 through April 30, 2014:

Locations	Acquisition or Greenfield	Date	Geographic Service Area

Webster New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Montreal, Canada	Acquisition	November 2013	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Itaquaquecetuba, Brazil	Greenfield	January 2014	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain

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

In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) increasing our service offerings to sellers and members; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including costs related to vehicle pooling, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based compensation, purchase price allocations, long-lived asset impairment calculations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 - Description of Business and Summary of Significant Accounting Policies. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Part I., Item I., “Financial Statements.”

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller's behalf, and under most of our current North American contracts, collecting the proceeds from the member. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management's best estimate and is allotted based on the relative selling price method.

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

Fair Value of Financial Instruments

We record our financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. GAAP. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update 2011-04, we consider fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level I

Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level II

Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Interest rate hedges are valued at exit prices obtained from the counter-party.

Level III

Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate.

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of April 30, 2014 and July 31, 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt for additional fair value disclosures.

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis. Given the fixed cost nature of our business, there is not a direct correlation for an increase in expenses or units processed on vehicle pooling costs.

We apply the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, double freight and re-handling costs be recognized as current period charges, regardless of whether they meet the criteria of “abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

Derivatives and Hedging

We have entered into two interest rate swaps to eliminate interest rate risk on our variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Notes to Unaudited Consolidated Financial Statements, Note 4 - Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the "hypothetical derivative method" and record in earnings any hedge ineffectiveness with the effective portion of the hedges’ change in fair value recorded in other comprehensive income or loss.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of April 30, 2014 and July 31, 2013 was $60.7 million and $74.3 million, respectively. Accumulated amortization expense related to software as of April 30, 2014 and July 31, 2013 totaled $35.9 million and $28.6 million, respectively.

We recently reassessed our strategy of utilizing a third-party enterprise operating system to address our international expansion needs based on the projected cost to complete, deployment risk and certain other factors. We decided to cease development of this software and address our international technology needs through an internally-developed proprietary solution. During the three months ended April 30, 2014, we recognized impairment charges of $29.1 million resulting primarily from the abandonment of work previously capitalized in connection with the development of the software.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point deviation in the write-off percentage would have resulted in an increase or decrease to the allowance for doubtful accounts balance of $1.6 million.

Valuation of Goodwill

We evaluate the impairment of goodwill for our operating segments annually or on an interim basis if certain indicators are present by comparing the fair value of the operating segment to its carrying value. Future adverse changes in market conditions or poor operating results of the operating segments could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then, we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of April 30, 2014, we have $1.6 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the nine months ended April 30, 2014, a one percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the income tax expense of $2.0 million.

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

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes, including the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as the related net interest settlement of any particular position, could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the Internal Revenue Service and U.S. states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Long-lived Asset Valuation, Including Intangible Assets

We evaluate long-lived assets, including property and equipment, and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use of the asset. If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset. See Capitalized Software Costs for further discussion.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which is $225,000 per claim. In addition, each of our policies contains an aggregate stop loss to limit our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.0 million as of April 30, 2014. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.2 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers' compensation expense and our accrual for workers' compensation expenses would change by less than $0.1 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

Accounting for Acquisitions

We recognize and measure identifiable assets acquired and liabilities assumed in acquired entities in accordance with ASC 805, Business Combinations. The accounting for acquisitions involves significant judgments and estimates, including the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, which are then either discounted at an estimated discount rate or measured at an estimated royalty rate, and the fair value of other acquired assets and assumed liabilities, including potential contingencies and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term growth rates of our business. Historical experience is additionally utilized, in which historical or current costs have approximated fair value for certain assets acquired.

Segment Reporting

Our North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements – Note 10 - Recent Accounting Pronouncements.

Results of Operations

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013

We evaluate our revenue performance based on service revenues and vehicle sales. The following table presents certain information concerning our financial results, including the information presented as a percentage of revenue for the three months ended April 30, 2014 and 2013.

	Three months ended April 30,
(In thousands, except percentages)	2014	Percentage	2013	Percentage

Service revenues	$ 255,045	82%	$ 223,977	81%
Vehicle sales	54,677	18%	53,661	19%
Total service revenues and vehicle sales	$ 309,722	100%	$ 277,638	100%

Service Revenues. Service revenues were $255.0 million during the three months ended April 30, 2014 compared to $224.0 million for the same period last year, an increase of $31.0 million, or 13.8%. The increase came from (i) growth in North America of $19.6 million; (ii) growth in the U.K. of $9.4 million, driven by increased volume as we increased our market share; and, (iii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil, which represented $2.0 million. Excluding the increase in revenues in the third quarter last year associated with Hurricane Sandy of $12.7 million, North America service revenue grew by $32.3 million, or 17.1%. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of last fiscal year and increases from existing suppliers as we believe there has been an increase in the overall growth in the salvage market driven by increased salvage frequency. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New cars sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.4 years in 2013. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Vehicle Sales. We have certain contracts with insurance companies, in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account. Vehicle sales revenues were $54.7 million during the three months ended April 30, 2014 compared to $53.7 million for the same period last year, an increase of $1.0 million, or 1.9%. The increase came primarily from increased purchase car activity in Europe.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $123.1 million during the three months ended April 30, 2014 compared to $105.7 million for the same period last year. Compared to the same period last year, yard operation expense grew by $17.4 million, or 16.5%. The growth came from increased volume and average cost to process each car. The growth came from increased volume driven by (i) the expansion into Europe; (ii) growth in the U.K., driven by market share gains; and (iii) growth in North America, driven by the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of the last fiscal year, market share gains, what we believe to be an increase in the overall size of the salvage market due to increased salvage frequency, and increases in volume from non-insurance suppliers. Included in our yard operations expenses in the third quarter last year were $5.6 million of abnormal costs associated with Hurricane Sandy. Excluding those costs, the average handling cost per car increased driven primarily by (i) growth in our international activity outside of the U.K., as these operations are in their developmental stages without the benefit of scale; (ii) increases in normal subhaul, labor, equipment and titling costs; and (iii) charges associated with lease termination, severance and relocation costs of $0.8 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition. We expect these integration costs to continue into the fourth quarter.

Included in yard operation costs were depreciation and amortization expenses of $8.1 million and $10.8 million for the three months ended April 30, 2014 and 2013, respectively. The decrease in yard operation depreciation and amortization expense due primarily to our data center assets being fully depreciated in the three months ended April 30, 2014.

Cost of Vehicle Sales. The cost of vehicle sales was $46.3 million during the three months ended April 30, 2014 compared to $45.6 million for the same period last year, an increase of $0.6 million, or 1.4%. The increase came primarily from increased purchase car activity in Europe.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $35.9 million for the three months ended April 30, 2014 compared to $28.8 million for the same period last year, an increase of $7.1 million or 24.7%. The growth came from (i) international expansion representing $1.6 million; and, (ii) growth in North America of $5.5 million, driven primarily by increased expenditures on technology development and the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of last fiscal year and represented $1.6 million, increased non-cash equity compensation of $0.8 million, and relocation and severance costs associated with moving our technology department from California to our headquarters in Dallas, Texas. In total, we recognized $0.6 million in lease termination, severance and relocation costs in the current quarter. We expect the integration costs to continue at a reduced rate, into the fourth quarter.

 Included in general and administrative costs were depreciation and amortization expenses of $4.7 million and $4.0 million for the three months ended April 30, 2014 and 2013, respectively.

Impairment. During the three months ended April 30, 2014, we reassessed our strategy of utilizing a third-party enterprise operating system to address our international expansion needs based on the projected cost to complete, deployment risk and certain other factors. We decided to cease development of this software and address our international technology needs through an internally-developed proprietary solution. We recognized an impairment charge of $29.1 million resulting primarily from the abandonment of work previously capitalized in connection with the development of the software.

Other (Expense) Income. Total other expense was $1.3 million during the three months ended April 30, 2014 compared to $0.8 million for the same period last year. Interest expense decreased $0.5 million as a result of principal payments on long-term debt, which is further described in the Notes to Unaudited Consolidated Financial Statements – Note 3 - Long-Term Debt. Other income primarily included income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets which will fluctuate based on the nature of these activities each period. Other income was $0.7 million and $1.6 million during the three months ended April 30, 2014 and 2013, respectively.

Income Taxes. Our effective income tax rates for the three months ended April 30, 2014 and 2013 were 33.3% and 35.1%, respectively. The change in the overall tax rate was driven by the geographical allocation of our taxable income.

Nine Months Ended April 30, 2014 compared to Nine Months Ended April 30, 2013

The following table presents certain information concerning our financial results, including the information presented as a percentage of revenue for the nine months ended April 30, 2014 and 2013, respectively.

	Nine months ended April 30,
(In thousands, except percentages)	2014	Percentage	2013	Percentage
Service revenues	$ 717,140	82%	$ 636,076	81%
Vehicle sales	158,899	18%	146,613	19%
Total service revenues and vehicle sales	$ 876,039	100%	$ 782,689	100%

Service Revenues. Service revenues were $717.1 million during the nine months ended April 30, 2014 compared to $636.1 million for the same period last year, an increase of $81.0 million, or 12.7%. The increase came from (i) growth in the U.K. of $15.0 million, driven by increased volume as we increased our market share; (ii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil, which represented $6.9 million; and (iii) growth in North America of $59.1 million. Excluding the increase in revenues for the nine months ended April 30, 2013 associated with Hurricane Sandy of $31.2 million, North America service revenue grew by $90.3 million, or 16.7%. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of last fiscal year and increases from existing suppliers as we believe there has been an increase in the overall growth in the salvage market driven by increased salvage frequency.

Vehicle Sales. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account. Vehicle sales revenues were $158.9 million during the nine months ended April 30, 2014 compared to $146.6 million for the same period last year, an increase of $12.3 million, or 8.4%. The increase came from (i) our international expansion during the prior fiscal year, which represented $5.3 million; (ii) growth in the U.K. of $3.7 million, driven primarily by increased open market purchase activity from the general public; and (iii) growth in North America of $3.3 million, driven primarily by the acquisition of Salvage Parent, Inc.

Yard Operation Expenses. Yard operation expenses, excluding depreciation and amortization, were $360.7 million during the nine months ended April 30, 2014 compared to $310.2 million for the same period last year, an increase of $50.6 million, or 16.3%. The growth came from (i) growth in North America driven by the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of last fiscal year, market share gains, what we believe to be an increase in the overall size of the salvage market due to increased salvage frequency, and increases in volume from non-insurance suppliers; (ii) growth in the U.K., driven by market share gains; and (iii) growth in our international activity outside of the U.K. as these operations are in their developmental stages, without the benefit of scale. Included in our yard operations expenses for the nine months ended April 30, 2014 were $25.7 million of abnormal costs associated with Hurricane Sandy. Excluding those costs, the average handling cost per car increased, driven primarily by growth in normal subhaul, labor, equipment, and titling costs as well as charges associated with severance and lease termination costs of $3.7 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition. We expect these integration costs to continue into the fourth quarter.

Included in yard operation costs were depreciation and amortization expenses which were $27.7 million and $30.5 million for the nine months ended April 30, 2014 and 2013, respectively. The decrease in yard operation depreciation and amortization expense was due primarily to our data center assets being fully depreciated in the nine months ended April 30, 2014.

Cost of Vehicle Sales. The cost of vehicle sales were $136.0 million during the nine months ended April 30, 2014 compared to $124.2 million for the same period last year, an increase of $11.8 million, or 9.5%. The increase came from (i) our international expansion during the prior fiscal year, which represented $5.4 million; (ii) growth in the U.K. of $4.2 million, driven primarily by increased open market purchase activity from the general public; and (iii) growth in North America of $2.3 million driven primarily by the acquisition of Salvage Parent, Inc.

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, were $110.8 million for the nine months ended April 30, 2014 compared to $86.2 million for the same period last year, an increase of $24.6 million, or 28.5%. The growth came from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil representing $3.5 million; and (ii) growth in North America of $20.2 million, driven primarily by the acquisition of Salvage Parent, Inc., which closed in our fourth quarter of last fiscal year and represented $9.2 million, increased expenditures on technology development, and the overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion. Included in the nine months ended April 30, 2014 were $5.8 million in lease termination, relocation and severance costs associated with the integration of the Salvage Parent, Inc. acquisition and the relocation of our technology department from California to our headquarters in Dallas, Texas.

Included in general and administrative costs were depreciation and amortization expenses of $12.7 million and $11.7 million for the nine months ended April 30, 2014 and 2013, respectively.

Impairment. We recognized an impairment charge of $29.1 million resulting primarily from the abandonment of work previously capitalized in connection with the development of a third-party enterprise operating system.

Other (Expense) Income. Total other expense was $2.9 million during the nine months ended April 30, 2014 compared to $5.2 million for the same period last year. Interest expense decreased $1.2 million as a result of principal payments on long-term debt, which is further described in the Notes to Unaudited Consolidated Financial Statements – Note 3 - Long-Term Debt. Other income primarily include income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other income was $3.3 million and $2.0 million during the nine months ended April 30, 2014 and 2013, respectively.

Income Taxes. Our effective income tax rates for the nine months ended April 30, 2014 and 2013 were 34.9% and 35.4%, respectively.

Liquidity and Capital Resources

Our primary source of working capital is cash operating results. Accordingly, factors affecting cash operating results are the principal factors affecting the generation of working capital. Those primary factors: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) change in market share of our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; and (xi) contract mix to the extent appropriate. These factors are further discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.

Potential internal sources of additional working capital are the sale of assets or the issuance of equity through option exercises and shares issued under our Employee Stock Purchase Plan. A potential external source of additional working capital is the issuance of debt and equity; however, we cannot predict if these sources will be available in the future and, if available, if they can be issued under terms commercially acceptable to us.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers' fees, members' fees and reimbursable advances from the proceeds of vehicle sales. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which by the insurance companies salvage rather than repair. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

As of April 30, 2014, we had working capital of $129.0 million, including cash and cash equivalents of $132.8 million. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at variable rates. Cash and cash equivalents increased by $69.2 million from July 31, 2013 to April 30, 2014, primarily due cash generated from operations, partially offset by capital expenditures, payments on long-term debt and cash used in acquisitions.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard generally range from $1.0 to $13.0 million, depending on size, location and developmental infrastructure requirements.

As of April 30, 2014, $53.0 million of the $132.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities increased by $24.6 million to $207.6 million during the nine months ended April 30, 2014, when compared to the nine months ended April 30, 2013, due to improved cash operating results from an increase in revenue and changes in operating assets and liabilities. The change in operating assets and liabilities was related to the lower growth in accounts receivables, primarily due to the prior year effect of Hurricane Sandy.

Investing Activities

Net cash used in investing activities decreased by $65.2 million to $74.8 million for the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013. The decrease was due primarily to significant land acquisitions during the nine months ended April 30, 2013, related to our first facility in Brazil and Germany offset by $14.8 million in acquisitions in the current period.

Financing Activities

Net cash used in financing activities increased by $20.5 million to $64.6 million for the nine months ended April 30, 2014, compared to the same period in the prior year, predominantly due to a $16.3 million change in bank overdraft, decreased proceeds of $13.9 million from the exercise of stock options and a $4.9 million reduction in tax benefits from stock-based compensation during the nine months ended April 30, 2014. This was offset by a reduction in the repurchase of common stock of $14.4 million for the nine months ended April 30, 2014 (See Notes to Unaudited Consolidated Financial Statements, Note 8 – Common Stock Repurchases).

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which superseded our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September 29, 2011, we amended the Credit Facility increasing the amount of the Term Loan from $400.0 million to $500.0 million. On March 1, 2013, we amended the Credit Facility to increase the net leverage ratio at which restrictive spending covenants are introduced from 1:1 to 1.5:1.

The Term Loan, which at April 30, 2014 had $312.5 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance. See Notes to Unaudited Consolidated Financial Statements, Note 4 - Derivatives and Hedging. A default interest rate applies on all obligations during an event of default under the credit facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate as of April 30, 2014 was the 0.15% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio, as defined in the Credit Facility. The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of April 30, 2014, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date of December 14, 2015. The Credit Facility requires us to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on our leverage ratio. We had no outstanding borrowings under the Revolving Credit at April 30, 2014.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before interest, income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We were in compliance with all covenants as of April 30, 2014.

Off-Balance Sheet Arrangements

As of April 30, 2014, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of April 30, 2014. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of April 30, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the nine months ended April 30, 2014, a hypothetical 10% change in our interest yield would not materially affect our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $312.5 million as of April 30, 2014. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate.

We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance to mitigate the interest expense risk.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, U.K., U.A.E., Brazil, Spain, and Germany. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would result in a decrease or increase to revenue of $19.7 million for the nine months ended April 30, 2014.

Fluctuations in the foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At April 30, 2014, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $20.4 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro will not have a material effect on our consolidated financial position.

We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 11 - Legal Proceedings contained in the Notes to Unaudited Consolidated Financial Statements is incorporated herein by reference.

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

No single customer accounted for more than 10% of our revenue during the nine months ended April 30, 2014. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

In general, acquisitions increase our sales and profitability although, given the typical size of our acquisitions, most acquisitions will not individually have a material impact on consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years in some international situations. During this period, the acquisitions may operate at a loss and certain acquisitions, while profitable, may operate at a margin percentage that is below our overall operating margin percentage and, accordingly, have an adverse impact on our consolidated results of operations and financial position. Hence, the conversion periods vary from weeks to years and cannot be predicted.

We are transitioning various functionality of our third-party enterprise operating system to an internally developed proprietary system, and we may experience difficulties operating our business as we work to develop, design and stabilize this system.

Our process of converting our primary management information system to a third-party enterprise system is winding down, and we have elected not to proceed to implement certain elements of this system. Instead, we are in the process of transitioning various functionalities to our internally developed system. The transition of our enterprise operating system carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position.

We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our system enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

Our success depends on maintaining the integrity of our systems and infrastructure. As our operations continue to grow in both size and scope, domestically and internationally, we must continue to provide reliable, real-time access to our systems by our customers through improving and upgrading our systems and infrastructure for enhanced products, services, features and functionality. The transition to our new internal proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. Consumers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, consolidated financial position and results of operations.

The impairment of capitalized development costs could adversely affect our consolidated results of operations and financial condition.

We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be expensed, in part or in full, as an impairment, which may have a material impact on our consolidated results of operations and financial position. During the three months ended April 30, 2014, we recognized a $29.1 million impairment charge primarily related to capitalized software development costs, as we ceased development of a third-party enterprise operating system and decided to address our international technology needs through an internally-developed proprietary solution.

A failure or breach of our security systems or infrastructure as a result of cyber-attacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for online commerce companies has significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches.

Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers and cardholders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We routinely are subject to cyber-threats and our technologies, systems and networks have been subject to cyber-attacks and we believe we are likely to continue to be a target of such threats and attacks.

Although we have not been the victim of cyber-attacks or other cyber incidents that have had a material impact on our consolidated operating results or financial position, we have experienced incidents relating to cyber-attacks in which unauthorized parties attempted to access and disrupt our online commerce. These cyber-attacks have caused minor service interruptions which were immediately addressed and resolved, and our online service was restored to normal business. However, if one or more of these events continue to occur, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services, which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. This could cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that support our businesses and customers (such as the lack of availability of our value-added systems), as well as the operations of our customers or other third parties. Continuous cyber-attacks could lead to damage to our reputation with our customers and other parties and the market, additional costs (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

We have implemented various measures to manage our risks related to system and network disruptions, including relating to usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace them and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our consolidated financial position and results of operations.

Our business is exposed to risks associated with online commerce security and credit card fraud.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To securely transmit confidential information such as customer credit card numbers, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses transmitted via the Internet. While we proactively check for intrusions into our infrastructure, a new or undetected virus could cause a service disruption.

We maintain an information security program and our processing systems incorporate multiple levels of protection in order to address or otherwise mitigate these risks. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer losses in the future. Under current credit card practices and the rules of the online auto auction industry, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. As such, we have implemented certain anti-fraud measures, including credit card verification procedures; however, a failure to adequately prevent control fraudulent credit card transactions could adversely affect our consolidated financial position and results of operations.

Our security measures may also be breached due to employee error, malfeasance, insufficiency, or defective design. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users' or customers' data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could have an adverse effect on our consolidated financial position and results of operations.

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

Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina, Rita and Sandy had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the Gulf Coast area and in the northeastern coast of the United States, respectively. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19.2% of our common stock as of April 30, 2014. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Rapid technological changes may render our technology obsolete or decrease the competitiveness of our services.

 To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The Internet and the online commerce industry are rapidly changing. In particular, the online commerce is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

• enhance our existing services;

• develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers ; and

• respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, transaction-processing systems and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our services and use those of our competitors.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheet has increased substantially, principally as a result of a series of acquisitions we have made in North America, Brazil, Germany, the U.A.E., and Spain in fiscal 2013. As of April 30, 2014, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $293.1 million.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200.0 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $250.0 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $62.5 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and at April 30, 2014 was 1.5%.

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

ITEM 6.		EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Extension Definition

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: June 9, 2014