Form 10-K
period 2014-07-31
COPART INC
filed 2014-09-29
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)
Delaware	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
14185 Dallas Parkway, Suite 300, Dallas, Texas (Address of principal executive offices)	75254 (Zip code)
Registrant’s telephone number, including area code (972) 391-5000 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,208,078,100 based upon the closing sales price reported for such date on the NASDAQ Global Select Market (formerly the NASDAQ National Market). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of September 29, 2014, 126,244,452 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2014, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2014

i

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2014, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

CopartTM, VB2TM, CopartDirectTM, BID4UTM, CI & DesignTM, Cars with HeartTM, 1-800 CAR BUYERTM, VB3TM and CrashedToys.comTM, are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), and Brazil. We also provide vehicle remarketing services in the United Arab Emirates (U.A.E.), Germany, and Spain.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S. and Canada (North America), Brazil, and the U.A.E., we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers, as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We converted all of our North American and U.K. sales to VB2 during fiscal 2004 and fiscal 2008, respectively. VB2 opened our sales process to registered buyers (whom we refer to as members) anywhere in the world who have Internet access. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility or over the Internet during the preview. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe the implementation of VB2 increased the pool of available buyers for each sale, which resulted in added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. In August 2013, we launched our Virtual Bidding Third Generation (VB3), an Internet auction-style sales technology that was built on VB2. VB3 adds several enhancements which focuses on expanding auction attendance and increasing bidding volume. VB3 allows non-registered members to view auctions via our website and our mobile application, to attract non-members and grow our membership base. In addition, VB3 includes a complete, redesigned auction interface, enabling members to fit multiple auction windows on their screen, while simultaneously viewing more vehicle photos and information at the time of live Internet bidding.

For fiscal 2014, sales of North American vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 51.3% of total vehicles sold; 28.7% of vehicles were sold to out of state members and 22.6% were sold to out of country members, based on registration. For fiscal 2014, sales of U.K. vehicles, on a unit basis, to members registered outside the country where the vehicle was located accounted for 18.6% of total vehicles sold.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal 2014, our revenues were $1.2 billion and our operating income was $274.9 million.

In fiscal 2012, we acquired two new facilities located in Calgary and Edmonton, Canada and we opened two new facilities in Atlanta, Georgia and Burlington, North Carolina.

In fiscal 2013, we acquired five new facilities in Sao Paulo, Brazil; one facility in Dubai, United Arab Emirates (U.A.E.); one facility in Ettlingen, Germany; one facility in Cordoba, Spain; and 43 facilities in North America; and we opened a new facility in Webster, New Hampshire.

In fiscal 2014, we acquired one facility in Montreal, Canada; a salvage vehicle auction business in Brazil, which did not include any facilities; as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com and opened facilities in Seaford, Delaware and Itaquaquecetuba, Brazil.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own and is primarily generated in the U.K.

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

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. Sellers generally auction or sell their vehicles on a consignment basis either for a fixed fee or a percentage of the sales price. On occasion, companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based either on a percentage of the vehicles’ estimated pre-accident cash value and/or based on the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction, we sell all of our vehicles on our Internet selling platform VB3, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies, the primary sellers of vehicles are insurance companies.

Automobile manufacturers continuously incorporate new standard features, including unibody construction utilizing exotic metals, passenger safety cages with surrounding crumple zones to absorb impacts, plastic and ceramic components, airbags, adaptive headlights, computer systems, advanced cameras, collision warning systems, and navigation systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes. The primary buyers of the vehicles are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some states, the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the general public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

The majority of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its pre-accident value (PAV), or actual cash value (ACV). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV or ACV, as well as customer service considerations. If the cost of repair is greater than the pre-accident value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

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

Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold either at a live auction or, in our case, on VB3 typically within seven days. Proceeds are then collected from the member, seller fees are subtracted and the remainder is remitted to the seller.

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things, (i) acquiring and developing new facilities in key markets including foreign markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our online auctions and vehicle remarketing service offerings to sellers and members, and (iv) expanding the application of VB3 into new markets and to new sellers within the vehicle market. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities we introduce our (i) pricing structure, (ii) selling processes, (iii) operational procedures, (iv) management information systems, and (v) when appropriate, redeploy existing personnel.

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

Expand Our Service Offerings to Sellers and Members

Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the Internet, national coverage, the ability to respond on a national scale and, for our members, the implementation of VB3 real-time bidding at all of our facilities, permitting members at any location worldwide to participate in the sales at all of our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in North America, the U.K., the U.A.E., Brazil, Germany, and Spain. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding, and virtual sales powered by VB3, which enhance the competitive bidding process;

•	a mobile application, which allows members to search, bid, create watch lists, join auctions and bid from anywhere;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	e-mail notifications to potential buyers of vehicles that match desired characteristics;

•	sophisticated vehicle processing at storage sites, including digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the Internet;

•	specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

•	interactive online counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

•	second chance bidding, which allows the second highest bidder the opportunity to purchase the vehicle for the seller’s current minimum bid after the high bidder declines; and

•	Night Cap sales, which provides an additional opportunity for bidding on vehicles that did not achieve their minimum bid during the virtual sale, counter bidding, or second chance bidding.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating vehicle storage facilities. Since becoming a public company in 1994, we have completed acquisitions of facilities in North America, the U.K., the U.A.E., Brazil, Germany and Spain. As part of our acquisition and integration strategy, we seek to:

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

Technology to Enhance and Expand Our Business

We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle sellers with online access to data and reports regarding their vehicles being processed at any of our facilities. This technology allows vehicle sellers to monitor each stage of our vehicle sales process, from pick up to sale and settlement by the buyer. Our full range of Internet services allows us to expedite each stage of the vehicle sales process and minimizes the administrative and processing costs for us, as well as our sellers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

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

End-of-Life Vehicle Processing

In the U.K., we are an authorized treatment facility for the disposal of End-of-Life vehicles.

Virtual Insured Exchange (VIX)

We provide the venue for insurance customers to enter a vehicle into a sealed bid sale to establish its true value, thereby allowing the insurance customer to avoid dealing with estimated values when negotiating with owners who wish to retain their damaged vehicles.

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the U.K., we perform transportation services through a combination of our fleet of over 150 vehicles and third-party vehicle transport companies.

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

Percentage Incentive Program. Our Percentage Incentive Program is an innovative processing program designed to broadly serve the needs of vehicle sellers. Under PIP, we agree to sell all of the vehicles of a seller in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return. We provide the vehicle seller, at our expense, with transport of the vehicle to our nearest facility, as well as DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles, and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of the vehicles, thereby increasing the return on salvage vehicles to both vehicle sellers and us.

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

Member Network

We maintain a database of thousands of members in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer and export industries, as well as the general public, as we sell directly to the general public at certain locations. Our database includes each member’s vehicle preference and purchasing history. This data enables us to notify prospective buyers throughout the world via e-mail of vehicles available for bidding that match their vehicle preferences. Listings of vehicles to be sold on a particular day and location are also made available on the Internet.

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to registered members anywhere in the world who have Internet access. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility during the preview days or over the Internet. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated group of employees in North America that target these dealers and work with them throughout the sales process.

CopartDirect

We provide the general public with a fast and convenient method to sell their vehicles to any of our North American facilities. Anyone can call 1-888-Sell-it-1 and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle, we give them a check for their vehicle and then sell the vehicle on our own behalf.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues for fiscal 2014, 2013 and 2012. We obtained 81% of the total number of vehicles processed during fiscal 2014 and 82% for fiscal 2013 and 2012, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days’ notice.

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

We market our services to vehicle sellers through an in-house sales force that utilizes a variety of sales techniques, including targeted mailing of our sales literature, telemarketing, follow-up personal sales calls, Internet search engines, employee referrals, tow shop referrals, participation in trade shows and vehicle and insurance industry conventions. We market our services to franchise and independent dealerships, as well as the general public under CopartDirect. We may, when appropriate, provide vehicle sellers with detailed analysis of the net return on vehicles and a proposal setting forth ways in which we believe that we can improve net returns on vehicles and reduce administrative costs and expenses.

During the last three years, a majority of our revenue was generated within North America, and a majority of our long-lived assets are located within the United States. Please see Note 13 — Segments and Other Geographic Information in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

We maintain a database of thousands of registered members in the vehicle dismantling, rebuilding, repair licensee, used vehicle dealer and export industries. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member and gain admission to one of our sales, prospective members must first pay an initial registration fee and an annual fee, provide requested personal and business information, and have, in most states, a vehicle dismantler’s, dealer’s, resale, repair or export license. In certain venues, we may sell to the general public. Registration entitles a member to transact business at any of our sales subject to local licensing and permitting requirements. However, non-registered buyers may transact business at any of our sales via a registered broker who meets the local licensing and permitting requirements. A member may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that would invalidate the sale. We market to members on the Internet and via e-mail notifications, sales notices, telemarketing, and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in North America include KAR Auction Services, Inc. (formerly ADESA, Inc. and Insurance Auto Auctions, Inc.); Auction Broadcasting Company, LLC; and Manheim, Inc. The largest national dismantler is LKQ Corporation, Inc. (LKQ). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In the U.K., our principal competitors are privately held independent remarketers.

Management Information Systems

Our primary management information system consists of an IBM AS/400 mainframe computer system, integrated computer interfaces, and proprietary business operating software that we developed to track salvage sales vehicles throughout the sales process. We have implemented our proprietary business operating software at the majority of our storage facilities. In addition, we have integrated our mainframe computer system with Internet and Intranet systems in order to provide secure access to our data and images in a variety of formats.

Our auction-style service product, VB3, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required.

We have invested in a production data center that is designed to run the business in the event of an emergency. The facility’s electrical and mechanical systems are continually monitored. This facility is located in an area considered to be free of weather-related disasters and earthquakes.

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk and other factors, we ceased development of KPIT’s software and are now pursuing an internally developed proprietary solution in its place. As a result, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Employees

As of July 31, 2014, we had 4,179 full-time employees, of whom 1,225 were engaged in general and administrative functions and 2,954 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

North America	United Kingdom	Other	Total Employees
3,250	724	205	4,179

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

No single customer accounted for more than 10% of our revenue for fiscal 2014. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside North America, including recent expansions in Europe, Brazil and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside North America in 2007 with a significant acquisition in the United Kingdom (the U.K.), and we continue to evaluate acquisitions and other opportunities outside North America. In August 2012, we announced our acquisition of a company in the United Arab Emirates (the U.A.E.), in November 2012, we announced our acquisitions of companies in Brazil and Germany, and in June 2013, we announced our acquisition of a company in Spain. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

In addition, certain acquisitions in the U.K. may be reviewed by the Competition and Markets Authority (U.K. Regulator). If an inquiry is made by the U.K. Regulator, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in the U.K. market. Although we believe that there will not be a substantial lessening of competition in the U.K. market, based on our analysis of the relevant U.K. markets, there can be no assurance that the U.K. Regulator will agree with us if it decides to make an inquiry. If the U.K. Regulator determines that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in the U.K. market, we could be required to divest some portion of our U.K. assets. In the event of a divestiture order by the U.K. Regulator, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.

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

In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, Brazil Clean Companies Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.

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

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally developed proprietary solution in its place. The transition of our enterprise operating system carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position.

We may also implement further and enhanced information systems in the future to accommodate our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our system enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be expensed, in part or in full, as an impairment, which may have a material impact on our consolidated results of operations and financial position. During fiscal 2014, we recognized a $29.1 million impairment charge primarily related to capitalized software development costs, as we ceased development of a third-party enterprise operating system and decided to address our international technology needs through an internally developed proprietary solution.

A failure or breach of our security systems or infrastructure as a result of cyber-attacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for online commerce companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches.

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

Although we have not been the victim of cyber-attacks or other cyber incidents that have had a material impact on our consolidated operating results or financial position, we have experienced incidents relating to cyber-attacks in which unauthorized parties attempted to access and disrupt our online commerce. These cyber-attacks have caused minor service interruptions, which were promptly addressed and resolved, and our online service was restored to normal business. However, if one or more of these events continue to occur, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services, which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. This could cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that support our businesses and customers (such as the lack of availability of our value-added systems), as well as the operations of our customers or other third parties. Continuous cyber-attacks could lead to damage to our reputation with our customers and other parties and the market, additional costs (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

We have implemented various measures to manage our risks related to system and network disruptions, including but not limited to usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace them and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our consolidated financial position and results of operations.

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

We maintain an information security program and our processing systems incorporate multiple levels of protection in order to address or otherwise mitigate these risks. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer losses in the future. Under current credit card practices and the rules of the online auto auction industry, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. As such, we have implemented certain anti-fraud measures, including credit card verification procedures; however, a failure to adequately prevent fraudulent credit card transactions could adversely affect our consolidated financial position and results of operations.

Our security measures may also be breached due to employee error, malfeasance, insufficiency, or defective design. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could have an adverse effect on our consolidated financial position and results of operations.

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

We implemented our online system across all of our North American and U.K. salvage yards beginning in fiscal 2004 and 2008, respectively, and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in both markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in North America and the U.K. We cannot predict whether these synergies will also be realized in new markets.

Failure to have sufficient capacity to accept additional cars at one or more of our storage facilities could adversely affect our relationships with insurance companies or other sellers of vehicles.

Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina, Rita and Sandy had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the United States. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired new facilities in Sao Paulo, Brazil; the U.A.E.; Ettlingen, Germany; Cordoba, Spain; and in North America. Furthermore, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

•	continue to acquire additional facilities on favorable terms;

•	expand existing facilities in no-growth regulatory environments;

•	increase revenues and profitability at acquired and new facilities;

•	maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions;

•	create new vehicle storage facilities that meet our current revenue and profitability requirements; or

•	obtain necessary regulatory approvals under applicable antitrust and competition laws.

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

Our intellectual property rights include patents relating to our auction technologies, as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property in foreign jurisdictions. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations and financial position.

We have in the past been and may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.

Litigation based on allegations of infringement or other violations of intellectual property rights are common among companies who rely heavily on intellectual property rights. Our reliance on intellectual property rights has increased significantly in recent years as we have implemented our auction-style sales technologies across our business and ceased conducting live auctions. Recent U.S. Supreme Court precedent potentially restricts patentability of software inventions by affirming that patent claims merely requiring application of an abstract idea on standard computers utilizing generic computer functions are patent ineligible, which may impact our ability to enforce our issued patent and obtain new patents. As we face increasing competition, the possibility of intellectual property rights claims against us increases. Litigation and any other intellectual property claims, whether with or without merit, can be time-consuming, expensive to litigate and settle, and can divert management resources and attention from our core business. An adverse determination in current or future litigation could prevent us from offering our products and services in the manner currently conducted. We may also have to pay damages or seek a license for the technology, which may not be available on reasonable terms and which may significantly increase our operating expenses, if it is available for us to license at all. We could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19.2% of our common stock as of July 31, 2014. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman; A. Jayson Adair, our Chief Executive Officer; Vincent W. Mitz, our President; and William E. Franklin, our Executive Vice President, United States and Chief Financial Officer, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The Internet and the online commerce industry are rapidly changing. In particular, the online commerce is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

•	enhance our existing services;

•	develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Factors such as mild weather conditions can have an adverse effect on our revenues and operating results, as well as our revenue and earnings growth rates, by reducing the available supply of salvage vehicles. Conversely, extreme weather conditions can result in an oversupply of salvage vehicles that requires us to incur abnormal expenses to respond to market demands.

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2006 and fiscal 2013, we recognized substantial additional costs associated with Hurricanes Katrina, Rita and Sandy. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included the additional subhauling, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

Macroeconomic factors such as high fuel prices, declines in commodity prices, and declines in used car prices may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

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

Our Internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of salvage vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our consolidated financial position, results of operations or cash flows.

Our operations are subject to federal, state, national, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for End-of-Life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

Adverse U.S. and international economic conditions may negatively affect our business, operating results, or financial condition.

The capital and credit markets have historically experienced extreme volatility and disruption, which has in the past and may in the future lead to economic downturns in the U.S. and abroad. As a result of any economic downturn, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Increases in unemployment, as a result of any economic downturn, may lead to an increase in the number of uninsured motorists. Uninsured motorists are responsible for disposition of their vehicle, if involved in an accident. Disposition generally is either the repair or disposal of the vehicle. In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than us. Adverse credit markets may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition, if the banking system or the financial markets deteriorate or is volatile, our credit facility or our ability to obtain additional debt or equity financing may be affected. These adverse economic conditions and events may have a negative effect on our business, consolidated results of operations and financial position.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of July 31, 2014, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $283.8 million.

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

Based on the opinion from our outside law firm and advice from outside tax advisors, we believe that we have adequately provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Brazilian real, and the Euro could adversely affect our consolidated results of operations and financial position.

If the interest rate swaps entered into in connection with our credit facility prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200.0 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $237.5 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $56.3 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and at July 31, 2014 was 1.5%.

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

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 70,000 square feet of office space under a lease which expires in fiscal 2024. In the U.S., we own or lease facilities in every state except North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we own or lease facilities in the provinces of Ontario, Quebec and Alberta. In the U.K., we own or lease 15 operating facilities. In Brazil, we own or lease five operating facilities. In the U.A.E., we lease one operating facility. In Germany and Spain we operate online platforms. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.	Legal Proceedings

Legal Proceedings

We are subject to threats of litigation and are involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which we are party to, or of which our property is subject to include the following matters.

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are zealously pursuing our claim for damages, and vigorously defending KPIT’s claim for damages.

In connection with our response to Hurricane Sandy, we entered into various short-term lease/license agreements with certain land owners in New York and New Jersey to marshal and store storm damaged vehicles until they were sold. In November and December 2012, various actions were commenced against us and land owners. In New York, actions were brought by the Town of Southampton, the County of Suffolk, the Town of Brookhaven, and the New York State Department of Environmental Conservation (the DEC), seeking declaratory and injunctive relief as well as civil penalties, in connection with alleged violations of local zoning, land use and environmental regulations. The claims by the various plaintiffs have been mitigated with the removal of vehicles from the various short-term storage locations in New York. The claims brought by the DEC have all been resolved through entering into consent orders, which included administrative payments in amounts that are not material to us, and restoration of premises, which we are undertaking. We are defending the remaining New York claim and believe we have bona fide legal defenses.

We have provided for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. We believe that any ultimate liability will not have a material effect on our consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when the insurance is purchased.

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

We have engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of assessment, and the DOR’s policy position. In particular, our outside legal counsel has provided us an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Based on the opinion from our outside law firm and advice from outside tax advisors, we have adequately provided for the payment of a possible assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations, financial position, and cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2014, there were 126,143,366 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2014, we had 1,225 stockholders of record. On July 31, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $33.38 per share.

	2014		2013
	High	Low	High	Low
Fourth Quarter	$37.15	$33.37	$38.26	$30.11
Third Quarter	$37.54	$32.59	$36.93	$31.30
Second Quarter	$36.93	$31.08	$37.47	$28.39
First Quarter	$34.71	$30.38	$28.98	$23.28

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

Repurchase of Our Common Stock

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2014, we did not repurchase any shares of our common stock. For fiscal 2013, we repurchased 500,000 shares of our common stock at a weighted average price of $27.77. For fiscal 2012, we repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. As of July 31, 2014, the total number of shares repurchased under the program was 50,286,782 and 47,713,218 shares were available for repurchase under our program.

Additionally, on January 14, 2011, we completed a tender offer to purchase up to 21,052,630 shares of our common stock at a price of $19.00 per share. Our directors and executive officers were expressly prohibited from participating in the tender offer by our board of directors under our Insider Trading Policy. In connection with the tender offer, we accepted for purchase 24,344,176 shares of our common stock. The shares accepted for purchase are comprised of the 21,052,630 shares we offered to purchase and an additional 3,291,546 shares purchased pursuant to our right to purchase additional shares up to 2% of our outstanding shares. The shares purchased as a result of the tender offer are not part of our repurchase program. The purchase of the shares of common stock was funded by the proceeds relating to the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for fiscal 2014 is less than $0.01.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Fiscal 2012
First Quarter	2,139,796	$20.26	2,139,796	54,954,130
Second Quarter	3,940,912	$23.37	3,940,912	51,013,218
Third Quarter	—	$—	—	51,013,218
Fourth Quarter	2,800,000	$23.22	2,800,000	48,213,218
Fiscal 2013
First Quarter	500,000	$27.77	500,000	47,713,218
Second Quarter	—	$—	—	47,713,218
Third Quarter	—	$—	—	47,713,218
Fourth Quarter	—	$—	—	47,713,218
Fiscal 2014
May 1, 2014 through May 31, 2014	—	$—	—	47,713,218
June 1, 2014 through June 30, 2014	—	$—	—	47,713,218
July 1, 2014 through July 31, 2014	—	$—	—	47,713,218

In the first, second and third quarters of fiscal 2012 and the second quarter of fiscal 2013 certain executive officers exercised stock options through cashless exercises. In the first quarter of fiscal 2014, certain employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $0.1 million, $0.6 million, and $2.6 million as of July 31, 2014, 2013 and 2012, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	9.00	7,506	4,584	7,910	23.98	110
FY 2012—Q3	322,520	10.74	131,299	85,683	105,538	26.38	2,260
FY 2013—Q2	73,228	8.89	18,127	17,461	37,640	35.91	627
FY 2014—Q1	14,000	16.43	7,241	2,519	4,240	31.77	80

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2014.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2014 since July 31, 2009, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	Fiscal Year Ended July 31,
	2009	2010	2011	2012	2013	2014
Copart, Inc.	$100.00	$103.20	$123.05	$134.58	$184.14	$189.07
NASDAQ Composite	$100.00	$115.74	$142.18	$150.64	$187.27	$230.59
NASDAQ Industrial	$100.00	$121.57	$163.50	$169.08	$231.92	$259.26
NASDAQ Q-50 (NXTQ)	$100.00	$121.12	$151.75	$144.97	$221.92	$266.02

*	Assumes that $100.00 was invested on July 31, 2009 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7., and “Financial Statements and Supplementary Data” in Item 8. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Fiscal Year Ended July 31,
	2014	2013	2012	2011*	2010
(In thousands, except per share)
Operating Data
Revenues	$1,163,489	$1,046,386	$924,191	$872,246	$772,879
Operating income	274,934	282,992	286,353	265,290	239,070
Income from continuing operations before income taxes	270,035	276,872	278,056	263,877	239,495
Income tax expense	(91,348)	(96,847)	(95,937)	(97,502)	(87,868)
Net income	$178,687	$180,025	$182,119	$166,375	$151,627
Basic net income per common share	$1.42	$1.44	$1.42	$1.10	$0.90
Weighted average shares	125,693	124,912	128,120	151,298	168,330
Diluted net income per common share	$1.36	$1.39	$1.39	$1.08	$0.89
Weighted average shares	131,230	129,781	131,428	153,352	170,054
Balance Sheet Data
Cash and cash equivalents	$158,668	$63,631	$140,112	$74,009	$268,188
Working capital	168,007	67,893	134,908	75,242	330,191
Total assets	1,506,804	1,334,481	1,154,000	1,084,436	1,228,812
Total debt	302,901	372,457	444,120	375,756	975
Stockholders’ equity	1,003,499	762,401	561,117	555,172	1,087,234

*	As a result of the adoption of Accounting Standards Update 2009–13, Revenue Arrangements with Multiple Deliverables, for fiscal 2011, we accelerated recognition of $14.4 million in service revenue and $13.5 million in related yard operation expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2014, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) have the same meanings as in such Notes.

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.) and Brazil. We also provide vehicle remarketing services in the United Arab Emirates (U.A.E.), Germany and Spain.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S. and Canada (North America), Brazil and the U.A.E., we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers, as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:

Service and Vehicle Sales Revenue: Our revenue consists of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own and is primarily generated in the U.K. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account.

Our revenue is impacted by changes in salvage frequency. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs. Conversely, increases in used car prices, such as occurred during the most recent recession may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New cars sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.4 years in 2014. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Operating Costs and Expenses: Yard operations consists primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development, and marketing expenses.

Other Income and Expense: Other income primarily includes income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt.

Liquidity and Cash Flows: Our primary source of working capital is cash operating results. The primary source of our liquidity is our cash and cash equivalents. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) increased volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; and (xi) contract mix to the extent appropriate. These factors are further discussed in the Results of Operations and Risk Factors sections of this Annual Report on Form 10-K.

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings strengthen our coverage, as we have facilities located in North America, the U.K., the U.A.E., Germany, Spain and Brazil, and are able to provide national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth facilities that we have acquired or opened from August 1, 2011 through July 31, 2014:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Atlanta, Georgia	Greenfield	August 2011	United States
Burlington, North Carolina	Greenfield	July 2012	United States
Webster New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Seaford, Delaware	Greenfield	July 2014	United States
Edmonton, Canada	Acquisition	May 2012	Canada
Calgary, Canada	Acquisition	May 2012	Canada
Montreal, Canada	Acquisition	November 2013	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Itaquaquecetuba, Brazil	Greenfield	January 2014	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain

*	Salvage Parent, Inc. conducts business primarily as Quad City Salvage Auction, Crashed Toys, and Desert View Auto Auctions.

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2014, 2013 and 2012:

	Year Ended July 31,
(In percentages)	2014	2013	2012
Service revenues and vehicle sales:
Service revenues	82%	81%	82%
Vehicle sales	18%	19%	18%
Total service revenues and vehicle sales	100%	100%	100%

Operating expenses:
Yard operations	45%	44%	41%
Cost of vehicle sales	15%	16%	15%
General and administrative	14%	13%	12%
Impairment of long-lived assets	3%	0%	1%
Total operating expenses	77%	73%	69%
Operating income	23%	27%	31%
Other (expense) income:	0%	–1%	–1%
Income before income taxes	23%	26%	30%
Income taxes	8%	9%	10%
Net income	15%	17%	20%

Comparison of Fiscal Years ended July 31, 2014, 2013 and 2012

The following table presents a comparison of service revenues and vehicle sales for fiscal 2014, 2013 and 2012:

	Year Ended July 31,			2014 vs. 2013		2013 vs. 2012
(In thousands)	2014	2013	2012	Change	% Change	Change	% Change
Service revenues	$958,413	$849,667	$757,272	$108,746	12.8%	$92,395	12.2%
Vehicle sales	205,076	196,719	166,919	8,357	4.2%	29,800	17.9%
Total service revenues and vehicle sales	$1,163,489	$1,046,386	$924,191	$117,103	11.2%	$122,195	13.2%

Service Revenues. The increase in service revenues for fiscal 2014 of $108.7 million, or 12.8% as compared to fiscal 2013 came from (i) growth in North America of $76.7 million; (ii) growth in the U.K. of $23.7 million, driven by increased volume from our vehicle suppliers; and, (iii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil, which represented $8.3 million. Excluding the increase in revenues in fiscal 2013 associated with Hurricane Sandy of $31.2 million, North America service revenue grew by $107.9 million, or 14.7%. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of fiscal 2013, and increases from existing suppliers as we believe there has been an increase in the overall growth in the salvage market driven by increased salvage frequency.

The increase in service revenues for fiscal 2013 of $92.4 million, or 12.2% as compared to fiscal 2012 came from growth from (i) our international expansion during the year into Germany, Spain, the U.A.E., and Brazil, which represented $10.1 million; (ii) the acquisition of Salvage Parent, Inc. which closed on May 30, 2013 and represented $8.0 million; (iii) growth in the U.K. of $2.9 million driven by increased revenue per car; and, (iv) growth in North America of $71.4 million. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from (i) Hurricane Sandy, as the major storm produced an extraordinary volume of flood damaged vehicles; (ii) increased volumes from the full year impact of an exclusive provider contract entered into with a major insurance company at the end of fiscal 2012; and, (iii) what we believe to be a general increase in the overall salvage market as we believe there has been an increase in salvage frequency.

Vehicle Sales. The increase in vehicle sales for fiscal 2014 of $8.4 million, or 4.2% as compared to fiscal 2013 primarily came from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E. and Brazil, which represented $4.8 million; (ii) growth in the U.K. of $2.3 million, driven primarily by increased open market purchase activity from the general public; and (iii) growth in North America of $1.3 million, driven primarily by the acquisition of Salvage Parent, Inc.

The increase in vehicle sales for fiscal 2013 of $29.8 million, or 17.9% as compared to fiscal 2012 resulted from (i) our international expansion during the year into Germany, Spain, the U.A.E. and Brazil which represented $1.1 million; (ii) the acquisition of Salvage Parent, Inc. which represented $3.2 million; (iii) growth in the U.K. of $13.6 million driven primarily by increased volume from insurance sellers and increased open market purchase activity from the general public; and (iv) growth in the North America of $11.9 million driven primarily by increased open market purchase activity.

The following table summarizes operating expenses, total other expenses and income taxes for fiscal 2014, 2013 and 2012:

	Year Ended July 31,			2014 vs. 2013		2013 vs. 2012
(In thousands)	2014	2013	2012	Change	% Change	Change	% Change
Operating expenses:
Yard operations	$520,423	$458,228	$377,604	$62,195	13.6%	$80,624	21.4%
Cost of vehicle sales	174,493	167,236	136,971	7,257	4.3%	30,265	22.1%
General and administrative	164,535	137,930	114,492	26,605	19.3%	23,438	20.5%
Impairment of long-lived assets	29,104	—	8,771	29,104	100.0%	(8,771)	–100.0%
Total operating expenses	$888,555	$763,394	$637,838	$125,161	16.4%	$125,556	19.7%

Total other expenses	$(4,899)	$(6,120)	$(8,297)	$1,221	–20.0%	$2,177	–26.2%
Income taxes	91,348	96,847	95,937	(5,499)	–5.7%	910	0.9%

Yard Operations Expense. The increase in yard operations expense for fiscal 2014 of $62.2 million, or 13.6% as compared to fiscal 2013 primarily came from (i) growth in North America, driven by the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of the fiscal 2013, increased volume from what we believe to be an increase in the overall size of the salvage market due to increased salvage frequency, and increases in volume from non-insurance suppliers; (ii) growth in the U.K., driven by increased volumes from our new and existing suppliers; and (iii) growth in our international activity outside of the U.K. as these operations are in their developmental stages, without the benefit of scale. Included in our yard operations expense in fiscal 2013 was $25.7 million of abnormal costs associated with Hurricane Sandy. Excluding those costs, the average handling cost per car increased, driven primarily by growth in normal subhaul, labor, equipment and titling costs, as well as charges associated with severance and lease termination costs of $2.9 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition.

Included in yard operations cost was depreciation and amortization expenses, which were $36.2 million, $40.8 million, and $33.0 million for fiscal 2014, 2013, and 2012 respectively. The decrease in yard operation depreciation and amortization expense in fiscal 2014 was due primarily to our data center assets being fully depreciated. The increase in yard operation depreciation and amortization expense in fiscal 2013 was due primarily to accelerated depreciation from the shorter useful lives of our data center assets.

The increase in yard operations expense for fiscal 2013 of $80.6 million, or 21.4% as compared to fiscal 2012, was due to the growth from (i) our international expansion during the year into Germany, Spain, the U.A.E., and Brazil which represented $5.4 million; (ii) the acquisition of Salvage Parent, Inc. which represented $6.4 million; (iii) growth in the U.K. of $1.6 million driven by increased volume associated with general salvage market growth; and (iv) growth in North America of $59.5 million. The growth in North America was driven by increases in both the costs to process each car and in volume which were $31.7 million and $27.8 million, respectively. The increase in volume came from (i) Hurricane Sandy, as the major storm produced an extraordinary volume of flood damaged vehicles; (ii) increased volumes from the full year impact of an exclusive provider contract entered into with a major insurance company at the end of fiscal 2012; and, (iii) what we believe to be a general increase the in overall salvage market as we believe there has been an increase in salvage frequency, which is the percentage of cars involved in accidents that the insurance companies salvage rather than repair. The increase in the cost to process each car was driven primarily by the abnormal costs for temporary storage facilities, premiums for subhaulers, labor costs incurred from overtime, travel and lodging, and equipment associated with Hurricane Sandy. There was also an increase in the normal cost to process each car driven by growth in normal subhaul, labor, equipment and titling costs.

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2014 of $7.3 million, or 4.3% as compared to fiscal 2013 came from (i) our international expansion during the prior fiscal year, which represented $4.8 million; (ii) growth in the U.K. of $2.1 million, driven primarily by increased open market purchase activity from the general public; and (iii) growth in North America of $0.3 million driven primarily by the acquisition of Salvage Parent, Inc.

The increase in cost of vehicle sales for fiscal 2013 of $30.3 million, or 22.1% as compared to fiscal 2012 came from (i) our international expansion during the year into Germany, Spain, the U.A.E. and Brazil which represented $1.1 million; (ii) the acquisition of Salvage Parent, Inc. which represented $2.9 million; and (iii) growth in the U.K. and North America of $26.2 million and driven primarily by increased volume from insurance sellers in the U.K. and increased open market purchase activity from the general public in both the U.K. and North America.

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2014 of $26.6 million, or 19.3% as compared to fiscal 2013 increased primarily from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil representing $3.7 million; and, (ii) growth in North America of $19.6 million, driven primarily by the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of fiscal 2013, increased expenditures on technology development, and the overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion. Included in fiscal 2014 was $7.5 million in lease termination, severance and relocation costs associated with the integration of the Salvage Parent, Inc. acquisition and the relocation of our technology department from California to our Dallas, Texas corporate headquarters.

Included in general and administrative costs were depreciation and amortization expenses which were $17.5 million, $16.0 million, and $15.1 million for fiscal 2014, 2013, and 2012, respectively.

The increase in general and administrative expenses for fiscal 2013 of $23.4 million, or 20.5% as compared to fiscal 2012 is a result of growth from (i) our international expansion during the year into Germany, Spain, the U.A.E. and Brazil representing $5.3 million; (ii) the acquisition of Salvage Parent, Inc. which closed on May 30, 2013 and represents $2.8 million; (iii) relocation costs of $1.7 million; and (iv) growth in North America of $12.8 million. The growth in North America was driven primarily by increased costs associated with new product development, the configuration of a new worldwide ERP operating platform and the transition costs associated with the outsourcing of our IT infrastructure and support which totaled $10.8 million; as well as an overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion.

Impairment. During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally developed proprietary solution in its place. As a result, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

Other (Expense) Income. The decrease in total other expense for fiscal 2014 of $1.2 million, or 20.0% as compared to fiscal 2013 was primarily due to a decrease in interest expense as a result of principal payments on long-term debt. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt.

The decrease in total other expense for fiscal 2013 of $2.2 million, or 26.2% as compared to fiscal 2012 was primarily due to a decrease in interest expense as a result of principal payments on long-term debt, partially offset by a gain on sale of assets.

Income Taxes. Our effective income tax rates were 33.8%, 35.0%, and 34.5% for fiscal 2014, 2013 and 2012, respectively. The change in the overall tax rate was driven by fluctuations in the U.S. tax laws and the geographical allocation of our taxable income.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2014, 2013 and 2012:

	July 31,			2014 vs. 2013		2013 vs. 2012
(In thousands)	2014	2013	2012	Change	% Change	Change	% Change
Cash and cash equivalents	$158,668	$63,631	$140,112	$95,037	149.4%	$(76,481)	–54.6%
Working capital	168,007	67,893	134,908	100,114	147.5%	(67,015)	–49.7%

	Year Ended July 31,			2014 vs. 2013		2013 vs. 2012
(In thousands)	2014	2013	2012	Change	% Change	Change	% Change
Operating cash flows	$262,594	$199,326	$229,673	$63,268	31.7%	$(30,347)	–13.2%
Investing cash flows	(92,103)	(208,021)	(48,087)	115,918	–55.7%	(159,934)	332.6%
Financing cash flows	(76,823)	(65,891)	(114,873)	(10,932)	16.6%	48,982	–42.6%

Capital expenditures, including acquisitions	$(95,810)	$(214,287)	$(57,396)	$118,477	–55.3%	$(156,891)	273.3%
Payments on long-term debt	(75,000)	(96,660)	(56,250)	21,660	–22.4%	(40,410)	71.8%
Acquisitions	(14,300)	(84,022)	(2,564)	69,722	–83.0%	(81,458)	3,177.0%

Working capital and cash and cash equivalents increased for fiscal 2014 as compared to fiscal 2013 primarily due to cash generated from operations, partially offset by decreases in capital expenditures, payments on long-term debt and cash used in acquisitions. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at variable rates. Cash and cash equivalents decreased for fiscal 2013 as compared to fiscal 2012 due to increases of capital expenditures and acquisitions as well as payments on long-term debt, partially offset by a reduction in share repurchase activity, proceeds from stock option exercises and increased accounts payable balances.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, members’ fees and reimbursable advances from the proceeds of vehicle sales. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which the insurance companies salvage rather than repair. During the winter months, most of our facilities process

10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

As of July 31, 2014, $57.0 million of the $158.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net cash provided by operating activities increased for fiscal 2014 as compared to fiscal 2013 due to improved cash operating results from an increase in revenue and changes in operating assets and liabilities. The change in operating assets and liabilities was related to the lower growth in accounts receivables of $18.3 million, primarily due to the prior year effect of Hurricane Sandy; a decrease in prepaid and other assets of $11.3 million; offset by an increase in accounts payable of $9.3 million.

Net cash provided by operating activities decreased during fiscal 2013 as compared to fiscal 2012 primarily due to increases in prepaid and other assets of $28.8 million, accounts receivable of $15.2 million, and income taxes receivable of $7.8 million, partially offset by increases in accounts payable of $18.6 million. The remaining decrease of $2.8 million was due to the timing of routine changes in working capital items.

Net cash used in investing activities decreased for fiscal 2014 as compared to fiscal 2013 due primarily to significant land acquisitions during fiscal 2013, related to our first facilities in Brazil and Germany, and a decrease in cash used for acquisitions. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material non-cancelable commitments for future capital expenditures as of July 31, 2014. Included in capital expenditures for fiscal 2014 were capitalized software development costs for new software for internal use and major software enhancements to existing software. The capitalized costs were $16.5 million, $19.3 million and $8.2 million for fiscal 2014, 2013 and 2012, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. During fiscal 2014, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of business operating software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in investing activities increased for fiscal 2013 as compared to fiscal 2012 due primarily to increases in capital expenditures, including significant land acquisitions related to our first facilities in Brazil and Germany, lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. Acquisition related capital expenditures for fiscal 2013 were $84.0 million primarily for the acquisition of Salvage Parent, Inc. and acquisitions for international expansion.

Net cash used in financing activities increased for fiscal 2014 as compared to fiscal 2013, predominantly due to a $16.3 million change in bank overdraft, decreased proceeds of $11.0 million from the exercise of stock options, a $14.4 million decrease in common stock repurchases and a $3.8 million reduction in tax benefits from stock-based payment compensation, partially offset by a $21.7 million decrease in payments on long-term debt. See Notes to Consolidated Financial Statements, Note 10 — Stockholders’ Equity.

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program that was originally implemented in 2003, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2014, we did not repurchase any shares of our common stock. For fiscal 2013, we repurchased 500,000 shares of our common stock at a weighted average price of $27.77. For fiscal 2012, we repurchased 8,880,708 shares of our common stock at a weighted average price of $22.51. As of July 31, 2014, the total number of shares repurchased under the program was 50,286,782 and 47,713,218 shares were available for repurchase under our program.

Net cash used in financing activities decreased for fiscal 2013 as compared to fiscal 2012 due to a $188.3 million decrease in common stock repurchases, a $16.3 million change in bank overdraft and increased proceeds of $7.8 million from the exercise of stock options, partially offset by a $125.0 million decrease in proceeds from the issuance of long-term debt and a $40.4 million increase in payments on long-term debt.

In the first, second and third quarters of fiscal 2012 and the second quarter of fiscal 2013, certain executives exercised stock options through cashless exercises. In the first quarter of fiscal 2014, certain employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $0.1 million, $0.6 million, and $2.6 million in fiscal 2014, 2013 and 2012, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	9.00	7,506	4,584	7,910	23.98	110
FY 2012—Q3	322,520	10.74	131,299	85,683	105,538	26.38	2,260
FY 2013—Q2	73,228	8.89	18,127	17,461	37,640	35.91	627
FY 2014—Q1	14,000	16.43	7,241	2,519	4,240	31.77	80

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2014:

	Payments due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt including current portion	$75,000	$218,750	$—	$—	$—	$293,750
Interest payments on long-term debt including current portion	5,881	1,589	—	—	—	7,470
Operating leases (1)	23,357	39,052	28,736	76,189	—	167,334
Capital leases (1)	1,407	1,350	2	—	—	2,759
Tax liabilities (2)	—	—	—	—	23,771	23,771
Total contractual obligations	$105,645	$260,741	$28,738	$76,189	$23,771	$495,084

	Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$17,379	$—	$—	$—	$—	$17,379

(1)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(2)	Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcome.

(3)	Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions.

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

The Term Loan, which at July 31, 2014 had $293.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty. During fiscal 2014, we made principal repayments of $75.0 million. We currently have $0.7 million of deferred financing costs in other assets as of July 31, 2014.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance. See Notes to Consolidated Financial Statements, Note 9 — Derivatives and Hedging. A default interest rate applies on all obligations during an event of default under the credit facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate as of July 31, 2014 was the 0.15% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio, as defined in the Credit Facility. The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of July 31, 2014, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date of December 14, 2015. The Credit Facility requires us to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on our leverage ratio. We had no outstanding borrowings under the Revolving Credit at July 31, 2014.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before interest, income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We were in compliance with all covenants as of July 31, 2014.

Restructuring

We relocated our corporate headquarters to Dallas, Texas in 2012. The restructuring costs were as follows:

	Year Ended July 31,
(In thousands)	2014	2013	2012
General and administrative
Severance	$4,598	$978	$1,675
Relocation	491	759	534
Total general and administrative	$5,089	$1,737	$2,209
Yard operations
Relocation	$(28)	$189	$745
Impairment	—	—	1,123
Total yard operations	$(28)	$189	$1,868

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including costs related to vehicle pooling, self-insured reserves, allowance for doubtful accounts, income taxes, revenue recognition, stock-based payment compensation, purchase price allocations, long-lived asset impairment calculations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. Our significant accounting policies are described in the Notes to Consolidated Financial Statements, Note 1 — Description of Business and Summary of Significant Accounting Policies. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in Part I., Item I., “Financial Statements.”

Revenue Recognition

We provide a portfolio of services to our sellers and buyers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use our Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. We evaluate multiple-element arrangements relative to our member and seller agreements.

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of our current North American contracts, collecting the proceeds from the member. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management’s best estimate and is allotted based on the relative selling price method.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values for fiscal 2014 and 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt for additional fair value disclosures.

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

We apply the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expense, double freight and rehandling costs be recognized as current period charges, regardless of whether they meet the criteria of “abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

In early November 2012, Hurricane Sandy hit the northeastern coast of the United States. As a result of the extensive flooding that it caused, we expended additional costs for (i) temporary storage facilities; (ii) premiums for subhaulers as they were reassigned from other regions; and (iii) labor costs incurred for overtime, travel and lodging due to the reassignment of employees to the affected region. These costs, which are characterized as “abnormal” under ASC 330, Inventory, were expensed as incurred and not included in inventory. As of July 31, 2013, the incremental salvage vehicles received as a result of Hurricane Sandy, were sold.

Derivatives and Hedging

We have entered into two interest rate swaps to eliminate interest rate risk on our variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Notes to Consolidated Financial Statements, Note 9 — Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any hedge ineffectiveness with the effective portion of the hedges’ change in fair value recorded in other comprehensive income or loss.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of July 31, 2014 and 2013 was $61.7 million and $74.3 million, respectively. Accumulated amortization expense related to software as of July 31, 2014 and 2013 totaled $38.6 million and $28.6 million, respectively.

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally developed proprietary solution in its place. As a result, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $1.7 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not, the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2014, we have $2.2 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the twelve months ended July 31, 2014, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $2.7 million.

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

Stock-based Payment Compensation

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of our policies contains an aggregate stop loss to limit our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.7 million as of July 31, 2014. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.5 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers’ compensation expense and our accrual for workers’ compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2014. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2014, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $293.8 million as of July 31, 2014. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. If interest rates were to increase by 10%, our interest expense would increase but by an insignificant amount due to the fixed interest rate swaps. We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance to mitigate the interest expense risk.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, and Germany. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would have resulted in an increase to revenue of $26.3 million for fiscal 2014.

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2014, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $19.0 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar,

British pound, U.A.E. dirham, Brazilian real and Euro would not have materially affected our consolidated financial position.

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

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2014. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2014 of Copart, Inc. and our report dated September 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 29, 2014

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2014 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information required by this item is incorporated by reference to the sections entitled “Proposal Number One Election of Directors,” “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

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

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2014 fiscal year end) under the heading “Executive Compensation,” “Compensation of Non-Employee Directors,” and “Corporate Governance and Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2014 fiscal year end) under the headings “Security Ownership” and “Execution Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2014 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Four — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2014 fiscal year end).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	Financial statements:

Our consolidated financial statements at July 31, 2014 and 2013 and for each of the three years in the period ended July 31, 2014 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

(b)	Financial statement schedules:

No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(c)	Exhibits:

Exhibits are filed as part of this Report and are hereby incorporated by reference. Refer to Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer (Principal Executive Officer and Director)

Date: September 29, 2014

COPART, INC.

By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin, Executive Vice President, United States and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 29, 2014

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

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR A. Jayson Adair	Chief Executive Officer (Principal Executive Officer and Director)	September 29, 2014

/s/ WILLIAM E. FRANKLIN William E. Franklin	Executive Vice President, United States and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2014

/s/ WILLIS J. JOHNSON Willis J. Johnson	Chairman of the Board	September 29, 2014

/s/ VINCENT W. MITZ Vincent W. Mitz	President and Director	September 29, 2014

/s/ JAMES E. MEEKS James E. Meeks	Director	September 29, 2014

/s/ STEVEN D. COHAN Steven D. Cohan	Director	September 29, 2014

/s/ DANIEL ENGLANDER Daniel Englander	Director	September 29, 2014

/s/ THOMAS N. TRYFOROS Thomas N. Tryforos	Director	September 29, 2014

/s/ MATT BLUNT Matt Blunt	Director	September 29, 2014

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated September 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 29, 2014

COPART, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$158,668	$63,631
Accounts receivable, net	196,985	182,714
Vehicle pooling costs	24,438	20,466
Inventories	7,259	10,736
Income taxes receivable	2,288	9,416
Deferred income taxes	1,803	2,216
Assets held for sale	1,345	1,929
Prepaid expenses and other assets	19,505	15,344
Total current assets	412,291	306,452
Property and equipment, net	692,383	677,517
Intangibles, net	25,242	17,706
Goodwill	283,780	267,463
Deferred income taxes	36,721	30,117
Other assets	56,387	35,226
Total assets	$1,506,804	$1,334,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$152,156	$136,648
Bank overdraft	—	16,291
Deferred revenue	4,170	4,832
Income taxes payable	8,284	4,741
Current portion of long-term debt and capital lease obligations	79,674	76,047
Total current liabilities	244,284	238,559
Deferred income taxes	7,372	8,071
Income taxes payable	23,771	23,091
Long-term debt and capital lease obligations	223,227	296,410
Other liabilities	4,651	5,949
Total liabilities	503,305	572,080

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—180,000,000 shares authorized; 126,143,366 and 125,494,995 shares issued and outstanding, respectively	13	13
Additional paid-in capital	404,542	368,769
Accumulated other comprehensive loss	(20,060)	(47,161)
Retained earnings	619,004	440,780
Total stockholders’ equity	1,003,499	762,401
Total liabilities and stockholders’ equity	$1,506,804	$1,334,481

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2014	2013	2012
Service revenues and vehicle sales:
Service revenues	$958,413	$849,667	$757,272
Vehicle sales	205,076	196,719	166,919
Total service revenues and vehicle sales	1,163,489	1,046,386	924,191
Operating expenses:
Yard operations	520,423	458,228	377,604
Cost of vehicle sales	174,493	167,236	136,971
General and administrative	164,535	137,930	114,492
Impairment of long-lived assets	29,104	—	8,771
Total operating expenses	888,555	763,394	637,838
Operating income	274,934	282,992	286,353

Other (expense) income:
Interest expense	(8,768)	(10,267)	(11,341)
Interest income	491	638	357
Other income, net	3,378	3,509	2,687
Total other expense	(4,899)	(6,120)	(8,297)
Income before income taxes	270,035	276,872	278,056
Income taxes	91,348	96,847	95,937
Net income	$178,687	$180,025	$182,119

Basic net income per common share	$1.42	$1.44	$1.42
Weighted average common shares outstanding	125,693	124,912	128,120

Diluted net income per common share	$1.36	$1.39	$1.39
Diluted weighted average common shares outstanding	131,230	129,781	131,428

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2014	2013	2012
Comprehensive income, net of tax:
Net income	$178,687	$180,025	$182,119
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net (a)	2,140	2,993	(1,749)
Reclassification adjustment of interest rate swaps, net (b)	(1,467)	(1,624)	(1,361)
Foreign currency translation adjustments	26,428	(10,487)	(11,708)
Total comprehensive income	$205,788	$170,907	$167,301

(a)	Net of tax effect of $(1,125), $(1,647) and $1,045 for the years ended July 31, 2014, 2013 and 2012, respectively.
(b)	Net of tax effect of $744, $874 and $717 for the years ended July 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balances at July 31, 2011	132,011,034	$13	$313,927	$(23,225)	$264,457	$555,172
Net income	—	—	—	—	182,119	182,119
Currency translation adjustment	—	—	—	(11,708)	—	(11,708)
Interest rate swaps, net of tax effects	—	—	—	(3,110)	—	(3,110)
Exercise of stock options, net of repurchased shares	1,165,605	—	13,202	—	(2,777)	10,425
Employee stock-based payment compensation and related tax benefit	—	—	26,158	—	—	26,158
Shares issued for Employee Stock Purchase Plan	97,769	—	1,957	—	—	1,957
Shares repurchased	(8,880,708)	(1)	(29,057)	—	(170,838)	(199,896)
Balances at July 31, 2012	124,393,700	12	326,187	(38,043)	272,961	561,117
Net income	—	—	—	—	180,025	180,025
Currency translation adjustment	—	—	—	(10,487)	—	(10,487)
Interest rate swaps, net of tax effects	—	—	—	1,369	—	1,369
Exercise of stock options, net of repurchased shares	1,516,534	1	21,370	—	(943)	20,428
Employee stock-based payment compensation and related tax benefit	—	—	21,886	—	—	21,886
Shares issued for Employee Stock Purchase Plan	84,761	—	1,948	—	—	1,948
Shares repurchased	(500,000)	—	(2,622)	—	(11,263)	(13,885)
Balances at July 31, 2013	125,494,995	13	368,769	(47,161)	440,780	762,401
Net income	—	—	—	—	178,687	178,687
Currency translation adjustment	—	—	—	26,428	—	26,428
Interest rate swaps, net of tax effects	—	—	—	673	—	673
Exercise of stock options, net of repurchased shares	566,404	—	10,349	—	(463)	9,886
Employee stock-based payment compensation and related tax benefit	—	—	23,085	—	—	23,085
Shares issued for Employee Stock Purchase Plan	81,967	—	2,339	—	—	2,339
Balances at July 31, 2014	126,143,366	$13	$404,542	$(20,060)	$619,004	$1,003,499

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net Income	$178,687	$180,025	$182,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,726	56,728	48,167
Allowance for doubtful accounts	1,087	(356)	(192)
Impairment of long-lived assets	29,104	—	8,771
Stock-based compensation	22,099	19,557	21,791
Excess tax benefit from stock-based payment compensation	(2,289)	(6,097)	(4,367)
Gain on sale of property and equipment	(1,461)	(962)	(143)
Deferred income taxes	(10,838)	(3,605)	(17,579)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,870)	(31,171)	(16,004)
Vehicle pooling costs	(3,613)	(3,626)	1,142
Inventories	4,012	(1,777)	(218)
Prepaid expenses and other current assets	(4,500)	(5,971)	6,026
Other assets	(8,900)	(18,714)	(1,951)
Accounts payable and accrued liabilities	5,425	14,749	(3,805)
Deferred revenue	(661)	(871)	(243)
Income taxes receivable	9,267	(752)	7,082
Income taxes payable	2,816	1,609	(2,545)
Other liabilities	1,503	560	1,622
Net cash provided by operating activities	262,594	199,326	229,673
Cash flows from investing activities:
Purchases of property and equipment	(81,510)	(130,265)	(54,832)
Proceeds from sale of property and equipment	2,849	3,077	1,268
Proceeds from sale of assets held for sale	858	3,189	8,041
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	(14,300)	(84,022)	(2,564)
Net cash used in investing activities	(92,103)	(208,021)	(48,087)
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,412	21,442	13,651
Excess tax benefit from stock-based payment compensation	2,289	6,097	4,367
Proceeds from the issuance of Employee Stock Purchase Plan shares	2,339	1,948	1,957
Repurchases of common stock	(572)	(15,009)	(203,285)
Change in bank overdraft	(16,291)	16,291	—
Proceeds from the issuance of long-term debt	—	—	125,000
Debt offering costs	—	—	(313)
Principal payments on long-term debt	(75,000)	(96,660)	(56,250)
Net cash used in financing activities	(76,823)	(65,891)	(114,873)
Effect of foreign currency translation	1,369	(1,895)	(610)
Net increase (decrease) in cash and cash equivalents	95,037	(76,481)	66,103
Cash and cash equivalents at beginning of period	63,631	140,112	74,009
Cash and cash equivalents at end of period	$158,668	$63,631	$140,112
Supplemental disclosure of cash flow information:
Interest paid	$8,768	$10,267	$11,333
Income taxes paid	$82,813	$95,182	$106,581

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 1 — Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include but are not limited to, vehicle pooling costs; self-insured reserves; allowance for doubtful accounts; income taxes; revenue recognition; stock-based payment compensation; purchase price allocations; long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from these estimates.

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
JULY 31, 2014

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

The Company also charges members an annual registration fee for the right to participate in its vehicle sales program, which is recognized ratably over the term of the arrangement, and relist and late-payment fees, which are recognized upon receipt of payment by the member. No provision for returns has been established, as all sales are final with no rights of return, although the Company provides for bad debt expense in the case of non-performance by its members or sellers.

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

The Company applies the provisions of accounting guidance for subsequent measurement of inventory to our vehicle pooling costs. The provision requires that items such as idle facility expenses, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criteria of “abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.

In early November 2012, Hurricane Sandy hit the northeastern coast of the United States. As a result of the extensive flooding that it caused, the Company expended additional costs for (i) temporary storage facilities; (ii) premiums for subhaulers as they were reassigned from other regions; and (iii) labor costs incurred for overtime, travel and lodging due to the reassignment of employees to the affected region. These costs, which are characterized as “abnormal” under ASC 330, Inventory, were expensed as incurred and not included in inventory. At July 31, 2013, the incremental salvage vehicles received as a result of Hurricane Sandy were sold.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2012	$(34,933)
Loss on foreign currency translation	(10,487)
Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	26,428
Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of July 31, 2014 and 2013, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8—Long-Term Debt for additional fair value disclosures.

Derivatives and Hedging

The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable rate Term Loan, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Note 9—Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the hedges change in fair value recorded in other comprehensive income.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations consists primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel and equipment maintenance and repair. The Company recognizes the costs of pre-sale services, including towing, title processing, and preparation and storage within yard operation expenses at the time the related services are provided.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, accounting and data processing, sales personnel, professional services, system maintenance and enhancements and marketing expenses.

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $5.0 million, $5.0 million and $6.5 million for the years ended July 31, 2014, 2013 and 2012, respectively.

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

Bank Overdraft

As a result of maintaining a consolidated cash management system, the Company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting bank overdraft position is included in current liabilities as of July 31, 2013.

Inventory

Inventories of purchased vehicles are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring ownership of the vehicle. The cost of vehicles sold is charged to cost of vehicle sales as sold on a specific identification basis.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Accounts Receivable

Accounts receivable, which consist primarily of advance charges due from insurance companies and the gross sales price of the vehicle due from members, are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by considering both seller and member accounts receivables written off during the previous twelve-month period as a percentage of the total accounts receivable balance.

Concentration of Credit Risk

Financial instruments, which subject the Company to potential credit risk, consist of its cash and cash equivalents, short-term investments and accounts receivable. The Company adheres to its investment policy when placing investments. The investment policy has established guidelines to limit the Company’s exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, limiting investments in any one issuer or pooled fund and placing investments with maturities that maintain safety and liquidity. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes that the financial risks associated with these financial instruments are minimal.

The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company does not have off-balance sheet credit exposure related to its customers and to date, the Company has not experienced significant credit-related losses.

No single customer accounted for more than 10% of total revenues for the years ended July 31, 2014, 2013 and 2012. As of July 31, 2014 and 2013, one customer accounted for more than 10% of the Company’s accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between five and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of: three to five years for internally developed or purchased software; three to seven years for transportation and other equipment; three to ten years for office furniture and equipment; and 5 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Long-Lived Asset Valuation

The Company evaluates long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with ASC 360, Property, Plant, and Equipment, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when the estimated undiscounted future cash flows expected to be generated from the use of the asset are less than the carrying amount of the asset. The impairment loss is then calculated by comparing the carrying amount with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the asset.

Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of the year ended July 31, 2014, utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

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

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2014 and 2013 was $61.7 million and $74.3 million, respectively. Accumulated amortization expense related to software as of July 31, 2014 and 2013 totaled $38.6 million and $28.6 million, respectively.

The Company recently reassessed its strategy of utilizing a third-party enterprise operating system to address its international expansion needs based on the projected cost to complete, deployment risk and certain other factors. The Company decided to cease development of this software and address its international technology needs through an internally developed proprietary solution. For the year ended July 31, 2014, the Company recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of the Company’s policies contains an aggregate stop loss which limits its ultimate exposure. The Company’s liability represents an estimate of the

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated results of operations, financial position or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2014 and 2013, the total amount reserved for related self-insured claims is $5.7 million and $6.1 million, respectively.

Stock-Based Payment Compensation

The Company accounts for stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31,
	2014	2013	2012
Expected life (in years)	5.1 – 7.1	5.2 – 6.9	5.2 – 6.8
Risk-free interest rate	1.55 – 2.3%	0.61 – 1.5%	0.68 – 1.7%
Estimated volatility	20 – 25%	24 – 26%	24 – 26%
Expected dividends	0%	0%	0%
Weighted average fair value at measurement date	$11.10	$7.87	$6.01

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Estimated forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Net cash proceeds from the exercise of stock options were $10.4 million, $21.4 million and $13.7 million for the years ended July 31, 2014, 2013 and 2012, respectively. The Company realized an income tax benefit of $2.3 million, $6.1 million and $4.4 million from stock option exercises during the years ended July 31, 2014, 2013 and 2012, respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2014, 2013 and 2012, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Recently Issued Accounting Standards

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

In February 2013, the FASB ASU 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company’s adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

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

NOTE 2 — Acquisitions

Fiscal 2014 Transactions

During the year ended July 31, 2014, the Company acquired one facility in Montreal, Canada; a salvage vehicle auction business in Brazil, which did not include any facilities; as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com. The aggregate purchase price totaled $14.5 million.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for these acquisitions (in thousands):

Allocation of the acquisition:
Accounts receivable and prepaid expenses	$734
Property and equipment	71
Inventory	81
Intangible assets	5,153
Goodwill	8,472
Liabilities assumed	(43)
Fair value of net assets and liabilities acquired	$14,468

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which has resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the businesses; and because of the complementary strategic fit and resulting synergies brought to existing operations. The goodwill that arose from these acquisitions was within Level III of the fair value hierarchy as it was valued using unobservable inputs. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances. When a determination is made to classify items within Level III of the fair value hierarchy, the evaluation is based upon the significance of the unobservable inputs to the overall fair value measurement. Due to the limitation of goodwill asset market value or pricing information, the determination of fair value of the goodwill asset is inherently more difficult. Goodwill is not amortized for financial reporting purposes but could be amortizable for tax purposes. The intangible assets that arose from these acquisitions were also within Level III of the fair value hierarchy as it was valued using unobservable inputs, primarily from utilizing the Multi-Period Excess Earnings Method (MPEEM) model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from three to eight years.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

The purchase price allocation for the salvage vehicle auction businesses in Canada and Brazil, and the acquired online marketing company, are not final for property and equipment, income taxes, liabilities and intangible assets acquired pending the final valuation by the Company. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated financial position and results of operations.

The acquisitions do not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition dates.

Fiscal 2013 Transactions

During the year ended July 31, 2013, the Company acquired 100% of the voting stock of Salvage Parent, Inc., which conducts business primarily as Quad City Salvage Auction, CrashedToys, and Desert View Auto Auctions. The Company also acquired salvage vehicle auction businesses in Brazil and the U.A.E.; two auction platforms in Germany and Spain; as well as the assets of Gainesville Salvage Disposal and Auto Salvage Auction, Inc., salvage vehicle auction companies with locations in Gainesville, GA, and Davison and Ionia, MI, for a total purchase price of $87.0 million.

During the year ended July 31, 2014, the purchase price allocation for Salvage Parent, Inc. and the acquired auction platform in Spain was finalized. As a result, from the preliminary purchase price allocation as of July 31, 2013, goodwill decreased $0.8 million, primarily related to increases of $11.5 million in accrued liabilities, $9.3 million in intangible assets, and changes to deferred taxes on acquired intangible assets and working capital adjustments. Accrued liabilities were adjusted after obtaining new information on a pre-acquisition contingency related to a lack of documentation on the historical sales of Salvage Parent, Inc. The Company noted that the potential exposure from this contingency ranged from $7.0 million to $28.0 million. The Company recorded the fair value of this contingency of $14.0 million. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations.

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for these acquisitions (in thousands):

Total cash paid, net of cash acquired	$83,866
Contingent consideration	3,092
Total acquisition price	$86,958
Allocation of the acquisition:
Accounts receivable and prepaid expenses	$21,082
Deferred income taxes	2,845
Vehicle pooling costs	1,187
Property and equipment	21,158
Inventory	634
Intangible assets	24,186
Goodwill	72,666
Liabilities assumed	(56,800)
Fair value of net assets and liabilities acquired	$86,958

The acquisitions do not result in a significant change in the Company’s consolidated results of operations individually nor in the aggregate; therefore pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition dates. The acquisition-related expenses incurred during the year ended July 31, 2013,

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

were not significant and were included in general and administrative expenses in the Company’s consolidated financial position and results of operations.

Fiscal 2012 Transactions

The Company had no significant acquisitions during the year ended July 31, 2012.

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2014	2013
Advance charges receivable	$126,307	$118,584
Trade accounts receivable	72,170	65,660
Other receivables	2,092	1,153
	200,569	185,397
Less: allowance for doubtful accounts	(3,584)	(2,683)
Accounts receivable, net	$196,985	$182,714

Advance charges receivable represents unbilled amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2014	2013	2012
Balance at beginning of year	$2,683	$2,920	$3,122
Charged to costs and expenses	3,376	1,424	1,626
Deductions to bad debt	(2,475)	(1,661)	(1,828)
Balance at end of year	$3,584	$2,683	$2,920

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2014	2013
Transportation and other equipment	$68,956	$58,016
Office furniture and equipment	41,504	59,936
Software	61,698	74,261
Land	475,564	443,126
Buildings and leasehold improvements	429,895	414,284
	1,077,617	1,049,623
Less: accumulated depreciation and amortization	(385,234)	(372,106)
Property and equipment, net	$692,383	$677,517

Depreciation expense on property and equipment was $37.0 million, $42.0 million and $34.8 million for the years ended July 31, 2014, 2013 and 2012, respectively. Amortization expense of software was $9.8 million, $9.5 million and $8.9 million for the years ended July 31, 2014, 2013 and 2012, respectively.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2014	2013
Beginning balance	$267,463	$196,438
Goodwill recorded during the period	7,724	73,414
Effect of foreign currency exchange rates	8,593	(2,389)
Ending balance	$283,780	$267,463

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2014 and 2013 and goodwill was not impaired. As of July 31, 2014 and 2013, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2014	2013	2014	2013	2014	2013	2014	2013
Amortized intangibles:
Covenants not to compete	$17,656	$12,515	$(11,945)	$(10,965)	$5,711	$1,550	4	4
Supply contracts & customer relationships	46,761	33,711	(29,193)	(22,152)	17,568	11,559	4	6
Trade name	2,757	2,998	(1,125)	(402)	1,632	2,596	3	4
Licenses and databases	2,560	3,306	(2,229)	(1,305)	331	2,001	3	3
Intangibles, net	$69,734	$52,530	$(44,492)	$(34,824)	$25,242	$17,706

Aggregate amortization expense on intangible assets was $6.9 million, $4.8 million and $4.5 million for the years ended July 31, 2014, 2013 and 2012, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2014 intangible assets is expected to be as follows:

(In thousands)
2015	$6,491
2016	5,976
2017	5,712
2018	4,501
2019	1,087
Thereafter	1,475
Total future intangible amortization expense	$25,242

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2014	2013
Trade accounts payable	$22,108	$34,488
Accounts payable to sellers	40,105	36,073
Buyer deposits and prepayments	28,117	25,384
Accrued compensation and benefits	25,721	21,978
Accrued insurance	5,703	6,048
Other accrued liabilities	30,402	12,677
Total accounts payable and accrued expenses	$152,156	$136,648

The Company is partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data, including the severity of the Company’s frequency of claims, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate.

NOTE 8 — Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which superseded the Company’s previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the Credit Facility increasing the amount of the Term Loan from $400.0 million to $500.0 million. On March 1, 2013, the Company amended the Credit Facility to increase the net leverage ratio at which restrictive spending covenants were introduced from 1:1 to 1.5:1.

The Term Loan, which as of July 31, 2014, had $293.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance. See Note 9 — Derivatives and Hedging. A default interest rate applies on all obligations during an event of default under the credit facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company’s interest rate as of July 31, 2014 was the 0.16% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company’s consolidated net leverage ratio, as defined in the Credit Facility. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value as of July 31, 2014, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date of December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Company’s leverage ratio. The Company had no outstanding borrowings under the Revolving Credit as of July 31, 2014.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before interest, income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company was in compliance with all covenants as of July 31, 2014.

The Company’s Term Loan requires quarterly payments of $18.8 million, and the Term Loan matures and all outstanding borrowings are due on December 14, 2015. As of July 31, 2014, future payments on the Term Loan for the next two fiscal years are as follows:

(In thousands)	July 31,
2015	$75,000
2016	218,750
Total future Term Loan payments	$293,750

NOTE 9 — Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which totaled $293.8 million as of July 31, 2014. The first swap fixed the Company’s interest rate at 85 basis points plus the one month LIBOR rate on the first $237.5 million of the Term Loan. The second swap fixed the Company’s interest rate at 69 basis points plus the one month LIBOR rate on the next $56.3 million of the Term Loan.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $2.2 million and $2.5 million for the years ended July 31, 2014 and 2013, respectively, out of other comprehensive income into interest expense.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015. See Note 8 — Long-Term Debt. As of July 31, 2014, the notional amount of the interest rate swaps was equal to the Term Loan balance of $293.8 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of July 31, 2014 and 2013, the Company’s fair value of the interest rate swaps were $1.7 million and $2.7 million, respectively, and were classified as other liabilities in the consolidated balance sheets.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

NOTE 10 — Stockholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, with a par value of $0.0001, of which 126,143,366 shares were issued and outstanding at July 31, 2014. As of July 31, 2014 and 2013, the Company had reserved 23,472,855 and 16,606,389 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,158,921 and 1,240,888 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2014 or 2013, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchase

On September 22, 2011, the Company’s board of directors approved a 40 million share increase in the Company’s stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase its common stock during the twelve months ended July 31, 2014. The Company repurchased 500,000 shares of its common stock at a weighted average price of $27.77 per share totaling $13.9 million and 8,880,708 shares of its common stock at a weighted average price of $22.51 per share totaling $200.0 million during the twelve months ended July 31, 2013 and 2012, respectively. As of July 31, 2014, the total number of shares repurchased under the program was 50,286,782 and 47,713,218 shares were available for repurchase under the program. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the twelve months ended July 31, 2014, was less than $0.01.

Additionally, on January 14, 2011, the Company completed a tender offer to purchase up to 21,052,630 shares of their common stock at a price of $19.00 per share. The directors and executive officers were expressly prohibited from participating in the tender offer by their board of directors under the Insider Trading Policy. In connection with the tender offer, The Company accepted for purchase 24,344,176 shares of their common stock. The shares accepted for purchase were comprised of the 21,052,630 shares they offered to purchase and an additional 3,291,546 shares purchased pursuant to their right to purchase additional shares up to 2% of the Company’s outstanding shares. The shares purchased as a result of the tender offer were not part of the repurchase program. The purchase of the shares of common stock was funded by the proceeds from the issuance of long term debt. The dilutive earnings per share impact of all repurchased shares on the weighted average number of common shares outstanding for the year ended July 31, 2014 was less than $0.01.

In the first, second and third quarters of fiscal year 2012 and in the second quarter of fiscal 2013, certain executive officers exercised stock options through cashless exercises. In the first quarter of fiscal 2014, certain employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $0.1 million, $0.6 million and $2.6 million for years ended July 31, 2014, 2013 and 2012, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2012—Q1	40,000	$9.00	16,082	8,974	14,944	$22.39	$201
FY 2012—Q2	20,000	9.00	7,506	4,584	7,910	23.98	110
FY 2012—Q3	322,520	10.74	131,299	85,683	105,538	26.38	2,260
FY 2013—Q2	73,228	8.89	18,127	17,461	37,640	35.91	627
FY 2014—Q1	14,000	16.43	7,241	2,519	4,240	31.77	80

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10 percent of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2014, 2013 and 2012 was 81,967; 84,761; and 97,769, respectively. As of July 31, 2014, there were 3,841,079 shares of common stock issued pursuant to the ESPP and 1,158,921 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 8.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2014, 4,390,767 shares were available for grant under the Plan.

In April 2009, the Compensation Committee of the Company’s Board of Directors, following stockholder approval of proposed grants at a special meeting of stockholders, approved the grant to each Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Officer (and then President), of nonqualified stock options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $15.11 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option became exercisable over five years, due to continued service by the executive, with twenty percent (20%) vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option became fully vested due to continued service on April 14, 2014, the fifth anniversary of the date of grant. The total compensation expense recognized by the Company over the five

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

year service period was $26.1 million per grant. The Company recognized $7.2 million in compensation expense in the year ended July 31, 2014, and $10.2 million for the years ended July 31, 2013 and 2012, respectively, relating to these grants.

In October 2013, the Compensation Committee of the Company’s Board of Directors, following stockholder approval of proposed grants at a meeting of stockholders, approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with twenty percent (20%) vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $4.7 million in compensation expenses for these grants in the year ended July 31, 2014.

The following table details stock-based payment compensation expense included in the company’s consolidated statements of income:

	Year Ended July 31,
(In thousands)	2014	2013	2012
General and administrative	$19,489	$17,238	$18,802
Yard operations	2,610	2,319	2,989
Total stock-based payment compensation	$22,099	$19,557	$21,791

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2014 and 2013.

A summary of the status of the Company’s non-vested shares and its activity during the year ended July 31, 2014 was as follows:

(In thousands, except share amounts)	Number of Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2013	3,396	$6.55
Grants of non-vested shares	4,986	11.10
Vested	(2,186)	6.78
Forfeitures or expirations	(275)	7.05
Non-vested shares at July 31, 2014	5,921	$10.39

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Stock option activity for the year ended July 31, 2014 was as follows:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2013	14,922	$16.75	5.91	$235,086
Grants of options	4,986	35.75	—	—
Exercises	(551)	17.10	—	—
Forfeitures or expirations	(275)	21.73	—	—
Outstanding as of July 31, 2014	19,082	$21.64	6.01	$235,734
Exercisable as of July 31, 2014	13,161	$16.33	4.67	$224,434
Vested and expected to vest as of July 31, 2014	18,522	$21.58	6.10	$218,576

As required by ASC 718, Compensation — Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2014 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2014. The aggregate intrinsic value of options exercised was $10.5 million, $25.4 million and $16.6 million in the years ended July 31, 2014, 2013 and 2012, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2014, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $52.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 1.62 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2014, 2013 and 2012 was $15.0 million, $22.9 million and $20.9 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2014:

(In thousands, except per share amount)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$9.29–$14.88	550	2.32	$12.63	550	$12.63
$15.11–$15.11	8,000	4.70	15.11	8,000	15.11
$16.38–$22.47	4,882	4.89	18.46	4,209	18.24
$22.47–36.82	5,650	9.20	34.52	402	25.69
	19,082	6.01	$21.64	13,161	$16.33

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

NOTE 11 — Income Taxes

Income before taxes consisted of the following:

	Year ended July 31,
(In thousands)	2014	2013	2012
U.S	$218,450	$236,118	$237,596
Non-U.S	51,585	40,754	40,460
Total income before taxes	$270,035	$276,872	$278,056

Income tax expense (benefit) from continuing operations consisted of the following:

	Year ended July 31,
(In thousands)	2014	2013	2012
Federal:
Current	$90,207	$87,484	$102,152
Deferred	(9,589)	(1,073)	(14,557)
	80,618	86,411	87,595
State:
Current	1,912	3,871	3,332
Deferred	(279)	66	(461)
	1,633	3,937	2,871
Foreign:
Current	10,077	9,090	8,460
Deferred	(980)	(2,591)	(2,989)
	9,097	6,499	5,471
Income tax expense	$91,348	$96,847	$95,937

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year ended July 31,
(In thousands)	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	1.1	1.2
Foreign rate differential	(2.1)	(1.8)	(1.9)
Compensation and fringe benefits	0.1	0.1	—
Other differences	(0.3)	0.6	0.2
Effective tax rate	33.8%	35.0%	34.5%

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$1,209	$1,109
Accrued compensation and benefits	36,780	29,909
State taxes	416	438
Accrued other	2,962	3,376
Deferred revenue	1,301	675
Property and equipment	18,627	11,651
Losses carried forward	4,312	4,494
Federal tax benefit	10,457	7,897
Total gross deferred tax assets	76,064	59,549
Less valuation allowance	(2,210)	(1,597)
Net deferred tax assets	73,854	57,952
Deferred tax liabilities:
Vehicle pooling costs	(7,420)	(6,814)
Prepaid insurance	(1,950)	(1,039)
Intangibles and goodwill	(33,332)	(25,757)
Workers’ compensation	—	(81)
Total gross deferred tax liabilities	(42,702)	(33,691)
Net deferred tax assets	$31,152	$24,261

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2014	2013
North America current assets	$1,803	$2,216
North America non-current assets	36,639	29,928
Foreign non-current liabilities	(7,290)	(7,883)
Net deferred tax assets	$31,152	$24,261

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2014 and 2013 was $2.2 million and $1.6 million, respectively.

As of July 31, 2014 and 2013, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate was $18.4 million and $17.2 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however an estimate of the range of the possible change cannot be made at this time.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

The following table summarizes the activities related to the Company’s unrecognized tax benefits:

	July 31,
(In thousands)	2014	2013	2012
Beginning balance	$17,178	$16,946	$18,794
Increases related to current year tax position	1,805	1,844	2,036
Prior year tax positions:
Prior year increase	2,997	1,474	618
Prior year decrease	(523)	—	(952)
Cash settlement	—	—	(452)
Lapse of statute of limitations	(3,038)	(3,086)	(3,098)
Ending balance	$18,419	$17,178	$16,946

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2014, 2013 and 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.4 million, $5.9 million and $5.6 million, respectively.

The Company is currently under audit by the states of New York, South Carolina, and Minnesota from fiscal years 2008 to 2013. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2011, excepting the jurisdictions currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

In the years ended July 31, 2014, 2013 and 2012, the Company recognized a tax benefit of $2.5 million, $6.1 million and $4.4 million, respectively, upon the exercise of certain stock options, which was reflected in stockholders’ equity.

The Company has not provided for U.S. federal income and foreign withholding taxes on its $114.0 million foreign subsidiaries’ undistributed earnings as of July 31, 2014, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed.

NOTE 12 — Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	July 31,
(In thousands)	2014	2013	2012
Weighted average common shares outstanding	125,693	124,912	128,120
Effect of dilutive securities — stock options	5,537	4,869	3,308
Weighted average common and dilutive potential common shares outstanding	131,230	129,781	131,428

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 3,684,735; 298,408; and 2,208,047 options to purchase the Company’s common stock for the years ended July 31, 2014, 2013, and 2012, respectively, because their inclusion would have been anti-dilutive.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

NOTE 13 — Segments and Other Geographic Reporting

The Company’s North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Total revenues by geographic location of the selling facility are summarized in the following table:

	Year ended July 31,
(In thousands)	2014	2013	2012
North America	$904,000	$826,030	$731,495
United Kingdom	235,245	209,186	192,696
Other	24,244	11,170	—
Total revenue	$1,163,489	$1,046,386	$924,191
International total	$269,915	$228,945	$199,322

Long-lived assets by geographic location are summarized in the following table:

	Year ended July 31,
(In thousands)	2014	2013	2012
North America	$551,182	$565,590	$514,527
United Kingdom	139,845	102,934	91,543
Other	57,743	44,219	—
Total long-lived assets	$748,770	$712,743	$606,070
International total	$204,076	$151,179	$95,704

NOTE 14 — Commitments and Contingencies

Leases

The Company leases certain facilities and certain equipment under non-cancelable capital and operating leases. In addition to the minimum future lease commitments presented below, the leases generally require the Company to pay property taxes, insurance, maintenance and repair cost which are not included in the table because the Company has determined these items are not material. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, rent expense is recognized on a straight-line basis over the lease term in accordance with ASC 840, Operating Leases.

The future minimum lease commitments for the next five fiscal years, under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year were as follows:

	Year ended July 31,
(In thousands)	2015	2016	2017	2018	2019	Thereafter	Subtotal	Less Amount Representing Interest	Total
Operating leases	$23,357	$20,718	$18,334	$16,050	$12,685	$76,190	$167,334	$—	$167,334
Capital leases	1,407	1,312	37	3	—	—	2,759	(92)	2,667

Facilities rental expense for the years ended July 31, 2014, 2013 and 2012 were $26.4 million, $20.6 million and $16.2 million, respectively. Yard operations equipment rental expense for the years ended July 31, 2014, 2013 and 2012 were $3.0 million, $2.8 million and $2.7 million, respectively.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

Commitments

Letters of Credit

The Company had outstanding letters of credit of $17.4 million at July 31, 2014, which are primarily used to secure certain insurance obligations.

Contingencies

Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which the Company is a party to, or of which any of the Company’s property is subject to include the following matters.

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now know as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is zealously pursuing its claim for damages, and vigorously defending KPIT’s claim for damages.

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

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its consolidated results of operations, financial position or

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when the insurance is purchased.

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

Based on the opinion from the Company’s outside law firm and advice from outside tax advisors, the Company has adequately provided for the payment of a possible assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit, and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations, financial position, and cash flows.

NOTE 15 — Guarantees — Indemnifications to Officers and Directors

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

NOTE 16 — Related Party Transactions

The Company leases certain of its facilities from officers and directors of the Company under various lease agreements. Rental payments under these leases totaled $1.4 million and $0.4 million for the years ended July 31, 2014 and 2013, respectively. Rental payments to related parties were insignificant for the year ended July 31, 2012.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

During the year ended July 31, 2012, the Company purchased three houses from executives who relocated to the corporate headquarters in Dallas, Texas. During the year ended July 31, 2013, the Company purchased one commercial property from an executive who relocated to the corporate headquarters in Dallas, Texas. During the year ended July 31, 2014, the Company purchased a property previously leased from an executive. As of July 31, 2014, one property purchased from an executive remained unsold and is reported in assets held for sale.

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

There were no amounts due to or from related parties as of July 31, 2014 and 2013 that are not separately or previously disclosed.

NOTE 17 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $0.8 million, $0.5 million and $0.5 million for the years ended July 31, 2014, 2013 and 2012, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $0.6 million, $0.2 million, and $0.2 million for the years ended July 31, 2014, 2013 and 2012, respectively, related to this plan.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

NOTE 18 — Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. Restructuring costs were as follows:

	Year ended July 31,
(In thousands)	2014	2013	2012
General and Administrative
Severance	$4,598	$978	$1,675
Relocation	491	759	534
Total general and administrative	$5,089	$1,737	$2,209
Yard Operations
Relocation	$(28)	$189	$745
Impairment	—	—	1,123
Total yard operations	$(28)	$189	$1,868

Severance for the year ended July 31, 2014 included a benefit for the reversal of previously accrued costs as a result of adjusting the severance accrual based upon the Company’s reassessment of its strategy of utilizing a third-party enterprise operating system. See Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

The movements in the severance accrual were as follows:

	Year ended July 31,
(In thousands)	2014	2013
Beginning balance	$2,224	$1,800
Expense	4,598	978
Payments	(4,924)	(554)
Ending balance	$1,898	$2,224

The Company started transitioning its data center to a third-party managed data center during the year ended July 31, 2013. The Company reviewed the useful life of certain assets related to its data centers and determined they should be revised from an average of 60 months to an average of 45 months to reflect the shorter useful lives of these assets. Additionally, facility depreciation related to the Company’s information technology operations, previously located in the Company’s offices in Fairfield, California, was accelerated as the department relocated to the Dallas, Texas corporate headquarters. These changes in estimates were accounted for on a prospective basis, resulting in increased depreciation expense over the revised useful lives. These changes resulted in additional depreciation expense of $2.8 million and $7.0 million for the years ended July 31, 2014 and 2013, respectively.

NOTE 19 — Quarterly Financial Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal quarter
Fiscal year 2014	First	Second	Third	Fourth
Total revenue	$279,883	$286,434	$309,722	$287,450
Operating income	64,959	71,484	62,633	75,858
Gross Margin	107,836	111,546	132,252	116,939
Income before income taxes	64,245	70,588	61,318	73,884
Net income	41,422	45,345	40,877	51,043
Basic net income per share	$0.33	$0.36	$0.32	$0.41
Diluted net income per share	$0.32	$0.35	$0.31	$0.39

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2014

	Fiscal quarter
Fiscal year 2013	First	Second	Third	Fourth
Total revenue	$238,866	$266,185	$277,638	$263,697
Operating income	74,357	62,770	82,813	63,052
Gross Margin	105,436	96,817	115,597	103,072
Income before income taxes	71,588	61,117	82,005	62,162
Net income	45,845	39,640	53,236	41,304
Basic net income per share	$0.37	$0.32	$0.42	$0.33
Diluted net income per share	$0.36	$0.31	$0.41	$0.32

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	January 10, 2012
3.2		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.2	January 10, 2012
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003,between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
			8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2		Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
4.3		Amendment to Preferred Stock Rights Agreement, as of January 10, 2013, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.3	January 10, 2012
10.1	*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.2	*	Copart Inc. 2007 Equity Incentive Plan (2007 EIP)	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 16, 2013
10.3	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.4	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.5	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.6	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.7	*	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.8	*	Amendment to Credit Agreement between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011
10.9	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.10	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.11	*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Registrant’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.12	*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Registrant and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.13		Executive Officer Employment Agreement between the Registrant and Thomas Wylie, dated September 25, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 15, 2010
10.14		Executive Officer Employment Agreement between the Registrant and Vincent Philips, dated April 12, 2010	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 15, 2010
10.15		Standard Industrial/Commercial single tenant lease-net dated January 3, 2011 between Partnership Health Plan of California and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.21	September 23, 2011
10.16	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.17		Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.18		Executive Officer Employment Agreement between the Registrant and John Lindle, dated June 1, 2013	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	September 30, 2013
14.01		Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

Incorporated by reference herein
Exhibit Number		Description	Form	Date
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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