Form 10-Q
period 2014-10-31
COPART INC
filed 2014-11-26
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2014

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from      to

Commission file number: 0-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14185 Dallas Parkway, Dallas, Texas 75254

(Address of principal executive offices) (Zip Code)

(972) 391-5000

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  NO ☒

As of November 25, 2014, 126,335,253 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2014

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2014	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$198,484	$158,668
Accounts receivable, net	204,810	196,985
Vehicle pooling costs	23,394	24,438
Inventories	7,592	7,259
Income taxes receivable	404	2,288
Deferred income taxes	4,031	1,803
Assets held for sale	564	1,345
Prepaid expenses and other assets	18,487	19,505
Total current assets	457,766	412,291
Property and equipment, net	691,981	692,383
Intangibles, net	24,259	25,242
Goodwill	276,889	283,780
Deferred income taxes	35,474	36,721
Other assets	50,217	56,387
Total assets	$1,536,586	$1,506,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$153,799	$152,156
Deferred revenue	3,815	4,170
Income taxes payable	25,906	8,284
Current portion of long-term debt and capital lease obligations	76,171	79,674
Total current liabilities	259,691	244,284
Deferred income taxes	6,854	7,372
Income taxes payable	24,227	23,771
Long-term debt and capital lease obligations	203,868	223,227
Other liabilities	4,515	4,651
Total liabilities	499,155	503,305

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	―	―
Common stock: $0.0001 par value - 180,000,000 shares authorized; 126,335,253 and 126,143,366 shares issued and outstanding, respectively.	13	13
Additional paid-in capital	410,629	404,542
Accumulated other comprehensive loss	(43,936)	(20,060)
Retained earnings	670,725	619,004
Total stockholders' equity	1,037,431	1,003,499
Total liabilities and stockholders' equity	$1,536,586	$1,506,804

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2014	2013

Service revenues and vehicle sales:
Service revenues	$246,597	$226,363
Vehicle sales	43,789	53,520
Total service revenues and vehicle sales	290,386	279,883

Operating expenses:
Yard operations	131,005	125,956
Cost of vehicle sales	37,073	46,091
General and administrative	39,907	42,877
Total operating expenses	207,985	214,924
Operating income	82,401	64,959

Other (expense) income:
Interest expense	(1,910)	(2,286)
Interest income	139	149
Other income, net	1,593	1,423
Total other expense	(178)	(714)
Income before income taxes	82,223	64,245
Income taxes	29,608	22,823
Net income	$52,615	$41,422

Basic net income per common share	$0.42	$0.33
Weighted average common shares outstanding	126,217	125,460

Diluted net income per common share	$0.40	$0.32
Diluted weighted average common shares outstanding	131,517	130,706

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended October 31,
(In thousands)	2014	2013

Comprehensive income, net of tax:
Net income	$52,615	$41,422
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	404	301
Reclassification adjustment of interest rate swaps, net (b)	(312)	(378)
Foreign currency translation adjustments	(23,968)	14,558
Total comprehensive income	$28,739	$55,903

(a)  Net of tax effect of $(228) and $(164) for the three months ended October 31, 2014 and 2013, respectively.

(b)  Net of tax effect of $176 and $208 for the three months ended October 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net Income	$52,615	$41,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,967	14,504
Allowance for doubtful accounts	113	350
Stock-based compensation	4,366	4,867
Excess tax benefit from stock-based payment compensation	(361)	(58)
Gain on sale of property and equipment	(261)	(674)
Deferred income taxes	(1,295)	(3,010)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,004)	(4,706)
Vehicle pooling costs	825	(693)
Inventories	(553)	1,759
Prepaid expenses and other current assets	633	(3,699)
Other assets	2,586	(15,027)
Accounts payable and accrued liabilities	(79)	6,483
Deferred revenue	(353)	(654)
Income taxes receivable	2,236	7,633
Income taxes payable	18,434	16,909
Other liabilities	(503)	2,309
Net cash provided by operating activities	83,366	67,715

Cash flows from investing activities:
Purchases of property and equipment	(23,388)	(21,302)
Proceeds from sale of property and equipment	472	853
Proceeds from sale of assets held for sale	217	―
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	―	(293)
Net cash used in investing activities	(22,699)	(20,742)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,931	82
Excess tax benefit from stock-based payment compensation	361	58
Repurchases of common stock	(1,121)	(80)
Change in bank overdraft	―	(16,291)
Principal payments on long-term debt	(18,750)	(18,750)
Net cash used in financing activities	(17,579)	(34,981)

Effect of foreign currency translation	(3,272)	1,429
Net increase in cash and cash equivalents	39,816	13,421
Cash and cash equivalents at beginning of period	158,668	63,631
Cash and cash equivalents at end of period	$198,484	$77,052

Supplemental disclosure of cash flow information:
Interest paid	$1,910	$2,286
Income taxes paid, net of refunds	$10,030	$1,548

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2014
(Unaudited)

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters, however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.), and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of October 31, 2014 and July 31, 2014, and its consolidated statements of income, comprehensive income and cash flows for the three months ended October 31, 2014 and 2013. Interim results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2015. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; self-insured reserves; allowance for doubtful accounts; income taxes; revenue recognition; stock-based payment compensation; purchase price allocations; long-lived asset and goodwill impairment calculations and contingencies. Actual results could differ from these estimates.

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

Vehicle Pooling Costs

The Company defers in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are certain facility costs, labor, transportation, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis. Given the fixed cost nature of the Company’s business, there are no direct correlations for increases in expenses or units processed on vehicle pooling costs.

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	26,428
Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(23,968)
Cumulative loss on foreign currency translation as of October 31, 2014	$(42,960)

Income Taxes and Deferred Tax Assets

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of October 31, 2014 and July 31, 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 - Long-Term Debt for additional fair value disclosures.

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

Capitalized Software Costs

The Company capitalizes system and website development costs related to enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets.

Total gross capitalized software as of October 31, 2014 and July 31, 2014 was $60.6 million and $61.7 million, respectively. Accumulated amortization expense related to software as of October 31, 2014 and July 31, 2014 totaled $39.4 million and $38.6 million, respectively.

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

NOTE 3 – Long-Term Debt

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which superseded the Company’s previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September, 29, 2011, the Company amended the Credit Facility increasing the amount of the Term Loan from $400.0 million to $500.0 million. On March 1, 2013, the Company amended the Credit Facility to adjust the net leverage ratio, at which restrictive spending covenants are applicable, from 1:1 to 1.5:1.

The Term Loan, which as of October 31, 2014, had $275.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance. See Note 4- Derivatives and Hedging. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. The Company’s interest rate as of October 31, 2014 was the 0.15% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on the Company’s consolidated net leverage ratio, as defined in the Credit Facility. The Credit Facility is guaranteed by the Company’s material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value as of October 31, 2014, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date of December 14, 2015. The Credit Facility requires the Company to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on the Company's leverage ratio. The Company had no outstanding borrowings under the Revolving Credit as of October 31, 2014.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends, and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before interest, income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. The Company was in compliance with all covenants as of October 31, 2014.

NOTE 4 – Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance, which as of October 31, 2014 totaled $275.0 million. The first swap fixed the Company’s interest rate at 85 basis points plus the one month LIBOR rate on the first $225.0 million of the Term Loan. The second swap fixed the Company’s interest rate at 69 basis points plus the one month LIBOR rate on the next $50.0 million of the Term Loan.

The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.5 million and $0.6 million for the three months ended October 31, 2014 and 2013, respectively, out of other comprehensive income into interest expense.

The notional amount of the swap amortizes until all outstanding borrowings are due on the Term Loan on December 14, 2015. See Note 3 - Long-Term Debt. As of October 31, 2014, the notional amount of the interest rate swaps was equal to the Term Loan balance of $275.0 million. The notional amount of the two derivative transactions amortizes $18.8 million per quarter through September 30, 2015 and $200.0 million on December 14, 2015.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the Term Loan, as allowed under the Credit Facility, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of October 31, 2014 and July 31, 2014, the Company’s fair value of the interest rate swaps were $1.5 million and $1.7 million, respectively, and were classified as other liabilities in the consolidated balance sheets.

NOTE 5 – Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2014	July 31, 2014
Amortized intangibles:
Covenants not to compete	$14,642	$13,660
Supply contracts & customer relationships	46,467	50,757
Trade name	5,662	2,757
Licenses and databases	2,594	2,560
Accumulated amortization	(45,106)	(44,492)
Net intangibles	$24,259	$25,242

Aggregate amortization expense on amortizable intangible assets was $1.9 million and $1.1 million for the three months ended October 31, 2014 and 2013, respectively.

The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2014	$283,780
Adjustments to preliminary purchase price allocation	(985)
Effect of foreign currency exchange rates	(5,906)
Balance as of October 31, 2014	$276,889

NOTE 6 – Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2014	2013
Weighted average common shares oustanding	126,217	125,460
Effect of dilutive securities - stock options	5,300	5,246
Weighted average common and dilutive potential common shares outstanding	131,517	130,706

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 5,111,371 and 317,065 shares for the three months ended October 31, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

NOTE 7 – Stock-based Payment Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company’s stock options for the three months ended October 31, 2014:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2014	19,082	$21.64	6.01	$235,734
Grants of options	85	31.49
Exercises	(309)	19.04
Forfeitures or expirations	―	―
Outstanding as of October 31, 2014	18,858	$21.73	5.88	$232,305
Exercisable as of October 31, 2014	13,032	$16.33	4.55	$223,012

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 13,911,139 million at October 31, 2014.

The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended October 31,
(In thousands)	2014	2013
General and administrative	$3,820	$4,232
Yard Operations	546	635
Total stock-based compensation	$4,366	$4,867

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

In October 2013, the Compensation Committee of the Company’s Board of Directors approved the grant of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock to A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, respectively. Following stockholder approval of the proposed grants at a meeting of stockholders, the nonqualified stock options were granted at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with twenty percent (20%) vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $1.9 million in compensation expenses for these grants in the three months ended October 31, 2014.

NOTE 8 – Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase its common stock during the three months ended October 31, 2014 or 2013. As of October 31, 2014, the total number of shares repurchased under the program was 50,286,782, and 47,713,218 shares were available for repurchase under the program. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the three months ended October 31, 2014, was less than $0.01.

In the first quarter of fiscal 2014 and 2015, certain employees and executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $1.1 million and $0.1 million for the three months ended October 31, 2014 and 2013, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2014 - Q1	14,000	$16.43	7,241	2,519	4,240	$31.77	$80
FY 2015 - Q1	201,333	$19.59	124,621	35,416	41,296	$31.65	$1,121

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

NOTE 9 – Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of October 31, 2014, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $24.2 million including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized during the three months ended October 31, 2014 and 2013 was $0.4 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The Company is currently under audit by the state of South Carolina from fiscal years 2010 to 2012. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2011, excepting the jurisdiction currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of October 31, 2014, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

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

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is zealously pursuing its claim for damages, and vigorously defending KPIT’s claim for damages.

The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. The Company believes that any ultimate liability will not have a material effect on its consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with these claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when the insurance is purchased.

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

Based on the opinion from the Company’s outside law firm, advice from outside tax advisors, and the Company’s best estimate of a probable outcome, the Company has adequately provided for the payment of a possible assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of proposed assessment and intends to defend this matter. The Company has filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations and financial position.

NOTE 12 – Acquisitions

During the year ended July 31, 2014, the Company acquired one facility in Montreal, Canada; a salvage vehicle auction business in Brazil, which did not include any facilities; as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com.

During the three months ended October 31, 2014, the purchase price allocation for the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $1.0 million, primarily related to a $1.1 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the three months ended October 31, 2014 and 2013.

The purchase price allocation for the acquired online marketing company is not final for income taxes, liabilities and intangible assets acquired pending the final valuation by the Company. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated results of operations and financial position.

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company's consolidated financial statements. Goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired these businesses; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill that arose from these acquisitions was within Level III of the fair value hierarchy as it was valued using unobservable inputs. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances. When a determination is made to classify items within Level III of the fair value hierarchy, the evaluation is based upon the significance of the unobservable inputs to the overall fair value measurement. Due to the limitation of goodwill asset market value or pricing information, the determination of fair value of the goodwill asset is inherently more difficult. Goodwill is not amortized for financial reporting purposes but could be amortizable for tax purposes. The intangible assets that arose from these acquisitions were also within Level III of the fair value hierarchy as it was valued using unobservable inputs, primarily from utilizing the Multi-Period Excess Earnings Method (MPEEM) model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from three to eight years.

These acquisitions did not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated results of operations and financial position since the acquisition dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A. under the caption entitled “Risk Factors” in this Form 10-Q and those discussed elsewhere in this Form 10-Q. Unless the context otherwise requires, references in this Form 10-Q to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as over 50% of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; and (iii) the mix of cars sold as insurance company cars on average command a lower average selling price than non-insurance cars. We cannot determine the impact of the movement of these factors as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. We also cannot predict the future movements of these factors. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles and ultimately on service revenue. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs. Conversely, increases in used car prices, such as occurred during the most recent recession may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.4 years in 2014. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

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

Other Income and Expense: Other income primarily includes income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Consolidated Financial Statements, Note 3 – Long-Term Debt.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2013 through October 31, 2014:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Montreal, Canada	Acquisition	November 2013	Canada
Itaquaquecetuba, Brazil	Greenfield	January 2014	Brazil

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
(In percentages)	2014	2013
Service revenues and vehicle sales:
Service revenues	85%	81%
Vehicle sales	15%	19%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	45%	45%
Cost of vehicle sales	13%	17%
General and administrative	14%	15%
Total operating expenses	72%	77%
Operating income	28%	23%
Other (expense) income:	0%	0%
Income before income taxes	28%	23%
Income taxes	10%	8%
Net income	18%	15%

Comparison of the Three Months Ended October 31, 2014 and 2013

The following table presents a comparison of service revenues and vehicle sales for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
(In thousands)	2014	2013	Change	% Change

Service revenues	$246,597	$226,363	$20,234	8.9%
Vehicle sales	43,789	53,520	(9,731)	-18.2%
Total service revenues and vehicle sales	$290,386	$279,883	$10,503	3.8%

Service Revenues. The increase in service revenues during the three months ended October 31, 2014 of $20.2 million, or 8.9% as compared to the same period last year came from (i) growth in North America of $12.3 million; (ii) growth in the U.K. of $6.2 million, driven by increased volume as we increased our market share; and (iii) growth in our other international markets of $1.7 million. The growth in North America was driven primarily by increased volume and revenue per car increases. The increase in volume came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency.

Vehicle Sales. The decrease in vehicle sales for the three months ended October 31, 2014 of $9.7 million, or 18.2% as compared to the same period last year came from (i) a decline in the U.K. of $3.9 million, driven primarily by decreased open market purchase activity from the general public; (ii) a decline in North America of $4.6 million, driven primarily by reduced volume; and (iii) a decline in volume in our other international markets.

The following table summarizes operating expenses, total other expenses and income taxes for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
(In thousands)	2014	2013	Change	% Change
Operating expenses:
Yard operations	$131,005	$125,956	$5,049	4.0%
Cost of vehicle sales	37,073	46,091	(9,018)	-19.6%
General and administrative	39,907	42,877	(2,970)	-6.9%
Total operating expenses	$207,985	$214,924	$(6,939)	-3.2%

Total other expense	$(178)	$(714)	$536	-75.1%
Income taxes	29,608	22,823	6,785	29.7%

Yard Operations Expense. The increase in yard operations expense for the three months ended October 31, 2014 of $5.0 million, or 4.0% as compared to the same period last year came primarily from growth in volume in North America, the U.K., and in our international activity outside of the U.K. The average cost to process each car decreased slightly.

Included in yard operations cost was depreciation and amortization expenses, which were $8.9 million and $10.1 million for the three months ended October 31, 2014 and 2013, respectively.

Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended October 31, 2014 of $9.0 million, or 19.6% as compared to the same period last year primarily came from (i) a decline in North America of $5.2 million; (ii) a decline in the U.K., driven primarily by decreased open market purchase activity from the general public; and (iii) a decline in our other international markets.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended October 31, 2014 of $3.0 million, or 6.9% as compared to the same period last year came primarily from a decrease in North America as a result of the integration of the Salvage Parent, Inc. acquisition being completed in fiscal 2014 and a decrease in depreciation and amortization expense, partially offset by increased expenditures on technology development.

 Included in general and administrative expenses were depreciation and amortization expenses of $2.9 million and $4.4 million for the three months ended October 31, 2014 and 2013, respectively. Depreciation and amortization expenses decreased as a result of certain assets becoming fully amortized.

Other (Expense) Income. The decrease in total other expense for the three months ended October 31, 2014 of $0.5 million, or 75.1% as compared to the same period last year was primarily due to a decrease in interest expense as a result of principal payments on long-term debt. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt.

Income Taxes. Our effective income tax rates for the three months ended October 31, 2014 and 2013 were 36.0% and 35.5%, respectively. The change in the overall tax rate was driven by fluctuations in the geographical allocation of our taxable income.

Liquidity and Capital Resources

The following table presents a comparison of key components of our capital resources and liquidity at October 31, 2014 and July 31, 2014 and for the three months ended October 31, 2014 and 2013.

(In thousands)	October 31, 2014	July 31, 2014	Change	% Change
Cash and cash equivalents	$ 198,484	$ 158,668	$ 39,816	25.1%
Working capital	198,075	168,007	30,068	17.9%

	Three Months Ended October 31,
(In thousands)	2014	2013	Change	% Change

Operating cash flows	$83,366	$67,715	$15,651	23.1%
Investing cash flows	(22,699)	(20,742)	(1,957)	9.4%
Financing cash flows	(17,579)	(34,981)	17,402	-49.7%

Capital expenditures	$(23,388)	$(21,595)	$(1,793)	8.3%
Payments on long-term debt	(18,750)	(18,750)	―	0.0%

Working capital and cash and cash equivalents increased at October 31, 2014 as compared to July 31, 2014 primarily due to cash generated from operations, partially offset by capital expenditures and payments on long-term debt. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at variable rates.

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

As of October 31, 2014, $60.4 million of the $198.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net cash provided by operating activities increased for the three months ended October 31, 2014 as compared to the same period in 2013 due to improved cash operating results from an increase in revenue and changes in operating assets and liabilities. The change in operating assets and liabilities was the result of a decrease in prepaid expenses and other assets of $21.9 million, primarily related to contracted prepayments in fiscal 2014, partially offset by a decrease in accounts payable of $6.6 million, a decrease in income taxes receivable of $5.4 million, and growth in accounts receivable of $4.3 million.

Net cash used in investing activities increased for the three months ended October 31, 2014 as compared to the same period in 2013 due primarily to increases in capital expenditures, partially offset by proceeds from the sale of property and equipment and assets held for sale.

Net cash used in financing activities decreased for the three months ended October 31, 2014 as compared to the same period in 2013 due to a $16.3 million change in bank overdraft and increased proceeds of $1.8 million from the exercise of stock options, partially offset by $1.1 million in repurchases of common stock. See Notes to Consolidated Financial Statements, Note 8 – Common Stock Repurchases.

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), which superseded our previously disclosed credit agreement with Bank of America, N.A. (Bank of America). The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit (Revolving Credit) and (ii) a term loan facility of $400.0 million (Term Loan). On January 14, 2011, the full $400.0 million provided under the Term Loan was borrowed. On September 29, 2011, we amended the Credit Facility increasing the amount of the Term Loan from $400.0 million to $500.0 million. On

March 1, 2013, we amended the Credit Facility to adjust the net leverage ratio, at which restrictive spending covenants are applicable, from 1:1 to 1.5:1.

The Term Loan, which at October 31, 2014 had $275.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2011, with all outstanding borrowings due on December 14, 2015. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate; (ii) the Federal Funds Rate; or (iii) the Prime Rate as described in the Credit Facility. We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance. See Notes to Unaudited Consolidated Financial Statements, Note 4 - Derivatives and Hedging. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. Our interest rate as of October 31, 2014 was the 0.15% Eurocurrency Rate plus the 1.5% Applicable Rate. The Applicable Rate can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio, as defined in the Credit Facility. The Credit Facility is guaranteed by our material domestic subsidiaries. The carrying amount of the Credit Facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of October 31, 2014, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Credit may be repaid and reborrowed until the maturity date of December 14, 2015. The Credit Facility requires us to pay a commitment fee on the unused portion of the Revolving Credit. The commitment fee ranges from 0.075% to 0.125% per annum depending on our leverage ratio. We had no outstanding borrowings under the Revolving Credit at October 31, 2014.

The Credit Facility contains customary representations and warranties and may place certain business operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, dividends and distributions and redemptions of capital stock. In addition, the Credit Facility provides for the following financial covenants: (i) earnings before interest, income tax, depreciation and amortization (EBITDA); (ii) leverage ratio; (iii) interest coverage ratio; and (iv) limitations on capital expenditures. The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-defaults to certain other indebtedness, bankruptcy and insolvency defaults, material judgments, invalidity of the loan documents and events constituting a change of control. We were in compliance with all covenants as of October 31, 2014.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in the Notes to Consolidated Financial Statements, Note 1 - Description of Business and Summary of Significant Accounting Policies. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of October 31, 2014 and July 31, 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt for additional fair value disclosures.

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

Capitalized Software Costs

We capitalize system and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Total gross capitalized software as of October 31, 2014 and July 31, 2014 was $60.6 million and $61.7 million, respectively. Accumulated amortization expense related to software as of October 31, 2014 and July 31, 2014 totaled $39.4 million and $38.6 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $1.8 million at October 31, 2014.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then, we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not, the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of October 31, 2014, we have $2.2 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the three months ended October 31, 2014, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $0.8 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of our policies contains an aggregate stop loss to limit our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies was $5.8 million as of October 31, 2014. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.5 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers' compensation expense and our accrual for workers' compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Off-Balance Sheet Arrangements

As of October 31, 2014, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of October 31, 2014. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of October 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the three months ended October 31, 2014, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Credit Facility were $275.0 million as of October 31, 2014. Amounts borrowed under the Credit Facility bear interest, subject to certain restrictions, at a fluctuating rate based on (i) the Eurocurrency Rate, (ii) the Federal Funds Rate or (iii) the Prime Rate as described in the Credit Facility. A default interest rate applies on all obligations during an event of default under the Credit Facility at a rate per annum equal to 2.0% above the otherwise applicable interest rate. We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on the Term Loan balance to mitigate the interest expense risk. If interest rates were to increase by 10% our interest expense would increase but by an insignificant amount due to the fixed interest rate swaps.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, and Germany. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would have resulted in an increase to revenue of $6.4 million for the three months ended October 31, 2014.

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At October 31, 2014, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $43.0 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would not have materially affected our consolidated financial position.

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

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are zealously pursuing our claim for damages, and vigorously defending KPIT’s claim for damages.

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

Based on the opinion from our outside law firm, advice from outside tax advisors, and our best estimate of a probable outcome, we have adequately provided for the payment of a possible assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

No single customer accounted for more than 10% of our revenue during the three months ended October 31, 2014. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19.6% of our common stock as of October 31, 2014. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman; A. Jayson Adair, our Chief Executive Officer; Vincent W. Mitz, our President; and William E. Franklin, our Executive Vice President and Chief Financial Officer, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of October 31, 2014, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $276.9 million.

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

Based on the opinion from our outside law firm, advice from outside tax advisors, and the Company’s best estimate of a probable outcome, we believe that we have adequately provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on the Term Loan. The notional amount of the two derivative transactions amortizes $18.8 million per quarter until September 30, 2015 and $200.0 million on December 14, 2015. The first swap agreement fixed our interest rate with respect to a notional amount of $225.0 million of our Term Loan, at 85 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The second swap agreement fixed our interest rate with respect to a notional amount of $50.0 million of our Term Loan, at 69 basis points plus the Applicable Rate as outlined in our Credit Facility Agreement. The Applicable Rate on our Credit Facility can fluctuate between 1.5% and 2.0% depending on our consolidated net leverage ratio (as defined in the Credit Facility) and at October 31, 2014 was 0.15%.

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

ITEM 6. EXHIBITS

a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Executive Vice President and
Chief Financial Officer (Principal Financial and
Accounting Officer and duly Authorized Officer)

Date: November 26, 2014