Form 10-Q
period 2015-01-31
COPART INC
filed 2015-03-04
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2015

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

As of March 3, 2015, 126,439,552 shares of the registrant’s common stock were outstanding.

Copart, Inc.

Index to the Quarterly Report

January 31, 2015

Copart, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
(In thousands, except share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$590,366	$158,668
Accounts receivable, net	235,477	196,985
Vehicle pooling costs	26,091	24,438
Inventories	8,015	7,259
Income taxes receivable	7,803	2,288
Deferred income taxes	2,769	1,803
Prepaid expenses and other assets	17,904	20,850
Total current assets	888,425	412,291
Property and equipment, net	688,244	692,383
Intangibles, net	21,425	25,242
Goodwill	270,492	283,780
Deferred income taxes	37,524	36,721
Other assets	45,961	56,387
Total assets	$1,952,071	$1,506,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$148,180	$152,156
Deferred revenue	4,515	4,170
Income taxes payable	5,858	8,284
Current portion of long-term debt and capital lease obligations	76,171	79,674
Total current liabilities	234,724	244,284
Deferred income taxes	6,324	7,372
Income taxes payable	25,499	23,771
Long-term debt and capital lease obligations, net of discount	608,236	223,227
Other liabilities	4,051	4,651
Total liabilities	878,834	503,305

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 180,000,000 shares authorized; 126,426,736 and 126,143,366 shares issued and outstanding, respectively.	13	13
Additional paid-in capital	416,958	404,542
Accumulated other comprehensive loss	(66,525)	(20,060)
Retained earnings	722,791	619,004
Total stockholders’ equity	1,073,237	1,003,499
Total liabilities and stockholders’ equity	$1,952,071	$1,506,804

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2015	2014	2015	2014

Service revenues and vehicle sales:
Service revenues	$238,508	$235,732	$485,128	$462,095
Vehicle sales	37,750	50,702	81,516	104,222
Total service revenues and vehicle sales	276,258	286,434	566,644	566,317

Operating expenses:
Yard operations	129,273	131,246	260,278	257,202
Cost of vehicle sales	32,118	43,642	69,191	89,733
General and administrative	34,399	40,062	74,306	82,939
Total operating expenses	195,790	214,950	403,775	429,874
Operating income	80,468	71,484	162,869	136,443

Other (expense) income:
Interest expense	(4,688)	(2,209)	(6,598)	(4,495)
Interest income	183	143	322	292
Other income, net	4,141	1,170	5,734	2,593
Total other expense	(364)	(896)	(542)	(1,610)
Income before income taxes	80,104	70,588	162,327	134,833
Income taxes	27,911	25,243	57,519	48,066
Net income	$52,193	$45,345	$104,808	$86,767

Basic net income per common share	$0.41	$0.36	$0.83	$0.69
Weighted average common shares outstanding	126,300	125,564	126,258	125,512

Diluted net income per common share	$0.40	$0.35	$0.80	$0.66
Diluted weighted average common shares outstanding	131,872	131,101	131,694	130,904

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2015	2014	2015	2014
Comprehensive income, net of tax:
Net income	$52,193	$45,345	$104,808	$86,767
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	545	591	949	892
Reclassification adjustment of interest rate swaps, net (b)	(294)	(366)	(606)	(744)
Foreign currency translation adjustments	(22,840)	737	(46,808)	15,295
Total comprehensive income	$29,604	$46,307	$58,343	$102,210

(a)	Net of tax effect of $(298) and $(331) for the three months ended January 31, 2015 and 2014, respectively. Net of tax effect of $(526) and $(495) for the six months ended January 31, 2015 and 2014, respectively.
(b)	Net of tax effect of $157 and $204 for the three months ended January 31, 2015 and 2014, respectively. Net of tax effect of $332 and $412 for the six months ended January 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net Income	$104,808	$86,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,367	27,580
Allowance for doubtful accounts	(242)	884
Stock-based payment compensation	8,870	10,639
Excess tax benefit from stock-based payment compensation	(534)	(1,171)
Gain on sale of property and equipment	(457)	(1,743)
Deferred income taxes	(2,317)	(5,982)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,908)	(38,928)
Vehicle pooling costs	(2,125)	(3,034)
Inventories	(1,226)	1,316
Prepaid expenses and other current assets	1,747	(4,266)
Other assets	5,368	(12,602)
Accounts payable and accrued liabilities	(4,173)	7,724
Deferred revenue	351	347
Income taxes receivable	(4,938)	4,799
Income taxes payable	103	1,494
Other liabilities	(811)	1,967
Net cash provided by operating activities	88,883	75,791

Cash flows from investing activities:
Purchases of property and equipment	(39,459)	(51,768)
Proceeds from sale of property and equipment	525	2,082
Proceeds from sale of assets held for sale	217	494
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	—	(14,228)
Net cash used in investing activities	(38,717)	(63,420)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,303	4,550
Excess tax benefit from stock-based payment compensation	534	1,171
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,495	1,115
Repurchases of common stock	(1,121)	(80)
Change in bank overdraft	—	743
Proceeds from the issuance of long-term debt, net of discount	698,939	—
Debt offering costs	(955)	—
Principal payments on long-term debt	(312,500)	(37,500)
Net cash provided by (used in) financing activities	388,695	(30,001)

Effect of foreign currency translation	(7,163)	198
Net increase in cash and cash equivalents	431,698	(17,432)
Cash and cash equivalents at beginning of period	158,668	63,631
Cash and cash equivalents at end of period	$590,366	$46,199

Supplemental disclosure of cash flow information:
Interest paid	$3,788	$4,495
Income taxes paid, net of refunds	$64,432	$47,891

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2015
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of January 31, 2015 and July 31, 2014, its consolidated statements of income and comprehensive income for the three and six months ended January 31, 2015 and 2014, and its cash flows for the six months ended January 31, 2015 and 2014. Interim results for the six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2015. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; self-insured reserves; allowance for doubtful accounts; income taxes; revenue recognition; stock-based payment compensation; purchase price allocations; long-lived asset and goodwill impairment calculations, and contingencies. Actual results could differ from these estimates.

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

The Company allocates arrangement consideration based upon management’s best estimate of the selling price of the separate units of accounting contained within arrangements including multiple deliverables. Significant inputs in the Company’s estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services.

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	26,428
Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(46,808)
Cumulative loss on foreign currency translation as of January 31, 2015	$(65,800)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of January 31, 2015 and July 31, 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 - Long-Term Debt for additional fair value disclosures.

Derivatives and Hedging

The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable interest rate debt, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Note 4 - Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss.

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

Total gross capitalized software as of January 31, 2015 and July 31, 2014 was $60.4 million and $61.7 million, respectively. Accumulated amortization expense related to software as of January 31, 2015 and July 31, 2014 totaled $39.9 million and $38.6 million, respectively.

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

NOTE 3 – Long-Term Debt

Credit Facility

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), with Bank of America, N.A. The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit and (ii) a term loan facility of $400.0 million. On September, 29, 2011, the Company amended the Credit Facility increasing the amount of the term loan facility from $400.0 million to $500.0 million.

Credit Agreement

On December 3, 2014, the Company entered into a Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing or at January 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds will be used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.

The Term Loan, which as of January 31, 2015, had $281.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The revolving and term loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii)

the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR Rate plus an applicable margin ranging from 1.25% to 2.0% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2015 on the Company’s variable interest rate debt was the one month LIBOR rate of 0.17% plus an applicable margin of 1.5%.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2015.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Agreement, dated December 3, 2014, among the Company, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (the “Security Agreement”).

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2015.

Note Purchase Agreement

On December 3, 2014, the Company entered into a Note Purchase Agreement to sell to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (Senior Notes) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement will be used for general corporate purposes.

The Company may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes.

The Company’s obligations under the Note Purchase Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Note Purchase Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors. The obligations of the Company and its subsidiary guarantors under the Note Purchase Agreement will be treated on a pari passu basis with the obligations of those entities under the Credit Agreement as well as any additional debt the Company may obtain.

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2015.

Related to the execution of the Credit Agreement and the Note Purchase Agreement, the Company incurred $2.1 million in costs, of which $1.0 million was capitalized as debt issuance fees and $1.1 million was recorded as a reduction of the long-term debt proceeds as a debt discount. Both the debt issuance fees and debt discount are amortized to interest expense over the term of the respective debt instruments.

NOTE 4 – Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.4 million and $0.6 million for the three months ended January 31, 2015 and 2014, respectively, and $0.9 million and $1.2 million for the six months ended January 31, 2015 and 2014, out of other comprehensive income into interest expense.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the variable interest rate debt, as is allowed under the variable interest rate debt, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of January 31, 2015 and July 31, 2014, the Company’s fair value of the interest rate swaps were $1.1 million and $1.7 million, respectively, and were classified as other liabilities in the consolidated balance sheets.

NOTE 5 – Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2015	July 31, 2014
Amortized intangibles:
Covenants not to compete	$1,750	$2,939
Supply contracts & customer relationships	27,829	27,986
Trade name	5,193	5,791
Licenses and databases	2,526	1,810
Accumulated amortization	(15,873)	(13,284)
Net intangibles	$21,425	$25,242

Aggregate amortization expense on amortizable intangible assets was $1.7 million and $1.2 million for the three months ended January 31, 2015 and 2014, respectively, and $3.6 million and $2.3 million for the six months ended January 31, 2015 and 2014, respectively.

The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2014	$283,780
Adjustments to preliminary purchase price allocation	(790)
Effect of foreign currency exchange rates	(12,498)
Balance as of January 31, 2015	$270,492

NOTE 6 – Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2015	2014	2015	2014
Weighted average common shares oustanding	126,300	125,564	126,258	125,512
Effect of dilutive securities - stock options	5,572	5,537	5,436	5,392
Weighted average common and dilutive potential common shares outstanding	131,872	131,101	131,694	130,904

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 5,104,400 and 4,429,831 shares for the three months ended January 31, 2015 and 2014, respectively, and 5,148,374 and 2,373,448 shares for the six months ended January 31, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

NOTE 7 – Stock-based Payment Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company’s stock options for the six months ended January 31, 2015:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2014	19,082	$21.64	6.01	$235,734
Grants of options	349	34.52
Exercises	(391)	19.70
Forfeitures or expirations	(162)	31.65
Outstanding as of January 31, 2015	18,878	$21.83	5.64	$278,799
Exercisable as of January 31, 2015	13,763	$17.28	4.52	$265,913

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 18,751,997 at January 31, 2015.

The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2015	2014	2015	2014
General and administrative	$3,955	$5,226	$7,775	$9,458
Yard Operations	549	546	1,095	1,181
Total stock-based compensation	$4,504	$5,772	$8,870	$10,639

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

In October 2013, following stockholder approval of proposed grants at a meeting of stockholders, the Compensation Committee of the Company’s Board of Directors approved the grant of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock to A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with twenty percent (20%)

vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $3.8 million and $0.6 million in compensation expenses for these grants in the six months ended January 31, 2015 and 2014, respectively.

NOTE 8 – Common Stock Repurchases

On September 22, 2011, the Company’s board of directors approved a 40 million share increase in the Company’s stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase its common stock during the six months ended January 31, 2015 or 2014. As of January 31, 2015, the total number of shares repurchased under the program was 50,286,782, and 47,713,218 shares were available for repurchase under the program. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the six months ended January 31, 2015, was less than $0.01.

In the first quarter of fiscal 2014 and 2015, certain employees and executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $1.1 million and $0.1 million for the six months ended January 31, 2015 and 2014, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The stock options exercised by certain employees and executive officers through cashless exercises are summarized in the following table:

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

No stock options were exercised by certain employees and executive officers through cashless exercises during the three months ended January 31, 2015 and 2014.

NOTE 9 – Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of January 31, 2015, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $25.5 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized during the six months ended January 31, 2015 and 2014 was $0.8 million.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The Company is currently under audit by the state of New York for fiscal years 2011 to 2013. The Company is currently under audit by the state of South Carolina for fiscal years 2010 to 2012. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2011, excepting the jurisdiction currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of January 31, 2015, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

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

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is zealously pursuing its claim for damages, and vigorously defending against KPIT’s claim for damages.

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

During the six months ended January 31, 2015, the purchase price allocations for the assets of the online marketing company and the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $0.8 million, primarily related to a $0.9 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the six months ended January 31, 2015.

These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company’s consolidated financial statements. Goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired these businesses; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill that arose from these acquisitions was within Level III of the fair value hierarchy as it was valued using unobservable inputs. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances. When a determination is made to classify items within Level III of the fair value hierarchy, the evaluation is based upon the significance of the unobservable inputs to the overall fair value measurement. Due to the limitation of goodwill asset market value or pricing information, the determination of fair value of the goodwill asset is inherently more difficult. Goodwill is not amortized for financial reporting purposes but could be amortizable for tax purposes. The intangible assets that arose from these acquisitions were also within Level III of the fair value hierarchy as it was valued using unobservable inputs, primarily from utilizing the Multi-Period Excess Earnings Method (MPEEM) model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from three to eight years.

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

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:

Service and Vehicle Sales Revenue: Our revenue consists of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenue, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where our fees are fixed based on the sale of each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own and is primarily generated in the U.K. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account.

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as over 50% of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; and (iii) the mix of cars sold, as insurance company cars on average command a lower average selling price than non-insurance cars. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. We also cannot predict the future movements of these influences. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles and ultimately on service revenue. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.4 years in 2014. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

Operating Costs and Expenses: Yard operations expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development, and marketing expenses.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2013 through January 31, 2015:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Seaford, Delaware	Greenfield	July 2014	United States
Montreal, Canada	Acquisition	November 2013	Canada
Itaquaquecetuba, Brazil	Greenfield	January 2014	Brazil

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

In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) increasing our service offerings to sellers and members; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structures and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2015	2014	2015	2014
Service revenues and vehicle sales:
Service revenues	86%	82%	86%	82%
Vehicle sales	14%	18%	14%	18%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	47%	46%	46%	45%
Cost of vehicle sales	12%	15%	12%	16%
General and administrative	12%	14%	13%	15%
Total operating expenses	71%	75%	71%	76%
Operating income	29%	25%	29%	24%
Other (expense) income:	0%	0%	0%	0%
Income before income taxes	29%	25%	29%	24%
Income taxes	10%	9%	10%	8%
Net income	19%	16%	19%	16%

Comparison of the Three and Six Months Ended January 31, 2015 and 2014

The following table presents a comparison of service revenues and vehicle sales for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2015	2014	Change	% Change	2015	2014	Change	% Change

Service revenues	$238,508	$235,732	$2,776	1.2%	$485,128	$462,095	$23,033	5.0%
Vehicle sales	37,750	50,702	(12,952)	-25.5%	81,516	104,222	(22,706)	-21.8%
Total service revenues and vehicle sales	$276,258	$286,434	$(10,176)	-3.6%	$566,644	$566,317	$327	0.1%

Service Revenues. The increase in service revenues during the three months ended January 31, 2015 of $2.8 million, or 1.2% as compared to the same period last year came from (i) growth in North America of $0.8 million; (ii) growth in the U.K. of $0.8 million, which included the detrimental impact of $1.3 million due to the change in the British pound to U.S. dollar exchange rate; and (iii) growth in our other international markets of $1.2 million. The growth in North America was driven primarily by increased volume. The increase in volume came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency.

The increase in service revenues during the six months ended January 31, 2015 of $23.0 million, or 5.0% as compared to the same period last year came from (i) growth in North America of $13.1 million; (ii) growth in the U.K. of $7.0 million, driven by increased volume as we increased our market share and revenue per car increases; and (iii) growth in our other international markets of $2.9 million. The growth in North America was driven primarily by increased volume and revenue per car increases. The increase in volume came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency.

Vehicle Sales. The decrease in vehicle sales for the three months ended January 31, 2015 of $13.0 million, or 25.5% as compared to the same period last year came from (i) a decline in the U.K. of $8.6 million, driven primarily by decreased insurance volume and open market purchase activity from the general public; (ii) a decline in North America of $2.5 million, driven primarily by reduced volume; and (iii) a decline in our other international markets of $1.9 million driven primarily by reduced volume. The decline in the U.K. included a $1.2 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate.

The decrease in vehicle sales for the six months ended January 31, 2015 of $22.7 million, or 21.8% as compared to the same period last year came from (i) a decline in the U.K. of $12.4 million, driven primarily by decreased insurance volume and open market purchase activity from the general public; (ii) a decline in North America of $7.2 million, driven primarily by reduced volume; and (iii) a decline in our other international markets of $3.1 million driven primarily by reduced volume.

The following table summarizes operating expenses, total other expenses and income taxes for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2015	2014	Change	% Change	2015	2014	Change	% Change
Operating expenses:
Yard operations	$129,273	$131,246	$(1,973)	-1.5%	$260,278	$257,202	$3,076	1.2%
Cost of vehicle sales	32,118	43,642	(11,524)	-26.4%	69,191	89,733	(20,542)	-22.9%
General and administrative	34,399	40,062	(5,663)	-14.1%	74,306	82,939	(8,633)	-10.4%
Total operating expenses	$195,790	$214,950	$(19,160)	-8.9%	$403,775	$429,874	$(26,099)	-6.1%

Total other expense	$(364)	$(896)	$532	-59.4%	$(542)	$(1,610)	$1,068	-66.3%
Income taxes	27,911	25,243	2,668	10.6%	57,519	48,066	9,453	19.7%

Yard Operations Expense. The decrease in yard operations expense for the three months ended January 31, 2015 of $2.0 million, or 1.5% as compared to the same period last year came primarily from a slight decrease in the cost to process each car in North America and a decrease in depreciation and amortization expenses, partially offset by an increase in volume in North America.

The increase in yard operations expense for the six months ended January 31, 2015 of $3.1 million, or 1.2% as compared to the same period last year came primarily from growth in volume in North America, the U.K., and in our international activity outside of the U.K., partially offset by a decrease in severance and lease termination costs of $2.3 million primarily associated with the integration of the Salvage Parent, Inc. acquisition, which occurred in fiscal 2014 and the beneficial impact of $0.8 million in the U.K. due to the change in the British pound to U.S. dollar exchange rate.

Included in yard operations expense were depreciation and amortization expenses of $8.5 million and $9.5 million for the three months ended January 31, 2015 and 2014, respectively, and $17.4 million and $19.6 million for the six months ended January 31, 2015 and 2014, respectively. Depreciation and amortization expenses decreased as a result of certain assets becoming fully amortized.

Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended January 31, 2015 of $11.5 million, or 26.4% as compared to the same period last year primarily came from (i) a decline in North America of $2.2 million; (ii) a decline in the U.K. of $7.6 million, driven primarily by decreased insurance volume and open market purchase activity from the general public, partially offset by the beneficial impact of the change in the British pound to U.S. dollar exchange rate of $1.0 million; and (iii) a decline in our other international markets of $1.7 million.

The decrease in the cost of vehicle sales for the six months ended January 31, 2015 of $20.5 million, or 22.9% as compared to the same period last year primarily came from (i) a decline in North America of $7.3 million; (ii) a decline in the U.K. of $10.3 million, driven primarily by decreased insurance volume and open market purchase activity from the general public; and (iii) a decline in our other international markets of $2.9 million.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended January 31, 2015 of $5.7 million, or 14.1% as compared to the same period last year came primarily from a decrease in North America of $5.4 million as a result of the integration of the Salvage Parent, Inc. acquisition, the relocation of our technology department being completed in fiscal 2014 and a decrease in depreciation and amortization expenses, partially offset by increased expenditures on technology development.

The decrease in general and administrative expenses for the six months ended January 31, 2015 of $8.6 million, or 10.4% as compared to the same period last year came primarily from a decrease in North America of $8.3 million as a result of the integration of the Salvage Parent, Inc. acquisition, the relocation of our technology department being completed in fiscal 2014 and a decrease in depreciation and amortization expenses, partially offset by increased expenditures on technology development.

Included in general and administrative expenses were depreciation and amortization expenses of $2.9 million and $3.6 million for the three months ended January 31, 2015 and 2014, respectively, and $5.7 million and $8.0 million for the six months ended January 31, 2015 and 2014, respectively. Depreciation and amortization expenses decreased as a result of certain assets becoming fully amortized.

Other (Expense) Income. The decrease in total other expense for the three months ended January 31, 2015 of $0.5 million, or 59.4% as compared to the same period last year was primarily due to currency gains in the U.K. of $3.5 million, partially offset by an increase in interest expense of $2.5 million as a result of the additional long-term debt issued in December 2014. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt.

The decrease in total other expense for the six months ended January 31, 2015 of $1.1 million, or 66.3% as compared to the same period last year was primarily due to currency gains in the U.K. of $4.5 million, partially offset by an increase in interest expense of $2.1 million as a result of the additional long-term debt issued in December 2014. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt.

Income Taxes. Our effective income tax rates were 34.8% and 35.8% for the three months ended January 31, 2015 and 2014, respectively, and 35.4% and 35.6% for the six months ended January 31, 2015 and 2014, respectively. The change in the overall tax rate was driven by fluctuations in the geographical allocation of our taxable income.

Liquidity and Capital Resources

The following table presents a comparison of key components of our capital resources and liquidity at January 31, 2015 and July 31, 2014 and for the six months ended January 31, 2015 and 2014, respectively:

	January 31,	July 31,
(In thousands)	2015	2014	Change	% Change
Cash and cash equivalents	$590,366	$158,668	$431,698	272.1%
Working capital	653,701	168,007	485,694	289.1%

	Six Months Ended January 31,
(In thousands)	2015	2014	Change	% Change
Operating cash flows	$88,883	$75,791	$13,092	17.3%
Investing cash flows	(38,717)	(63,420)	24,703	-39.0%
Financing cash flows	388,695	(30,001)	418,696	-1,395.6%

Capital expenditures	$(39,459)	$(65,996)	$26,537	-40.2%
Payments on long-term debt	(312,500)	(37,500)	(275,000)	733.3%

Working capital and cash and cash equivalents increased at January 31, 2015 as compared to July 31, 2014 primarily due to issuance of long-term debt of $700.0 million and cash generated from operations, partially offset by capital expenditures and payments on long-term debt. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at variable rates.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future or utilize cash reserves to acquire businesses, we may be required to raise additional cash through the issuance of new debt or additional equity. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard generally range from $1.0 to $13.0 million, depending on size, location and developmental infrastructure requirements.

As of January 31, 2015, $64.4 million of the $590.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net cash provided by operating activities increased for the six months ended January 31, 2015 as compared to the same period in 2014 due to improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was the result of a decrease in accounts payable of $11.9 million, an increase in income taxes paid of $16.5 million and an increase in accounts receivable of $2.0 million, partially offset by a decrease in other assets of $18.0 million, primarily related to contracted prepayments in fiscal 2014.

Net cash used in investing activities decreased for the six months ended January 31, 2015 as compared to the same period in 2014 due primarily to decreases in capital expenditures and cash used in acquisitions.

Net cash provided by financing activities increased for the six months ended January 31, 2015 as compared to the same period in 2014 due primarily to the issuance of long-term debt. See Notes to Consolidated Financial Statements, Note 3 – Long-Term Debt.

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), with Bank of America, N.A. The Credit Facility is an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit and (ii) a term loan facility of $400.0 million. On September, 29, 2011, we amended the Credit Facility increasing the amount of the term loan facility from $400.0 million to $500.0 million.

Credit Agreement

On December 3, 2014, we entered into a Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing or at January 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds will be used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.

The Term Loan, which as of January 31, 2015, had $281.3 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The revolving and term loans under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR Rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2015 on our variable interest rate debt was the one month LIBOR rate of 0.17% plus an applicable margin of 1.5%.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2015.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and the subsidiary guarantors pursuant to a Security Agreement, dated December 3, 2014, among us, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (the “Security Agreement”).

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2015.

Note Purchase Agreement

On December 3, 2014, we entered into a Note Purchase Agreement to sell to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (Senior Notes) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement will be used for general corporate purposes.

We may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes.

Our obligations under the Note Purchase Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Note Purchase Agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and the assets of the subsidiary guarantors. Our obligations and our subsidiary guarantors under the Note Purchase Agreement will be treated on a pari passu basis with the obligations of those entities under the Credit Agreement as well as any additional debt we may obtain.

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2015.

Related to the execution of the Credit Agreement and the Note Purchase Agreement, we incurred $2.1 million in costs, of which $1.0 million was capitalized as debt issuance fees and $1.1 million was recorded as a reduction of the long-term debt proceeds as a debt discount. Both the debt issuance fees and debt discount are amortized to interest expense over the term of the respective debt instruments.

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

We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within arrangements including multiple deliverables. Estimated selling prices are determined using management’s best estimate. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, pricing customization and practices, and profit objectives for the services.

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
25

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 31, 2015 and July 31, 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt for additional fair value disclosures.

Vehicle Pooling Costs

We defer in vehicle pooling costs certain yard operation expenses associated with vehicles consigned to and received by us, but not sold as of the balance sheet date. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation expenses of the period. The primary expenses allocated and deferred are certain facility costs, labor, and vehicle processing. If our allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis. Given the fixed cost nature of our business, there are no direct correlations for increases in expenses or units processed on vehicle pooling costs.

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

Total gross capitalized software as of January 31, 2015 and July 31, 2014 was $60.4 million and $61.7 million, respectively. Accumulated amortization expense related to software as of January 31, 2015 and July 31, 2014 totaled $39.9 million and $38.6 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $2.0 million at January 31, 2015.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then, we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event it is more likely than not that the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of January 31, 2015, we have $2.2 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the six months ended January 31, 2015, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $1.6 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of our policies contains an aggregate stop loss to limit our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies was $6.0 million as of January 31, 2015. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.5 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers’ compensation expense and our accrual for workers’ compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Off-Balance Sheet Arrangements

As of January 31, 2015, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of January 31, 2015. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of January 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the six months ended January 31, 2015, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Credit Agreement were $281.3 million as of January 31, 2015. Amounts borrowed under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR Rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. A default interest rate applies on all obligations during an event of default under the Credit Agreement rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on our variable interest rate debt to mitigate the interest expense risk. If interest rates were to increase by 10% our interest expense would increase but by an insignificant amount due to the fixed interest rate swaps.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, and Germany. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would have resulted in an increase to revenue of $12.3 million for the six months ended January 31, 2015.

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At January 31, 2015, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $65.8 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would not have materially affected our consolidated financial position.

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

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are zealously pursuing our claim for damages, and vigorously defending against KPIT’s claim for damages.

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

No single customer accounted for more than 10% of our revenue during the six months ended January 31, 2015. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

In general, acquisitions increase our sales and profitability although, given the typical size of our acquisitions, most acquisitions will not individually have a material impact on our consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years in some international situations. During this period, the acquisitions may operate at a loss and certain acquisitions, while profitable, may operate at a margin percentage that is below our overall operating margin percentage and, accordingly, have an adverse impact on our consolidated results of operations and financial position. Hence, the conversion periods vary from weeks to years and cannot be predicted.

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

We may also implement additional or enhanced information systems in the future to accommodate our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our system enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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
35

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 20.0% of our common stock as of January 31, 2015. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Cash investments are subject to risks.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The Internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

•	enhance our existing services;

•	develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

•	respond to technological advances and emerging industry standards and practices in a cost-effective and timely basis.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of January 31, 2015, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $270.5 million.

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

Based on the opinion from our outside law firm, advice from outside tax advisors, and our best estimate of a probable outcome, we believe that we have adequately provided for the payment of this assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of proposed assessment and intend to defend this matter. We have filed a request for protest or administrative appeal with the State of Georgia. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that Georgia law and DOR regulations are ambiguous on many of the points at issue in the audit and litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

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

We entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on our variable interest rate debt through December 2015. We recorded the swaps at fair value, and are currently designated as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could prove to be ineffective for a number of reasons, including early retirement of the variable interest rate debt, as is allowed under the variable interest rate debt, or in the event the counterparty to the interest rate swaps are determined in the future to not be creditworthy. Any determination that the hedge created by the swaps is ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

ITEM 6.	EXHIBITS

a)	Exhibits

10.19		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-23255) filed with the SEC on December 4, 2014).

10.20		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-23255) filed with the SEC on December 4, 2014).

10.21		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-23255) filed with the SEC on December 4, 2014).

10.22		2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-23255) filed with the SEC on December 5, 2014).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Extension Definition

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Executive Vice President and
Chief Financial Officer (Principal Financial and
Accounting Officer and duly Authorized Officer)

Date: March 3, 2015

