Form 10-Q
period 2015-04-30
COPART INC
filed 2015-05-28
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2015
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

As of May 27, 2015, 126,522,148 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2015

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
(In thousands, except share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$678,742	$158,668
Accounts receivable, net	217,003	196,985
Vehicle pooling costs	24,655	24,438
Inventories	8,107	7,259
Income taxes receivable	2,587	2,288
Deferred income taxes	5,053	1,803
Prepaid expenses and other assets	18,312	20,850
Total current assets	954,459	412,291
Property and equipment, net	683,956	692,383
Intangibles, net	19,715	25,242
Goodwill	271,484	283,780
Deferred income taxes	29,116	36,721
Other assets	44,247	56,387
Total assets	$2,002,977	$1,506,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$154,255	$152,156
Deferred revenue	4,612	4,170
Income taxes payable	5,660	8,284
Current portion of long-term debt and capital lease obligations	64,921	79,674
Total current liabilities	229,448	244,284
Deferred income taxes	6,334	7,372
Income taxes payable	26,982	23,771
Long-term debt and capital lease obligations, net of discount	599,951	223,227
Other liabilities	4,294	4,651
Total liabilities	867,009	503,305

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	-	-
Common stock: $0.0001 par value - 180,000,000 shares authorized; 126,521,598	13	13
and 126,143,366 shares issued and outstanding, respectively.
Additional paid-in capital	422,194	404,542
Accumulated other comprehensive loss	(66,594)	(20,060)
Retained earnings	780,355	619,004
Total stockholders' equity	1,135,968	1,003,499
Total liabilities and stockholders' equity	$2,002,977	$1,506,804

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Service revenues and vehicle sales:
Service revenues	$256,564	$255,045	$741,692	$717,140
Vehicle sales	40,578	54,677	122,094	158,899
Total service revenues and vehicle sales	297,142	309,722	863,786	876,039

Operating expenses:
Yard operations	135,222	131,207	395,500	388,409
Cost of vehicle sales	34,503	46,263	103,694	135,996
General and administrative	32,650	40,515	106,956	123,454
Impairment of long-lived assets	-	29,104	-	29,104
Total operating expenses	202,375	247,089	606,150	676,963
Operating income	94,767	62,633	257,636	199,076

Other (expense) income:
Interest expense	(5,917)	(2,104)	(12,515)	(6,599)
Interest income	261	81	583	373
Other income, net	(815)	708	4,919	3,301
Total other expense	(6,471)	(1,315)	(7,013)	(2,925)
Income before income taxes	88,296	61,318	250,623	196,151
Income taxes	30,733	20,441	88,252	68,507
Net income	$57,563	$40,877	$162,371	$127,644

Basic net income per common share	$0.46	$0.32	$1.29	$1.02
Weighted average common shares outstanding	126,415	125,794	126,309	125,604

Diluted net income per common share	$0.44	$0.31	$1.23	$0.97
Diluted weighted average common shares outstanding	132,124	131,486	131,837	131,095

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2015	2014	2015	2014
Comprehensive income, net of tax:
Net income	$57,563	$40,877	$162,371	$127,644
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	385	523	1,334	1,415
Reclassification adjustment of interest rate swaps, net (b)	(266)	(354)	(872)	(1,098)
Foreign currency translation adjustments	(188)	9,720	(46,996)	25,015
Total comprehensive income	$57,494	$50,766	$115,837	$152,976

(a)	Net of tax effect of $(265) and $(274) for the three months ended April 30, 2015 and 2014, respectively. Net of tax effect of $(791) and $(769) for the nine months ended April 30, 2015 and 2014, respectively.
(b)	Net of tax effect of $141 and $178 for the three months ended April 30, 2015 and 2014, respectively. Net of tax effect of $473 and $590 for the nine months ended April 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net Income	$162,371	$127,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,579	40,349
Allowance for doubtful accounts	(453)	936
Impairment of long-lived assets	-	29,104
Stock-based payment compensation	13,290	17,262
Excess tax benefit from stock-based payment compensation	(1,279)	(1,219)
Gain on sale of property and equipment	(735)	(1,696)
Deferred income taxes	3,641	(12,609)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,763)	(9,161)
Vehicle pooling costs	(625)	(1,609)
Inventories	(1,249)	1,439
Prepaid expenses and other current assets	1,480	(3,539)
Other assets	7,584	(12,133)
Accounts payable and accrued liabilities	2,042	15,269
Deferred revenue	445	316
Income taxes receivable	985	7,305
Income taxes payable	1,313	8,229
Other liabilities	(1,257)	1,747
Net cash provided by operating activities	203,369	207,634

Cash flows from investing activities:
Purchases of property and equipment	(49,079)	(63,317)
Proceeds from sale of property and equipment	870	2,413
Proceeds from sale of assets held for sale	217	858
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	-	(14,761)
Net cash used in investing activities	(47,992)	(74,807)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,372	5,680
Excess tax benefit from stock-based payment compensation	1,279	1,219
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,495	1,115
Repurchases of common stock	(1,737)	(80)
Change in bank overdraft	-	(16,291)
Proceeds from the issuance of long-term debt, net of discount	698,939	-
Debt offering costs	(955)	-
Principal payments on long-term debt	(331,250)	(56,250)
Net cash provided by (used in) financing activities	371,143	(64,607)

Effect of foreign currency translation	(6,446)	981
Net increase in cash and cash equivalents	520,074	69,201
Cash and cash equivalents at beginning of period	158,668	63,631
Cash and cash equivalents at end of period	$678,742	$132,832

Supplemental disclosure of cash flow information:
Interest paid	$9,705	$6,599
Income taxes paid, net of refunds	$81,995	$65,769

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2015
(Unaudited)

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters, however, at certain locations the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.), and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of April 30, 2015 and July 31, 2014, its consolidated statements of income and comprehensive income for the three and nine months ended April 30, 2015 and 2014, and its cash flows for the nine months ended April 30, 2015 and 2014. Interim results for the nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2015. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Certain prior year amounts have been reclassified to conform to current year presentation.

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	26,428
Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(46,996)
Cumulative loss on foreign currency translation as of April 30, 2015	$(65,988)

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

The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of April 30, 2015 and July 31, 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 - Long-Term Debt for additional fair value disclosures.

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

Total gross capitalized software as of April 30, 2015 and July 31, 2014 was $63.3 million and $61.7 million, respectively. Accumulated amortization expense related to software as of April 30, 2015 and July 31, 2014 totaled $41.2 million and $38.6 million, respectively.

The Company reassessed its strategy of utilizing a third-party enterprise operating system to address its international expansion needs based on the projected cost to complete, deployment risk and certain other factors. The Company decided to cease deployment of this software and address its international technology needs through an internally-developed solution. During the three months ended April 30, 2014, the Company recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

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

Credit Agreement

On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing, or at April 30, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Facility Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds will be used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.

The Term Loan, which as of April 30, 2015, had $263.6 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The revolving and term loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR Rate plus an applicable margin ranging from 1.25% to 2.0% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2015 on the Company’s variable interest rate debt was the one month LIBOR rate of 0.18% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2015, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2015.

Note Purchase Agreement

On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (Senior Notes) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement will be used for general corporate purposes.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2015.

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

NOTE 4 – Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.4 million and $0.5 million for the three months ended April 30, 2015 and 2014, respectively, and $1.3 million and $1.7 million for the nine months ended April 30, 2015 and 2014, out of other comprehensive income into interest expense.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the variable interest rate debt, as is allowed under the variable interest rate debt, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of April 30, 2015 and July 31, 2014, the Company’s fair value of the interest rate swaps were $0.9 million and $1.7 million, respectively, and were classified as other liabilities in the consolidated balance sheets.

NOTE 5 – Goodwill and Intangible Assets

The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2015	July 31, 2014
Amortized intangibles:
Covenants not to compete	$1,719	$2,939
Supply contracts & customer relationships	27,803	27,986
Trade name	5,174	5,791
Licenses and databases	2,514	1,810
Accumulated amortization	(17,495)	(13,284)
Net intangibles	$19,715	$25,242

Aggregate amortization expense on amortizable intangible assets was $1.5 million for the three months ended April 30, 2015 and 2014 and $5.1 million and $3.8 million for the nine months ended April 30, 2015 and 2014, respectively.

The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2014	$283,780
Adjustments to preliminary purchase price allocation	(790)
Effect of foreign currency exchange rates	(11,506)
Balance as of April 30, 2015	$271,484

NOTE 6 – Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding	126,415	125,794	126,309	125,604
Effect of dilutive securities - stock options	5,709	5,692	5,528	5,491
Weighted average common and dilutive potential common shares outstanding	132,124	131,486	131,837	131,095

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 5,775,664 and 4,973,398 shares for the three months ended April 30, 2015 and 2014, respectively, and 5,306,759 and 3,240,098 shares for the nine months ended April 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

NOTE 7 – Stock-based Payment Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of option activity for the Company’s stock options for the nine months ended April 30, 2015:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2014	19,082	$21.64	6.01	$235,734
Grants of options	1,226	36.45
Exercises	(543)	18.97
Forfeitures or expirations	(217)	32.40
Outstanding as of April 30, 2015	19,548	$22.52	5.62	$257,457
Exercisable as of April 30, 2015	14,272	$18.00	4.49	$250,878

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 13,644,626 at April 30, 2015.

The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2015	2014	2015	2014
General and administrative	$3,794	$5,948	$11,569	$15,406
Yard Operations	626	675	1,721	1,856
Total stock-based compensation	$4,420	$6,623	$13,290	$17,262

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.

In October 2013, following stockholder approval of proposed grants at a meeting of stockholders, the Compensation Committee of the Company’s Board of Directors approved the grant of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock to A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with twenty percent (20%) vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then one hundred percent (100%) of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then one hundred percent (100%) of the shares subject to his stock option will immediately vest. The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $5.6 million and $2.8 million in compensation expenses for these grants in the nine months ended April 30, 2015 and 2014, respectively.

NOTE 8 – Common Stock Repurchases

On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any common stock under the program during the nine months ended April 30, 2015 or 2014. As of April 30, 2015, the total number of shares repurchased under the program was 50,286,782, and 47,713,218 shares were available for repurchase under the program. The impact on dilutive earnings per share of all repurchased shares on the weighted average number of common shares outstanding for the nine months ended April 30, 2015, was less than $0.01.

In the first quarter of fiscal 2014 and 2015, and the third quarter of fiscal 2015 certain employees and executive officers exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $1.7 million and $0.1 million for the nine months ended April 30, 2015 and 2014, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

The stock options exercised by certain employees and executive officers through cashless exercises are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2014 - Q1	14,000	$16.43	7,241	2,519	4,240	$31.77	$80
FY 2015 - Q1	201,333	$19.59	124,621	35,416	41,296	$31.65	$1,121
FY 2015 - Q3	89,690	$17.03	40,682	16,495	32,513	$37.37	$616

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

No stock options were exercised by certain employees and executive officers through cashless exercises during the three months ended January 31, 2014, April 30, 2014 and January 31, 2015.

NOTE 9 – Income Taxes

The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of April 30, 2015, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $27.0 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized during the nine months ended April 30, 2015 and 2014 was $1.2 million and $1.3 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2012, and the states of New York, Minnesota, Massachusetts and Maryland for fiscal years 2011 to 2013. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of April 30, 2015, because the Company intends to reinvest such earnings indefinitely in the operations and potential acquisitions related to its foreign operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 10 – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company’s adoption of ASU 2015-03 will not have a material impact on the Company’s consolidated results of operations and financial position.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for annual and interim periods beginning after December 15, 2015. The Company’s adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated results of operations and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. On April 29, 2015, the FASB issued a proposed ASU to defer the effective date for one year. The Company has not determined the potential effects of implementing ASU 2014-09 on the consolidated financial statements.

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

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, pre-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is zealously pursuing its claim for damages, and vigorously defending against KPIT’s claim for damages.

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

During the nine months ended April 30, 2015, the purchase price allocations for the assets of the online marketing company and the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $0.8 million, primarily related to a $0.9 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the nine months ended April 30, 2015.

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

The following table sets forth facilities that we have acquired or opened from August 1, 2013 through April 30, 2015:

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2015	2014	2015	2014
Service revenues and vehicle sales:
Service revenues	86%	82%	86%	82%
Vehicle sales	14%	18%	14%	18%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	46%	43%	46%	44%
Cost of vehicle sales	12%	15%	12%	16%
General and administrative	11%	13%	12%	14%
Impairment of long-lived assets	-	9%	-	3%
Total operating expenses	69%	80%	70%	77%
Operating income	31%	20%	30%	23%
Other (expense) income:	-2%	0%	-1%	0%
Income before income taxes	29%	20%	29%	23%
Income taxes	10%	7%	10%	8%
Net income	19%	13%	19%	15%

Comparison of the Three and Nine Months Ended April 30, 2015 and 2014

The following table presents a comparison of service revenues and vehicle sales for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2015	2014	Change	% Change	2015	2014	Change	% Change
Service revenues	$256,564	$255,045	$1,519	0.6%	$741,692	$717,140	$24,552	3.4%
Vehicle sales	40,578	54,677	(14,099)	-25.8%	122,094	158,899	(36,805)	-23.2%
Total service revenues and vehicle sales	$297,142	$309,722	$(12,580)	-4.1%	$863,786	$876,039	$(12,253)	-1.4%

Service Revenues. The increase in service revenues during the three months ended April 30, 2015 of $1.5 million, or 0.6% as compared to the same period last year came from (i) growth in North America of $2.5 million; partially offset by (ii) a decline in the U.K. of $0.9 million; and (iii) a decline in our other international markets of $0.1 million. The growth in North America was driven primarily by increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices. The increase in volume in North America came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency. Excluding a detrimental impact of $2.9 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $2.0 million was driven primarily by increased volume as we increased our market share and a marginal increase in revenue per car.

The increase in service revenues during the nine months ended April 30, 2015 of $24.6 million, or 3.4% as compared to the same period last year came from (i) growth in North America of $15.6 million; (ii) growth in the U.K. of $6.1 million; and (iii) growth in our other international markets of $2.9 million. The growth in North America was driven primarily by increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices. The increase in volume in North America came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency. Excluding a detrimental impact of $3.3 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $9.4 million was driven by increased volume as we increased our market share and a marginal increase in revenue per car.

Vehicle Sales. The decrease in vehicle sales for the three months ended April 30, 2015 of $14.1 million, or 25.8% as compared to the same period last year came from (i) a decline in the U.K. of $12.1 million; (ii) a decline in our other international markets of $1.4 million; and (iii) a decline in North America of $0.6 million. The decline in the U.K. was primarily the result of lower average auction selling prices driven by decreased insurance volume and increased open market purchase activity from the general public and included a $2.7 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate. The decline in North America was primarily the result of lower average auction selling prices, which we believe is due to lower commodity prices. The decline in our other international markets was driven primarily by reduced volume.

The decrease in vehicle sales for the nine months ended April 30, 2015 of $36.8 million, or 23.2% as compared to the same period last year came from (i) a decline in the U.K. of $24.5 million; (ii) a decline in North America of $7.8 million; and (iii) a decline in our other international markets of $4.5 million. The decline in the U.K. was primarily the result of decreased volume from insurance sellers and lower average auction selling prices, driven by decreased insurance volume and increased open market purchase activity from the general public and included a $2.9 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate. The decline in North America was primarily the result of decreased open market purchase activity from the general public and lower average auction selling prices, which we believe is due to lower commodity prices. The decline in our other international markets was driven primarily by reduced volume.

The following table summarizes operating expenses, total other expenses and income taxes for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2015	2014	Change	% Change	2015	2014	Change	% Change
Operating expenses:
Yard operations	$125,974	$123,097	$2,877	2.3%	$368,845	$360,744	$8,101	2.2%
Yard depreciation and amortization	9,248	8,110	1,138	14.0%	26,655	27,665	(1,010)	-3.7%
Total yard operations expense	135,222	131,207	4,015	3.1%	395,500	388,409	7,091	1.8%

Cost of vehicle sales	34,503	46,263	(11,760)	-25.4%	103,694	135,996	(32,302)	-23.8%

General and administrative	29,734	35,856	(6,122)	-17.1%	98,310	110,770	(12,460)	-11.2%
General and administrative
depreciation and amortization	2,916	4,659	(1,743)	-37.4%	8,646	12,684	(4,038)	-31.8%
Total general and administrative	32,650	40,515	(7,865)	-19.4%	106,956	123,454	(16,498)	-13.4%

Impairment of long-lived assets	-	29,104	(29,104)	-100.0%	-	29,104	(29,104)	-100.0%
Total operating expenses	202,375	247,089	(44,714)	-18.1%	606,150	676,963	(70,813)	-10.5%
Total other expense	$(6,471)	$(1,315)	$(5,156)	392.1%	$(7,013)	$(2,925)	$(4,088)	139.8%
Income taxes	30,733	20,441	10,292	50.3%	88,252	68,507	19,745	28.8%

Yard Operations Expense. The increase in yard operations expense for the three months ended April 30, 2015 of $2.9 million, or 2.3% as compared to the same period last year came primarily from (i) an increase in volume in North America; (ii) partially offset by a marginal decrease in the cost to process each car in North America.

The increase in yard depreciation and amortization expenses for the three months ended April 30, 2015 of $1.1 million, or 14.0% as compared to the same period last year came primarily from the expansion of our international operations outside of the U.K.

The increase in yard operations expense for the nine months ended April 30, 2015 of $8.1 million, or 2.2% as compared to the same period last year came primarily from (i) growth in volume in North America, the U.K., and in our other international markets; (ii) partially offset by a marginal decrease in the cost to process each car in North America; and (iii) the detrimental impact of $1.8 million in the U.K. due to the change in the British pound to U.S. dollar exchange rate. Included in our yard operations expenses for the nine months ended April 30, 2014 were severance and lease termination costs of $3.7 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition.

The decrease in yard depreciation and amortization expenses for the nine months ended April 30, 2015 of $1.0 million, or 3.7% as compared to the same period last year resulted primarily from certain assets becoming fully amortized in North America.

Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended April 30, 2015 of $11.8 million, or 25.4% as compared to the same period last year primarily came from (i) a decline in the U.K. of $10.7 million, which included the detrimental impact of the change in the British pound to U.S. dollar exchange rate of $2.1 million; (ii) a decline in our other international markets of $1.4 million; partially offset by (iii) an increase in North America of $0.3 million. The decline in the U.K. resulted from lower average purchase prices driven by decreased insurance volume and increased open market purchase activity from the general public.

The decrease in the cost of vehicle sales for the nine months ended April 30, 2015 of $32.3 million, or 23.8% as compared to the same period last year primarily came from (i) a decline in the U.K. of $21.0 million, which included the detrimental impact of the change in the British pound to U.S. dollar exchange rate of $2.3 million; (ii) a decline in North America of $7.0 million; and (iii) a decline in our other international markets of $4.3 million. The decline in the U.K. resulted from decreased volume from insurance sellers and lower average purchase prices, driven by decreased insurance volume and increased open market purchase activity from the general public. The decline in North America was primarily the result of decreased open market purchase activity from the general public and lower average purchase prices.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended April 30, 2015 of $6.1 million, or 17.1% as compared to the same period last year came primarily from a decrease in North America of $5.6 million as a result of decreased expenditures on technology development and a decrease in stock-based payment compensation. The decrease in general and administrative depreciation and amortization for the three months ended April 30, 2015 of $1.7 million, or 37.4% as compared to the same period last year came primarily from a decrease in North America as a result of certain assets becoming fully amortized.

The decrease in general and administrative expenses for the nine months ended April 30, 2015 of $12.5 million, or 11.2% as compared to the same period last year came primarily from a decrease in North America of $11.8 million as a result of the integration of the Salvage Parent, Inc. acquisition, the relocation of our technology department being completed in fiscal 2014 and a decrease in stock-based payment compensation. The decrease in general and administrative depreciation and amortization for the nine months ended April 30, 2015 of $4.0 million, or 31.8% as compared to the same period last year came primarily from a decrease in North America as a result of certain assets becoming fully amortized.

Impairment. During the three months ended April 30, 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally-developed proprietary solution in its place. As a result, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

Other (Expense) Income. The increase in total other expense for the three months ended April 30, 2015 of $5.2 million, or 392.1% as compared to the same period last year was primarily due to an increase in interest expense of $3.8 million as a result of the additional long-term debt issued in December 2014 and increased currency losses in the U.K. of $1.4 million. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt.

The increase in total other expense for the nine months ended April 30, 2015 of $4.1 million, or 139.8% as compared to the same period last year was primarily due to an increase in interest expense of $5.8 million as a result of the additional long-term debt issued in December 2014, partially offset by increased currency gains in the U.K. of $2.6 million. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt.

Income Taxes. Our effective income tax rates were 34.8% and 33.3% for the three months ended April 30, 2015 and 2014, respectively, and 35.2% and 34.9% for the nine months ended April 30, 2015 and 2014, respectively. The change in the overall tax rate was driven by fluctuations in the geographical allocation of our taxable income.

Liquidity and Capital Resources

The following table presents a comparison of key components of our capital resources and liquidity at April 30, 2015 and July 31, 2014 and for the nine months ended April 30, 2015 and 2014, respectively:

(In thousands)	April 30, 2015	July 31, 2014	Change	% Change
Cash and cash equivalents	$678,742	$158,668	$520,074	327.8%
Working capital	725,011	168,007	557,004	331.5%

	Nine Months Ended April 30,
(In thousands)	2015	2014	Change	% Change
Operating cash flows	$203,369	$207,634	$(4,265)	-2.1%
Investing cash flows	(47,992)	(74,807)	26,815	-35.8%
Financing cash flows	371,143	(64,607)	435,750	-674.5%

Capital expenditures	$(49,079)	$(78,078)	$28,999	-37.1%
Payments on long-term debt	(331,250)	(56,250)	(275,000)	488.9%

Working capital and cash and cash equivalents increased at April 30, 2015 as compared to July 31, 2014 primarily due to issuance of long-term debt of $700.0 million and cash generated from operations, partially offset by capital expenditures and payments on long-term debt. Cash equivalents consisted of bank deposits and funds invested in money market accounts, which bear interest at variable rates.

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

As of April 30, 2015, $78.9 million of the $678.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net cash provided by operating activities decreased for the nine months ended April 30, 2015 as compared to the same period in 2014 due to improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in accounts payable of $13.2 million, an increase in income taxes paid of $16.2 million and an increase in accounts receivable of $12.6 million, partially offset by a decrease in other assets of $19.7 million, primarily related to contracted prepayments in fiscal 2014.

Net cash used in investing activities decreased for the nine months ended April 30, 2015 as compared to the same period in 2014 due primarily to decreases in capital expenditures and cash used in acquisitions.

Net cash provided by financing activities increased for the nine months ended April 30, 2015 as compared to the same period in 2014 due primarily to the issuance of long-term debt. See Notes to Consolidated Financial Statements, Note 3 – Long-Term Debt.

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

Credit Agreement

On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing, or at April 30, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds will be used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.

The Term Loan, which as of April 30, 2015, had $263.6 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The revolving and term loans under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR Rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2015 on our variable interest rate debt was the one month LIBOR rate of 0.18% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2015, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of April 30, 2015.

Note Purchase Agreement

On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (Senior Notes) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement will be used for general corporate purposes.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2015.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of April 30, 2015 and July 31, 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Unaudited Consolidated Financial Statements, Note 3 - Long-Term Debt for additional fair value disclosures.

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

Total gross capitalized software as of April 30, 2015 and July 31, 2014 was $63.3 million and $61.7 million, respectively. Accumulated amortization expense related to software as of April 30, 2015 and July 31, 2014 totaled $41.2 million and $38.6 million, respectively.

During the three months ended April 30, 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally-developed proprietary solution in its place. As a result, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $1.9 million at April 30, 2015.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, and Germany. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then, we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event it is more likely than not that the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of April 30, 2015, we have $2.2 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the nine months ended April 30, 2015, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $2.5 million.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers' compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of our policies contains an aggregate stop loss to limit our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies was $6.1 million as of April 30, 2015. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.5 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers' compensation expense and our accrual for workers' compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Off-Balance Sheet Arrangements

As of April 30, 2015, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of April 30, 2015. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of April 30, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held during the nine months ended April 30, 2015, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Credit Agreement were $263.6 million as of April 30, 2015. Amounts borrowed under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR Rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. A default interest rate applies on all obligations during an event of default under the Credit Agreement rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments on our variable interest rate debt to mitigate the interest expense risk. If interest rates were to increase by 10% our interest expense would increase but by an insignificant amount due to the fixed interest rate swaps.

Foreign Currency and Translation Exposure

Fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International operating income is typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, and Germany. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, the British pound, the U.A.E. dirham, the Brazilian real, and the Euro. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would have resulted in an increase to operating income of $4.2 million for the nine months ended April 30, 2015.

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At April 30, 2015, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $47.0 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Brazilian real and Euro would not have materially affected our consolidated financial position.

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

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, pre-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are zealously pursuing our claim for damages, and vigorously defending against KPIT’s claim for damages.

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

No single customer accounted for more than 10% of our revenue during the nine months ended April 30, 2015. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

In addition, we anticipate our international operations will subject us to a variety of risks associated with operating on an international basis, including:

●	the difficulty of managing and staffing foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

●	the need to localize our product offerings, particularly the need to implement our online auction platform in foreign countries;

●	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

●	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates;

●	adapting to different business cultures and market structures, particularly where we seek to implement our auction model in markets where insurers have historically not played a substantial role in the disposition of salvage vehicles; and

●	repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates.

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

We are transitioning various functionality of our third-party enterprise operating system to an internally developed proprietary system, and we may experience difficulties operating our business as we work to develop and design this system.

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

Any failure to maintain security and prevent unauthorized access to electronic and other confidential information could disrupt our business and materially and adversely affect our reputation, consolidated results of operations and financial condition.

Information security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. These threats may derive from fraud or malice on the part of third parties or current or former employees. In addition, human error or accidental technological failure could make us vulnerable to cyber-attacks, including the introduction of malicious computer viruses or code into our system, phishing attacks, or other information technology data security incidents.

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

Cyber-attacks or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us. If such attacks are not detected immediately, their effect could be compounded. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

We have in the past identified attempts by unauthorized third parties to access our systems and disrupt our online auctions. These attempts have caused minor service interruptions, which were promptly addressed and resolved, and our online service was restored to normal business. In April 2015, we identified that unauthorized third parties had gained access to data provided to us by our members that is considered to be personal information in certain jurisdictions. We immediately investigated, including the engagement of an external expert security firm, and are making required notifications to members whose information may have been accessed and to regulatory agencies.

We are constantly evaluating and implementing new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. We have further enhanced our security protocols based on the investigation we conducted in response to the recently discovered data breach. Nevertheless, we cannot provide assurances that our efforts to address prior data security incidents and mitigate against the risk of future data security incidents or system failures will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised again in the future, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated financial position and results of operations.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired new facilities in Sao Paulo, Brazil; the U.A.E.; Ettlingen, Germany; Cordoba, Spain; and in North America. Furthermore, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

●	continue to acquire additional facilities on favorable terms;
●	expand existing facilities in no-growth regulatory environments;
●	increase revenues and profitability at acquired and new facilities;
●	maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions;
●	create new vehicle storage facilities that meet our current revenue and profitability requirements; or
●	obtain necessary regulatory approvals under applicable antitrust and competition laws.

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

Our ability to manage growth depends not only on our ability to successfully integrate new facilities, but also on our ability to:

●	hire, train and manage additional qualified personnel;
●	establish new relationships or expand existing relationships with vehicle sellers;
●	identify and acquire or lease suitable premises on competitive terms;
●	secure adequate capital; and
●	maintain the supply of vehicles from vehicle sellers.

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

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

●	fluctuations in the market value of salvage and used vehicles;
●	fluctuations in commodity prices, particularly the per ton price of crushed car bodies;
●	the impact of foreign exchange gain and loss as a result of international operations;
●	our ability to successfully integrate our newly acquired operations in international markets and any additional markets we may enter;
●	the availability of salvage vehicles;
●	variations in vehicle accident rates;
●	member participation in the Internet bidding process;

●	delays or changes in state title processing;
●	changes in international, state or federal laws or regulations affecting salvage vehicles;
●	changes in local laws affecting who may purchase salvage vehicles;
●	our ability to integrate and manage our acquisitions successfully;
●	the timing and size of our new facility openings;
●	the announcement of new vehicle supply agreements by us or our competitors;
●	the severity of weather and seasonality of weather patterns;
●	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;
●	the availability and cost of general business insurance;
●	labor costs and collective bargaining;
●	changes in the current levels of out of state and foreign demand for salvage vehicles;
●	the introduction of a similar Internet product by a competitor; and
●	the ability to obtain necessary permits to operate.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 20.4% of our common stock as of April 30, 2015. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The Internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

●	enhance our existing services;
●	develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and
●	respond to technological advances and emerging industry standards and practices in a cost-effective and timely basis.

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

Macroeconomic factors such as high fuel prices, declines in commodity prices, declines in used car prices, and vehicle-related technological advances may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of driverless cars, could have a material impact on revenue growth. In addition, under our percentage incentive program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in tow rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

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

The capital and credit markets have historically experienced extreme volatility and disruption, which has in the past and may in the future lead to economic downturns in the U.S. and abroad. As a result of any economic downturn, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Increases in unemployment, as a result of any economic downturn, may lead to an increase in the number of uninsured motorists. Uninsured motorists are responsible for disposition of their vehicle if involved in an accident. Disposition generally is either the repair or disposal of the vehicle. In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than us. Adverse credit markets may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition, if the banking system or the financial markets deteriorate or are volatile, our credit facility or our ability to obtain additional debt or equity financing may be affected. These adverse economic conditions and events may have a negative effect on our business, consolidated results of operations and financial position.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent periods, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of April 30, 2015, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $271.5 million.

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

ITEM 6. EXHIBITS

a) Exhibits

31.	1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Extension Definition

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ William E. Franklin
William E. Franklin, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: May 28, 2015