Form 10-K
period 2015-07-31
COPART INC
filed 2015-09-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,646,539,300 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of September 24, 2015, 120,186,984 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2015, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2015

i

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2015, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Copart™, VB2TM, CopartDirect™, BID4U™, CI & Design™, Cars with Heart™, 1-800 CAR BUYER™, VB3™ and CrashedToys.com™, are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), the United Arab Emirates (U.A.E.), Oman, Bahrain, and Brazil. We also provide vehicle remarketing services in Germany and Spain.

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

In the U.S. and Canada (North America), Brazil, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers, as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We converted all of our North American and U.K. sales to VB2 during fiscal 2004 and fiscal 2008, respectively. VB2 opened our sales process to registered buyers (whom we refer to as members) anywhere in the world with access to the Internet. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility or over the Internet during the preview. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends one hour prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe the implementation of VB2 increased the pool of available buyers for each sale, which resulted in added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. In August 2013, we launched our Virtual Bidding Third Generation (VB3), an Internet auction-style sales technology that was built on VB2. VB3 adds several enhancements which focuses on expanding auction attendance and increasing bidding volume. VB3 allows non-registered members to view auctions via our website and our mobile applications, to attract non-members and grow our membership base. In addition, VB3 includes a complete, redesigned auction interface, enabling members to fit multiple auction windows on their screen, while simultaneously viewing more vehicle photos and information at the time of live Internet bidding.

For fiscal 2015, sales of North American vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 48.7% of total vehicles sold; 28.8% of vehicles were sold to out of state members and 19.9% were sold to out of country members, based on registration. For fiscal 2015, sales of U.K. vehicles, on a unit basis, to members registered outside the country where the vehicle was located accounted for 18.4% of total vehicles sold.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal 2015, our revenues were $1.1 billion and our operating income was $344.4 million.

In fiscal 2013, we acquired five new facilities in Sao Paulo, Brazil; one facility in Dubai, U.A.E.; one facility in Ettlingen, Germany; one facility in Cordoba, Spain; and 43 facilities in North America; and we opened a new facility in Webster, New Hampshire.

In fiscal 2014, we acquired one facility in Montreal, Canada; a salvage vehicle auction business in Brazil, which did not include any facilities; as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com; and opened facilities in Seaford, Delaware and Itaquaquecetuba, Brazil.

In fiscal 2015, we opened facilities in Manama, Bahrain; Muscat, Oman; and Moncton, Canada.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to or from our facility, storage of the vehicle, and other incidental costs included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own, and is primarily generated in the U.K.

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

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things, (i) acquiring and developing new facilities in key markets including foreign markets, (ii) pursuing national and regional vehicle supply agreements, (iii) expanding our online auctions and vehicle remarketing service offerings to sellers and members, and (iv) expanding the application of VB3 into new markets and to new sellers within the vehicle market. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities, we introduce our (i) pricing structure, (ii) selling processes, (iii) operational procedures, (iv) management information systems, and (v) when appropriate, redeploy existing personnel.

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

National Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in North America, the U.K., the U.A.E., Oman, Bahrain, and Brazil. In Germany and Spain, we provide online vehicle remarketing services. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding, and virtual sales powered by VB3, which enhance the competitive bidding process;

•	mobile applications, which allows members to search, bid, create watch lists, join auctions and bid from anywhere;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	e-mail notifications to potential buyers of vehicles that match desired characteristics;

•
sophisticated vehicle processing at storage sites, including digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the Internet;

•	specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

•	interactive online counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

•	second chance bidding, which allows the second highest bidder the opportunity to purchase the vehicle for the seller’s current minimum bid after the high bidder declines; and

•	Night Cap sales, which provides an additional opportunity for bidding on vehicles that did not achieve their minimum bid during the virtual sale, counter-bidding, or second chance bidding.

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

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in North America. In the U.K., we perform transportation services through a combination of our fleet of over 200 vehicles and third-party vehicle transport companies.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues for fiscal 2015, 2014 and 2013. We obtained 83% of the total number of vehicles processed during fiscal 2015, 81% for fiscal 2014 and 82% for fiscal 2013, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days’ notice.

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

During the last three years, a majority of our revenue was generated within North America, and a majority of our long-lived assets are located within the United States. Please see Note 13 — Segments and Other Geographic Reporting in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

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

Management Information Systems

Our primary yard management information system consists of an IBM AS/400 mainframe computer system which runs our proprietary software developed to process salvage sales vehicles throughout the auction process. This system is integrated with the Internet to enable buyers to view salvage vehicles and bid on them. It is also integrated with the seller's system and enables the sellers to monitor their vehicles and analyze the progression of vehicles through the auction process. Our auction-style service product, VB3, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required.

We have invested in production data centers that are designed to continuously run the business, even in the event of an emergency. The data centers' electrical and mechanical systems are continually monitored. The data centers are located in areas generally considered to be free of frequent weather-related disasters and earthquakes.

We have recently started development on an internally developed proprietary system to enable us to address our international expansion needs. This proprietary system is being designed to provide multi-language and multi-currency capabilities. We intend to continue development of this system and implement in certain international locations during fiscal 2016 and 2017.

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

Employees

As of July 31, 2015, we had 4,267 full-time employees, of whom 624 were engaged in general and administrative functions and 3,643 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

North America	United Kingdom	Other	Total Employees
3,291	763	213	4,267

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

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making an investment decision. Our business could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, materialize. The trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes and schedules, and other filings with the SEC.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

No single customer accounted for more than 10% of our revenue for fiscal 2015. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside North America, including recent expansions in Europe, Brazil and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside North America in fiscal 2008 with a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, and expansions into Bahrain and Oman in fiscal 2015. In addition, we continue to evaluate acquisitions and other opportunities outside North America. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

In addition, we anticipate our international operations will continue to subject us to a variety of risks associated with operating on an international basis, including:

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

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally developed proprietary solution in its place. The transition of our enterprise operating system carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our new internal proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase.

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

Our success depends on maintaining the integrity of our systems and infrastructure. As our operations continue to grow in both size and scope, domestically and internationally, we must continue to provide reliable, real-time access to our systems by our customers through improving and upgrading our systems and infrastructure for enhanced products, services, features and functionality. Any failure to maintain the integrity of our systems and infrastructure may result in loss of customers due to among other things, slow delivery times, unreliable service levels or insufficient capacity, which could have a material adverse effect on our business, consolidated financial position and results of operations.

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

Information security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of third parties, or current or former employees. In addition, human error or accidental technological failure could make us vulnerable to cyber-attacks, including the introduction of malicious computer viruses or code into our system, phishing attacks, or other information technology data security incidents.

Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain rely on our digital technologies, computer and e-mail systems, software and networks to conduct their operations. In addition, to access our products and services, our customers and cardholders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control.

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

We have in the past identified attempts by unauthorized third parties to access our systems and disrupt our online auctions. These attempts have caused minor service interruptions, which were promptly addressed and resolved, and our online service was restored to normal business. In April 2015, we identified that unauthorized third parties had gained access to data provided to us by our members that is considered to be personal information in certain jurisdictions. We immediately investigated, including the engagement of an external expert security firm, and made the required notifications to members whose information may have been accessed and to regulatory agencies.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired new facilities in Sao Paulo, Brazil; the U.A.E.; Ettlingen, Germany; Cordoba, Spain; and in North America. In fiscal 2014, we acquired a facility in Montreal, Canada. In fiscal 2015, we opened new facilities in Bahrain, Oman, and Moncton, Canada. Furthermore, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;

•	fluctuations in commodity prices, particularly the per ton price of crushed car bodies;

•	the impact of foreign exchange gain and loss as a result of international operations;

•	our ability to successfully integrate our newly acquired operations in international markets and any additional markets we may enter;

•	the availability of salvage vehicles;

•	variations in vehicle accident rates;

•	member participation in the Internet bidding process;

•	delays or changes in state title processing;

•	changes in international, state or federal laws or regulations affecting salvage vehicles;

•	changes in local laws affecting who may purchase salvage vehicles;

•	our ability to integrate and manage our acquisitions successfully;

•	the timing and size of our new facility openings;

•	the announcement of new vehicle supply agreements by us or our competitors;

•	the severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	the availability and cost of general business insurance;

•	labor costs and collective bargaining;

•	changes in the current levels of out of state and foreign demand for salvage vehicles;

•	the introduction of a similar Internet product by a competitor; and

•	the ability to obtain necessary permits to operate.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19.2% of our common stock as of July 31, 2015. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent years, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of July 31, 2015, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $271.9 million.

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

An adverse outcome of our appeal to the Georgia Tax Tribunal of the Georgia Department of Revenue's final assessment in connection with its sales tax audit could have a material adverse effect on our consolidated results of operations and financial condition.

The Georgia Department of Revenue, or DOR, has conducted a sales and use tax audit of our operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of their initial audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that we failed to collect and remit sales taxes totaling $73.8 million, including penalties and interest. According to the DOR, the proposed assessment was based on its initial determination that our sales did not constitute nontaxable sales for resale.

Subsequently, we engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of proposed assessment, and the DOR’s policy position. In particular, our outside legal counsel provided us with an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Since our receipt of the notice of proposed assessment, our counsel and we have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following our most recent discussions and after additional review of documentation, the DOR provided us with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.

On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed our counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges we owe the State of Georgia. We filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015.

Based on the opinion from our outside law firm, advice from our outside tax advisors, and our best estimate of a probable outcome, we believe that we have adequately provided for the payment of any assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of assessment and intend to defend this matter. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, and Euro could adversely affect our consolidated results of operations and financial position.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 70,000 square feet of office space under a lease which expires in fiscal 2024. In the U.S., we own or lease facilities in every state except North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta and New Brunswick. In the U.K., we own or lease 15 operating facilities. In Brazil, we own or lease six operating facilities. In the U.A.E., Oman and Bahrain, we lease one operating facility in each country. In Germany and Spain, we operate online platforms. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the

United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are pursuing our claim for damages, and defending KPIT’s claim for damages.

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

Governmental Proceedings

The Georgia Department of Revenue, or DOR, has conducted a sales and use tax audit of our operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of their initial audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that we failed to collect and remit sales taxes totaling $73.8 million, including penalties and interest. According to the DOR, the proposed assessment was based on its initial determination that our sales did not constitute nontaxable sales for resale.

Subsequently, we engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of proposed assessment, and the DOR’s policy position. In particular, our outside legal counsel provided us with an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Since our receipt of the notice of proposed assessment, our counsel and we have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following our most recent discussions and after additional review of documentation, the DOR provided us with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.

On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed our counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges we owe the State of Georgia. We filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015.

Based on the opinion from our outside law firm, advice from our outside tax advisors, and our best estimate of a probable outcome, we believe that we have adequately provided for the payment of any assessment in our consolidated financial statements. We believe we have strong defenses to the DOR’s notice of assessment and intend to defend this matter. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2015, there were 120,156,340 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of July 31, 2015, we had 1,130 stockholders of record. On July 31, 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $36.03 per share.

	2015		2014
	High	Low	High	Low
Fourth Quarter	$36.80	$33.36	$37.15	$33.37
Third Quarter	$38.50	$35.48	$37.54	$32.59
Second Quarter	$37.81	$33.14	$36.93	$31.08
First Quarter	$34.92	$29.93	$34.71	$30.38

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business.

We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program and our recently completed modified "Dutch Auction" tender offer, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends and acquisitions.

Repurchase of Our Common Stock

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2015, we repurchased 231,500 shares of our common stock at a weighted average price of $36.02. For fiscal 2014, we did not repurchase any shares of our common stock. For fiscal 2013, we repurchased 500,000 shares of our common stock at a weighted average price of $27.77. As of July 31, 2015, the total number of shares repurchased under the program was 50,518,282 and 47,481,718 shares were available for repurchase under our program.

Additionally, on July 9, 2015, we completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 13,888,888 shares of our common stock at a purchase price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, we accepted for payment an aggregate of 6,254,061 shares of our common stock at a purchase price of $36.00 per share for a total value of $225.1 million. Our directors and executive officers were expressly prohibited from participating in the tender offer by our board of directors under our Insider Trading Policy. The shares purchased as a result of the tender offer were not part of our repurchase program. The purchases of the shares of common stock were funded by the proceeds relating to the issuance of long-term debt.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Fiscal 2013
First Quarter	500,000	$27.77	500,000	47,713,218
Second Quarter	—	$—	—	47,713,218
Third Quarter	—	$—	—	47,713,218
Fourth Quarter	—	$—	—	47,713,218
Fiscal 2014
First Quarter	—	$—	—	47,713,218
Second Quarter	—	$—	—	47,713,218
Third Quarter	—	$—	—	47,713,218
Fourth Quarter	—	$—	—	47,713,218
Fiscal 2015
First Quarter	—	$—	—	47,713,218
Second Quarter	—	$—	—	47,713,218
Third Quarter	—	$—	—	47,713,218
May 1, 2015 through May 31, 2015	—	$—	—	47,713,218
June 1, 2015 through June 30, 2015	—	$—	—	47,713,218
July 1, 2015 through July 31, 2015 (1)	6,485,561	$36.00	231,500	47,481,718

(1)
Consists of 6,254,061 shares repurchased in connection with the tender offer at a purchase price of $36.00 per share and 231,500 shares repurchased through our publicly announced stock repurchase program.

During fiscal 2015, 2014 and 2013, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $3.8 million, $0.1 million and $0.6 million for the years ended July 31, 2015, 2014 and 2013, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2013—Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627
FY 2014—Q1	14,000	16.43	7,241	2,519	4,240	31.77	80
FY 2015—Q1	201,333	19.59	124,621	35,416	41,296	31.65	1,121
FY 2015—Q3	139,690	20.27	76,021	20,656	43,013	37.27	770
FY 2015—Q4	200,000	12.02	66,602	52,158	81,240	36.08	1,882

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2015.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2015 since July 31, 2010, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	Fiscal Year Ended July 31,
	2010	2011	2012	2013	2014	2015
Copart, Inc.	$100.00	$119.24	$130.41	$178.43	$183.21	$197.75
NASDAQ Composite	$100.00	$123.11	$134.00	$168.35	$206.23	$242.43
NASDAQ Industrial	$100.00	$134.48	$139.45	$191.96	$216.64	$252.97
NASDAQ Q-50 (NXTQ)	$100.00	$126.05	$136.37	$189.24	$234.86	$300.13

*
Assumes that $100.00 was invested on July 31, 2010 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this 10-K, and “Financial Statements and Supplementary Data” in Part II, Item 8 of this 10-K. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Fiscal Year Ended July 31,
	2015	2014	2013	2012	2011*
(In thousands, except per share)
Operating Data
Revenues	$1,146,079	$1,163,489	$1,046,386	$924,191	$872,246
Operating income	344,401	274,934	282,992	286,353	265,290
Income before income taxes	332,069	270,035	276,872	278,056	263,877
Income taxes	112,286	91,348	96,847	95,937	97,502
Net income	$219,783	$178,687	$180,025	$182,119	$166,375
Basic net income per common share	$1.75	$1.42	$1.44	$1.42	$1.10
Weighted average common shares outstanding	125,914	125,693	124,912	128,120	151,298
Diluted net income per common share	$1.67	$1.36	$1.39	$1.39	$1.08
Diluted weighted average common shares outstanding	131,425	131,230	129,781	131,428	153,352

Balance Sheet Data
Cash and cash equivalents	$456,012	$158,668	$63,631	$140,112	$74,009
Working capital	521,456	168,007	67,893	134,908	75,242
Total assets	1,799,952	1,506,804	1,334,481	1,154,000	1,084,436
Total debt	645,806	302,901	372,457	444,120	375,756
Stockholders’ equity	964,464	1,003,499	762,401	561,117	555,172

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2015, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the United Arab Emirates (U.A.E.), Oman, and Bahrain. We also provide vehicle remarketing services in Germany and Spain.

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

In the U.S. and Canada (North America), Brazil, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers, as well as related fees for services such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:

Service and Vehicle Sales Revenue: Our revenue consists of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenue, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where our fees are fixed based on the sale of each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs not included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own, and is primarily generated in the U.K. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals and resell them for our own account.

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as over 50% of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; and (iii) the mix of cars sold, as insurance company cars on average command a lower average selling price than non-insurance cars. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. We also cannot predict the future movements of these influences. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles and ultimately on service revenue. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs. Conversely, increases in used car prices, such as occurred during the most recent recession may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.5 years in 2014. These factors, among others, have led to a general decline in used car values while repair costs are generally trending upward. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in North America, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, and Spain with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth facilities that we have acquired or opened from August 1, 2012 through July 31, 2015:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Webster, New Hampshire	Greenfield	September 2012	United States
Gainesville, Georgia	Acquisition	May 2013	United States
Davison, Michigan	Acquisition	May 2013	United States
Ionia, Michigan	Acquisition	May 2013	United States
Kincheloe, Michigan	Acquisition	May 2013	United States
Salvage Parent, Inc.*	Acquisition	May 2013	United States
Seaford, Delaware	Greenfield	July 2014	United States
Montreal, Quebec	Acquisition	November 2013	Canada
Moncton, New Brunswick	Greenfield	July 2015	Canada
Dubai, U.A.E.	Acquisition	August 2012	United Arab Emirates
Embu, Brazil	Acquisition	November 2012	Brazil
Pirapora, Brazil	Acquisition	November 2012	Brazil
Osasco, Brazil	Acquisition	November 2012	Brazil
Castelo Branco, Brazil	Acquisition	November 2012	Brazil
Vila Jaguara, Brazil	Acquisition	November 2012	Brazil
Itaquaquecetuba, Brazil	Greenfield	January 2014	Brazil
Ettlingen, Germany	Acquisition	November 2012	Germany
Cordoba, Spain	Acquisition	June 2013	Spain
Manama, Bahrain	Greenfield	May 2015	Bahrain
Muscat, Oman	Greenfield	June 2015	Oman

*	Salvage Parent, Inc. conducted business primarily as Quad City Salvage Auction, CrashedToys, and Desert View Auto Auctions.

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2015, 2014 and 2013:

	Year Ended July 31,
(In percentages)	2015	2014	2013
Service revenues and vehicle sales:
Service revenues	86%	82%	81%
Vehicle sales	14%	18%	19%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	46%	45%	44%
Cost of vehicle sales	12%	15%	16%
General and administrative	12%	14%	13%
Impairment of long-lived assets	—%	3%	—%
Total operating expenses	70%	77%	73%
Operating income	30%	23%	27%
Other (expense) income	(1)%	—%	(1)%
Income before income taxes	29%	23%	26%
Income taxes	10%	8%	9%
Net income	19%	15%	17%

Comparison of Fiscal Years ended July 31, 2015, 2014 and 2013

The following table presents a comparison of service revenues and vehicle sales for fiscal 2015, 2014 and 2013:

	Year Ended July 31,			2015 vs. 2014		2014 vs. 2013
(In thousands)	2015	2014	2013	Change	% Change	Change	% Change
Service revenues	$985,363	$958,413	$849,667	$26,950	2.8%	$108,746	12.8%
Vehicle sales	160,716	205,076	196,719	(44,360)	(21.6)%	8,357	4.2%
Total service revenues and vehicle sales	$1,146,079	$1,163,489	$1,046,386	$(17,410)	(1.5)%	$117,103	11.2%

Service Revenues. The increase in service revenues for fiscal 2015 of $27.0 million, or 2.8% as compared to fiscal 2014 came from (i) growth in North America of $18.6 million; (ii) growth in the U.K. of $6.4 million; and (iii) growth in our other international markets of $2.0 million. The growth in North America was driven primarily by increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices. The increase in volume in North America primarily came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency. Excluding a detrimental impact of $5.8 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $6.4 million was driven primarily by increased volume as we increased our market share and a marginal increase in revenue per car.

The increase in service revenues for fiscal 2014 of $108.7 million, or 12.8% as compared to fiscal 2013 came from (i) growth in North America of $76.7 million; (ii) growth in the U.K. of $23.7 million, driven by increased volume from our vehicle suppliers; and (iii) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil, which represented $8.3 million. Excluding the increase in revenues in fiscal 2013 associated with Hurricane Sandy of $31.2 million, North America service revenue grew by $107.9 million, or 14.7%. The growth in North America was driven primarily by increased volume as revenue per car remained relatively flat. The increase in volume came from the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of fiscal 2013, and increases from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency.

Vehicle Sales. The decrease in vehicle sales for fiscal 2015 of $44.4 million, or 21.6% as compared to fiscal 2014 came from (i) a decline in the U.K. of $31.8 million; (ii) a decline in North America of $8.1 million; and (iii) a decline in our other international markets of $4.5 million. The decline in the U.K. was primarily the result of decreased volume from insurance sellers and lower average auction selling prices, driven by decreased insurance volume and increased open market purchase activity from the general public, and included a $5.1 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate. The decline in North America was primarily the result of decreased open market purchase activity from the general public and lower average auction selling prices, which we believe is due to lower commodity prices. The decline in our other international markets was driven primarily by reduced volume.

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

The following table summarizes operating expenses, total other expenses and income taxes for fiscal 2015, 2014 and 2013:

	Year Ended July 31,			2015 vs. 2014		2014 vs. 2013
(In thousands)	2015	2014	2013	Change	% Change	Change	% Change
Operating expenses:
Yard operations	$526,291	$520,423	$458,228	$5,868	1.1%	$62,195	13.6%
Cost of vehicle sales	136,412	174,493	167,236	(38,081)	(21.8)%	7,257	4.3%
General and administrative	138,975	164,535	137,930	(25,560)	(15.5)%	26,605	19.3%
Impairment of long-lived assets	—	29,104	—	(29,104)	(100.0)%	29,104	100.0%
Total operating expenses	$801,678	$888,555	$763,394	$(86,877)	(9.8)%	$125,161	16.4%

Total other expenses	$(12,332)	$(4,899)	$(6,120)	$(7,433)	151.7%	$1,221	(20.0)%
Income taxes	112,286	91,348	96,847	20,938	22.9%	(5,499)	(5.7)%

Yard Operations Expense. The increase in yard operations expense for fiscal 2015 of $5.9 million, or 1.1% as compared to fiscal 2014 primarily came from (i) growth in volume in North America, the U.K., and in our other international markets; (ii) partially offset by a decrease in the cost to process each car in North America, primarily driven by operational efficiencies and the integration of the Salvage Parent, Inc., acquisition; and (iii) the beneficial impact of $3.5 million in the U.K. due to the change in the British pound to U.S. dollar exchange rate. Included in our yard operations expenses for fiscal 2014 were severance and lease termination costs of $4.0 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition.

Included in yard operations cost was depreciation and amortization expenses, which were $34.9 million, $36.2 million, and $40.8 million for fiscal 2015, 2014, and 2013, respectively. The decrease in yard operation depreciation and amortization expense in fiscal 2015 as compared to fiscal 2014 resulted primarily from certain assets becoming fully amortized in North America. The decrease in yard operation depreciation and amortization expense in fiscal 2014 as compared to fiscal 2013 was due primarily to our data center assets being fully depreciated.

The increase in yard operations expense for fiscal 2014 of $62.2 million, or 13.6% as compared to fiscal 2013 primarily came from (i) growth in North America, driven by the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of fiscal 2013, increased volume from what we believe to be an increase in the overall size of the salvage market due to increased salvage frequency, and increases in volume from non-insurance suppliers; (ii) growth in the U.K., driven by increased volumes from our new and existing suppliers; and (iii) growth in our international activity outside of the U.K. as these operations are in their developmental stages, without the benefit of scale. Included in our yard operations expense in fiscal 2013 was $25.7 million of abnormal costs associated with Hurricane Sandy. Excluding those costs, the average handling cost per car increased, driven primarily by growth in normal subhaul, labor, equipment and titling costs, as well as charges associated with severance and lease termination costs of $2.9 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition.

Cost of Vehicle Sales. The decrease in cost of vehicle sales for fiscal 2015 of $38.1 million, or 21.8% as compared to fiscal 2014 came from (i) a decline in the U.K. of $26.9 million, which included the benefical impact of the change in the British pound to U.S. dollar exchange rate of $4.0 million; (ii) a decline in North America of $6.9 million; and (iii) a decline in our other international markets of $4.3 million. The decline in the U.K. resulted from decreased volume from insurance sellers and lower average purchase prices, driven by decreased insurance volume and increased open market purchase activity from the general public. The decline in North America was primarily the result of decreased open market purchase activity from the general public and lower average purchase prices.

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

General and Administrative Expenses. The decrease in general and administrative expenses for fiscal 2015 of $25.6 million, or 15.5% as compared to fiscal 2014 came primarily from a decrease in North America of $23.7 million as a result of the integration of the Salvage Parent, Inc. acquisition, the relocation of our technology department being completed in fiscal 2014, decreased expenditures on technology development and a decrease in stock-based payment compensation. Included in fiscal 2014 was $7.5 million in lease termination, severance and relocation costs associated with the integration of the Salvage Parent, Inc. acquisition and the relocation of our technology department from California to our Dallas, Texas corporate headquarters.

Included in general and administrative costs were depreciation and amortization expenses which were $11.7 million, $17.5 million, and $16.0 million for fiscal 2015, 2014, and 2013, respectively. The decrease in depreciation and amortization expenses in fiscal 2015 as compared to fiscal 2014 came primarily from a decrease in North America as a result of certain assets becoming fully amortized.

The increase in general and administrative expenses for fiscal 2014 of $26.6 million, or 19.3% as compared to fiscal 2013 increased primarily from (i) our international expansion during the prior fiscal year into Germany, Spain, the U.A.E., and Brazil representing $3.7 million; and (ii) growth in North America of $19.6 million, driven primarily by the acquisition of Salvage Parent, Inc., which closed in the fourth quarter of fiscal 2013, increased expenditures on technology development, and the overall growth in labor costs, professional services and facilities costs associated with domestic and international expansion.

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

Other (Expense) Income. The increase in total other expense for fiscal 2015 of $7.4 million, or 151.7% as compared to fiscal 2014 was primarily due to an increase in interest expense of $9.4 million as a result of the additional long-term debt issued in December 2014, partially offset by increased currency gains in the U.K. of $2.1 million. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt.

The decrease in total other expense for fiscal 2014 of $1.2 million, or 20.0% as compared to fiscal 2013 was primarily due to a decrease in interest expense as a result of principal payments on long-term debt.

Income Taxes. Our effective income tax rates were 33.8%, 33.8%, and 35.0% for fiscal 2015, 2014 and 2013, respectively. The decrease in the overall tax rate was driven by fluctuations in the U.S. tax laws and the geographical allocation of our taxable income.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2015, 2014 and 2013:

	July 31,			2015 vs. 2014		2014 vs. 2013
(In thousands)	2015	2014	2013	Change	% Change	Change	% Change
Cash and cash equivalents	$456,012	$158,668	$63,631	$297,344	187.4%	$95,037	149.4%
Working capital	521,456	168,007	67,893	353,449	210.4%	100,114	147.5%

	Year Ended July 31,			2015 vs. 2014		2014 vs. 2013
(In thousands)	2015	2014	2013	Change	% Change	Change	% Change
Operating cash flows	$265,076	$262,594	$199,326	$2,482	0.9%	$63,268	31.7%
Investing cash flows	(81,915)	(92,103)	(208,021)	10,188	(11.1)%	115,918	(55.7)%
Financing cash flows	120,362	(76,823)	(65,891)	197,185	(256.7)%	(10,932)	16.6%

Capital expenditures, including acquisitions	$(79,153)	$(95,810)	$(214,287)	$16,657	(17.4)%	$118,477	(55.3)%
Principal payments on long-term debt	(350,000)	(75,000)	(96,660)	(275,000)	366.7%	21,660	(22.4)%
Acquisitions	—	(14,300)	(84,022)	14,300	(100.0)%	69,722	(83.0)%
Working capital and cash and cash equivalents increased for fiscal 2015 as compared to fiscal 2014 primarily due to issuance of long-term debt of $700.0 million, cash generated from operations and decreases in capital expenditures, partially offset by increases in payments on long-term debt and repurchases of common stock. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates. Working capital and cash and cash equivalents increased for fiscal 2014 as compared to fiscal 2013 primarily due to cash generated from operations, partially offset by decreases in capital expenditures, payments on long-term debt and cash used in acquisitions.

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

As of July 31, 2015, $82.0 million of the $456.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net cash provided by operating activities increased for fiscal 2015 as compared to fiscal 2014 due to improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $10.1 million, a decrease in accounts payable of $9.4 million and an increase in accounts receivable of $7.5 million, partially offset by an decrease in other assets.

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

Net cash used in investing activities decreased for fiscal 2015 as compared to fiscal 2014 due primarily to decreases in capital expenditures and cash used in acquisitions. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material non-cancelable commitments for future capital expenditures as of July 31, 2015. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software. The capitalized costs were $8.8 million, $16.5 million and $19.3 million for fiscal 2015, 2014 and 2013, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. During fiscal 2014, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of business operating software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

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

Net cash provided by financing activities increased in fiscal 2015 as compared to fiscal 2014 primarily due to the issuance of long-term debt, and a $16.3 million change in bank overdraft, partially offset by repurchases of common stock as part of our stock repurchase program and our tender offer as discussed in further detail under the subheading "Stock Repurchases", and decreased proceeds of $6.8 million from the exercise of stock options. For further detail see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 10 — Stockholders’ Equity and under the subheadings "Credit Agreement" and "Note Purchase Agreement".

Net cash used in financing activities increased for fiscal 2014 as compared to fiscal 2013, predominantly due to a $16.3 million change in bank overdraft, decreased proceeds of $11.0 million from the exercise of stock options, and a $3.8 million reduction in tax benefits from stock-based payment compensation, partially offset by a $21.7 million decrease in payments on long-term debt and a $14.4 million decrease in common stock repurchases. See Notes to Consolidated Financial Statements, Note 10 — Stockholders’ Equity.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2015, we repurchased 231,500 shares of our common stock at a weighted average price of $36.02. For fiscal 2014, we did not repurchase any shares of our common stock. For fiscal 2013, we repurchased 500,000 shares of our common stock at a weighted average price of $27.77. As of July 31, 2015, the total number of shares repurchased under the program was 50,518,282 and 47,481,718 shares were available for repurchase under our program.

Additionally, on July 9, 2015, we completed a tender offer to purchase up to 13,888,888 shares of our common stock at a purchase price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, we accepted for payment an aggregate of 6,254,061 shares of our common stock at a purchase price of $36.00 per share for a total value of $225.1 million. The shares repurchased as a result of the tender offer are not part of our repurchase program. The purchases of the shares of common stock were funded by the proceeds relating to the issuance of long-term debt.

During fiscal 2015, 2014 and 2013, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $3.8 million, $0.1 million and $0.6 million for the years ended July 31, 2015, 2014 and 2013, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2013—Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627
FY 2014—Q1	14,000	16.43	7,241	2,519	4,240	31.77	80
FY 2015—Q1	201,333	19.59	124,621	35,416	41,296	31.65	1,121
FY 2015—Q3	139,690	20.27	76,021	20,656	43,013	37.27	770
FY 2015—Q4	200,000	12.02	66,602	52,158	81,240	36.08	1,882

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2015:

	Payments due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt including current portion	$52,500	$60,000	$131,250	$400,000	$—	$643,750
Interest payments on long-term debt including current portion	20,422	38,389	35,875	114,491	—	209,177
Operating leases (1)	22,311	37,165	25,008	71,885	—	156,369
Capital leases (1)	1,312	40	—	—	—	1,352
Tax liabilities (2)	—	—	—	—	21,157	21,157
Total contractual obligations	$96,545	$135,594	$192,133	$586,376	$21,157	$1,031,805

	Amount of Commitment Expiration Per Period
Commercial Commitments(3)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$17,486	$—	$—	$—	$—	$17,486

(1)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

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

Credit Facility

On December 14, 2010, we entered into an Amended and Restated Credit Facility Agreement (Credit Facility), with Bank of America, N.A. The Credit Facility was an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit and (ii) a term loan facility of $400.0 million. On September, 29, 2011, we amended the Credit Facility increasing the amount of the term loan facility from $400.0 million to $500.0 million.

Credit Agreement

On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing, or at July 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Facility Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds will be used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.

The Term Loan, which as of July 31, 2015, had $243.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The revolving and term loans under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2015 on our variable interest rate debt was the one month LIBOR rate of 0.19% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2015, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2015.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Agreement, dated December 3, 2014, among us, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of July 31, 2015.

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

Our obligations under the Note Purchase Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Note Purchase Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors. Our obligations and our subsidiary guarantors under the Note Purchase Agreement will be treated on a pari passu basis with the obligations of those entities under the Credit Agreement as well as any additional debt that we may obtain.

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2015.

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

Restructuring

We relocated our corporate headquarters to Dallas, Texas in 2012. The restructuring costs were as follows:

	Year Ended July 31,
(In thousands)	2015	2014	2013
General and administrative
Severance	$310	$4,598	$978
Relocation	255	491	759
Total general and administrative	$565	$5,089	$1,737
Yard operations
Relocation	$25	$(28)	$189
Impairment	—	—	—
Total yard operations	$25	$(28)	$189

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. Our significant accounting policies are described in the Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies. The following is a summary of the more significant judgments and estimates included in our critical accounting policies used in the preparation of our consolidated financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values for fiscal 2015 and 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt for additional fair value disclosures.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of July 31, 2015 and 2014 was $65.1 million and $61.7 million, respectively. Accumulated amortization expense related to software as of July 31, 2015 and 2014 totaled $42.6 million and $38.6 million, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $1.9 million.

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

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, Germany, and other emerging markets around the world. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not, the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2015, we have $2.7 million of valuation allowance arising from both our U.S. and foreign operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

Historically, our income tax provision has been sufficient to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by several factors, including (i) the geographical allocation of our future earnings; (ii) the change in tax laws or our interpretation of tax laws; (iii) the changes in governing regulations and accounting principles; (iv) the changes in the valuation of our deferred tax assets and liabilities; and (v) the outcome of the income tax examinations. We routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision. The repatriation of our accumulated foreign earnings could also affect our effective tax rate, nevertheless, we intent to indefinitely reinvest these earnings in our foreign operations and do not anticipate the need for any of our foreign subsidiaries’ cash in the U.S. operations. Accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Based on our results for the twelve months ended July 31, 2015, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $3.3 million.

We recognize and measure uncertain tax positions in accordance with ASC740, Income Taxes, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. ASC740 further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We file annual income tax returns in multiple taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

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

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of our policies contains an aggregate stop loss to limit our ultimate exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.8 million as of July 31, 2015. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.4 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers’ compensation expense and our accrual for workers’ compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2015. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2015, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Credit Agreement were $243.8 million as of July 31, 2015. The revolving and term loans under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. If interest rates were to increase by 10%, our interest expense would increase but by an insignificant amount due to the fixed interest rate swaps. We have entered into two interest rate swaps to exchange our variable interest rate payments commitment for fixed interest rate payments through December 2015 to mitigate the interest expense risk.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, and Germany. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, and Euro. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real and Euro would have resulted in a decrease in operating income of $5.6 million for fiscal 2015.

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2015, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $68.5 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real and Euro would not have materially affected our consolidated financial position.

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

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2015. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015 of Copart, Inc. and our report dated September 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 25, 2015

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2015 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the sections entitled “Proposal Number One — Election of Directors,” “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2015 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2015 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2015 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Number Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2015 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	Financial statements:
Our consolidated financial statements at July 31, 2015 and 2014 and for each of the three years in the period ended July 31, 2015 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer (Principal Executive Officer and Director)

Date: September 25, 2015

COPART, INC.

By:	/s/ WILLIAM E. FRANKLIN
William E. Franklin, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 25, 2015

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

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	September 25, 2015
A. Jayson Adair

/s/ WILLIAM E. FRANKLIN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2015
William E. Franklin

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 25, 2015
Willis J. Johnson

/s/ VINCENT W. MITZ	President and Director	September 25, 2015
Vincent W. Mitz

/s/ JAMES E. MEEKS	Director	September 25, 2015
James E. Meeks

/s/ STEVEN D. COHAN	Director	September 25, 2015
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 25, 2015
Daniel Englander

/s/ THOMAS N. TRYFOROS	Director	September 25, 2015
Thomas N. Tryforos

/s/ MATT BLUNT	Director	September 25, 2015
Matt Blunt

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated September 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 25, 2015

COPART, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$456,012	$158,668
Accounts receivable, net	215,696	196,985
Vehicle pooling costs	24,949	24,438
Inventories	8,613	7,259
Income taxes receivable	6,092	2,288
Deferred income taxes	3,396	1,803
Prepaid expenses and other assets	19,824	20,850
Total current assets	734,582	412,291
Property and equipment, net	700,402	692,383
Intangibles, net	17,857	25,242
Goodwill	271,850	283,780
Deferred income taxes	28,840	36,721
Other assets	46,421	56,387
Total assets	$1,799,952	$1,506,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$147,452	$152,156
Deferred revenue	3,724	4,170
Income taxes payable	8,279	8,284
Current portion of long-term debt and capital lease obligations	53,671	79,674
Total current liabilities	213,126	244,284
Deferred income taxes	5,322	7,372
Income taxes payable	21,157	23,771
Long-term debt and capital lease obligations	592,135	223,227
Other liabilities	3,748	4,651
Total liabilities	835,488	503,305
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—180,000,000 shares authorized; 120,156,340 and 126,143,366 shares issued and outstanding, respectively	12	13
Additional paid-in capital	407,808	404,542
Accumulated other comprehensive loss	(68,793)	(20,060)
Retained earnings	625,437	619,004
Total stockholders’ equity	964,464	1,003,499
Total liabilities and stockholders’ equity	$1,799,952	$1,506,804

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2015	2014	2013
Service revenues and vehicle sales:
Service revenues	$985,363	$958,413	$849,667
Vehicle sales	160,716	205,076	196,719
Total service revenues and vehicle sales	1,146,079	1,163,489	1,046,386
Operating expenses:
Yard operations	526,291	520,423	458,228
Cost of vehicle sales	136,412	174,493	167,236
General and administrative	138,975	164,535	137,930
Impairment of long-lived assets	—	29,104	—
Total operating expenses	801,678	888,555	763,394
Operating income	344,401	274,934	282,992

Other (expense) income:
Interest expense	(18,121)	(8,768)	(10,267)
Interest income	817	491	638
Other income, net	4,972	3,378	3,509
Total other expense	(12,332)	(4,899)	(6,120)
Income before income taxes	332,069	270,035	276,872
Income taxes	112,286	91,348	96,847
Net income	$219,783	$178,687	$180,025

Basic net income per common share	$1.75	$1.42	$1.44
Weighted average common shares outstanding	125,914	125,693	124,912

Diluted net income per common share	$1.67	$1.36	$1.39
Diluted weighted average common shares outstanding	131,425	131,230	129,781

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2015	2014	2013
Comprehensive income, net of tax:
Net income	$219,783	$178,687	$180,025
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	1,926	2,140	2,993
Reclassification adjustment of interest rate swaps, net (b)	(1,141)	(1,467)	(1,624)
Foreign currency translation adjustments	(49,518)	26,428	(10,487)
Total comprehensive income	$171,050	$205,788	$170,907

(a)	Net of tax effect of $(1,026), $(1,125) and $(1,647) for the years ended July 31, 2015, 2014 and 2013, respectively.

(b)	Net of tax effect of $582, $744 and $874 for the years ended July 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balances at July 31, 2012	124,393,700	$12	$326,187	$(38,043)	$272,961	$561,117
Net income	—	—	—	—	180,025	180,025
Currency translation adjustment	—	—	—	(10,487)	—	(10,487)
Interest rate swaps, net of tax effects	—	—	—	1,369	—	1,369
Exercise of stock options, net of repurchased shares	1,516,534	1	21,370	—	(943)	20,428
Employee stock-based payment compensation and related tax benefit	—	—	21,886	—	—	21,886
Shares issued for Employee Stock Purchase Plan	84,761	—	1,948	—	—	1,948
Shares repurchased	(500,000)	—	(2,622)	—	(11,263)	(13,885)
Balances at July 31, 2013	125,494,995	13	368,769	(47,161)	440,780	762,401
Net income	—	—	—	—	178,687	178,687
Currency translation adjustment	—	—	—	26,428	—	26,428
Interest rate swaps, net of tax effects	—	—	—	673	—	673
Exercise of stock options, net of repurchased shares	566,404	—	10,349	—	(463)	9,886
Employee stock-based payment compensation and related tax benefit	—	—	23,085	—	—	23,085
Shares issued for Employee Stock Purchase Plan	81,967	—	2,339	—	—	2,339
Balances at July 31, 2014	126,143,366	13	404,542	(20,060)	619,004	1,003,499
Net income	—	—	—	—	219,783	219,783
Currency translation adjustment	—	—	—	(49,518)	—	(49,518)
Interest rate swaps, net of tax effects	—	—	—	785	—	785
Exercise of stock options, net of repurchased shares	397,520	—	2,193	—	(1,509)	684
Employee stock-based payment compensation and related tax benefit	—	—	19,636	—	—	19,636
Shares issued for Employee Stock Purchase Plan	101,015	—	3,079	—	—	3,079
Shares repurchased	(6,485,561)	(1)	(21,642)	—	(211,841)	(233,484)
Balances at July 31, 2015	120,156,340	$12	$407,808	$(68,793)	$625,437	$964,464

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$219,783	$178,687	$180,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,893	53,726	56,728
Allowance for doubtful accounts	(578)	1,087	(356)
Impairment of long-lived assets	—	29,104	—
Stock-based payment compensation	18,154	22,099	19,557
Excess tax benefit from stock-based payment compensation	(2,971)	(2,289)	(6,097)
Gain on sale of property and equipment	(918)	(1,461)	(962)
Deferred income taxes	4,365	(10,838)	(3,605)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,417)	(12,870)	(31,171)
Vehicle pooling costs	(891)	(3,613)	(3,626)
Inventories	(1,731)	4,012	(1,777)
Prepaid expenses and other current assets	69	(4,500)	(5,971)
Other assets	10,125	(8,900)	(18,714)
Accounts payable and accrued liabilities	(3,926)	5,425	14,749
Deferred revenue	(438)	(661)	(871)
Income taxes receivable	(806)	9,267	(752)
Income taxes payable	(1,971)	2,816	1,609
Other liabilities	(1,666)	1,503	560
Net cash provided by operating activities	265,076	262,594	199,326
Cash flows from investing activities:
Purchases of property and equipment	(79,153)	(81,510)	(130,265)
Proceeds from sale of property and equipment	1,521	2,849	3,077
Proceeds from sale of assets held for sale	217	858	3,189
Investment in unconsolidated affiliate	(4,500)	—	—
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	—	(14,300)	(84,022)
Net cash used in investing activities	(81,915)	(92,103)	(208,021)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,634	10,412	21,442
Excess tax benefit from stock-based payment compensation	2,971	2,289	6,097
Proceeds from the issuance of Employee Stock Purchase Plan shares	3,079	2,339	1,948
Repurchases of common stock	(237,306)	(572)	(15,009)
Change in bank overdraft	—	(16,291)	16,291
Proceeds from the issuance of long-term debt, net of discount	698,939	—	—
Debt offering costs	(955)	—	—
Principal payments on long-term debt	(350,000)	(75,000)	(96,660)
Net cash provided by (used in) financing activities	120,362	(76,823)	(65,891)
Effect of foreign currency translation	(6,179)	1,369	(1,895)
Net increase (decrease) in cash and cash equivalents	297,344	95,037	(76,481)
Cash and cash equivalents at beginning of period	158,668	63,631	140,112
Cash and cash equivalents at end of period	$456,012	$158,668	$63,631
Supplemental disclosure of cash flow information:
Interest paid	$18,121	$8,768	$10,267
Income taxes paid, net of refunds	$109,925	$82,813	$95,182

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), the United Arab Emirates (U.A.E.), Oman, Bahrain, and Brazil, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

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
JULY 31, 2015

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

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, and Euro are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2013	$(45,420)
Gain on foreign currency translation	26,428
Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(49,518)
Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of July 31, 2015 and 2014, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8 — Long-Term Debt for additional fair value disclosures.

Derivatives and Hedging

The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable interest rate debt, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Note 9 — Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $4.9 million for the year ended July 31, 2015, and $5.0 million for the years ended July 31, 2014 and 2013, respectively.

Other (Expense) Income

Other (expense) income consists primarily of interest expense, interest income, gains and losses from the disposal of fixed assets, rental income, and earnings from unconsolidated affiliates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in checking, domestic certificates of deposit, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash and cash equivalents are placed with high credit quality financial institutions.

Bank Overdraft

As a result of maintaining a consolidated cash management system, the Company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting bank overdraft position was included in current liabilities as of July 31, 2013.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

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

No single customer accounted for more than 10% of total revenues for the years ended July 31, 2015, 2014 and 2013. As of July 31, 2015 and 2014, one customer accounted for more than 10% of the Company’s accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between five and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives: three to five years for internally developed or purchased software; three to seven years for transportation and other equipment; three to ten years for office furniture and equipment; and 5 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

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

Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of the year ended July 31, 2015, utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2015 and 2014 was $65.1 million and $61.7 million, respectively. Accumulated amortization expense related to software as of July 31, 2015 and 2014 totaled $42.6 million and $38.6 million, respectively.

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

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which has a $225,000 stop loss per claim and a stop loss limiting total exposure to 120% of expected claims. In addition, each of the Company’s policies contains an aggregate stop loss which limits its ultimate exposure. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated results of operations, financial position or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2015 and 2014, the total amount reserved for related self-insured claims is $5.8 million and $5.7 million, respectively.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31,
	2015	2014	2013
Expected life (in years)	5.3 – 7.2	5.1 – 7.1	5.2 – 6.9
Risk-free interest rate	1.58 – 2.26	1.55 – 2.3	0.61 – 1.5
Estimated volatility	22 – 28	20 – 25	24 – 26
Expected dividends	—%	—%	—%
Weighted average fair value at measurement date	$10.18	$11.10	$7.87

Expected life—The Company’s expected life represents the period that the Company’s stock-based payment awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

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

Net cash proceeds from the exercise of stock options were $3.6 million, $10.4 million and $21.4 million for the years ended July 31, 2015, 2014 and 2013, respectively. The Company realized an income tax benefit of $3.0 million, $2.3 million and $6.1 million from stock option exercises during the years ended July 31, 2015, 2014 and 2013, respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2015, 2014 and 2013, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the classifications used in fiscal 2015.

Recently Issued Accounting Standards

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, . On July 9, 2015, the FASB issued a proposed ASU to defer the effective date for one year for annual and interim periods beginning after December 15, 2017. ASU 2014-09 allows adoption with either retrospective application to each period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. The Company has not determined the potential effects of implementing ASU 2014-09 on the consolidated financial statements.

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

NOTE 2 — Acquisitions

Fiscal 2015 Transactions

The Company made no significant acquisitions during the year ended July 31, 2015.

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

During the year ended July 31, 2015, the purchase price allocations for the assets of the online marketing company and the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $0.8 million, primarily related to a $0.9 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for these acquisitions (in thousands):

Allocation of the acquisition:
Accounts receivable and prepaid expenses	$734
Property and equipment	71
Inventory	81
Intangible assets	6,071
Goodwill	7,682
Liabilities assumed	(171)
Fair value of net assets and liabilities acquired	$14,468

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

These acquisitions did not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated results of operations and financial position since the acquisition dates. The acquisition-related expenses incurred during the year ended July 31, 2014, were not significant and were included in general and administrative expenses in the Company’s consolidated financial position and results of operations.

Fiscal 2013 Transactions

During the year ended July 31, 2013, the Company acquired 100% of the voting stock of Salvage Parent, Inc., which conducted business primarily as Quad City Salvage Auction, CrashedToys, and Desert View Auto Auctions. The Company also acquired salvage vehicle auction businesses in Brazil and the U.A.E.; two auction platforms in Germany and Spain; as well as the assets of Gainesville Salvage Disposal and Auto Salvage Auction, Inc., salvage vehicle auction companies with locations in Gainesville, GA, and Davison and Ionia, MI, for a total purchase price of $87.0 million.

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
JULY 31, 2015

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

The acquisitions do not result in a significant change in the Company’s consolidated results of operations individually nor in the aggregate; therefore pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition dates. The acquisition-related expenses incurred during the year ended July 31, 2013, were not significant and were included in general and administrative expenses in the Company’s consolidated financial position and results of operations.

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2015	2014
Advance charges receivable	$143,724	$126,307
Trade accounts receivable	73,773	72,170
Other receivables	1,187	2,092
	218,684	200,569
Less: allowance for doubtful accounts	(2,988)	(3,584)
Accounts receivable, net	$215,696	$196,985

Advance charges receivable represents unbilled amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2015	2014	2013
Balance at beginning of year	$3,584	$2,683	$2,920
Charged to costs and expenses	2,221	3,376	1,424
Deductions to bad debt	(2,817)	(2,475)	(1,661)
Balance at end of year	$2,988	$3,584	$2,683

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2015	2014
Transportation and other equipment	$70,133	$68,956
Office furniture and equipment	44,837	41,504
Software	65,072	61,698
Land	481,748	475,564
Buildings and leasehold improvements	453,965	429,895
	1,115,755	1,077,617
Less: accumulated depreciation and amortization	(415,353)	(385,234)
Property and equipment, net	$700,402	$692,383

Depreciation expense on property and equipment was $34.9 million, $37.0 million and $42.0 million for the years ended July 31, 2015, 2014 and 2013, respectively. Amortization expense of software was $5.0 million, $9.8 million and $9.5 million for the years ended July 31, 2015, 2014 and 2013, respectively.

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2015	2014
Beginning balance	$283,780	$267,463
Goodwill recorded during the period	(790)	7,724
Effect of foreign currency exchange rates	(11,140)	8,593
Ending balance	$271,850	$283,780

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2015 and 2014 and goodwill was not impaired. As of July 31, 2015 and 2014, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2015	2014	2015	2014	2015	2014	2015	2014
Amortized intangibles:
Covenants not to compete	$1,691	$1,797	$(900)	$(615)	$791	$1,182	3	4
Supply contracts & customer relationships	27,506	29,128	(13,551)	(9,747)	13,955	19,381	4	5
Trade name	5,129	5,791	(2,467)	(1,479)	2,662	4,312	3	4
Licenses and databases	2,498	1,810	(2,049)	(1,443)	449	367	2	3
Intangibles, net	$36,824	$38,526	$(18,967)	$(13,284)	$17,857	$25,242

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

Aggregate amortization expense on intangible assets was $6.8 million, $6.9 million and $4.8 million for the years ended July 31, 2015, 2014 and 2013, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2015 intangible assets is expected to be as follows:

(In thousands)
2016	$5,811
2017	5,497
2018	4,414
2019	817
2020	574
Thereafter	744
Total future intangible amortization expense	$17,857

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2015	2014
Trade accounts payable	$15,287	$22,108
Accounts payable to sellers	42,230	40,105
Buyer deposits and prepayments	33,871	28,117
Accrued compensation and benefits	25,647	25,721
Accrued insurance	5,796	5,703
Other accrued liabilities	24,621	30,402
Total accounts payable and accrued expenses	$147,452	$152,156

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

NOTE 8 — Long-Term Debt

Credit Facility

On December 14, 2010, the Company entered into an Amended and Restated Credit Facility Agreement (Credit Facility), with Bank of America, N.A. The Credit Facility was an unsecured credit agreement providing for (i) a $100.0 million revolving credit facility, including a $100.0 million alternative currency borrowing sublimit and a $50.0 million letter of credit sublimit and (ii) a term loan facility of $400.0 million. On September, 29, 2011, the Company amended the Credit Facility increasing the amount of the term loan facility from $400.0 million to $500.0 million.

Credit Agreement

On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing, or at July 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Facility Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

The remaining proceeds will be used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.

The Term Loan, which as of July 31, 2015, had $243.8 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The revolving and term loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on the Company's consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2015 on the Company's variable interest rate debt was the one month LIBOR rate of 0.19% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2015, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2015.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Agreement, dated December 3, 2014, among the Company, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2015.

The Company’s Term Loan requires quarterly payments of $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019.

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2015.

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

As of July 31, 2015, future payments on the Term Loan and Note Purchase Agreement were as follows:

(In thousands)	July 31,
2016	$52,500
2017	30,000
2018	30,000
2019	30,000
2020	101,250
Thereafter	400,000
Total future payments	$643,750

NOTE 9 — Derivatives and Hedging

The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $1.7 million, $2.2 million, and $2.5 million for the years ended July 31, 2015, 2014 and 2013 respectively, out of other comprehensive income into interest expense.

The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the variable interest rate debt, as is allowed under the variable interest rate debt, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.

The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of July 31, 2015 and 2014, the Company’s fair value of the interest rate swaps were $0.4 million and $1.7 million, respectively, and were classified as other liabilities in the consolidated balance sheets.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

NOTE 10 — Stockholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, with a par value of $0.0001, of which 120,156,340 shares were issued and outstanding at July 31, 2015. As of July 31, 2015 and 2014, the Company had reserved 22,682,820 and 23,472,855 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,097,943 and 1,158,921 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2015 or 2014, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s board of directors approved a 40 million share increase in the Company’s stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. During the twelve months ended July 31, 2015, the Company repurchased 231,500 shares of our common stock at a weighted average price of $36.02 per share totaling $8.3 million. During the twelve months ended July 31, 2014, the Company did not repurchase any common stock. During the twelve months ended July 31, 2013, the Company repurchased 500,000 shares of its common stock at a weighted average price of $27.77 per share totaling $13.9 million. As of July 31, 2015, the total number of shares repurchased under the program was 50,518,282 and 47,481,718 shares were available for repurchase under the program.

Additionally, on July 9, 2015, the Company completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 13,888,888 shares of its common stock at a price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 6,254,061 shares of its common stock at a purchase price of $36.00 per share for a total value of $225.1 million. The Company's directors and executive officers were expressly prohibited from participating in the tender offer by the board of directors under the Company's Insider Trading Policy. The shares purchased as a result of the tender offer were not part of the repurchase program. The purchases of the shares of common stock were funded by the proceeds from the issuance of long term debt.

During fiscal 2015, 2014 and 2013, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $3.8 million, $0.1 million and $0.6 million for the years ended July 31, 2015, 2014 and 2013, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2013—Q2	73,228	$8.89	18,127	17,461	37,640	$35.91	$627
FY 2014—Q1	14,000	16.43	7,241	2,519	4,240	31.77	80
FY 2015—Q1	201,333	19.59	124,621	35,416	41,296	31.65	1,121
FY 2015—Q3	139,690	20.27	76,021	20,656	43,013	37.27	770
FY 2015—Q4	200,000	12.02	66,602	52,158	81,240	36.08	1,882

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2015, 2014 and 2013 was 101,015; 81,967; and 84,761, respectively. As of July 31, 2015, there were 3,942,094 shares of common stock issued pursuant to the ESPP and 1,097,943 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 8.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2015, 1,671,530 shares were available for grant under the Plan.

In April 2009, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the April 14, 2009 special meeting of stockholders), approved the grant to each of Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Officer (and then President), of nonqualified stock options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $15.11 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option became exercisable over five years, due to continued service by the executive, with 20% vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option became fully vested due to continued service on April 14, 2014, the fifth anniversary of the date of grant. The total compensation expense recognized by the Company over the five year service period was $26.1 million per grant. The Company recognized no compensation expense in the year ended July 31, 2015, and $7.2 million and $10.2 million for the years ended July 31, 2014 and 2013, respectively, relating to these grants.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $7.5 million and $4.7 million in compensation expenses for these grants in the years ended July 31, 2015 and 2014, respectively.

The following table details stock-based payment compensation expense included in the company’s consolidated statements of income:

	Year Ended July 31,
(In thousands)	2015	2014	2013
General and administrative	$15,938	$19,489	$17,238
Yard operations	2,216	2,610	2,319
Total stock-based payment compensation	$18,154	$22,099	$19,557

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2015 and 2014.

A summary of the status of the Company’s non-vested shares and its activity during the year ended July 31, 2015 was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2014	5,921	$10.39
Grants of non-vested shares	2,891	10.18
Vested	(1,984)	9.83
Forfeitures or expirations	(213)	10.37
Non-vested shares at July 31, 2015	6,615	$10.48

Stock option activity for the year ended July 31, 2015 was as follows:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2014	19,082	$21.64	6.01	$235,734
Grants of options	2,891	35.95
Exercises	(749)	17.11
Forfeitures or expirations	(213)	33.40
Outstanding as of July 31, 2015	21,011	$23.65	5.78	$261,339
Exercisable as of July 31, 2015	14,396	$18.38	4.37	$254,158
Vested and expected to vest as of July 31, 2015	20,542	$23.39	5.72	$260,845

As required by ASC 718, Compensation — Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2015 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2015. The aggregate intrinsic value of options exercised was $13.4 million, $10.5 million and $25.4 million in the years ended July 31, 2015, 2014 and 2013, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2015, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $60.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

average remaining term of 3.78 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2015, 2014 and 2013 was $19.5 million, $15.0 million and $22.9 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2015:

(In thousands, except per share amount)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$12.02–$17.20	10,484	3.61	$15.42	10,464	$15.42
$17.32–$21.05	2,122	4.90	19.83	1,942	19.76
$22.47–$35.45	2,503	8.95	32.29	594	25.21
$35.62–$37.22	5,902	8.61	35.99	1,396	35.71
	21,011	5.78	23.65	14,396	18.38

NOTE 11 — Income Taxes

Income before taxes consisted of the following:

	Year ended July 31,
(In thousands)	2015	2014	2013
U.S.	$286,169	$218,450	$236,118
Non-U.S.	45,900	51,585	40,754
Total income before taxes	$332,069	$270,035	$276,872

Income tax expense (benefit) from continuing operations consisted of the following:

	Year ended July 31,
(In thousands)	2015	2014	2013
Federal:
Current	$95,468	$90,207	$87,484
Deferred	5,841	(9,589)	(1,073)
	101,309	80,618	86,411
State:
Current	1,160	1,912	3,871
Deferred	(86)	(279)	66
	1,074	1,633	3,937
Foreign:
Current	11,062	10,077	9,090
Deferred	(1,159)	(980)	(2,591)
	9,903	9,097	6,499
Income tax expense	$112,286	$91,348	$96,847

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year ended July 31,
(In thousands)	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	1.1	1.1
Foreign rate differential	(1.9)	(2.1)	(1.8)
Compensation and fringe benefits	0.1	0.1	0.1
Other differences	(0.5)	(0.3)	0.6
Effective tax rate	33.8%	33.8%	35.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$992	$1,209
Accrued compensation and benefits	40,391	36,780
State taxes	577	416
Accrued other	3,967	2,962
Deferred revenue	798	1,301
Property and equipment	16,957	18,627
Losses carried forward	4,362	4,312
Federal tax benefit	7,832	10,457
Total gross deferred tax assets	75,876	76,064
Less valuation allowance	(2,650)	(2,210)
Net deferred tax assets	73,226	73,854
Deferred tax liabilities:
Vehicle pooling costs	(7,749)	(7,420)
Prepaid insurance	(890)	(1,950)
Intangibles and goodwill	(37,673)	(33,332)
Total gross deferred tax liabilities	(46,312)	(42,702)
Net deferred tax assets	$26,914	$31,152

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2015	2014
North America current assets	$3,396	$1,803
North America non-current assets	28,856	36,639
Foreign non-current liabilities	(5,338)	(7,290)
Net deferred tax assets	$26,914	$31,152

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2015 and 2014 was $2.7 million and $2.2 million, respectively.

As of July 31, 2015 and 2014, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate was $17.4 million and $18.4 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits:

	July 31,
(In thousands)	2015	2014	2013
Beginning balance	$18,419	$17,178	$16,946
Increases related to current year tax position	3,441	1,805	1,844
Prior year tax positions:
Prior year increase	599	2,997	1,474
Prior year decrease	—	(523)	—
Cash settlement	(225)	—	—
Lapse of statute of limitations	(4,806)	(3,038)	(3,086)
Ending balance	$17,428	$18,419	$17,178

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2015, 2014 and 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.8 million, $5.4 million and $5.9 million, respectively.

The Company is currently under audit by certain taxing authorities in the U.S. for fiscal years 2011 to 2014. The Company is no longer subject to U.S. federal and state income tax examination for fiscal years prior to 2012, except the jurisdictions currently under audit. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

In the years ended July 31, 2015, 2014 and 2013, the Company recognized a tax benefit of $3.0 million, $2.3 million and $6.1 million, respectively, upon the exercise of certain stock options, which was reflected in stockholders’ equity.

The Company has not provided for U.S. federal income and foreign withholding taxes on its $134.0 million foreign subsidiaries’ undistributed earnings as of July 31, 2015, because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company's footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed.

NOTE 12 — Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	July 31,
(In thousands)	2015	2014	2013
Weighted average common shares outstanding	125,914	125,693	124,912
Effect of dilutive securities — stock options	5,511	5,537	4,869
Weighted average common and dilutive potential common shares outstanding	131,425	131,230	129,781

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 5,905,374; 3,684,735; and 298,408 options to purchase the Company’s common stock for the years ended July 31, 2015, 2014, and 2013, respectively, because their inclusion would have been anti-dilutive.

NOTE 13 — Segments and Other Geographic Reporting

The Company’s North American and U.K. regions are considered two separate operating segments, which have been aggregated into one reportable segment because they share similar economic characteristics.

Total revenues by geographic location of the selling facility are summarized in the following table:

	Year ended July 31,
(In thousands)	2015	2014	2013
North America	$914,443	$904,000	$826,030
United Kingdom	209,823	235,245	209,186
Other	21,813	24,244	11,170
Total revenue	$1,146,079	$1,163,489	$1,046,386
International total	$243,199	$269,915	$228,945

Long-lived assets by geographic location are summarized in the following table:

	Year ended July 31,
(In thousands)	2015	2014	2013
North America	$580,691	$551,182	$565,590
United Kingdom	118,958	139,845	102,934
Other	47,174	57,743	44,219
Total long-lived assets	$746,823	$748,770	$712,743
International total	$171,396	$204,076	$151,179

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

The future minimum lease commitments for the next five fiscal years, under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year were as follows:

	Year ended July 31,
(In thousands)	2016	2017	2018	2019	2020	Thereafter	Subtotal	Less Amount Representing Interest	Total
Operating leases	$22,311	$19,734	$17,431	$14,113	$10,895	$71,885	$156,369	$—	$156,369
Capital leases	1,312	37	3	—	—	—	1,352	(28)	1,324

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

Facilities rental expense for the years ended July 31, 2015, 2014 and 2013 were $21.7 million, $26.4 million and $20.6 million, respectively. Yard operations equipment rental expense for the years ended July 31, 2015, 2014 and 2013 were $3.6 million, $3.0 million and $2.8 million, respectively.

Commitments

Letters of Credit

The Company had outstanding letters of credit of $17.5 million at July 31, 2015, which are primarily used to secure certain insurance obligations.

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

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as “KPIT”) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is pursuing its claim for damages, and defending KPIT’s claim for damages.

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

Governmental Proceedings

The Georgia Department of Revenue, or DOR, has conducted a sales and use tax audit of the Company’s operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of their initial audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to collect and remit sales taxes totaling $73.8 million, including penalties and interest. According to the DOR, the proposed assessment was based on its initial determination that the Company's sales did not constitute nontaxable sales for resale.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

The Company subsequently engaged a Georgia law firm and outside tax advisors to review the conduct of its business operations in Georgia, the notice of proposed assessment, and the DOR’s policy position. In particular, the Company’s outside legal counsel provided the Company an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, the Company’s counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that its sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply.

Since the Company's receipt of the notice of proposed assessment, the Company and its counsel have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following the Company's most recent discussions and after additional review of documentation, the DOR provided the Company with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.

On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed the Company's counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges the Company owes the State of Georgia. The Company filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015.

Based on the opinion from the Company’s outside law firm, advice from its outside tax advisors, and the Company's best estimate of a probable outcome, the Company has adequately provided for the payment of any assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of assessment and intends to defend this matter. There can be no assurance that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations and financial position.

NOTE 15 — Guarantees — Indemnifications to Officers and Directors

The Company typically enters into indemnification agreements with its directors and certain of its officers to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of its Board of Directors.

NOTE 16 — Related Party Transactions

The Company leases certain of its facilities from officers and directors of the Company under various lease agreements. Rental payments under these leases totaled $0.8 million, $1.4 million, and $0.4 million for the years ended July 31, 2015, 2014 and 2013, respectively.

During the year ended July 31, 2015 the company purchased three properties previously leased from an executive which totaled $11.9 million. During the year ended July 31, 2014, the Company purchased a property previously leased from an executive for $1.8 million. During the year ended July 31, 2013, the Company purchased one commercial property from an executive who relocated to the corporate headquarters in Dallas, Texas for $1.1 million.

There were no amounts due to or from related parties as of July 31, 2015 and 2014 that are not separately or previously disclosed.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

NOTE 17 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $0.8 million for the years ended July 31, 2015 and 2014, and $0.5 million for the year ended July 31, 2013, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $0.7 million, $0.6 million, and $0.2 million for the years ended July 31, 2015, 2014 and 2013, respectively, related to this plan.

NOTE 18 — Restructuring

The Company relocated its corporate headquarters to Dallas, Texas in 2012. Restructuring costs were as follows:

	Year ended July 31,
(In thousands)	2015	2014	2013
General and Administrative
Severance	$310	$4,598	$978
Relocation	255	491	759
Total general and administrative	$565	$5,089	$1,737
Yard Operations
Relocation	$25	$(28)	$189
Impairment	—	—	—
Total yard operations	$25	$(28)	$189

Severance for the year ended July 31, 2014 included a benefit for the reversal of previously accrued costs as a result of adjusting the severance accrual based upon the Company’s reassessment of its strategy of utilizing a third-party enterprise operating system. See Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

The movements in the severance accrual were as follows:

	Year ended July 31,
(In thousands)	2015	2014
Beginning balance	$1,898	$2,224
Expense	590	4,598
Payments	(1,538)	(4,924)
Ending balance	$950	$1,898

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

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JULY 31, 2015

NOTE 19 — Quarterly Financial Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal quarter
Fiscal year 2015	First	Second	Third	Fourth
Total revenue	$290,386	$276,258	$297,142	$282,293
Gross margin	122,308	114,867	127,417	118,784
Operating income	82,401	80,468	94,767	86,765
Income before income taxes	82,223	80,104	88,296	81,446
Net income	52,615	52,193	57,563	57,412
Basic net income per common share	$0.42	$0.41	$0.46	$0.46
Diluted net income per common share	$0.40	$0.40	$0.44	$0.44

	Fiscal quarter
Fiscal year 2014	First	Second	Third	Fourth
Total revenue	$279,883	$286,434	$309,722	$287,450
Gross margin	107,836	111,546	132,252	116,939
Operating income	64,959	71,484	62,633	75,858
Income before income taxes	64,245	70,588	61,318	73,884
Net income	41,422	45,345	40,877	51,043
Basic net income per common share	$0.33	$0.36	$0.32	$0.41
Diluted net income per common share	$0.32	$0.35	$0.31	$0.39

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	January 10, 2012
3.2		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.2	January 10, 2012
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003,between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
			8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2		Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
4.3		Amendment to Preferred Stock Rights Agreement, as of January 10, 2013, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.3	January 10, 2012
10.1	*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.2	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Registration Statement on Form S-8 (File No. 333-193244), Exhibit No. 4.1	January 9, 2014
10.3	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.4	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.5	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.6	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.7	*	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010
10.8	*	Amendment to Credit Agreement between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.9	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.10	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.11	*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Registrant’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.12	*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Registrant and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.13	*	Executive Officer Employment Agreement between the Registrant and Thomas Wylie, dated September 25, 2008	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 15, 2010
10.14	*	Executive Officer Employment Agreement between the Registrant and Vincent Philips, dated April 12, 2010	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 15, 2010
10.15		Standard Industrial/Commercial single tenant lease-net dated January 3, 2011 between Partnership Health Plan of California and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.21	September 23, 2011
10.16	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.17		Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.18	*	Executive Officer Employment Agreement between the Registrant and John Lindle, dated June 1, 2013	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	September 30, 2013
10.19		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 4, 2014
10.20		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 4, 2014
10.21		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.22	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.23	*
Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 and 1,500,000 shares of the Registrant’s common stock to A. Jayson Adair and Vincent W. Mitz, respectively.
			Registration Statement on Form S-8 (File No. 333-193244), Exhibit No. 4.2	January 9, 2014
10.24	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and A. Jayson Adair.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	June 4, 2015
10.25	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and Vincent W. Mitz.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	June 4, 2015
14.01		Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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