Form 10-Q
period 2015-10-31
COPART INC
filed 2015-11-24
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2015
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from      to
Commission file number: 000-23255
COPART, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)
14185 Dallas Parkway, Suite 300, Dallas, Texas 75254
(Address of principal executive offices, including zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 23, 2015, 120,236,510 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2015

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2015	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$472,916	$456,012
Marketable securities	21,893	—
Accounts receivable, net	231,403	215,696
Vehicle pooling costs	26,632	24,949
Inventories	9,075	8,613
Income taxes receivable	950	6,092
Deferred income taxes	2,055	3,396
Prepaid expenses and other assets	20,732	19,824
Total current assets	785,656	734,582
Property and equipment, net	705,590	700,402
Intangibles, net	16,229	17,857
Goodwill	270,620	271,850
Deferred income taxes	30,636	28,840
Other assets	47,033	46,421
Total assets	$1,855,764	$1,799,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	147,342	147,452
Deferred revenue	3,719	3,724
Income taxes payable	30,444	8,279
Current portion of long-term debt and capital lease obligations	42,421	53,671
Total current liabilities	223,926	213,126
Deferred income taxes	5,194	5,322
Income taxes payable	22,395	21,157
Long-term debt and capital lease obligations, net of discount	584,302	592,135
Other liabilities	3,402	3,748
Total liabilities	839,219	835,488
Commitments and contingencies
Stockholders' equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 180,000,000 shares authorized; 120,230,510 and 120,156,340 shares issued and outstanding, respectively.	12	12
Additional paid-in capital	413,423	407,808
Accumulated other comprehensive loss	(74,740)	(68,793)
Retained earnings	677,850	625,437
Total stockholders' equity	1,016,545	964,464
Total liabilities and stockholders' equity	$1,855,764	$1,799,952

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2015	2014
Service revenues and vehicle sales:
Service revenues	$250,967	$246,597
Vehicle sales	37,871	43,789
Total service revenues and vehicle sales	288,838	290,386
Operating expenses:
Yard operations	135,909	131,005
Cost of vehicle sales	32,068	37,073
General and administrative	34,615	39,907
Total operating expenses	202,592	207,985
Operating income	86,246	82,401

Other (expense) income:
Interest expense	(5,724)	(1,910)
Interest income	211	139
Other income, net	1,027	1,593
Total other expenses	(4,486)	(178)
Income before income taxes	81,760	82,223
Income taxes	29,347	29,608
Net income	$52,413	$52,615

Basic net income per common share	$0.44	$0.42
Weighted average common shares outstanding	120,155	126,217

Diluted net income per common share	$0.42	$0.40
Diluted weighted average common shares outstanding	125,572	131,517
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2015	2014
Comprehensive income, net of tax:
Net income	$52,413	$52,615
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	440	404
Reclassification adjustment of interest rate swaps, net (b)	(219)	(312)
Unrealized gain on available-for-sale securities, net (c)	495	—
Foreign currency translation adjustments	(6,663)	(23,968)
Total comprehensive income	$46,466	$28,739

(a)	Net of tax effect of $(191) and $(228) for the three months ended October 31, 2015 and 2014, respectively.

(b)	Net of tax effect of $122 and $176 for the three months ended October 31, 2015 and 2014, respectively.

(c)	Net of tax effect of $279 for the three months ended October 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net Income	$52,413	$52,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,562	13,967
Allowance for doubtful accounts	1,032	113
Equity in losses of unconsolidated affiliates	158	—
Stock-based payment compensation	5,414	4,366
Excess tax benefit from stock-based payment compensation	(197)	(361)
Gain on sale of property and equipment	(60)	(261)
Deferred income taxes	(870)	(1,295)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,910)	(9,004)
Vehicle pooling costs	(1,741)	825
Inventories	(511)	(553)
Prepaid expenses and other current assets	(1,115)	633
Other assets	(1,036)	2,586
Accounts payable and accrued liabilities	77	(79)
Deferred revenue	(5)	(353)
Income taxes receivable	5,333	2,236
Income taxes payable	23,483	18,434
Other liabilities	(433)	(503)
Net cash provided by operating activities	76,594	83,366
Cash flows from investing activities:
Purchases of property and equipment	(20,167)	(23,388)
Proceeds from sale of property and equipment	343	472
Proceeds from sale of assets held for sale	100	217
Purchases of marketable securities	(21,119)	—
Net cash used in investing activities	(40,843)	(22,699)
Cash flows from financing activities:
Proceeds from the exercise of stock options	368	1,931
Excess tax benefit from stock-based payment compensation	197	361
Repurchases of common stock	—	(1,121)
Principal payments on long-term debt	(18,750)	(18,750)
Net cash used in financing activities	(18,185)	(17,579)
Effect of foreign currency translation	(662)	(3,272)
Net increase in cash and cash equivalents	16,904	39,816
Cash and cash equivalents at beginning of period	456,012	158,668
Cash and cash equivalents at end of period	$472,916	$198,484
Supplemental disclosure of cash flow information:
Interest paid	$5,723	$1,910
Income taxes paid, net of refunds	$1,292	$10,030

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2015
(Unaudited)
NOTE 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, and vehicle rental companies. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, and India, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of October 31, 2015 and July 31, 2015, its consolidated statements of income and comprehensive income for the three months ended October 31, 2015 and 2014, and its cash flows for the three months ended October 31, 2015 and 2014. Interim results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2016. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include but are not limited to, vehicle pooling costs; self-insured reserves; allowance for doubtful accounts; income taxes; revenue recognition; stock-based payment compensation; purchase price allocations; long-lived asset and goodwill impairment calculations; and contingencies. Actual results could differ from these estimates.
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
The Company applies the provisions of accounting guidance for subsequent measurement of inventory to its vehicle pooling costs. The provision requires that items such as idle facility expenses, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criteria of “abnormal” as provided in the guidance. In addition, the guidance requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities.
Foreign Currency Translation
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, and Euro are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(49,518)
Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(6,663)
Cumulative loss on foreign currency translation as of October 31, 2015	$(75,173)

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
Marketable Securities
Marketable securities consist of marketable equity securities and are classified as available-for-sale and stated at fair value. The cost basis of the marketable securities is based on the specific identification method. Unrealized gains or losses relating to available-for-sale securities are recorded in accumulated other comprehensive income, net of income taxes. Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of available-for-sale securities are included in other income. As of October 31, 2015 the cost basis of the marketable securities was $21.1 million with a fair value of $21.9 million, resulting in an unrealized gain, net of tax of $0.5 million recorded in other comprehensive income.
Other Assets
Other assets consist of long-term deposits, contracted prepayments, notes receivable, and investments in unconsolidated affiliates. In accordance with ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for investments in joint ventures and other unconsolidated entities if the Company has the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, the Company records the initial investment in an entity at cost and subsequently adjusts the investment for the Company's share of the affiliate's undistributed earnings (losses) and distributions recorded in other income. The Company reviews the carrying amount of the investments in unconsolidated affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If the Company determines an investment is impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying amount is recorded.
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
The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of October 31, 2015 and July 31, 2015, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 – Long-Term Debt, Note 6 – Fair Value Measures, and Note 13 – Acquisitions.
Derivatives and Hedging
The Company has entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable interest rate debt, and the swaps are designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Note 4 – Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss.

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
Total gross capitalized software as of October 31, 2015 and July 31, 2015 was $66.3 million and $65.1 million, respectively. Accumulated amortization expense related to software as of October 31, 2015 and July 31, 2015 totaled $43.7 million and $42.6 million, respectively.
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
Credit Agreement
On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing, or at October 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds are being used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.
The Term Loan, which as of October 31, 2015, had $225.0 million outstanding, amortizes $18.8 million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.
The Revolving Loan Facility and Term Loan under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0%

depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2015 on the Company’s variable interest rate debt was the one month LIBOR rate of 0.19% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2015, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2015.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2015.
Note Purchase Agreement
On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the Purchasers) $400.0 million in aggregate principal amount of senior secured notes (Senior Notes) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement are being used for general corporate purposes.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2015.
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

NOTE 4 – Derivatives and Hedging
The Company has entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps are a designated effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, the Company measures hedge effectiveness using the “hypothetical derivative method” and records in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.3 million and $0.5 million for the three months ended October 31, 2015 and 2014, respectively, out of other comprehensive income into interest expense.
The hedge provided by the swaps could prove to be ineffective for a number of reasons, including early retirement of the variable interest rate debt, as is allowed under the variable interest rate debt, or in the event the counterparty to the interest rate swaps is determined in the future to not be creditworthy. The Company has no plans for early retirement of the Term Loan.
The interest rate swaps are classified within Level II of the fair value hierarchy as the derivatives are valued using observable inputs. The Company determines fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs are placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. As of October 31, 2015 and July 31, 2015, the Company’s fair value of the interest rate swaps were $0.2 million and $0.4 million, respectively, and were classified as other liabilities in the consolidated balance sheets.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2015	July 31, 2015
Amortized intangibles:
Covenants not to compete	$1,670	$1,691
Supply contracts & customer relationships	27,282	27,506
Trade name	5,133	5,129
Licenses and databases	2,491	2,498
Accumulated amortization	(20,347)	(18,967)
Net intangibles	$16,229	$17,857
Aggregate amortization expense on amortizable intangible assets was $1.5 million and $1.9 million for the three months ended October 31, 2015 and 2014, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2015	$271,850
Effect of foreign currency exchange rates	(1,230)
Balance as of October 31, 2015	$270,620

NOTE 6 – Fair Value Measures
The following table summarizes the fair value of the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	October 31, 2015			July 31, 2015
(In thousands)	Fair Value Total	Observable Inputs (Level I)	Significant Observable Inputs (Level II)	Fair Value Total	Observable Inputs (Level I)	Significant Observable Inputs (Level II)
Assets
Cash equivalents	2,542	—	2,542	2,121	—	2,121
Marketable equity securities	21,893	21,893	—	—	—	—
Total Assets	24,435	21,893	2,542	2,121	—	2,121
Liabilities
Long-term variable rate debt, including current portion	225,000	—	225,000	243,750	—	243,750
Long-term fixed rate debt, including current portion	404,805	—	404,805	403,375	—	403,375
Interest rate swap derivative	156	—	156	446	—	446
Total Liabilities	629,961	—	629,961	647,571	—	647,571

During the three months ended October 31, 2015, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Description of Business and Summary of Significant Accounting Policies, Note 3 – Long-Term Debt, Note 4 – Derivatives and Hedging, and Note 13 – Acquisitions.
NOTE 7 – Net Income Per Share
The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2015	2014
Weighted average common shares outstanding	120,155	126,217
Effect of dilutive securities - stock options	5,417	5,300
Weighted average common and dilutive potential common shares outstanding	125,572	131,517
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 7,676,298 and 5,111,371 stock options for the three months ended October 31, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.
NOTE 8 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2015:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2015	21,011	$23.65	5.78	$261,339
Grants of options	10	34.94
Exercises	(31)	12.02
Forfeitures or expirations	(1)	35.45
Outstanding as of October 31, 2015	20,989	$23.67	5.54	$264,104
Exercisable as of October 31, 2015	14,802	$18.79	4.22	$257,895

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 19,799,832 at October 31, 2015.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three months ended October 31,
(In thousands)	2015	2014
General and administrative	$4,728	$3,820
Yard operations	686	546
Total stock-based payment compensation	$5,414	$4,366
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company's Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a "change in control" for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without "cause." The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $1.9 million in compensation expenses for these grants in the three months ended October 31, 2015 and 2014.
NOTE 9 – Common Stock Repurchases
On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any common stock under the program during the three months ended October 31, 2015 or 2014. As of October 31, 2015, the total number of shares repurchased under the program was 50,518,282, and 47,481,718 shares were available for repurchase under the program.
In fiscal 2015, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $1.1 million for the three months ended October 31, 2014 to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.
The stock options exercised by certain employees and executive officers through cashless exercises are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Tax Withholdings (in 000s)
FY 2015—Q1	201,333	$19.59	124,621	35,416	41,296	$31.65	$1,121
FY 2015—Q3	139,690	$20.27	76,021	20,656	43,013	$37.27	$770
FY 2015—Q4	200,000	$12.02	66,602	52,158	81,240	$36.08	$1,882
(1) Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company's stock repurchase program.
No stock options were exercised by certain employees and executive officers through cashless exercises during the three months ended January 31, 2015 and October 31, 2015.

NOTE 10 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
As of October 31, 2015, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $22.4 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2011 and 2013. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of October 31, 2015 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S.: (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company's footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.
NOTE 11 – Recent Accounting Pronouncements
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for annual and interim periods beginning after December 15, 2015. The Company’s adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated results of operations and financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. ASU 2014-09 allows adoption with either retrospective application to each period presented or retrospective application with the cumulative effect recognized as of the date of initial application. The Company has not determined the potential effects of implementing ASU 2014-09 on the consolidated financial statements.

NOTE 12 – Legal Proceedings
The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which the Company is a party, or of which any of the Company’s property is subject, include the following matters.
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is pursuing its claim for damages, and defending KPIT’s claim for damages.
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
NOTE 13 – Acquisitions
During the year ended July 31, 2014, the Company acquired one facility in Montreal, Canada; a salvage vehicle auction business in Brazil, which did not include any facilities; as well as the assets of an online marketing company, which included the rights to hundreds of web domains including www.cashforcars.com and www.cash4cars.com.
During the year ended July 31, 2015, the purchase price allocations for the assets of the online marketing company and the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $0.8 million, primarily related to a $0.9 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the three months ended October 31, 2015.
These acquisitions were undertaken because of their strategic fit and have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company's consolidated financial statements. Goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired these businesses; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill that arose from these acquisitions was within Level III of the fair value hierarchy as it was valued using unobservable inputs. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances. When a determination is made to classify items within Level III of the fair value hierarchy, the evaluation is based upon the significance of the unobservable inputs to the overall fair value measurement. Due to the limitation of goodwill asset market values or pricing information, the determination of fair value of the goodwill asset is inherently more difficult. Goodwill is not amortized for financial reporting purposes but could be amortizable for tax purposes. The intangible assets that arose from these acquisitions were also within Level III of the fair value hierarchy as it was valued using unobservable inputs, primarily from utilizing the Multi-Period Excess Earnings Method (MPEEM) model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Intangible assets acquired include covenants not to compete, supply contracts, customer relationships, trade names, licenses and databases and software with a useful life ranging from three to eight years.
These acquisitions did not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated results of operations and financial position since the acquisition dates.
NOTE 14 – Subsequent Events
On November 24, 2015, the Company initiated a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of its common stock at a price not greater than $41.00 nor less than $38.00 per share. Assuming 7,317,073 shares are repurchased at the maximum price of $41.00 per share in the tender offer, the Company will repurchase a total of $300.0 million of its common stock in the tender offer. The Company's directors and executive officers are expressly prohibited from participating in the tender offer by the board of directors under the Company's Insider Trading Policy. The shares to be purchased as a result of the tender offer are not part of the Company's stock repurchase program.

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
Overview
We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, and India. We also provide vehicle remarketing services in Germany and Spain.
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
In the U.S. and Canada (North America), Brazil, the U.A.E., Oman, Bahrain, and India, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
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

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as over 50% of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; (iii) the mix of cars sold, as insurance company cars on average command a lower average selling price than non-insurance cars; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. We also cannot predict the future movements of these influences. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles and ultimately on service revenue. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.5 years in 2015. Contrary to what movements in these factors would indicate, recent used car values have increased. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.
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
Other Income and Expense: Other income primarily includes income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt.
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
Recent Developments
On November 24, 2015, we initiated a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. Assuming 7,317,073 shares are repurchased at the maximum price of $41.00 per share in the tender offer, we will repurchase a total of $300.0 million of our common stock in the tender offer. Our directors and executive officers are expressly prohibited from participating in the tender offer by the board of directors under our Insider Trading Policy. The shares to be purchased as a result of the tender offer are not part of our stock repurchase program.
Acquisitions and New Operations
As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in North America, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain and India, with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth facilities that we have acquired or opened from August 1, 2014 through October 31, 2015:

Locations	Acquisitions or Greenfield	Date	Geographic Service Area
Manama, Bahrain	Greenfield	May 2015	Bahrain
Muscat, Oman	Greenfield	June 2015	Oman
Moncton, New Brunswick	Greenfield	July 2015	Canada
Sonepat, Haryana	Greenfield	October 2015	India
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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
(In percentages)	2015	2014
Service revenues and vehicle sales:
Service revenues	87%	85%
Vehicle sales	13%	15%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	47%	45%
Cost of vehicle sales	11%	13%
General and administrative	12%	14%
Total operating expenses	70%	72%
Operating income	30%	28%
Other (expense) income:	(2)%	—%
Income before income taxes	28%	28%
Income taxes	10%	10%
Net income	18%	18%

Comparison of the Three Months Ended October 31, 2015 and 2014
The following table presents a comparison of service revenues and vehicle sales for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
(In thousands)	2015	2014	Change	% Change
Service revenues	$250,967	$246,597	$4,370	1.8%
Vehicle sales	37,871	43,789	(5,918)	(13.5)%
Total service revenues and vehicle sales	$288,838	$290,386	$(1,548)	(0.5)%
Service Revenues. The increase in service revenues during the three months ended October 31, 2015 of $4.4 million, or 1.8% as compared to the same period last year came from (i) growth in North America of $5.0 million; and (ii) growth in the U.K. of $0.5 million; partially offset by (iii) a decline in our other international markets of $1.1 million. The growth in North America was driven primarily by increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices, the strengthening of the U.S. dollar against foreign currencies, and a change in mix of vehicles sold. The increase in volume in North America came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency. Excluding a detrimental impact of $1.7 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $2.2 million was driven primarily by increased volume as we increased our market share and a marginal increase in revenue per car. Excluding a detrimental impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real to U.S. dollar exchange rate, the growth in our other international markets was $0.3 million.
Vehicle Sales. The decrease in vehicle sales for the three months ended October 31, 2015 of $5.9 million, or 13.5% as compared to the same period last year came from (i) a decline in the U.K. of $5.2 million; and (ii) a decline in North America of $0.9 million; partially offset by (iii) growth in our other international markets of $0.2 million. The decline in the U.K. was primarily the result of lower average auction selling prices driven by decreased insurance volume and increased open market purchase activity from the general public and included a $1.5 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate. The decline in North America was primarily the result of lower average auction selling prices, which we believe is due to lower commodity prices. The growth in our other international markets was driven primarily by increased volume.
The following table summarizes operating expenses, total other expenses and income taxes for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
(In thousands)	2015	2014	Change	% Change
Operating expenses:
Yard operations	$127,564	$122,145	$5,419	4.4%
Yard depreciation and amortization	8,345	8,860	(515)	(5.8)%
Total yard operations expense	135,909	131,005	4,904	3.7%

Cost of vehicle sales	32,068	37,073	(5,005)	(13.5)%

General and administrative	31,439	37,037	(5,598)	(15.1)%
General and administrative depreciation and amortization	3,176	2,870	306	10.7%
Total general and administrative	34,615	39,907	(5,292)	(13.3)%
Total operating expenses	$202,592	$207,985	$(5,393)	(2.6)%

Total other expenses	$(4,486)	$(178)	$(4,308)	2,420.2%
Income taxes	29,347	29,608	(261)	(0.9)%

Yard Operations Expense. The increase in yard operations expense for the three months ended October 31, 2015 of $4.9 million, or 3.7% as compared to the same period last year came primarily from (i) growth in North America of $5.1 million; and (ii) growth in our other international markets of $0.1 million; partially offset by (ii) a decline in the U.K. of $0.3 million. The growth in North America was driven primarily by increased volume and a marginal increase in the cost to process each car. Excluding the beneficial impact of $1.0 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. was driven by increased volume, partially offset by a marginal decrease in the cost to process each car. The decrease in yard depreciation and amortization expenses for the three months ended October 31, 2015 as compared to the same period last year resulted primarily from certain assets becoming fully amortized in North America.
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended October 31, 2015 of $5.0 million, or 13.5% as compared to the same period last year came primarily from (i) a decline in the U.K. of $4.9 million, which included the beneficial impact of the change in the British pound to U.S. dollar exchange rate of $1.1 million; and (ii) a decline in North America of $0.3 million; partially offset by (iii) an increase in our other international markets of $0.2 million. The decline in the U.K. resulted from decreased volume from insurance sellers and lower average purchase prices, driven by decreased insurance volume and increased open market purchase activity from the general public.
General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended October 31, 2015 of $5.3 million, or 13.3% as compared to the same period last year came primarily from (i) a decrease in North America of $5.1 million as a result of decreased expenditures on technology development; partially offset by (ii) an increase in stock-based payment compensation. The increase in depreciation and amortization expenses for the three months ended October 31, 2015 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in North America.
Other (Expense) Income. The increase in total other expenses for the three months ended October 31, 2015 of $4.3 million, or 2,420.2% as compared to the same period last year was primarily due to an increase in interest expense of $3.8 million as a result of the additional long-term debt issued in December 2014 and decreased currency gains in the U.K. of $0.5 million. See Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt.
Income Taxes. Our effective income tax rates were 35.9% and 36.0% for the three months ended October 31, 2015 and 2014.
Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2015 and July 31, 2015 and for the three months ended October 31, 2015 and 2014, respectively:

(In thousands)	October 31, 2015	July 31, 2015	Change	% Change
Cash and cash equivalents	$472,916	$456,012	$16,904	3.7%
Marketable securities	21,893	—	21,893	100.0%
Working capital	561,730	521,456	40,274	7.7%

	Three Months Ended October 31,
(In thousands)	2015	2014	Change	% Change
Operating cash flows	$76,594	$83,366	$(6,772)	-8.1%
Investing cash flows	(40,843)	(22,699)	(18,144)	79.9%
Financing cash flows	(18,185)	(17,579)	(606)	3.4%

Capital expenditures	$(20,167)	$(23,388)	$3,221	-13.8%
Principal payments on long-term debt	(18,750)	(18,750)	—	—%
Cash and cash equivalents, marketable securities, and working capital increased at October 31, 2015 as compared to July 31, 2015 primarily due to cash generated from operations, partially offset by capital expenditures and payments on long-term debt. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.

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
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $1.0 to $30.0 million, depending on size, location and developmental infrastructure requirements.
As of October 31, 2015, $95.9 million of the $472.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Net cash provided by operating activities decreased for the three months ended October 31, 2015 as compared to the same period in 2014 due to changes in operating assets and liabilities, partially offset by improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses. The change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $7.9 million and an increase in other assets of $3.6 million, partially offset by an increase in income taxes payable of $5.0 million.
Net cash used in investing activities increased for the three months ended October 31, 2015 as compared to the same period in 2014 due primarily to purchases of marketable securities, partially offset by a decrease in capital expenditures.
Net cash used in financing activities increased for the three months ended October 31, 2015 as compared to the same period in 2014 due primarily to a decrease in proceeds from the exercise of stock options, partially offset by a decrease in repurchases of common stock. See Notes to Unaudited Consolidated Financial Statements, Note 9 – Common Stock Repurchases.
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
Credit Agreement
On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was drawn at closing, or at April 30, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds are being used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.
The Term Loan, which as of October 31, 2015, had $225.0 million outstanding, amortizes $18.8 million million each quarter beginning December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.
The Revolving Loan Facility and Term Loan under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2015 on our variable interest rate debt was the one month LIBOR rate of 0.19% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2015, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2015.
Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and the assets of the subsidiary guarantors pursuant to a Security Agreement, dated December 3, 2014, among us, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of October 31, 2015.
Note Purchase Agreement
On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the Purchasers) $400.0 million in aggregate principal amount of senior secured notes (Senior Notes) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement are being used for general corporate purposes.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2015.
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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the SEC on September 25, 2015. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Description of Business and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Part I., Item I., “Financial Statements.”
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 11 – Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of October 31, 2015, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the SEC on September 25, 2015.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to threats of litigation and are involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, and handling or disposal of vehicles. The material pending legal proceedings to which we are party, or of which our property is subject, include the following matters.
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are pursuing our claim for damages, and defending KPIT’s claim for damages.
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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
No single customer accounted for more than 10% of our revenue during the three months ended October 31, 2015. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside North America, including recent expansions in Europe, Brazil, the Middle East, and India expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside of North America into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.
We first expanded our operations outside North America in fiscal 2008 with a significant acquisition in the U.K. followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, and expansion into India in fiscal 2016. In addition, we continue to evaluate acquisitions and other opportunities outside North America. Acquisitions or other strategies to expand our operations outside North America pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.
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
• the need to comply with complex foreign and U.S. laws and regulations that apply to our international operations;

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
During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and are now pursuing an internally developed proprietary solution in its place. The transition of our enterprise operating system carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our new internally developed proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our new internally developed proprietary system with our expansion into India in fiscal 2016.
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
Our business is subject to a variety of domestic and international laws and other obligations regarding privacy and data protection.
We are subject to federal, state and international laws, directives, and regulation relating to the collection, use, retention, disclosure, security and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. For example, in October 2015, a European court decision invalidated the U.S.-EU Safe Harbor framework which allowed us and other companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the U.S. We may find it necessary or desirable to modify our data handling practices as a result of this court decision, and it may serve as a basis for our personal data handling practices to be challenged or otherwise adversely impact our business. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.

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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2013, we acquired new facilities in Sao Paulo, Brazil; the U.A.E.; Ettlingen, Germany; Cordoba, Spain; and in North America. In fiscal 2014, we acquired a facility in Montreal, Canada. In fiscal 2015, we opened new facilities in Bahrain, Oman and Moncton, Canada. In fiscal 2016 we opened a new facility in India. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in North America, Brazil, U.A.E., Oman, Bahrain, and India. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 19.5% of our common stock as of October 31, 2015. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of driverless cars, could have a material impact on revenue growth. In addition, under our Percentage Incentive Program contracts, or PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in tow rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent years, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of October 31, 2015, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $270.6 million.
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
Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, and Euro could adversely affect our consolidated results of operations and financial position.

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

10.26
Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw (incorporated by reference herein to Exhibit 10.26 of the Registrant's Current Report on Form 8-K filed with the SEC on November 23, 2015 (File No. 000-23255))

10.27	Executive Officer Employment Agreement, effective August 1, 2014, between the Registrant and Rama Prasad.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Accounting Officer and duly Authorized Officer)
Date: November 24, 2015