Form 10-Q
period 2016-01-31
COPART INC
filed 2016-02-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of February 24, 2016, 112,000,958 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2016

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$141,416	$456,012
Marketable securities	17,465	—
Accounts receivable, net	281,227	215,696
Vehicle pooling costs	29,694	24,949
Inventories	9,458	8,613
Income taxes receivable	7,734	6,092
Deferred income taxes	685	3,396
Prepaid expenses and other assets	19,179	19,824
Total current assets	506,858	734,582
Property and equipment, net	744,224	700,402
Intangibles, net	14,408	17,857
Goodwill	264,128	271,850
Deferred income taxes	31,432	28,840
Other assets	43,314	46,421
Total assets	$1,604,364	$1,799,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	147,839	147,452
Deferred revenue	5,478	3,724
Income taxes payable	12,629	8,279
Current portion of long-term debt, revolving loan facility, and capital lease obligations	99,171	53,671
Total current liabilities	265,117	213,126
Deferred income taxes	4,868	5,322
Income taxes payable	23,696	21,157
Long-term debt and capital lease obligations, net of discount	576,501	592,135
Other liabilities	2,782	3,748
Total liabilities	872,964	835,488
Commitments and contingencies
Stockholders' equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 111,999,458 and 120,156,340 shares issued and outstanding, respectively.	11	12
Additional paid-in capital	394,002	407,808
Accumulated other comprehensive loss	(103,071)	(68,793)
Retained earnings	440,458	625,437
Total stockholders' equity	731,400	964,464
Total liabilities and stockholders' equity	$1,604,364	$1,799,952

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2016	2015	2016	2015
Service revenues and vehicle sales:
Service revenues	$260,417	$238,508	$511,384	$485,128
Vehicle sales	39,289	37,750	77,160	81,516
Total service revenues and vehicle sales	299,706	276,258	588,544	566,644
Operating expenses:
Yard operations	140,965	129,273	276,874	260,278
Cost of vehicle sales	34,127	32,118	66,195	69,191
General and administrative	32,529	34,399	67,144	74,306
Total operating expenses	207,621	195,790	410,213	403,775
Operating income	92,085	80,468	178,331	162,869

Other (expense) income:
Interest expense	(5,570)	(4,688)	(11,294)	(6,598)
Interest income	602	183	813	322
Other income, net	4,435	4,141	5,462	5,734
Total other expenses	(533)	(364)	(5,019)	(542)
Income before income taxes	91,552	80,104	173,312	162,327
Income taxes	32,589	27,911	61,936	57,519
Net income	$58,963	$52,193	$111,376	$104,808

Basic net income per common share	$0.50	$0.41	$0.94	$0.83
Weighted average common shares outstanding	117,306	126,300	118,731	126,258

Diluted net income per common share	$0.48	$0.40	$0.90	$0.80
Diluted weighted average common shares outstanding	122,908	131,872	124,240	131,694
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2016	2015	2016	2015
Comprehensive income, net of tax:
Net income	$58,963	$52,193	$111,376	$104,808
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	163	545	603	949
Reclassification adjustment of interest rate swaps, net (b)	(101)	(294)	(320)	(606)
Unrealized loss on available-for-sale securities, net (c)	(4,146)	—	(3,651)	—
Foreign currency translation adjustments	(24,247)	(22,840)	(30,910)	(46,808)
Total comprehensive income	$30,632	$29,604	$77,098	$58,343

(a)
Net of tax effect of $(151) and $(299) for the three months ended January 31, 2016 and 2015, respectively. Net of tax effect of $(342) and $(526) for the six months ended January 31, 2016 and 2015, respectively.

(b)
Net of tax effect of $56 and $157 for the three months ended January 31, 2016 and 2015, respectively. Net of tax effect of $178 and $332 for the six months ended January 31, 2016 and 2015, respectively.

(c)	Net of tax effect of $(282) for the three months ended January 31, 2016. Net of tax effect of $(3) for the six months ended January 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$111,376	$104,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,294	25,367
Allowance for doubtful accounts	1,270	(242)
Equity in losses of unconsolidated affiliates	483	—
Stock-based payment compensation	10,800	8,870
Excess tax benefit from stock-based payment compensation	(241)	(534)
Gain on sale of property and equipment	(106)	(457)
Deferred income taxes	(106)	(2,317)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(68,683)	(40,908)
Vehicle pooling costs	(5,139)	(2,125)
Inventories	(1,310)	(1,226)
Prepaid expenses and other current assets	(216)	1,747
Other assets	448	5,368
Accounts payable and accrued liabilities	3,702	(4,173)
Deferred revenue	1,810	351
Income taxes receivable	(1,410)	(4,938)
Income taxes payable	7,897	103
Other liabilities	(789)	(811)
Net cash provided by operating activities	83,080	88,883
Cash flows from investing activities:
Purchases of property and equipment	(77,763)	(39,459)
Proceeds from sale of property and equipment	296	525
Proceeds from sale of assets held for sale	100	217
Purchases of marketable securities	(21,119)	—
Net cash used in investing activities	(98,486)	(38,717)
Cash flows from financing activities:
Proceeds from the exercise of stock options	944	2,303
Excess tax benefit from stock-based payment compensation	241	534
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,640	1,495
Repurchases of common stock	(325,000)	(1,121)
Proceeds from the issuance of long-term debt, net of discount	—	698,939
Proceeds from revolving loan facility, net of repayments	68,000	—
Debt offering costs	—	(955)
Principal payments on long-term debt	(37,500)	(312,500)
Net cash (used in) provided by financing activities	(291,675)	388,695
Effect of foreign currency translation	(7,515)	(7,163)
Net (decrease) increase in cash and cash equivalents	(314,596)	431,698
Cash and cash equivalents at beginning of period	456,012	158,668
Cash and cash equivalents at end of period	$141,416	$590,366
Supplemental disclosure of cash flow information:
Interest paid	$11,294	$3,788
Income taxes paid, net of refunds	$55,413	$64,432

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2016
(Unaudited)
NOTE 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies, as well as cars sourced from the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, and India, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account, and as an agent. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the parent company and its domestic and foreign wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of January 31, 2016 and July 31, 2015, its consolidated statements of income and comprehensive income for the three and six months ended January 31, 2016 and 2015, and its cash flows for the six months ended January 31, 2016 and 2015. Interim results for the six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2016. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(49,518)
Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(30,910)
Cumulative loss on foreign currency translation as of January 31, 2016	$(99,420)

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
Marketable Securities
Marketable securities consist of marketable equity securities and are classified as available-for-sale and stated at fair value. The cost basis of the marketable securities is based on the specific identification method. Unrealized gains or losses relating to available-for-sale securities are recorded in accumulated other comprehensive income, net of income taxes. Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of available-for-sale securities are included in other income. As of January 31, 2016, the cost basis of the marketable securities was $21.1 million with a fair value of $17.5 million, resulting in an unrealized loss, net of tax of $3.6 million recorded in other comprehensive income.
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
The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities, and revolving loan facility approximated their fair values as of January 31, 2016 and July 31, 2015, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, Note 5 – Fair Value Measures, and Note 12 – Acquisitions.

Derivatives and Hedging
The Company had entered into two interest rate swaps to eliminate interest rate risk on the Company’s variable interest rate debt, and the swaps were designated as effective cash flow hedges under ASC 815, Derivatives and Hedging. See Note 3 – Derivatives and Hedging. Each quarter, the Company measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The interest rate swaps expired in December 2015.
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
Total gross capitalized software as of January 31, 2016 and July 31, 2015 was $70.5 million and $65.1 million, respectively. Accumulated amortization expense related to software as of January 31, 2016 and July 31, 2015 totaled $45.6 million and $42.6 million, respectively.
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
NOTE 2 – Long-Term Debt
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
Credit Agreement
On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was outstanding at July 31, 2015 and $68.0 million was outstanding at January 31, 2016 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds are being used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.
The Term Loan, which as of January 31, 2016, had $206.3 million outstanding, amortized $18.8 million each quarter during December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.

The Revolving Loan Facility and Term Loan under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2016 on the Company’s variable interest rate debt was the one month LIBOR rate of 0.43% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2016, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $68.0 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2016 and none were outstanding at July 31, 2015.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2016.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2016.
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

NOTE 3 – Derivatives and Hedging
The Company had entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps were designated effective cash flow hedges under ASC 815, Derivatives and Hedging. Each quarter, the Company measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The Company has reclassified $0.2 million and $0.4 million for the three months ended January 31, 2016 and 2015, respectively, and $0.5 million and $0.9 million for the six months ended January 31, 2016 and 2015, respectively, out of other comprehensive income into interest expense.
The interest rate swaps were classified within Level II of the fair value hierarchy as the derivatives were valued using observable inputs. The Company determined fair value of the derivative utilizing observable market data of swap rates and basis rates. These inputs were placed into a pricing model using a discounted cash flow methodology in order to calculate the mark-to-market value of the interest rate swaps. The interest rate swaps expired in December 2015. As of July 31, 2015, the Company’s fair value of the interest rate swaps was $0.4 million and was classified as other liabilities in the consolidated balance sheets.
NOTE 4 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2016	July 31, 2015
Amortized intangibles:
Covenants not to compete	$1,663	$1,691
Supply contracts & customer relationships	26,459	27,506
Trade name	5,097	5,129
Licenses and databases	2,470	2,498
Accumulated amortization	(21,281)	(18,967)
Net intangibles	$14,408	$17,857
Aggregate amortization expense on amortizable intangible assets was $1.5 million and $1.7 million for the three months ended January 31, 2016 and 2015, respectively, and $3.0 million and $3.6 million for the six months ended January 31, 2016 and 2015, respectively,
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2015	$271,850
Effect of foreign currency exchange rates	(7,722)
Balance as of January 31, 2016	$264,128

NOTE 5 – Fair Value Measures
The following table summarizes the fair value of the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	January 31, 2016			July 31, 2015
(In thousands)	Fair Value Total	Observable Inputs (Level I)	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$2,584	$—	$2,584	$2,121	$2,121
Marketable equity securities	17,465	17,465	—	—	—
Total Assets	$20,049	$17,465	$2,584	$2,121	$2,121
Liabilities
Long-term variable rate debt, including current portion	$206,250	$—	$206,250	$243,750	$243,750
Long-term fixed rate debt, including current portion	411,751	—	411,751	403,375	403,375
Revolving loan facility	68,000	—	68,000	—	—
Interest rate swap derivative	—	—	—	446	446
Total Liabilities	$686,001	$—	$686,001	$647,571	$647,571

During the six months ended January 31, 2016, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Description of Business and Summary of Significant Accounting Policies, Note 2 – Long-Term Debt, Note 3 – Derivatives and Hedging, and Note 12 – Acquisitions.
NOTE 6 – Net Income Per Share
The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2016	2015	2016	2015
Weighted average common shares outstanding	117,306	126,300	118,731	126,258
Effect of dilutive securities - stock options	5,602	5,572	5,509	5,436
Weighted average common and dilutive potential common shares outstanding	122,908	131,872	124,240	131,694
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 7,750,598 and 5,104,400 stock options for the three months ended January 31, 2016 and 2015, respectively, and 7,713,448 and 5,148,374 shares for the six months ended January 31, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
NOTE 7 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2016:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2015	21,011	$23.65	5.78	$261,339
Grants of options	370	38.50
Exercises	(100)	17.42
Forfeitures or expirations	(57)	35.88
Outstanding as of January 31, 2016	21,224	$23.91	5.37	$223,358
Exercisable as of January 31, 2016	15,204	$19.24	4.09	$221,706

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 13,324,066 at January 31, 2016.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2016	2015	2016	2015
General and administrative	$4,710	$3,955	$9,438	$7,775
Yard operations	676	549	1,362	1,095
Total stock-based payment compensation	$5,386	$4,504	$10,800	$8,870
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company's Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a "change in control" for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without "cause." The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $3.8 million in compensation expenses for these grants in the six months ended January 31, 2016 and 2015.
NOTE 8 – Common Stock Repurchases
On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any common stock under the program during the six months ended January 31, 2016 or 2015. As of January 31, 2016, the total number of shares repurchased under the program was 50,518,282, and 47,481,718 shares were available for repurchase under the program.
On December 30, 2015, the Company completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of its common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 8,333,333 shares of its common stock at a purchase price of $39.00 per share for a total value of $325.0 million. The Company's directors and executive officers did not participate in the tender offer. The shares repurchased as a result of the tender offer are not part of the Company's stock repurchase program.
In fiscal 2015, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $1.1 million for the six months ended January 31, 2015 to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

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
No stock options were exercised by certain employees and executive officers through cashless exercises during the three months ended January 31, 2015, October 31, 2015, and January 31, 2016.
NOTE 9 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
As of January 31, 2016, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $23.7 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of January 31, 2016 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company's footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.
NOTE 10 – Recent Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet, rather than separating deferred taxes into current and non-current amounts. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and can be adopted prospectively or retrospectively; however, early adoption is permitted. The Company’s adoption of ASU 2015-17 will not have a material impact on the Company’s consolidated results of operations and financial position.
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
Since the Company's receipt of the notice of proposed assessment, the Company and its counsel have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following the Company's discussions and after additional review of documentation, the DOR provided the Company with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.
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
During the year ended July 31, 2015, the purchase price allocations for the assets of the online marketing company and the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $0.8 million, primarily related to a $0.9 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the six months ended January 31, 2016.
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

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as over 50% of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. We also cannot predict the future movements of these influences. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles and ultimately on service revenue. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including the used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.5 years in 2015. Contrary to what movements in these factors would indicate, used car values have remained stable over the last twelve months. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.
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
Other Income and Expense: Other income primarily includes income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt.
Liquidity and Cash Flows: Our primary source of working capital is cash operating results and debt financing. The primary source of our liquidity is our cash and cash equivalents. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) increased volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; and (xi) contract mix to the extent applicable. These factors are further discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.
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
Results of Tender Offer
On December 30, 2015, we completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 8,333,333 shares of common stock at a purchase price of $39.00 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offer. The shares repurchased as a result of the tender offer are not part of our stock repurchase program.
Acquisitions and New Operations
As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in North America, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain and India, with the intention of providing national coverage for our sellers. All of our acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth facilities that we have acquired or opened from August 1, 2014 through January 31, 2016:

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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2016	2015	2016	2015
Service revenues and vehicle sales:
Service revenues	87%	86%	87%	86%
Vehicle sales	13%	14%	13%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	47%	47%	47%	46%
Cost of vehicle sales	11%	12%	11%	12%
General and administrative	11%	12%	12%	13%
Total operating expenses	69%	71%	70%	71%
Operating income	31%	29%	30%	29%
Other (expense) income:	—%	—%	(1)%	—%
Income before income taxes	31%	29%	29%	29%
Income taxes	11%	10%	11%	10%
Net income	20%	19%	19%	18%

Comparison of the Three and Six Months Ended January 31, 2016 and 2015
The following table presents a comparison of service revenues and vehicle sales for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2016	2015	Change	% Change	2016	2015	Change	% Change
Service revenues	$260,417	$238,508	$21,909	9.2%	$511,384	$485,128	$26,256	5.4%
Vehicle sales	39,289	37,750	1,539	4.1%	77,160	81,516	(4,356)	(5.3)%
Total service revenues and vehicle sales	$299,706	$276,258	$23,448	8.5%	$588,544	$566,644	$21,900	3.9%
Service Revenues. The increase in service revenues during the three months ended January 31, 2016 of $21.9 million, or 9.2% as compared to the same period last year came from (i) growth in North America of $19.6 million; and (ii) growth in the U.K. of $2.3 million. The growth in North America was driven primarily by increased volume, partially offset by a marginal decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices, the strengthening of the U.S. dollar against foreign currencies, and a change in mix of vehicles sold. The increase in volume in North America was derived largely from existing suppliers, driven by what we believe was increased salvage frequency. Excluding a detrimental impact of $1.3 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $3.6 million was driven primarily by increased volume as we increased our market share and a marginal increase in revenue per car. Excluding a detrimental impact of $1.1 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real to U.S. dollar exchange rate, the growth in our other international markets was $1.1 million.
The increase in service revenues during the six months ended January 31, 2016 of $26.3 million, or 5.4% as compared to the same period last year came from (i) growth in North America of $24.5 million; and (ii) growth in the U.K. of $2.8 million; partially offset by (iii) a decline in our other international markets of $1.0 million. The growth in North America was driven primarily by increased volume, partially offset by a marginal decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices, the strengthening of the U.S. dollar against foreign currencies, and a change in mix of vehicles sold. The increase in volume in North America came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency. Excluding a detrimental impact of $2.9 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $5.7 million was driven primarily by increased volume and secondarily by a marginal increase in revenue per car. Excluding a detrimental impact of $2.5 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real to U.S. dollar exchange rate, the growth in our other international markets was $1.5 million.
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2016 of $1.5 million, or 4.1% as compared to the same period last year came from (i) an increase in North America of $0.6 million; (ii) an increase in the U.K. of $0.3 million; and (iii) growth in our other international markets of $0.6 million. The increase in North America was driven primarily by increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices and a change in mix of vehicles sold. The increase in the U.K. was primarily the result of increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices driven by increased open market purchase activity from the general public and included a $1.1 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate. The growth in our other international markets was driven primarily by increased volume.
The decrease in vehicle sales for the six months ended January 31, 2016 of $4.4 million, or 5.3% as compared to the same period last year came from (i) a decline in the U.K. of $4.9 million; and (ii) a decline in North America of $0.3 million; partially offset by (iii) growth in our other international markets of $0.8 million. The decline in the U.K. was primarily the result of lower average auction selling prices driven by decreased insurance volume and increased open market purchase activity from the general public and included a $2.6 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate. The decline in North America was primarily the result of lower average auction selling prices, which we believe is due to lower commodity prices and a change in mix of vehicles sold. The growth in our other international markets was driven primarily by increased volume.

The following table summarizes operating expenses, total other expenses and income taxes for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2016	2015	Change	% Change	2016	2015	Change	% Change
Operating expenses:
Yard operations	$132,717	$120,730	$11,987	9.9%	$260,281	$242,875	$17,406	7.2%
Yard depreciation and amortization	8,248	8,543	(295)	(3.5)%	16,593	17,403	(810)	(4.7)%
Total yard operations expense	140,965	129,273	11,692	9.0%	276,874	260,278	16,596	6.4%

Cost of vehicle sales	34,127	32,118	2,009	6.3%	66,195	69,191	(2,996)	(4.3)%

General and administrative	29,086	31,542	(2,456)	(7.8)%	60,525	68,579	(8,054)	(11.7)%
General and administrative depreciation and amortization	3,443	2,857	586	20.5%	6,619	5,727	892	15.6%
Total general and administrative	32,529	34,399	(1,870)	(5.4)%	67,144	74,306	(7,162)	(9.6)%
Total operating expenses	$207,621	$195,790	$11,831	6.0%	$410,213	$403,775	$6,438	1.6%

Total other expenses	$(533)	$(364)	$(169)	46.4%	$(5,019)	$(542)	$(4,477)	826.0%
Income taxes	32,589	27,911	4,678	16.8%	61,936	57,519	4,417	7.7%
Yard Operations Expense. The increase in yard operations expense for the three months ended January 31, 2016 of $11.7 million, or 9.0% as compared to the same period last year came primarily from (i) growth in North America of $10.5 million; (ii) growth in the U.K. of $1.1 million; and (ii) an increase in our other international markets of $0.1 million. The growth in North America was driven primarily by increased volume, partially offset by a marginal decrease in the cost to process each car. Excluding the beneficial impact of $0.7 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. was driven by increased volume and a marginal increase in the cost to process each car. The decrease in yard depreciation and amortization expenses for the three months ended January 31, 2016 as compared to the same period last year resulted primarily from certain assets becoming fully amortized in North America.
The increase in yard operations expense for the six months ended January 31, 2016 of $16.6 million, or 6.4% as compared to the same period last year came primarily from (i) growth in North America of $15.7 million; (ii) growth in in the U.K. of $0.8 million; and (iii) growth in our other international markets of $0.1 million. The growth in North America was driven primarily by increased volume, partially offset by a marginal decrease in the cost to process each car. Excluding the beneficial impact of $1.8 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. was driven by increased volume. The decrease in yard depreciation and amortization expenses for the six months ended January 31, 2016 as compared to the same period last year resulted primarily from certain assets becoming fully amortized in North America.
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2016 of $2.0 million, or 6.3% as compared to the same period last year came primarily from (i) an increase in the U.K. of $0.8 million, which included the beneficial impact of the change in the British pound to U.S. dollar exchange rate of $0.9 million; (ii) an increase in North America of $0.7 million; and (iii) an increase in our other international markets of $0.5 million. The increase in the U.K. resulted from increased volume, partially offset by lower average purchase prices, driven by increased open market purchase activity from the general public. The increase in North America resulted from increased volume, partially offset by lower average purchase prices, which we believe is due to lower commodity prices and a change in mix of vehicles sold. The growth in our other international markets was driven primarily by increased volume.
The decrease in cost of vehicle sales for the six months ended January 31, 2016 of $3.0 million, or 4.3% as compared to the same period last year came primarily from (i) a decline in the U.K. of $4.0 million, which included the beneficial impact of the change in the British pound to U.S. dollar exchange rate of $2.0 million; partially offset by (ii) an increase in North America of $0.3 million; and (iii) an increase in our other international markets of $0.7 million. The decline in the U.K. resulted from lower average purchase prices, driven by decreased insurance volume and increased open market purchase activity from the general public, partially offset by increased volume. The increase in North America resulted from increased volume, partially offset by lower average purchase prices, which we believe is due to lower commodity prices and a change in mix of vehicles sold. The growth in our other international markets was driven primarily by increased volume.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended January 31, 2016 of $1.9 million, or 5.4% as compared to the same period last year came primarily from (i) a decrease in North America of $2.6 million as a result of decreased expenditures on technology development; partially offset by (ii) an increase in stock-based payment compensation. The increase in depreciation and amortization expenses for the three months ended January 31, 2016 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in North America.
The decrease in general and administrative expenses for the six months ended January 31, 2016 of $7.2 million, or 9.6% as compared to the same period last year came primarily from (i) a decrease in North America of $7.7 million as a result of decreased expenditures on technology development; partially offset by (ii) an increase in stock-based payment compensation. The increase in depreciation and amortization expenses for the six months ended January 31, 2016 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in North America.
Other (Expense) Income. The increase in total other expenses for the three months ended January 31, 2016 of $0.2 million, or 46.4% as compared to the same period last year was primarily due to an increase in interest expense of $0.9 million as a result of the additional long-term debt issued in December 2014, partially offset by increased currency gains in the U.K. of $0.9 million. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt.
The increase in total other expenses for the six months ended January 31, 2016 of $4.5 million as compared to the same period last year was primarily due to an increase in interest expense of $4.7 million as a result of the additional long-term debt issued in December 2014, partially offset by increased currency gains in the U.K. of $0.6 million. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt.
Income Taxes. Our effective income tax rates were 35.6% and 34.8% for the three months ended January 31, 2016 and 2015, respectively, and 35.7% and 35.4% for the six months ended January 31, 2016 and 2015, respectively.
Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2016 and July 31, 2015 and for the six months ended January 31, 2016 and 2015, respectively:

(In thousands)	January 31, 2016	July 31, 2015	Change	% Change
Cash and cash equivalents	$141,416	$456,012	$(314,596)	(69.0)%
Marketable securities	17,465	—	17,465	100.0%
Working capital	241,741	521,456	(279,715)	(53.6)%

	Six Months Ended January 31,
(In thousands)	2016	2015	Change	% Change
Operating cash flows	$83,080	$88,883	$(5,803)	-6.5%
Investing cash flows	(98,486)	(38,717)	(59,769)	154.4%
Financing cash flows	(291,675)	388,695	(680,370)	-175.0%

Capital expenditures	$(77,763)	$(39,459)	$(38,304)	97.1%
Proceeds from revolving loan facility, net of repayments	68,000	—	68,000	100.0%
Principal payments on long-term debt	(37,500)	(312,500)	275,000	-88.0%
Cash and cash equivalents and working capital decreased at January 31, 2016 as compared to July 31, 2015 primarily due to repurchases of common stock as part of our tender offer, capital expenditures and payments on long-term debt, partially offset by cash generated from operations and proceeds from our revolving loan facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates. Marketable securities increased at January 31, 2016 as compared to July 31, 2015 due to the purchase of marketable equity securities.
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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. We expect to acquire additional locations and expand some our current facilities in the foreseeable future. We may be required to raise additional cash through the issuance of new debt or additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $1.0 to $30.0 million, depending on size, location and developmental infrastructure requirements.
As of January 31, 2016, $100.4 million of the $141.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Net cash provided by operating activities decreased for the six months ended January 31, 2016 as compared to the same period in 2015 due to changes in operating assets and liabilities, partially offset by improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses. The change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $27.8 million, partially offset by an increase in accounts payable of $7.9 million and an increase in income taxes payable of $7.8 million.
Net cash used in investing activities increased for the six months ended January 31, 2016 as compared to the same period in 2015 due primarily to an increase in capital expenditures and purchases of marketable securities. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the six months ended January 31, 2016 as compared to the same period in 2015 due primarily to an increase in repurchases of common stock as part of our tender offer, a decrease in the issuance of long-term debt and a decrease in proceeds from the exercise of stock options, partially offset by the proceeds from our revolving loan facility and decreased payments on long-term debt. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 8 – Common Stock Repurchases and under the subheadings "Credit Agreement" and "Note Purchase Agreement".
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
Credit Agreement
On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was outstanding at July 31, 2015 and $68.0 million was outstanding at January 31, 2016 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014. The remaining proceeds are being used for general corporate purposes. The Revolving Loan Facility and the Term Loan facility mature on December 3, 2019.
The Term Loan, which as of January 31, 2016, had $206.3 million outstanding, amortized $18.8 million million each quarter during December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on December 3, 2019. All amounts borrowed under the Term Loan may be prepaid without premium or penalty.
The Revolving Loan Facility and Term Loan under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.25% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2016 on our variable interest rate debt was the one month LIBOR rate of 0.43% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2016, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of December 3, 2019. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.20% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $68.0 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2016 and none were outstanding as of July 31, 2015.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2016.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2016.
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

Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 10 – Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of January 31, 2016, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
Since our receipt of the notice of proposed assessment, our counsel and we have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following our discussions and after additional review of documentation, the DOR provided us with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.
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
No single customer accounted for more than 10% of our revenue during the six months ended January 31, 2016. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We are constantly evaluating and implementing new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. We have further enhanced our security protocols based on the investigation we conducted in response to the data security incident. Nevertheless, we cannot provide assurances that our efforts to address prior data security incidents and mitigate against the risk of future data security incidents or system failures will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised again in the future, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated financial position and results of operations.
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

We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 21.0% of our common stock as of January 31, 2016. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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
Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman; A. Jayson Adair, our Chief Executive Officer; Vincent W. Mitz, our President; and William E. Franklin, our Executive Vice President, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.
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
Our operations are subject to federal, state, national, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent years, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of January 31, 2016, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $264.1 million.

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

Since our receipt of the notice of proposed assessment, our counsel and we have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following our discussions and after additional review of documentation, the DOR provided us with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.

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
If interest rate swaps entered into in connection with our credit facility prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.
We had entered into two interest rate swaps to exchange our variable interest rate payment commitments for fixed interest rate payments on our variable interest rate debt through December 2015, at which time the interest rate swaps were allowed to expire. We recorded the swaps at fair value, and had designated it as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could have proven to be ineffective for a number of reasons, including early retirement of the variable interest rate debt, as was allowed under the variable interest rate debt, or in the event the counterparty to the interest rate swaps were determined to not be creditworthy. Any determination that the hedge created by the swaps was ineffective could have had a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility. We may enter into additional interest rate swaps in the future to exchange our variable interest rate payment commitments for fixed interest rate payments on our variable interest rate debt at which point these risks could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended January 31, 2016:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (1)
Balance at October 31, 2015	—	$—	—	47,481,718
November 1, 2015 through November 30, 2015	—	$—	—	47,481,718
December 1, 2015 through December 31, 2015	8,333,333 (2)	$39.00	—	47,481,718
January 1, 2016 through January 31, 2016	—	$—	—	47,481,718
(1) Our stock repurchase program was announced on February 20, 2003. On September 22, 2011, our board of directors approved a 40 million share increase in our stock repurchase program, bringing the total current authorization to 98 million shares. The repurchase may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions, No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.
(2) 8.333.333 shares were repurchased by us through a modified "Dutch Auction" tender offer under which we were to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. The tender offer was announced on November 23, 2015 and was completed on December 30, 2015.
ITEM 6. EXHIBITS

a)	Exhibits

3.1	Copart, Inc. Certificate of Incorporation
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

COPART, INC.

/s/ Jeffrey Liaw
Jeffrey Liaw, Chief Financial Officer (Principal Financial
and Accounting Officer and duly Authorized Officer)
Date: February 25, 2016