Form 10-Q
period 2016-04-30
COPART INC
filed 2016-05-26
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 25, 2016, 109,382,384 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2016

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$137,653	$456,012
Accounts receivable, net	263,292	215,696
Vehicle pooling costs	29,771	24,949
Inventories	11,439	8,613
Income taxes receivable	2,772	6,092
Deferred income taxes	668	3,396
Prepaid expenses and other assets	18,910	19,824
Total current assets	464,505	734,582
Property and equipment, net	806,973	700,402
Intangibles, net	13,390	17,857
Goodwill	267,367	271,850
Deferred income taxes	31,245	28,840
Other assets	40,655	46,421
Total assets	$1,624,135	$1,799,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	150,298	147,452
Deferred revenue	5,745	3,724
Income taxes payable	17,169	8,279
Current portion of long-term debt, revolving loan facility, and capital lease obligations	30,369	53,671
Total current liabilities	203,581	213,126
Deferred income taxes	5,001	5,322
Income taxes payable	25,675	21,157
Long-term debt and capital lease obligations, net of discount	670,507	592,135
Other liabilities	2,844	3,748
Total liabilities	907,608	835,488
Commitments and contingencies
Stockholders' equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 109,221,634 and 120,156,340 shares issued and outstanding, respectively.	11	12
Additional paid-in capital	393,351	407,808
Accumulated other comprehensive loss	(83,791)	(68,793)
Retained earnings	406,956	625,437
Total stockholders' equity	716,527	964,464
Total liabilities and stockholders' equity	$1,624,135	$1,799,952

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Service revenues and vehicle sales:
Service revenues	$303,507	$256,564	$814,891	$741,692
Vehicle sales	43,739	40,578	120,899	122,094
Total service revenues and vehicle sales	347,246	297,142	935,790	863,786
Operating expenses:
Yard operations	151,855	135,222	428,729	395,500
Cost of vehicle sales	37,744	34,503	103,939	103,694
General and administrative	35,699	32,650	102,843	106,956
Total operating expenses	225,298	202,375	635,511	606,150
Operating income	121,948	94,767	300,279	257,636

Other (expense) income:
Interest expense	(5,702)	(5,917)	(16,996)	(12,515)
Interest income	283	261	1,096	583
Other income, net	39	(815)	5,501	4,919
Total other expenses	(5,380)	(6,471)	(10,399)	(7,013)
Income before income taxes	116,568	88,296	289,880	250,623
Income taxes	42,552	30,733	104,488	88,252
Net income	$74,016	$57,563	$185,392	$162,371

Basic net income per common share	$0.67	$0.46	$1.58	$1.29
Weighted average common shares outstanding	110,543	126,415	117,071	126,309

Diluted net income per common share	$0.64	$0.44	$1.51	$1.23
Diluted weighted average common shares outstanding	116,388	132,124	122,692	131,837
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2016	2015	2016	2015
Comprehensive income, net of tax:
Net income	$74,016	$57,563	$185,392	$162,371
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	—	385	603	1,334
Reclassification adjustment of interest rate swaps, net (b)	—	(266)	(320)	(872)
Unrealized gain on available-for-sale securities, net (c)	4,030	—	—	—
Reclassification adjustment for gain on available-for-sale securities, included in net income	(379)	—	—	—
Foreign currency translation adjustments	15,629	(188)	(15,281)	(46,996)
Total comprehensive income	$93,296	$57,494	$170,394	$115,837

(a)
Net of tax effect of $0 and $(265) for the three months ended April 30, 2016 and 2015, respectively. Net of tax effect of $(342) and $(791) for the nine months ended April 30, 2016 and 2015, respectively.

(b)	Net of tax effect of $0 and $141 for the three months ended April 30, 2016 and 2015, respectively. Net of tax effect of $178 and $473 for the nine months ended April 30, 2016 and 2015, respectively.

(c)	Net of tax effect of $3 for the three months ended April 30, 2016. Net of tax effect of $0 for the nine months ended April 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$185,392	$162,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,900	37,579
Allowance for doubtful accounts	1,227	(453)
Equity in losses of unconsolidated affiliates	768	—
Stock-based payment compensation	15,834	13,290
Excess tax benefit from stock-based payment compensation	(848)	(1,279)
Gain on sale of property and equipment	(188)	(735)
Deferred income taxes	(325)	3,641
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(49,594)	(21,763)
Vehicle pooling costs	(5,001)	(625)
Inventories	(3,120)	(1,249)
Prepaid expenses and other current assets	293	1,480
Other assets	3,206	7,584
Accounts payable and accrued liabilities	5,024	2,042
Deferred revenue	2,038	445
Income taxes receivable	4,172	985
Income taxes payable	13,858	1,313
Other liabilities	(1,138)	(1,257)
Net cash provided by operating activities	207,498	203,369
Cash flows from investing activities:
Purchases of property and equipment	(143,833)	(49,079)
Proceeds from sale of property and equipment	385	870
Proceeds from sale of assets held for sale	100	217
Purchases of marketable securities	(21,119)	—
Proceeds from sale of marketable securities	21,498	—
Net cash used in investing activities	(142,969)	(47,992)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,989	3,372
Excess tax benefit from stock-based payment compensation	848	1,279
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,640	1,495
Repurchases of common stock	(442,855)	(1,737)
Proceeds from the issuance of long-term debt, net of discount	93,468	698,939
Debt offering costs	(165)	(955)
Principal payments on long-term debt	(37,500)	(331,250)
Net cash (used in) provided by financing activities	(379,575)	371,143
Effect of foreign currency translation	(3,313)	(6,446)
Net (decrease) increase in cash and cash equivalents	(318,359)	520,074
Cash and cash equivalents at beginning of period	456,012	158,668
Cash and cash equivalents at end of period	$137,653	$678,742
Supplemental disclosure of cash flow information:
Interest paid	$16,996	$9,705
Income taxes paid, net of refunds	$86,243	$81,995
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2016
(Unaudited)
NOTE 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies, as well as cars sourced from the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States and Canada (North America), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Ireland, and India, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the parent company and its domestic and foreign wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, considered necessary for fair presentation of its financial position as of April 30, 2016 and July 31, 2015, its consolidated statements of income and comprehensive income for the three and nine months ended April 30, 2016 and 2015, and its cash flows for the nine months ended April 30, 2016 and 2015. Interim results for the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2016. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
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
The services provided to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of the Company’s current North American contracts, collecting the proceeds from the member. The Company applies Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13) for revenue recognition. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement services meet the criteria for separate units of accounting. Revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on the high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The estimated selling price of each service is determined based on management’s best estimate and allotted based on the relative selling price method.

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(49,518)
Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(15,281)
Cumulative loss on foreign currency translation as of April 30, 2016	$(83,791)
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
Marketable Securities
Marketable securities consist of marketable equity securities and are classified as available-for-sale and stated at fair value. The cost basis of the marketable securities is based on the specific identification method. Unrealized gains or losses relating to available-for-sale securities are recorded in accumulated other comprehensive income, net of income taxes. Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of available-for-sale securities are included in other income. During the three months ended April 30, 2016, the Company sold all of its marketable securities. The cost basis of the marketable securities was $21.1 million and proceeds from the sale of the marketable securities was $21.5 million, resulting in a realized gain of $0.4 million recorded in other income.
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
The amounts recorded for financial instruments in the Company's consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities, and revolving loan facility approximated their fair values as of April 30, 2016 and July 31, 2015, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, Note 5 – Fair Value Measures, and Note 12 – Acquisitions.

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
Total gross capitalized software as of April 30, 2016 and July 31, 2015 was $43.8 million and $65.1 million, respectively. Accumulated amortization expense related to software as of April 30, 2016 and July 31, 2015 totaled $18.0 million and $42.6 million, respectively. During the three months ended April 30, 2016, the Company retired fully amortized capitalized software assets of $29.8 million, which were no longer being utilized.
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
Credit Agreement
On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was outstanding at April 30, 2016 and July 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014.

On March 15, 2016, the Company entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provides for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (Incremental Term Loan) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan, and decreased the quarterly amortization payments for that loan. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The Company borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement. The principal purposes of these financing transactions were to increase the size and availability under the Company's Revolving Loan Facility and to provide additional long-term financing. The remaining proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.
The Term Loan and Incremental Term Loan (collectively Term Loans), which as of April 30, 2016, had $300.0 million outstanding, amortized $18.8 million each quarter during December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on March 15, 2021. All amounts borrowed under the Term Loans may be prepaid without premium or penalty.
The Revolving Loan Facility and Term Loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.125% to 1.0% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.125% to 2.0% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2016 on the Company’s variable interest rate debt was the one month LIBOR rate of 0.44% plus an applicable margin of 1.375%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2016, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of March 15, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.15% to 0.30%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2016 and July 31, 2015.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2016.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2016.
Related to the execution of the Credit Agreement, First Amendment to Credit Agreement, and the Note Purchase Agreement, the Company incurred $2.5 million in costs, of which $1.1 million was capitalized as debt issuance fees and $1.4 million was recorded as a reduction of the long-term debt proceeds as a debt discount. Both the debt issuance fees and debt discount are amortized to interest expense over the term of the respective debt instruments.
NOTE 3 – Derivatives and Hedging
The Company had entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps were designated effective cash flow hedges under ASC 815, Derivatives and Hedging. Each quarter, the Company measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The interest rate swaps expired in December 2015. The Company reclassified $0.4 million for the three months ended April 30, 2015, and $0.5 million and $1.3 million for the nine months ended April 30, 2016 and 2015, respectively, out of other comprehensive income into interest expense.
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
NOTE 4 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2016	July 31, 2015
Amortized intangibles:
Covenants not to compete	$1,691	$1,691
Supply contracts & customer relationships	27,271	27,506
Trade name	5,217	5,129
Licenses and databases	2,509	2,498
Accumulated amortization	(23,298)	(18,967)
Net intangibles	$13,390	$17,857
Aggregate amortization expense on amortizable intangible assets was $1.4 million and $1.5 million for the three months ended April 30, 2016 and 2015, respectively, and $4.4 million and $5.1 million for the nine months ended April 30, 2016 and 2015, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2015	$271,850
Effect of foreign currency exchange rates	(4,483)
Balance as of April 30, 2016	$267,367

NOTE 5 – Fair Value Measures
The following table summarizes the fair value of the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	April 30, 2016		July 31, 2015
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$5,824	$5,824	$2,121	$2,121
Total Assets	$5,824	$5,824	$2,121	$2,121
Liabilities
Long-term variable rate debt, including current portion	$300,000	$300,000	$243,750	$243,750
Long-term fixed rate debt, including current portion	416,723	416,723	403,375	403,375
Interest rate swap derivative	—	—	446	446
Total Liabilities	$716,723	$716,723	$647,571	$647,571

During the nine months ended April 30, 2016, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Description of Business and Summary of Significant Accounting Policies, Note 2 – Long-Term Debt, Note 3 – Derivatives and Hedging, and Note 12 – Acquisitions.
NOTE 6 – Net Income Per Share
The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2016	2015	2016	2015
Weighted average common shares outstanding	110,543	126,415	117,071	126,309
Effect of dilutive securities - stock options	5,845	5,709	5,621	5,528
Weighted average common and dilutive potential common shares outstanding	116,388	132,124	122,692	131,837
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 5,593,197 and 5,775,664 stock options for the three months ended April 30, 2016 and 2015, respectively, and 7,006,698 and 5,306,759 shares for the nine months ended April 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
NOTE 7 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2016:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2015	21,011	$23.65	5.78	$261,339
Grants of options	422	38.45
Exercises	(261)	22.19
Forfeitures or expirations	(155)	35.89
Outstanding as of April 30, 2016	21,017	$23.88	5.12	$398,562
Exercisable as of April 30, 2016	15,560	$19.68	3.97	$360,384

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 21,018,353 at April 30, 2016.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2016	2015	2016	2015
General and administrative	$4,320	$3,794	$13,758	$11,569
Yard operations	714	626	2,076	1,721
Total stock-based payment compensation	$5,034	$4,420	$15,834	$13,290
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company's Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a "change in control" for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without "cause." The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $5.6 million in compensation expenses for these grants in the nine months ended April 30, 2016 and 2015.
NOTE 8 – Stock Repurchases
On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 2,938,519 shares of its common stock during the nine months ended April 30, 2016 at a weighted average price of $40.13 per share totaling $117.9 million. The Company did not repurchase any common stock under the program during the nine months ended April 30, 2015. As of April 30, 2016, the total number of shares repurchased under the program was 53,456,801, and 44,543,199 shares were available for repurchase under the program.
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
In fiscal 2015, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $1.9 million for the nine months ended April 30, 2015 to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

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
No stock options were exercised by certain employees and executive officers through cashless exercises during the three months ended January 31, 2015, October 31, 2015, January 31, 2016, and April 30, 2016.
NOTE 9 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
As of April 30, 2016, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $25.7 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2011 and 2014. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of April 30, 2016 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company's footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.
NOTE 10 – Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes; forfeitures; statutory tax withholding requirements; as well as classification in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company has not finalized the potential effects of implementing ASU 2016-09 on the consolidated financial statements, however we expect the ASU to impact our effective tax rate and income tax expense.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. This ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. This ASU will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients; however early adoption is permitted. The Company has not determined the potential effects of implementing ASU 2016-02 on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet, rather than separating deferred taxes into current and non-current amounts. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2016 and can be adopted prospectively or retrospectively; however, early adoption is permitted. The Company’s adoption of ASU 2015-17 will not have a material impact on the Company’s consolidated results of operations and financial position.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company’s adoption of ASU 2015-03 will not have a material impact on the Company’s consolidated results of operations and financial position.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for annual and interim periods within those annual reporting periods beginning after December 15, 2015. The Company’s adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated results of operations and financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017. ASU 2014-09 allows adoption with either retrospective application to each period presented or retrospective application with the cumulative effect recognized as of the date of initial application. The Company has not determined the potential effects of implementing ASU 2014-09 on the consolidated financial statements.
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
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. The Company is pursuing its claim for damages, and defending against KPIT’s claim for damages.

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
During the year ended July 31, 2015, the purchase price allocations for the assets of the online marketing company and the salvage vehicle auction businesses in Montreal, Canada and Brazil were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2014, goodwill decreased $0.8 million, primarily related to a $0.9 million increase in intangible assets, and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the nine months ended April 30, 2016.

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
Overview
We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Ireland, and India. We also provide vehicle remarketing services in Germany and Spain.
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
In the U.S. and Canada (North America), Brazil, the U.A.E., Oman, Bahrain, Ireland, and India, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
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

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as over 50% of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot determine the impact of the movement of these influences as we cannot determine which vehicles are sold to the end user or for scrap, dismantling, retailing or export. We also cannot predict the future movements of these influences. Accordingly, we cannot quantify the specific impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles and ultimately on service revenue. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis, increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.5 years in 2015. Contrary to what movements in these factors would indicate, used car values have remained stable over the last twelve months. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.
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

Acquisitions and New Operations
As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in North America, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain, Ireland, and India, with the intention of providing national coverage for our sellers. All of our acquisitions have been accounted for using the purchase method of accounting.
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2014 through April 30, 2016:

Locations	Acquisitions or Greenfield	Date	Geographic Service Area
Manama, Bahrain	Greenfield	May 2015	Bahrain
Muscat, Oman	Greenfield	June 2015	Oman
Moncton, New Brunswick	Greenfield	July 2015	Canada
Sonepat, Haryana	Greenfield	October 2015	India
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Castledermot, Ireland	Greenfield	April 2016	Ireland
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2016	2015	2016	2015
Service revenues and vehicle sales:
Service revenues	87%	86%	87%	86%
Vehicle sales	13%	14%	13%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	44%	46%	46%	46%
Cost of vehicle sales	11%	12%	11%	12%
General and administrative	10%	11%	11%	12%
Total operating expenses	65%	69%	68%	70%
Operating income	35%	31%	32%	30%
Other (expense) income:	(2)%	(2)%	(1)%	(1)%
Income before income taxes	34%	29%	31%	29%
Income taxes	12%	10%	11%	10%
Net income	21%	19%	20%	19%
Comparison of the Three and Nine Months Ended April 30, 2016 and 2015
The following table presents a comparison of service revenues and vehicle sales for the three and nine months ended April 30, 2016 and 2015:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2016	2015	Change	% Change	2016	2015	Change	% Change
Service revenues	$303,507	$256,564	$46,943	18.3%	$814,891	$741,692	$73,199	9.9%
Vehicle sales	43,739	40,578	3,161	7.8%	120,899	122,094	(1,195)	(1.0)%
Total service revenues and vehicle sales	$347,246	$297,142	$50,104	16.9%	$935,790	$863,786	$72,004	8.3%
Service Revenues. The increase in service revenues during the three months ended April 30, 2016 of $46.9 million, or 18.3% as compared to the same period last year came from (i) growth in North America of $42.8 million; (ii) growth in the U.K. of $3.5 million and (iii) growth in our other international markets of $0.6 million. The growth in North America was driven primarily by increased volume and a marginal increase in revenue per car due to a change in mix of vehicles sold, partially offset by lower average auction selling prices, which we believe is due to lower commodity prices and the strengthening of the U.S. dollar against foreign currencies. The increase in volume in North America was derived from (i) growth from existing suppliers, driven by what we believe was an increase in salvage frequency and (ii) growth in the number of units sold from new and expanded contracts with insurance companies. Excluding a detrimental impact of $1.7 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $5.2 million was driven primarily by increased volume and a marginal increase in revenue per car. Excluding a detrimental impact of $0.5 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real to U.S. dollar exchange rate, the growth in our other international markets was $1.1 million.
The increase in service revenues during the nine months ended April 30, 2016 of $73.2 million, or 9.9% as compared to the same period last year came from (i) growth in North America of $67.4 million; and (ii) growth in the U.K. of $6.2 million; partially offset by (iii) a decline in our other international markets of $0.4 million. The growth in North America was driven primarily by increased volume, partially offset by a marginal decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices, the strengthening of the U.S. dollar against foreign currencies, and a change in mix of vehicles sold. The increase in volume in North America came from (i) growth from existing suppliers, driven by what we believe was an increase in salvage frequency, and (ii) growth in the number of units sold from new and expanded contracts with insurance companies. Excluding a detrimental impact of $4.7 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. of $10.9 million was driven primarily by increased volume. Excluding a detrimental impact of $3.0 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real to U.S. dollar exchange rate, the growth in our other international markets was $2.6 million.
Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2016 of $3.2 million, or 7.8% as compared to the same period last year came from (i) an increase in the UK of $1.6 million; (ii) an increase in North America of $1.3 million; and (iii) growth in our other international markets of $0.3 million. Excluding a $1.5 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate, the increase in the U.K. was primarily the result of increased volume. The increase in North America was driven primarily by increased volume. The growth in our other international markets was driven primarily by increased volume.
The decrease in vehicle sales for the nine months ended April 30, 2016 of $1.2 million, or 1.0% as compared to the same period last year came from (i) a decline in the U.K. of $3.3 million; partially offset by (ii) an increase in North America of $1.0 million; and (iii) growth in our other international markets of $1.1 million. The decline in the U.K. was primarily the result of a $4.1 million detrimental impact due to the change in the British pound to U.S. dollar exchange rate and lower average auction selling prices driven by decreased insurance volume and increased open market purchase activity from the general public, partially offset by an increase in volume. The growth in North America was primarily the result of increased volume, partially offset by lower average auction selling prices, which we believe is due to lower commodity prices and a change in mix of vehicles sold. The growth in our other international markets was driven primarily by increased volume.
The following table summarizes operating expenses, total other expenses and income taxes for the three and nine months ended April 30, 2016 and 2015:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2016	2015	Change	% Change	2016	2015	Change	% Change
Operating expenses:
Yard operations	$143,516	$125,974	$17,542	13.9%	$403,797	$368,845	$34,952	9.5%
Yard depreciation and amortization	8,339	9,248	(909)	(9.8)%	24,932	26,655	(1,723)	(6.5)%
Total yard operations expense	151,855	135,222	16,633	12.3%	428,729	395,500	33,229	8.4%

Cost of vehicle sales	37,744	34,503	3,241	9.4%	103,939	103,694	245	0.2%

General and administrative	31,680	29,734	1,946	6.5%	92,205	98,310	(6,105)	(6.2)%
General and administrative depreciation and amortization	4,019	2,916	1,103	37.8%	10,638	8,646	1,992	23.0%
Total general and administrative	35,699	32,650	3,049	9.3%	102,843	106,956	(4,113)	(3.8)%
Total operating expenses	$225,298	$202,375	$22,923	11.3%	$635,511	$606,150	$29,361	4.8%

Total other expenses	$(5,380)	$(6,471)	$1,091	(16.9)%	$(10,399)	$(7,013)	$(3,386)	48.3%
Income taxes	42,552	30,733	11,819	38.5%	104,488	88,252	16,236	18.4%
Yard Operations Expense. The increase in yard operations expense for the three months ended April 30, 2016 of $16.6 million, or 12.3% as compared to the same period last year came primarily from (i) growth in North America of $16.5 million; and (ii) growth in the U.K. of $0.7 million; partially offset by (iii) an decrease in our other international markets of $0.6 million. The growth in North America was driven primarily by increased volume. Excluding the beneficial impact of $1.0 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. was driven by increased volume. The decrease in yard depreciation and amortization expenses for the three months ended April 30, 2016 as compared to the same period last year resulted primarily from certain assets becoming fully amortized in North America.
The increase in yard operations expense for the nine months ended April 30, 2016 of $33.2 million, or 8.4% as compared to the same period last year came primarily from (i) growth in North America of $32.1 million and (ii) growth in in the U.K. of $1.5 million; partially offset by (iii) a decline in our other international markets of $0.4 million. The growth in North America was driven primarily by increased volume, partially offset by a marginal decrease in the cost to process each car. Excluding the beneficial impact of $2.7 million due to the change in the British pound to U.S. dollar exchange rate, the growth in the U.K. was driven by increased volume. The decrease in yard depreciation and amortization expenses for the nine months ended April 30, 2016 as compared to the same period last year resulted primarily from certain assets becoming fully amortized in North America.

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2016 of $3.2 million, or 9.4% as compared to the same period last year came primarily from (i) an increase in North America of $1.2 million; (ii) an increase in the U.K. of $1.0 million, which included the beneficial impact of the change in the British pound to U.S. dollar exchange rate of $1.2 million; and (iii) an increase in our other international markets of $1.0 million. The increase in North America resulted from increased volume. The increase in the U.K. resulted from increased volume. The growth in our other international markets was driven primarily by increased volume and higher average purchase prices.
The increase in cost of vehicle sales for the nine months ended April 30, 2016 of $0.2 million, or 0.2% as compared to the same period last year came primarily from (i) an increase in North America of $1.5 million and (ii) an increase in our other international markets of $1.7 million; partially offset by (ii) a decline in the U.K. of $3.0 million. The increase in North America resulted from increased volume, partially offset by lower average purchase prices, which we believe is due to lower commodity prices and a change in mix of vehicles sold. Excluding the beneficial impact of the change in the British pound to U.S. dollar exchange rate of $3.2 million, the increase in the U.K. of $0.2 million resulted from increased volume, partially offset by lower average purchase prices, driven by decreased insurance volume and increased open market purchase activity from the general public. The growth in our other international markets was driven primarily by increased volume and higher average purchase prices.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2016 of $3.0 million, or 9.3% as compared to the same period last year came primarily from an increase in North America of $3.0 million as a result of the overall growth in labor costs and professional services associated with domestic expansion and increased stock-based payment compensation; partially offset by decreased expenditures on technology development. The increase in depreciation and amortization expenses for the three months ended April 30, 2016 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in North America.
The decrease in general and administrative expenses for the nine months ended April 30, 2016 of $4.1 million, or 3.8% as compared to the same period last year came primarily from a decrease in North America of $4.7 million; partially offset by an increase in the U.K. of $0.9 million. The decrease in North America resulted from decreased expenditures on technology development; partially offset by the overall growth in labor costs and professional services associated with domestic expansion and increased stock-based payment compensation. The increase in depreciation and amortization expenses for the nine months ended April 30, 2016 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in North America.
Other (Expense) Income. The decrease in total other expenses for the three months ended April 30, 2016 of $1.1 million, or 16.9% as compared to the same period last year was primarily due to a decrease in currency losses, primarily due to the change in the British pound to U.S. dollar exchange rate, and a decrease in interest expense. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt.
The increase in total other expenses for the nine months ended April 30, 2016 of $3.4 million, or 48.3% as compared to the same period last year was primarily due to an increase in interest expense of $4.5 million as a result of the additional long-term debt issued in December 2014 and March 2016, partially offset by increased currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt.
Income Taxes. Our effective income tax rates were 36.5% and 34.8% for the three months ended April 30, 2016 and 2015, respectively, and 36.0% and 35.2% for the nine months ended April 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2016 and July 31, 2015 and for the nine months ended April 30, 2016 and 2015, respectively:

(In thousands)	April 30, 2016	July 31, 2015	Change	% Change
Cash and cash equivalents	$137,653	$456,012	$(318,359)	(69.8)%
Working capital	260,924	521,456	(260,532)	(50.0)%

	Nine Months Ended April 30,
(In thousands)	2016	2015	Change	% Change
Operating cash flows	$207,498	$203,369	$4,129	2.0%
Investing cash flows	(142,969)	(47,992)	(94,977)	197.9%
Financing cash flows	(379,575)	371,143	(750,718)	-202.3%

Capital expenditures	$(143,833)	$(49,079)	$(94,754)	193.1%
Principal payments on long-term debt	(37,500)	(331,250)	293,750	-88.7%
Cash and cash equivalents and working capital decreased at April 30, 2016 as compared to July 31, 2015 primarily due to repurchases of common stock as part of our tender offer and stock repurchase program, capital expenditures, payments on long-term debt and changes in operating assets, partially offset by cash generated from operations and the issuance of long-term debt. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through the issuance of new debt or additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $1.0 to $30.0 million, depending on size, location and developmental infrastructure requirements.
As of April 30, 2016, $96.4 million of the $137.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2016 as compared to the same period in 2015 due to improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $27.8 million and an increase in vehicle pooling costs of $4.4 million due to an increase in volume, partially offset by an increase in income taxes payable of $12.5 million.

Net cash used in investing activities increased for the nine months ended April 30, 2016 as compared to the same period in 2015 due primarily to an increase in capital expenditures and purchases of marketable securities, partially offset by proceeds from the sale of marketable securities. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, software development, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the nine months ended April 30, 2016 as compared to the same period in 2015 due primarily to a decrease in the issuance of long-term debt and an increase in repurchases of common stock as part of our stock repurchase program and tender offer, partially offset by decreased payments on long-term debt. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 8 – Stock Repurchases and under the subheadings "Credit Agreement", "Note Purchase Agreement", and Stock Repurchases.
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
Credit Agreement
On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was outstanding at April 30, 2016 and July 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014.
On March 15, 2016, we entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provides for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (Incremental Term Loan) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan, and decreased the quarterly amortization payments for that loan. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on our consolidated total net leverage ratio during the preceding fiscal quarter. We borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement. The principal purposes of these financing transactions were to increase the size and availability under our Revolving Loan Facility and to provide additional long-term financing. The remaining proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to our expansion strategies in domestic and international markets.
The Term Loan and Incremental Term Loan (collectively Term Loans), which as of April 30, 2016, had $300.0 million outstanding, amortized $18.8 million each quarter during December 31, 2014 through December 31, 2015, then amortizes $7.5 million each quarter, with all outstanding borrowings due on March 15, 2021. All amounts borrowed under the Term Loans may be prepaid without premium or penalty.
The Revolving Loan Facility and Term Loans under the Credit Agreement bear interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.125% to 1.0% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.125% to 2.0% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2016 on our variable interest rate debt was the one month LIBOR rate of 0.44% plus an applicable margin of 1.375%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2016, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of March 15, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.15% to 0.30%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2016 and July 31, 2015.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of April 30, 2016.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2016.
Related to the execution of the Credit Agreement, First Amendment to Credit Agreement, and the Note Purchase Agreement, we incurred $2.5 million in costs, of which $1.1 million was capitalized as debt issuance fees and $1.4 million was recorded as a reduction of the long-term debt proceeds as a debt discount. Both the debt issuance fees and debt discount are amortized to interest expense over the term of the respective debt instruments.
Stock Repurchases
On September 22, 2011, our board of directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 2,938,519 shares of our common stock during the nine months ended April 30, 2016 at a weighted average price of $40.13 per share totaling $117.9 million. We did not repurchase any common stock under the program during the nine months ended April 30, 2015. As of April 30, 2016, the total number of shares repurchased under the program was 53,456,801, and 44,543,199 shares were available for repurchase under the program.

On December 30, 2015, we completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 8,333,333 shares of our common stock at a purchase price of $39.00 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offer. The shares repurchased as a result of the tender offer are not part of our stock repurchase program.
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
Off-Balance Sheet Arrangements
As of April 30, 2016, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. We are pursuing our claim for damages, and defending against KPIT’s claim for damages.
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
No single customer accounted for more than 10% of our revenue during the nine months ended April 30, 2016. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected the pricing for sales services in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, Brazil Clean Companies Act, India's Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 21.6% of our common stock as of April 30, 2016. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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
We have or will initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member and the Market Maker program through which registered members can open Copart storefronts with Internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public will involve material expenditures and we cannot predict what future benefit, if any, will be derived.

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
Changes in laws or the interpretation of laws, including foreign laws and regulations, affecting the import and export of salvage vehicles may have an adverse effect on our business and financial condition.
Our Internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of vehicles now represent a significant part of our total buyer base. As a result our foreign buyers may be subject to a variety of foreign laws and regulations, including the imposition of import duties by foreign countries. Changes in laws and regulations that restrict the importation of vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. In addition, we and our vehicle buyers must work with foreign customs agencies and other non-U.S. governmental officials, who are responsible for the interpretation of these laws. Any inability to obtain requisite approvals or agreements from such authorities could adversely impact the ability of our buyers to import vehicles into foreign countries. In addition, any disputes or disagreements with foreign agencies or officials over import duties or similar matters, including disagreements over the value assigned to imported vehicles, could adversely affect our costs and the ability and costs of our buyers to import vehicles into foreign countries. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad, any failure to comply with non-U.S. laws or regulatory interpretations, or any legal or regulatory interpretations that significantly increase our costs or the costs of our buyers could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services and our ability to compete in non-U.S. markets.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. In recent years, the amount of goodwill on our consolidated balance sheets has increased substantially, principally as a result of a series of acquisitions we have made in North America, the U.K., Brazil, Germany, the U.A.E., and Spain in fiscal 2013 and 2014. As of April 30, 2016, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $267.4 million.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended April 30, 2016:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (1)
Balance at January 31, 2016	—	$—	—	47,481,718
February 1, 2016 through February 29, 216	—	$—	—	47,481,718
March 1, 2016 through March 31, 2016	2,938,519	$40.13	2,938,519	44,543,199
April 1, 2016 through April 30. 2016	—	$—	—	44,543,199
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

ITEM 6. EXHIBITS

a)	Exhibits

3.1	Copart, Inc. Certificate of Incorporation
10.10	First Amendment to Credit Agreement (incorporated by reference herein to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 17, 2016 (File No. 000-23255))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
and Accounting Officer and duly Authorized Officer)
Date: May 26, 2016