Form 10-K
period 2016-07-31
COPART INC
filed 2016-09-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 29, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,337,942,326 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of September 27, 2016, 114,161,199 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2016, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2016

i

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2016, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Copart™, VB2™, BID4U™, CI & Design™, Cars with Heart™, 1-800 CAR BUYER™, VB3™ and CrashedToys.com™ are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), the United Arab Emirates (U.A.E.), Oman, Bahrain, Brazil, Ireland, Spain, and India. We also provide vehicle remarketing services in Germany.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks and financial institutions, charities, car dealerships, municipalities, fleet operators and vehicle rental companies. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S., Canada, Brazil, the U.A.E., Oman, Bahrain, Ireland, Spain, and India, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We converted all of our U.S. and Canada sales to VB2 during fiscal 2004 and we converted our U.K. sales to VB2 during fiscal 2008. VB2 opened our sales process to registered buyers (whom we refer to as "members") anywhere in the world with access to the Internet. This technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility or over the Internet during the preview period. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe the implementation of VB2 increased the pool of available buyers for each sale, which resulted in added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions. In August 2013, we launched our Virtual Bidding Third Generation (VB3), an Internet auction-style sales technology that was built on VB2. VB3 adds several enhancements which focuses on expanding auction attendance and increasing bidding volume. To attract new members and grow our membership base, VB3 allows non-registered members to view auctions via our website and our mobile applications. In addition, VB3 includes a completely redesigned auction interface, enabling members to fit multiple auction windows on their screen, while simultaneously viewing more vehicle photos and information at the time of live Internet bidding.

For fiscal 2016, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 49.1% of total vehicles sold; 29.3% of vehicles were sold to out of state members within the U.S. and 19.8% were sold to International members, based on registration.

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

•	providing a comprehensive range of customer services that includes merchandising services, efficient title processing, timely pick-up and delivery of vehicles, and Internet sales;

•	establishing and efficiently integrating new facilities and acquisitions;

•	increasing the number of bidders that can participate at each sale through the ease and convenience of Internet bidding;

•
applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with members and sellers, vehicle imaging, and an online used vehicle parts locator service; and

•
providing the venue for insurance customers through our Virtual Insured Exchange (VIX) product to contingently sell a vehicle through the auction process to establish its true value, enabling the insurance customer to access market value information when negotiating with owners who wish to retain their damaged vehicles.

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in the overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) the growth in non-insurance company sellers. For fiscal 2016, our revenues were $1.3 billion and our operating income was $406.5 million.

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

In fiscal 2015, we opened facilities in Manama, Bahrain; Muscat, Oman; and Moncton, Canada.

In fiscal 2016, we opened facilities in Sonepat, India; Castledermot, Ireland; Algete, Spain; Dallas, Wilmer and Temple, Texas; Colorado Springs and Denver, Colorado; and Cartersville, Georgia.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program (PIP), where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to or from our facility, storage of the vehicle, and other incidental costs. Under the consignment program or fixed fee program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own, and is primarily generated in the U.K.

Operating costs consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle towing, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under the purchase contracts. Costs associated with general and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, information technology, and marketing expenses.

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. Sellers generally auction or sell their vehicles on a consignment basis either for a fixed fee or a percentage of the sales price. On occasion, companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based on the vehicles’ estimated pre-accident cash value and the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction, we sell substantially all of our vehicles on our Internet selling platform VB3, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as banks and financial institutions, charities, car dealerships, fleet operators and vehicle rental companies, the primary sellers of vehicles are insurance companies.

Automobile manufacturers continuously incorporate new standard features, including unibody construction utilizing exotic metals, passenger safety cages with surrounding crumple zones to absorb impacts, plastic and ceramic components, airbags, adaptive headlights, computer systems, advanced cameras, collision warning systems, and navigation systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are costlier to repair and, accordingly, more likely to be deemed a total loss for insurance purposes. The primary buyers of the vehicles are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some states, the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the general public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

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

We believe the primary factors that insurance companies consider when selecting an auction and vehicle remarketing services company include:

•	the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the ACV);

•	the services provided by the company and the degree to which such services reduce their administrative costs and expenses;

•	the price the company charges for its services;

•	geographic coverage;

•	the ability to respond to natural disasters;

•	the ability to provide analytical data to the seller; and

•	in the U.K., in certain situations, the actual amount paid for the vehicle.

In the U.K., some insurance companies tender periodic contracts for the purchase of salvaged vehicles. Under these circumstances, insurance companies will generally award the contract to the company that is willing to pay the highest price for the vehicles.

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

Operating and Growth Strategy

Our growth strategy is to increase our revenues and profitability by, among other things, (i) acquiring and developing new facilities in key markets including foreign markets; (ii) pursuing national and regional vehicle supply agreements; and (iii) expanding our online auctions and vehicle remarketing service offerings to sellers and members. In addition, to maximize gross sales proceeds and cost efficiencies at each of our acquired facilities, we introduce our (i) pricing structure; (ii) selling processes; (iii) operational procedures; (iv) management information systems; and (v) when appropriate, redeploy existing personnel.

As part of our overall expansion strategy, our objective is to increase our revenues, operating profits, and market share in the vehicle sales industry. To implement our growth strategy, we intend to continue to do the following:

Acquire and Develop New Vehicle Storage Facilities in Key Markets Including Foreign Markets

Our strategy is to offer integrated services to vehicle sellers on a global, national or regional basis by acquiring or developing facilities in new and existing markets. We integrate our new acquisitions into our global network and capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of our operating procedures.

Pursue Global, National and Regional Vehicle Supply Agreements

Our broad global presence enhances our ability to enter into local, regional, national or global supply agreements with vehicle sellers. We actively seek to establish national and regional supply agreements with insurance companies by promoting our ability to achieve high net returns and broader access to buyers through our national coverage and electronic commerce capabilities. By utilizing our existing insurance company seller relationships, we are able to build new seller relationships and pursue additional supply agreements in existing and new markets.

Expand Our Service Offerings to Sellers and Members

Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the Internet, national coverage, the ability to respond on a national scale and, for our members, the implementation of VB3 real-time bidding at substantially all of our facilities, permitting members at any location worldwide to participate in the sales at our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

Geographic Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the U.S., Canada, the U.K., the U.A.E., Oman, Bahrain, Brazil, Ireland, Spain and India. In Germany and Spain we also provide online vehicle remarketing services. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

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

•	specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;

•	interactive online counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder;

•	second chance bidding, which allows the second highest bidder the opportunity to purchase the vehicle for the seller’s current minimum bid after the high bidder fails to consummate the purchase; and

•	Night Cap sales, which provides an additional opportunity for bidding on vehicles that have not previously achieved their minimum bid.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating facilities. Since becoming a public company in 1994, we have completed acquisitions of facilities in the U.S., Canada, the U.K., the U.A.E., Brazil, Germany, and Spain. As part of our acquisition and integration strategy, we seek to:

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics although recent changes in management structure and continued growth in our International region have resulted in the change in our reportable segments. Our revenues for the year ended July 31, 2016 were distributed as follows: U.S. 80.1% and International 19.9%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2016, 2015 and 2014 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included under in Part II, Item 8 of this 10-K.

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

Salvage Estimation Services

We offer Copart ProQuote, a proprietary service that assists sellers in the vehicle claims evaluation process by providing online salvage value estimates, which helps sellers determine whether to repair a particular vehicle or deem it a total loss.

Estimating Services

We offer vehicle sellers in the U.K. estimating services for vehicles taken to our facilities. Estimating services provide our insurance company sellers repair estimates which allow the insurance company to determine if the vehicle is a total loss vehicle. If the vehicle is determined to be a total loss, it is generally assigned to us to sell.

End-of-Life Vehicle Processing

In the U.K., we are an authorized treatment facility for the disposal of end-of-life vehicles.

Virtual Insured Exchange (VIX)

We provide the venue for insurance customers to enter a vehicle into a sealed bid sale to establish its true value, thereby enabling the insurance customer to access market value information when negotiating with owners who wish to retain their damaged vehicles.

Transportation Services

We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the U.K., we perform transportation services through a combination of our fleet of over 200 vehicles and third-party vehicle transport companies.

Vehicle Inspection Stations

We offer some of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our facilities. We have over 70 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

On-Demand Reporting

We provide vehicle sellers with real time data for vehicles that we process for the particular seller. This includes vehicle sellers’ gross and net returns on each vehicle, service charges, and other data that enable our vehicle sellers to more easily administer and monitor the vehicle disposition process. In addition, we have developed a database containing over 300 fields of real-time and historical information accessible by our sellers allowing for their generation of custom ad hoc reports and customer specific analysis.

DMV Processing

We have extensive expertise in DMV document and title processing for salvage vehicles. We have developed a computer system which provides a direct link to the DMV computer systems of multiple states, allowing us to expedite the processing of vehicle title paperwork.

Flexible Vehicle Processing Programs

At the election of the seller, we sell vehicles pursuant to our Percentage Incentive Program (PIP), Consignment Program, or Purchase Program.

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

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to members and to individuals who have not registered to view auctions via our website and our mobile application, anywhere in the world where Internet access is available. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility during the preview days, or over the Internet. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the Internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated group of employees in the U.S. that target these dealers and work with them throughout the sales process.

CashForCars.com

We provide the general public with a fast and convenient method to sell their vehicles. Anyone can call 1-800-Cash-For-Cars or go to CashForCars.com and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle, we give them a check for their vehicle and then sell the vehicle on our own behalf.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues for fiscal 2016, 2015 and 2014. We obtained 83% of the total number of vehicles processed during fiscal 2016 and 2015 and 81% for fiscal 2014, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days’ notice.

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

We market our services to vehicle sellers through an in-house sales force that utilizes a variety of sales techniques, including targeted mailing of our sales literature, telemarketing, follow-up personal sales calls, Internet search engines, employee referrals, tow shop referrals, participation in trade shows and vehicle and insurance industry conventions. We market our services to franchise and independent dealerships, as well as the general public under CashForCars.com. We may, when appropriate, provide vehicle sellers with detailed analysis of the net return on vehicles and a proposal setting forth ways in which we believe that we can improve net returns on vehicles and reduce administrative costs and expenses.

During the last three years, a majority of our revenue was generated within the U.S. and a majority of our long-lived assets are located within the U.S. Please see Note 14 — Segments and Other Geographic Reporting in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

We maintain a database of thousands of registered members in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member a person must complete a basic application either online or through our mobile applications. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our sales, subject to local licensing and permitting requirements. In certain venues, we may sell to the general public either directly or members may transact business at any of our sales via a registered broker who meets local licensing and permitting requirements. A member may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via e-mail notifications, sales notices, telemarketing, direct mail, in-location marketing, social media, radio, television, and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include KAR Auction Services, Inc. (formerly ADESA, Inc. and Insurance Auto Auctions, Inc.); Auction Broadcasting Company, LLC; and Manheim, Inc. The largest national dismantler is LKQ Corporation (LKQ). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are primarily privately held independent remarketers.

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

We have invested in production data centers that are designed to continuously run the business, even in the event of an emergency. The data centers' electrical and mechanical systems are continually monitored. The data centers are located in areas generally considered to be free of frequent weather-related disasters and earthquakes. We operate fully redundant infrastructure to ensure ongoing operations, even in the event of physical damage to one of our data centers.

We have developed a proprietary system to enable us to address our international expansion needs. This proprietary system is designed to provide multi-language and multi-currency capabilities. We began using our new internally developed proprietary system with our expansion into Spain and India in fiscal 2016. We intend to continue development of this system and implement in certain additional international locations during fiscal 2017.

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and internally developed a proprietary solution in its place. As a result in fiscal 2014, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Employees

As of July 31, 2016, we had 4,844 full-time employees, of whom 697 were engaged in general and administrative functions and 4,147 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

United States	International	Total Employees
3,823	1,021	4,844

Environmental Matters

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

Governmental Regulations

Our operations are subject to regulation, supervision and licensing under various federal, national, international, provincial, state and local statutes, ordinances and regulations. The acquisition and sale of damaged and recovered stolen vehicles is regulated by various state, provincial and foreign motor vehicle departments. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our storage facilities. These zoning requirements vary from location to location. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance, in all material respects, with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state and local governmental agencies in new markets.

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

No single customer accounted for more than 10% of our revenue for fiscal 2016. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside the U.S., including recent expansions in Europe, Brazil, the Middle East, and India expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside the U.S. into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, and expansion into Ireland and India in fiscal 2016. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we will ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the European Union and the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

In some cases, the enforcement practices of governmental regulators in certain foreign areas and the procedural and substantive rights and remedies available to us may vary significantly from those in the United States, which could have an adverse effect on our business.

In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, Brazil Clean Companies Act, India's Prevention of Corruption Act, 1998 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.

We face risks associated with the implementation of our salvage auction model in markets that may not operate on the same terms as the U.S. market. For example, certain markets operate on a principal rather than agent basis, which may have an adverse impact on our gross margin percentages and expose us to inventory risks that we do not experience in the U.S.

Some of our target markets outside the U.S. operate in a manner substantially different than our historic market in the U.S. For example, new markets may operate either wholly or partially on the principal model, in which the vehicle is purchased then resold for our own account, rather than the agency model employed in the U.S., in which we generally act as a sales agent for the legal owner of vehicles. Further, operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in the U.S., Canada, and the U.K. has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, insurers have traditionally been less involved in the disposition of salvage vehicles. As we expand into markets outside the U.S., Canada, and the U.K., we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers. Any failure of new markets to adopt our business model could adversely affect our consolidated results of operations and financial position.

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

We have transitioned various functionality of our previously planned third-party enterprise operating system to an internally developed proprietary system, and we may experience difficulties operating our business as we work to develop and design this system.

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and internally developed a proprietary solution in its place. The ongoing design, development, and implementation of our enterprise operating systems carry certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our new internally developed proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our new internally developed proprietary system with our expansion into Spain and India in fiscal 2016.

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

We are constantly evaluating and implementing new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. We have further enhanced our security protocols based on the investigation we conducted in response to the security incident. Nevertheless, we cannot provide assurances that our efforts to address prior data security incidents and mitigate against the risk of future data security incidents or system failures will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised again in the future, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated financial position and results of operations.

Our business is exposed to risks associated with online commerce security and credit card fraud.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To securely transmit confidential information such as customer credit card numbers, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses transmitted via the Internet and other points of access. While we proactively check for intrusions into our infrastructure, a new or undetected virus could cause a service disruption.

We maintain an information security program and our processing systems incorporate multiple levels of protection in order to address or otherwise mitigate these risks. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer losses in the future. Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. As such, we have implemented certain anti-fraud measures, including credit card verification procedures; however, a failure to adequately prevent fraudulent credit card transactions could adversely affect our consolidated financial position and results of operations.

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

We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. For example, in October 2015, a European court decision invalidated the U.S.-EU Safe Harbor framework which allowed us and other companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the U.S. We may find it necessary or desirable to modify our data handling practices as a result of this court decision, and it may serve as a basis for our personal data handling practices to be challenged or otherwise adversely impact our business. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.

Implementation of our online auction model in new markets may not result in the same synergies and benefits that we achieved when we implemented the model in the U.S., Canada, and the U.K.

We believe that the implementation of our proprietary auction technologies across our operations over the last decade had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base, increasing the average selling price for vehicles sold through our sales, and lowering expenses associated with vehicle sales.

We implemented our online system across all of our U.S., Canada, and U.K. salvage yards beginning in fiscal 2004 and 2008, respectively, and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. We cannot predict whether these synergies will also be realized in new markets.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2014, we acquired a facility in Montreal, Canada. In fiscal 2015, we opened new facilities in Bahrain, Oman, and Moncton, Canada. In fiscal 2016, we opened new facilities in Castledermot, Ireland; Sonepat, India; Algete, Spain; and in the U.S. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

Our intellectual property rights include patents relating to our auction technologies, as well as trademarks, trade secrets, copyrights and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations and financial position.

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

We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in the U.S., Canada, Brazil, U.A.E., Oman, Bahrain, Ireland, and India. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 21.1% of our common stock as of July 31, 2016. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman; A. Jayson Adair, our Chief Executive Officer; and Vincent W. Mitz, our President, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The Internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

•	enhance our existing services;

•	develop and license new services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices in a cost-effective and timely basis.

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

Participants in the salvage vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including but not limited to those governing vehicle registration, the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of salvage vehicle buyers and may decrease demand for our vehicles.

Changes in laws or the interpretation of laws, including foreign laws and regulations, affecting the import and export of vehicles may have an adverse effect on our business and financial condition.

Our Internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of vehicles now represent a significant part of our total buyer base. As a result our foreign buyers may be subject to a variety of foreign laws and regulations, including the imposition of import duties by foreign countries. Changes in laws and regulations that restrict the importation of vehicles into foreign countries may reduce the demand for vehicles and impact our ability to maintain or increase our international buyer base. In addition, we and our vehicle buyers must work with foreign customs agencies and other non-U.S. governmental officials, who are responsible for the interpretation of these laws. Any inability to obtain requisite approvals or agreements from such authorities could adversely impact the ability of our buyers to import vehicles into foreign countries. In addition, any disputes or disagreements with foreign agencies or officials over import duties or similar matters, including disagreements over the value assigned to imported vehicles, could adversely affect our costs and the ability and costs of our buyers to import vehicles into foreign countries. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad, any failure to comply with non-U.S. laws or regulatory interpretations, or any legal or regulatory interpretations that significantly increase our costs or the costs of our buyers could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services and our ability to compete in non-U.S. markets.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of July 31, 2016, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $260.2 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. For example, continued deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required with respect to our acquisitions in the U.S., Canada, the U.K., Brazil, Germany, the U.A.E. or Spain. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed our counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges we owe the State of Georgia. We filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015. On August 5, 2016, the DOR filed a response in which it denied all allegations noted in our appeal of the notice of assessment. We continue to substantiate our position that these transactions are nontaxable sales for resale by providing the DOR with documentation supporting the exempt nature of these sales.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the European Union and the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 70,000 square feet of office space under a lease which expires in fiscal 2024. In the U.S., we own or lease facilities in every state except North Dakota, Rhode Island, South Dakota, Vermont and Wyoming. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta and New Brunswick. In the U.K., we own or lease 16 operating facilities. In Brazil, we own or lease six operating facilities. In Ireland and Spain we own one operating facility. In the U.A.E., Oman, Bahrain, and India, we lease one operating facility in each country. In Germany and Spain, we operate online platforms. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.        Legal Proceedings

Legal Proceedings

We are subject to threats of litigation and are involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. The material pending legal proceedings to which we are party, or of which our property is subject, include the following matters.

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. We are pursuing our claim for damages, and defending against KPIT’s claim for damages.

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

On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed our counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges we owe the State of Georgia. We filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015. On August 5, 2016, the DOR filed a response in which it denied all allegations noted in our appeal of the notice of assessment. We continue to substantiate our position that these transactions are nontaxable sales for resale by providing the DOR with documentation supporting the exempt nature of these sales.

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

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2016, there were 110,122,060 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 27, 2016, we had 1,044 stockholders of record. On July 31, 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $50.44 per share.

	2016		2015
	High	Low	High	Low
Fourth Quarter	$51.31	$42.49	$36.80	$33.36
Third Quarter	$42.84	$33.11	$38.50	$35.48
Second Quarter	$39.67	$33.01	$37.81	$33.14
First Quarter	$36.74	$32.90	$34.92	$29.93

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business. The Credit Agreement to which we are a party contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, pay dividends, subject to certain exceptions. For further detail see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings "Credit Agreement" and "Note Purchase Agreement".

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

Repurchase of Our Common Stock

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2016, we repurchased 2,938,519 shares of our common stock at a weighted average price of $40.13 per share totaling $117.9 million. For fiscal 2015, we repurchased 231,500 shares of our common stock at a weighted average price of $36.02 per share totaling $8.3 million. For fiscal 2014, we did not repurchase any shares of our common stock. As of July 31, 2016, the total number of shares repurchased under the program was 53,456,801 and 44,543,199 shares were available for repurchase under our program.

On July 9, 2015, we completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 13,888,888 shares of our common stock at a purchase price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, we accepted for payment an aggregate of 6,254,061 shares of our common stock at a purchase price of $36.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, the Company completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of its common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 8,333,333 shares of its common stock at a purchase price of $39.00 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offers. The shares purchased as a result of the tender offers were not part of our stock repurchase program.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Fiscal 2014
First Quarter	—	$—	—	47,713,218
Second Quarter	—	$—	—	47,713,218
Third Quarter	—	$—	—	47,713,218
Fourth Quarter	—	$—	—	47,713,218
Fiscal 2015
First Quarter	—	$—	—	47,713,218
Second Quarter	—	$—	—	47,713,218
Third Quarter	—	$—	—	47,713,218
Fourth Quarter(2)	6,485,561	$36.00	231,500	47,481,718
Fiscal 2016
First Quarter	—	$—	—	47,481,718
Second Quarter(3)	8,333,333	$39.00	—	47,481,718
Third Quarter	2,938,519	$40.13	2,938,519	44,543,199
May 1, 2016 through May 31, 2016	—	$—	—	44,543,199
June 1, 2016 through June 30, 2016	—	$—	—	44,543,199
July 1, 2016 through July 31, 2016	—	$—	—	44,543,199

(1)
The Company's stock repurchase program was announced on February 20, 2003. On September 22, 2011, the Company's board of directors approved a 40 million share increase in the Company's stock repurchase program, bringing the total current authorization to 98 million shares. The repurchase may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.

(2)
Consists of 6,254,061 shares repurchased in connection with the tender offer at a purchase price of $36.00 per share and 231,500 shares repurchased through our publicly announced stock repurchase program.

(3)
8,333,333 shares were repurchased by the Company through its modified "Dutch Auction" tender offer under which the Company was to purchase up to 7,317,073 shares of its common stock at a price not greater than $41.00 nor less than $38.00 per share. The tender offer was announced on November 23, 2015 and was completed on December 30, 2015.

During fiscal 2016, 2015 and 2014, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $15.0 million, $3.8 million and $0.1 million for the years ended July 31, 2016, 2015 and 2014, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2014—Q1	14,000	$16.43	7,241	2,519	4,240	$31.77	$80
FY 2015—Q1	201,333	19.59	124,621	35,416	41,296	31.65	1,121
FY 2015—Q3	139,690	20.27	76,021	20,656	43,013	37.27	770
FY 2015—Q4	200,000	12.02	66,602	52,158	81,240	36.08	1,882
FY 2016—Q4	1,130,000	18.64	410,648	293,152	426,200	51.30	15,039

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2016.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2016 since July 31, 2011, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	Fiscal Year Ended July 31,
	2011	2012	2013	2014	2015	2016
Copart, Inc.	$100.00	$109.37	$149.64	$153.65	$165.85	$232.17
NASDAQ Composite	$100.00	$109.35	$137.07	$167.99	$197.62	$200.22
NASDAQ Industrial	$100.00	$105.11	$145.01	$162.89	$192.89	$199.91
NASDAQ Q-50 (NXTQ)	$100.00	$94.53	$127.70	$159.62	$183.66	$182.06

*
Assumes that $100.00 was invested on July 31, 2011 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Fiscal Year Ended July 31,
	2016 (1)	2015 (2)	2014 (2)	2013 (2)	2012 (2)
(In thousands, except per share)
Operating Data
Revenues	$1,268,449	$1,146,079	$1,163,489	$1,046,386	$924,191
Operating income	406,470	344,401	274,934	282,992	286,353
Income before income taxes	395,865	332,069	270,035	276,872	278,056
Income taxes	125,505	112,286	91,348	96,847	95,937
Net income	$270,360	$219,783	$178,687	$180,025	$182,119
Basic net income per common share	$2.36	$1.75	$1.42	$1.44	$1.42
Weighted average common shares outstanding	114,423	125,914	125,693	124,912	128,120
Diluted net income per common share	$2.21	$1.67	$1.36	$1.39	$1.39
Diluted weighted average common shares outstanding	122,147	131,425	131,230	129,781	131,428

Balance Sheet Data
Cash and cash equivalents	$155,849	$456,012	$158,668	$63,631	$140,112
Working capital	220,523	521,456	168,007	67,893	134,908
Total assets	1,649,820	1,798,660	1,506,121	1,333,316	1,155,648
Total debt	640,492	644,514	302,218	371,292	442,472
Stockholders’ equity	774,456	964,464	1,003,499	762,401	561,117

(1)
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this standard, all excess tax benefits and tax deficiencies related to exercises of stock options are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. We early adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis.

(2)
In connection with our adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as of July 31, 2016, prior year debt balances have been retrospectively adjusted to include a direct deduction of unamortized debt issuance costs, resulting in a reclassification of $1.3 million, $0.7 million, $1.2 million, and $1.6 million of debt issuance costs as of July 31, 2015, 2014, 2013, and 2012, respectively, to long-term debt for the respective periods. Prior to the adoption of ASU 2015-03, the unamortized debt issuance costs were included in other assets on our consolidated balance sheets.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2016, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Ireland, Spain and India. We also provide vehicle remarketing services in Germany and Spain.

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

In the U.S., Canada, Brazil, the U.A.E., Oman, Bahrain, Ireland, Spain and India, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

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

Our revenue is impacted by several factors, including salvage frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on salvage frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Salvage frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in salvage frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease salvage frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis, increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.5 years in 2015. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in salvage frequency.

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

Liquidity and Cash Flows: Our primary source of working capital is cash operating results and debt financing. The primary source of our liquidity is our cash and cash equivalents and Revolving Loan Facility. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) salvage frequency; (vi) increased volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; and (xii) our capital expenditures. These factors are further discussed in the Results of Operations and Risk Factors sections of this Annual Report on Form 10-K.

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain, Ireland and India with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth facilities that we have acquired or opened from August 1, 2013 through July 31, 2016:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Seaford, Delaware	Greenfield	July 2014	United States
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Colorado Springs, Colorado	Greenfield	May 2016	United States
Denver, Colorado	Greenfield	July 2016	United States
Cartersville, Georgia	Greenfield	July 2016	United States
Montreal, Quebec	Acquisition	November 2013	Canada
Moncton, New Brunswick	Greenfield	July 2015	Canada
Itaquaquecetuba, Brazil (São Paulo)	Greenfield	January 2014	Brazil
Algete, Spain (Madrid)	Greenfield	July 2016	Spain
Manama, Bahrain	Greenfield	May 2015	Bahrain
Muscat, Oman	Greenfield	June 2015	Oman
Sonepat, India (New Delhi)	Greenfield	October 2015	India
Castledermot, Ireland	Greenfield	April 2016	Ireland

The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our U.K. acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It has been our practice and remains our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2016, 2015 and 2014:

	Year Ended July 31,
(In percentages)	2016	2015	2014
Service revenues and vehicle sales:
Service revenues	87%	86%	82%
Vehicle sales	13%	14%	18%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	46%	46%	45%
Cost of vehicle sales	11%	12%	15%
General and administrative	11%	12%	14%
Impairment of long-lived assets	—%	—%	3%
Total operating expenses	68%	70%	77%
Operating income	32%	30%	23%
Other (expense) income	(1)%	(1)%	—%
Income before income taxes	31%	29%	23%
Income taxes	10%	10%	8%
Net income	21%	19%	15%

Comparison of Fiscal Years ended July 31, 2016, 2015 and 2014

The following table presents a comparison of service revenues for fiscal 2016, 2015 and 2014:

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Service revenues
United States	$958,558	$848,149	$830,561	$110,409	13.0%	$17,588	2.1%
International	145,821	137,214	127,852	8,607	6.3%	9,362	7.3%
Total service revenues	$1,104,379	$985,363	$958,413	$119,016	12.1%	$26,950	2.8%

Service Revenues. The increase in service revenues for fiscal 2016 of $119.0 million, or 12.1% as compared to fiscal 2015 came from (i) growth in the U.S. of $110.4 million and (ii) growth in International of $8.6 million. The growth in the U.S. was driven primarily by increased volume, partially offset by lower average auction selling prices, which we believe is due to lower commodity prices. The increase in volume in the U.S. was derived from (i) growth from existing suppliers, driven by what we believe was an increase in salvage frequency, and (ii) growth in the number of units sold from new and expanded contracts with insurance companies. Excluding a detrimental impact of $11.8 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates, the growth in International of $20.4 million was driven primarily by increased volume in the U.K. as we increased our market share and a marginal increase in revenue per car.

The increase in service revenues for fiscal 2015 of $27.0 million, or 2.8% as compared to fiscal 2014 came from (i) growth in the U.S. of $17.6 million and (ii) growth in International of $9.4 million. The growth in the U.S. was driven primarily by increased volume, partially offset by a decrease in revenue per car due to lower average auction selling prices, which we believe is due to lower commodity prices. The increase in volume in the U.S. primarily came from existing suppliers as we believe there may have been an increase in the overall growth in the salvage market driven by increased salvage frequency. Excluding a detrimental impact of $8.9 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates, the growth in International of $18.3 million was driven primarily by increased volume in the U.K. as we increased our market share and a marginal increase in revenue per car.

The following table presents a comparison of vehicle sales for fiscal 2016, 2015 and 2014:

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Vehicle sales
United States	$57,478	$54,730	$63,098	$2,748	5.0%	$(8,368)	(13.3)%
International	106,592	105,986	141,978	606	0.6%	(35,992)	(25.4)%
Total vehicle sales	$164,070	$160,716	$205,076	$3,354	2.1%	$(44,360)	(21.6)%

Vehicle Sales. The increase in vehicle sales for fiscal 2016 of $3.4 million, or 2.1% as compared to fiscal 2015 came from (i) an increase in the U.S. of $2.7 million and (ii) an increase in International of $0.6 million. The growth in the U.S. was primarily the result of increased volume, partially offset by lower average auction selling prices, which we believe is due to lower commodity prices and a change in the mix of vehicles sold. The growth in International was primarily the result of increased volume, partially offset by a $7.0 million detrimental impact due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, and lower average selling prices driven by increased open market purchase activity from the general public.

The decrease in vehicle sales for fiscal 2015 of $44.4 million, or 21.6% as compared to fiscal 2014 came from (i) a decline in International of $36.0 million and (ii) a decline in the U.S. of $8.4 million. The decline in International was primarily the result of decreased volume in the U.K. from insurance sellers and lower average auction selling prices, driven by decreased insurance volume and increased open market purchase activity from the general public, and included a $5.1 million detrimental impact due to changes in foreign currency exchanges rates, primarily from the change in the British pound to U.S. dollar exchange rate. The decline in the U.S. was primarily the result of decreased open market purchase activity from the general public and lower average auction selling prices, which we believe is due to lower commodity prices.

The following table presents a comparison of yard operations expense for fiscal 2016, 2015 and 2014:

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Yard operations expenses
United States	$494,146	$440,517	$437,744	$53,629	12.2%	$2,773	0.6%
International	88,758	85,774	82,679	2,984	3.5%	3,095	3.7%
Total yard operations expenses	$582,904	$526,291	$520,423	$56,613	10.8%	$5,868	1.1%

Yard operations expenses, excluding depreciation and amortization
United States	$468,528	$413,985	$408,442	$54,543	13.2%	$5,543	1.4%
International	80,718	77,389	75,765	3,329	4.3%	1,624	2.1%

Yard depreciation and amortization
United States	$25,618	$26,532	$29,301	$(914)	(3.4)%	$(2,769)	(9.5)%
International	8,040	8,385	6,915	(345)	(4.1)%	1,470	21.3%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2016 of $56.6 million, or 10.8% as compared to fiscal 2015 came from (i) an increase in the U.S. of $53.6 million, primarily from growth in volume and a marginal increase in the cost to process each car; (ii) an increase in International of $3.0 million related primarily to growth in volume in the U.K., partially offset by the beneficial impact of $7.0 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates. Included in yard operations expenses were depreciation and amortization expenses. The decreases in yard operations depreciation and amortization expenses resulted primarily from certain assets becoming fully depreciated in the U.S.

The increase in yard operations expenses for fiscal 2015 of $5.9 million, or 1.1% as compared to fiscal 2014 was the result of (i) an increase in the U.S. of $2.8 million, primarily from growth in volume in the U.S. and partially offset by a decrease in the cost to process each car in the U.S., primarily driven by operational efficiencies and the integration of the Salvage Parent, Inc., acquisition which closed in the fourth quarter of fiscal 2013; (ii) a $3.1 million increase in International primarily due to growth in volume, partially offset by the beneficial impact of $4.8 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates. Included in our U.S. yard operations expenses for fiscal 2014 were severance and lease termination costs of $4.0 million, primarily associated with the integration of the Salvage Parent, Inc. acquisition.

The following table presents a comparison of cost of vehicle sales for fiscal 2016, 2015 and 2014:

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$55,866	$52,232	$59,902	$3,634	7.0%	$(7,670)	(12.8)%
International	85,093	84,180	114,591	913	1.1%	(30,411)	(26.5)%
Total cost of vehicle sales	$140,959	$136,412	$174,493	$4,547	3.3%	$(38,081)	(21.8)%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2016 of $4.5 million, or 3.3% as compared to fiscal 2015 was the result of (i) an increase in the U.S. of $3.6 million and (ii) an increase in International of $0.9 million. The increase in the U.S. was primarily the result of increased volume, partially offset by lower average purchase prices, which we believe is due to lower commodity prices and a change in the mix of vehicles sold. The increase in International was primarily the result of increased volume, partially offset by the beneficial impact of $5.6 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates, and lower average purchases prices driven by increased open market purchase activity from the general public.

The decrease in cost of vehicle sales for fiscal 2015 of $38.1 million, or 21.8% as compared to fiscal 2014 came from (i) a decline in International of $30.4 million, which included the beneficial impact of $4.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, and (ii) a decline in the U.S. of $7.7 million. The decline in International resulted primarily from decreased volume in the U.K. from insurance sellers and lower average purchase prices, driven by decreased insurance volume and increased open market purchase activity from the general public. The decline in the U.S. was primarily the result of decreased open market purchase activity from the general public and lower average purchase prices.

The following table presents a comparison of general and administrative expenses for fiscal 2016, 2015 and 2014:

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
General and administrative expenses
United States	$118,315	$120,140	$143,525	$(1,825)	(1.5)%	$(23,385)	(16.3)%
International	19,801	18,835	21,010	966	5.1%	(2,175)	(10.4)%
Total vehicle sales	$138,116	$138,975	$164,535	$(859)	(0.6)%	$(25,560)	(15.5)%

General and administrative expenses, excluding depreciation and amortization
United States	$104,850	$110,433	$128,312	$(5,583)	(5.1)%	$(17,879)	(13.9)%
International	18,349	16,886	18,713	1,463	8.7%	(1,827)	(9.8)%

General and administrative depreciation and amortization
United States	$13,465	$9,707	$15,213	$3,758	38.7%	$(5,506)	(36.2)%
International	1,452	1,949	2,297	(497)	(25.5)%	(348)	(15.2)%

General and Administrative Expenses. The decrease in general and administrative expenses for fiscal 2016 of $0.9 million, or 0.6% as compared to fiscal 2015 came primarily from a decrease in the U.S. of $1.8 million, partially offset by an increase in International of $1.0 million as we continue to expand in these markets. The decrease in the U.S. of $5.6 million, excluding depreciation and amortization, resulted from decreased expenditures on technology development; partially offset by the overall growth in labor costs and professional services associated with domestic expansion, increased stock-based payment compensation and increased depreciation and amortization expenses. The increases in depreciation and amortization expenses came primarily from depreciating certain technology assets placed into service in the U.S.

The decrease in general and administrative expenses for fiscal 2015 of $25.6 million, or 15.5% as compared to fiscal 2014 came primarily from a decrease in the U.S. of $23.4 million as a result of the integration of the Salvage Parent, Inc. acquisition, the relocation of our technology department being completed in fiscal 2014, decreased expenditures on technology development, a decrease in stock-based payment compensation and a decrease in depreciation and amortization expenses. Included in fiscal 2014 was $7.5 million in lease termination, severance and relocation costs associated with the integration of the Salvage Parent, Inc. acquisition, which was finalized in fiscal 2014, and the relocation of our technology department from California to our Dallas, Texas corporate headquarters. The decrease in depreciation and amortization expenses came primarily from a decrease in the U.S. as a result of certain assets becoming fully amortized.

The following table summarizes impairment, total other expenses and income taxes for fiscal 2016, 2015 and 2014:

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Impairment	$—	$—	$29,104	—	—%	(29,104)	(100.0)%
Total other expenses	(10,605)	(12,332)	(4,899)	1,727	14.0%	(7,433)	(151.7)%
Income taxes	125,505	112,286	91,348	13,219	11.8%	20,938	22.9%

Impairment. During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and internally developed a proprietary solution in its place. As a result in fiscal 2014, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of the software.

Other (Expense) Income. The decrease in total other expense for fiscal 2016 of $1.7 million, or 14.0% as compared to fiscal 2015 was primarily due to increased currency gains in International, primarily in the U.K. of $8.3 million, partially offset by an increase in interest expense of $5.5 million as a result of the additional long-term debt issued in December 2014, March 2016 and July 2016. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt.

The increase in total other expense for fiscal 2015 of $7.4 million, or 151.7% as compared to fiscal 2014 was primarily due to an increase in interest expense of $9.4 million as a result of the additional long-term debt issued in December 2014, partially offset by increased currency gains in International, primarily in the U.K. of $2.1 million. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt

Income Taxes. Our effective income tax rates were 31.7%, 33.8%, and 33.8% for fiscal 2016, 2015 and 2014, respectively. During the year ended July 31, 2016, we early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts the accounting for share-based payments, including income tax consequences. As a result of the adoption, we recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders' equity. The decrease in the overall tax rate was driven by fluctuations in U.S. tax laws, the geographical allocation of our taxable income, and the adoption of ASU 2016-09.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2016, 2015 and 2014, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Cash and cash equivalents	$155,849	$456,012	$158,668	$(300,163)	(65.8)%	$297,344	187.4%
Working capital	220,523	521,456	168,007	(300,933)	(57.7)%	353,449	210.4%

	Year Ended July 31,			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Operating cash flows	$332,498	$265,076	$262,594	$67,422	25.4%	$2,482	0.9%
Investing cash flows	(172,876)	(81,915)	(92,103)	(90,961)	(111.0)%	10,188	11.1%
Financing cash flows	(448,496)	120,362	(76,823)	(568,858)	(472.6)%	197,185	256.7%

Capital expenditures, including acquisitions	$(173,917)	$(79,153)	$(95,810)	$(94,764)	(119.7)%	$16,657	17.4%
Proceeds from revolving loan facility, net of repayments	238,000	—	—	238,000	100.0%	—	—%
Principal payments on long-term debt	(337,500)	(350,000)	(75,000)	12,500	3.6%	(275,000)	(366.7)%
Acquisitions	—	—	(14,300)	—	—%	14,300	100.0%
Cash and cash equivalents and working capital decreased for fiscal 2016 as compared to fiscal 2015 primarily due to repurchases of common stock as part of our tender offer and stock repurchase program, capital expenditures, payments on long-term debt and changes in operating assets, partially offset by cash generated from operations and the proceeds from our Revolving Loan Facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates. Cash and cash equivalents and working capital increased for fiscal 2015 as compared to fiscal 2014 primarily due to issuance of long-term debt of $700.0 million, cash generated from operations and decreases in capital expenditures, partially offset by increases in payments on long-term debt and repurchases of common stock.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $1.0 to $30.0 million, depending on size, location and developmental infrastructure requirements.

As of July 31, 2016, $111.2 million of the $155.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash used in operating activities increased for fiscal 2016 as compared to fiscal 2015 due to improved cash operating results from an increase in service revenues, partially offset by an increase in yard operations expenses, an increase in interest expense, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in accounts payable of $52.3 million, a decrease in accounts receivable of $33.8 million, a decrease in income taxes receivable of $11.8 million and a decrease in other assets of $6.0 million.

Net cash used in operating activities increased for fiscal 2015 as compared to fiscal 2014 due to improved cash operating results from an increase in service revenues and a decrease in general and administrative expenses, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $10.1 million, a decrease in accounts payable of $9.4 million and an increase in accounts receivable of $7.5 million, partially offset by a decrease in other assets.

Net cash used in investing activities increased for fiscal 2016 as compared to fiscal 2015 due primarily to increases in capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material non-cancelable commitments for future capital expenditures as of July 31, 2016. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software. The capitalized costs were $14.1 million, $8.8 million and $16.5 million for fiscal 2016, 2015 and 2014, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. During fiscal 2014, we recognized a charge of $29.1 million resulting primarily from the impairment of costs previously capitalized in connection with the development of business operating software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in investing activities decreased for fiscal 2015 as compared to fiscal 2014 due primarily to decreases in capital expenditures and cash used in acquisitions.

Net cash used in financing activities increased in fiscal 2016 as compared to fiscal 2015 primarily due to the repurchases of our common stock as part of our stock repurchase program and our tender offer as discussed in further detail under the subheading "Stock Repurchases", and a decrease in proceeds from the issuance of long-term debt. For further detail see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings "Credit Agreement" and "Note Purchase Agreement".

Net cash used in financing activities increased for fiscal 2015 as compared to fiscal 2014, primarily due to the issuance of long-term debt, and a $16.3 million change in bank overdraft, partially offset by repurchases of common stock as part of our stock repurchase program and our tender offer as discussed in further detail under the subheading "Stock Repurchases", and decreased proceeds of $6.8 million from the exercise of stock options. For further detail see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings "Credit Agreement" and "Note Purchase Agreement".

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2016, we repurchased 2,938,519 shares of our common stock at a weighted average price of $40.13 per share totaling $117.9 million. For fiscal 2015, we repurchased 231,500 shares of our common stock at a weighted average price of $36.02 per share totaling $8.3 million. For fiscal 2014, we did not repurchase any shares of our common stock. As of July 31, 2016, the total number of shares repurchased under the program was 53,456,801 and 44,543,199 shares were available for repurchase under our program.

On July 9, 2015, we completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 13,888,888 shares of our common stock at a purchase price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, we accepted for payment an aggregate of 6,254,061 shares of our common stock at a purchase price of $36.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, we completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 8,333,333 shares of our common stock at a purchase price of $39.00 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offers. The shares purchased as a result of the tender offers were not part of our stock repurchase program.

During fiscal 2016, 2015 and 2014, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $15.0 million, $3.8 million and $0.1 million for the years ended July 31, 2016, 2015 and 2014, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2014—Q1	14,000	$16.43	7,241	2,519	4,240	$31.77	$80
FY 2015—Q1	201,333	19.59	124,621	35,416	41,296	31.65	1,121
FY 2015—Q3	139,690	20.27	76,021	20,656	43,013	37.27	770
FY 2015—Q4	200,000	12.02	66,602	52,158	81,240	36.08	1,882
FY 2016—Q4	1,130,000	18.64	410,648	293,152	426,200	51.30	15,039

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2016:

	Payments Due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt, revolving loan facility, including current portion (1)	$75,000	$163,000	$—	$400,000	$—	$638,000
Interest payments on long-term debt, revolving loan facility, including current portion (1)	20,486	39,386	39,150	114,491	—	213,513
Operating leases (2)	23,217	36,333	22,624	61,904	—	144,078
Capital leases (2)	1,124	2,002	—	—	—	3,126
Tax liabilities (3)	—	—	—	—	25,641	25,641
Total contractual obligations	$119,827	$240,721	$61,774	$576,395	$25,641	$1,024,358

	Amount of Commitment Expiration Per Period
Commercial Commitments (4)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$15,310	$—	$—	$—	$—	$15,310

(1)
Revolving loan facility payments of $75.0 million and $163.0 million and related interest payments reflect management's intent for the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

(2)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(3)
Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions.

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

Credit Agreement

On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was outstanding at July 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. The Term Loan amortized $18.8 million per quarter. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014.

On March 15, 2016, we entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provides for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (Incremental Term Loan) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan, and decreased the quarterly amortization payments for that loan to $7.5 million per quarter. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on our consolidated total net leverage ratio during the preceding fiscal quarter. We borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement.

On July 21, 2016, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Second Amendment to Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021 and (d) increased covenant flexibility.

Concurrent with the closing of the Second Amendment to Credit Agreement, the Company prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty. The Second Amendment to Credit Agreement reduced the pricing levels under the Credit Agreement to a range of 0.125% to 0.20% in the case of the commitment fee, 1.00% to 1.75% in the case of the applicable margin for LIBOR loans, and 0.0% to 0.75% in the case of the applicable margin for base rate loans, in each case depending on the Company’s consolidated total net leverage ratio. The principal purposes of these financing transactions were to increase the size and availability under our Revolving Loan Facility and to provide additional long-term financing. The proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to our expansion strategies in domestic and international markets.

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2016 on our variable interest rate debt was the one month LIBOR rate of 0.49% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2016, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $238.0 million of outstanding borrowings under the Revolving Loan Facility as of July 31, 2016 and no outstanding borrowings as of July 31, 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of July 31, 2016.

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

On July 21, 2016, we entered into Amendment No. 1 to Note Purchase Agreement (the First Amendment to Note Purchase Agreement) which amended certain terms of the Note Purchase Agreement, including providing for increased flexibility substantially consistent with the changes included in the Second Amendment to Credit Agreement, including among other things increased covenant flexibility.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2016.

Related to the execution of the Credit Agreement, First Amendment to Credit Agreement, Second Amendment to Credit Agreement, and the Note Purchase Agreement, we incurred $3.4 million in costs, of which $2.0 million was capitalized as debt issuance fees and $1.4 million was recorded as a reduction of the long-term debt proceeds as a debt discount. During the year ended July 31, 2016, we recognized an expense of $0.6 million for prior capitalized costs into interest expense relating to the Second Amendment to Credit Agreement and payoff of the outstanding Term Loans. Both the debt issuance fees and debt discount are amortized to interest expense over the term of the respective debt instruments and are classified as reductions of the outstanding liability.

Off-Balance Sheet Arrangements

As of July 31, 2016, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

The services we provide to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of our current contracts, collecting the proceeds from the member. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement service fees meet the criteria for separate units of accounting. The revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The selling price of each service is determined based on management’s best estimate and is allotted based on the relative selling price method.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We are currently evaluating the impact of implementing ASU 2014-09 on the consolidated financial statements, as well as evaluating the adoption date and transition alternatives.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values for fiscal 2016 and 2015 due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt for additional fair value disclosures.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of July 31, 2016 and 2015 was $49.4 million and $65.1 million, respectively. Accumulated amortization expense related to software as of July 31, 2016 and 2015 totaled $20.9 million and $42.6 million, respectively. During the year ended July 31, 2016, we retired fully amortized capitalized software of $29.8 million, which were no longer being utilized.

During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and internally developed a proprietary solution in its place.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $2.3 million.

Valuation of Goodwill

We evaluate the impairment of goodwill for our reporting units annually or on an interim basis if certain indicators are present by comparing the fair value of the reporting unit to its carrying value. Future adverse changes in market conditions or poor operating results of the reporting units could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, Germany, and other emerging markets around the world. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not, the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2016, we have $5.4 million of valuation allowance arising from both our U.S. and International operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

Historically, our income tax provision has been sufficient to cover our actual income tax liabilities among the jurisdictions in which we operate. Nonetheless, our future effective tax rate could still be adversely affected by several factors, including (i) the geographical allocation of our future earnings; (ii) the change in tax laws or our interpretation of tax laws; (iii) the changes in governing regulations and accounting principles; (iv) the changes in the valuation of our deferred tax assets and liabilities; and (v) the outcome of the income tax examinations. We routinely assess the possibilities of material changes resulting from the aforementioned factors to determine the adequacy of our income tax provision. The repatriation of our accumulated foreign earnings could also affect our effective tax rate, nevertheless, we intend to indefinitely reinvest these earnings in our foreign operations and do not anticipate the need for any of our foreign subsidiaries’ cash in the U.S. operations. Accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Based on our results for the twelve months ended July 31, 2016, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $4.0 million.

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

Stock-based Payment Compensation

We account for our stock-based awards to employees and non-employees using the fair value method. Compensation cost related to stock-based payment transactions are recognized based on the fair value of the equity or liability instruments issued. Determining the fair value of options using the Black-Scholes Merton option pricing model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated results of operations and financial position. During the year ended July 31, 2016, we early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts the accounting for share-based payments, including income tax consequences. As a result of the adoption, we recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders' equity.

Foreign Currency Translation

We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, and Euro are the functional currencies of our foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $500,000 stop loss per person. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date, including an estimate for reported and unreported claims. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies is $5.3 million as of July 31, 2016. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $1.8 million and our accrual for medical expenses would change by $0.4 million. If our total payroll changed by 10%, we estimate that our annual workers’ compensation expense and our accrual for workers’ compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Segment Reporting

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics although recent changes in management structure and continued growth in our International region have resulted in the change in our reportable segments. Our revenues for the year ended July 31, 2016 were distributed as follows: U.S. 80.1% and International 19.9%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2016, 2015 and 2014 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included under in Part II, Item 8 of this 10-K.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2016. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2016, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2016, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were $238.0 million as of July 31, 2016. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. If interest rates were to increase by 10%, our interest expense would increase by $2.4 million.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, Germany, and India. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Euro and Indian rupee. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Euro and Indian rupee would have resulted in a decrease in operating income of $6.6 million for fiscal 2016.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the European Union and the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2016, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $109.2 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Euro and Indian rupee would not have materially affected our consolidated financial position.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2016. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016 of Copart, Inc. and our report dated September 28, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 28, 2016

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2016 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2016 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2016 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2016 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Number Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2016 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	Financial statements:
Our consolidated financial statements at July 31, 2016 and 2015 and for each of the three years in the period ended July 31, 2016 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer (Principal Executive Officer and Director)

Date: September 28, 2016

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw, Chief Financial Officer (Principle Financial and Accounting Officer and duly Authorized Officer)

Date: September 28, 2016

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair and Jeffrey Liaw, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	September 28, 2016
A. Jayson Adair

/s/ Jeffrey Liaw	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2016
Jeffrey Liaw

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 28, 2016
Willis J. Johnson

/s/ VINCENT W. MITZ	President and Director	September 28, 2016
Vincent W. Mitz

/s/ JAMES E. MEEKS	Director	September 28, 2016
James E. Meeks

/s/ STEVEN D. COHAN	Director	September 28, 2016
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 28, 2016
Daniel Englander

/s/ THOMAS N. TRYFOROS	Director	September 28, 2016
Thomas N. Tryforos

/s/ MATT BLUNT	Director	September 28, 2016
Matt Blunt

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements, the Company changed its method for certain aspects of share-based payments to employees as a result of the early adoption of the FASB Accounting Standards Update No. 2016-09, “Improvements to Employee Share-based Payment Accounting,” effective August 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated September 28, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 28, 2016

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$155,849	$456,012
Accounts receivable, net	266,270	215,696
Vehicle pooling costs	28,599	24,949
Inventories	10,388	8,613
Income taxes receivable	18,751	6,092
Deferred income taxes	1,444	3,396
Prepaid expenses and other assets	18,005	19,824
Total current assets	499,306	734,582
Property and equipment, net	816,791	700,402
Intangibles, net	11,761	17,857
Goodwill	260,198	271,850
Deferred income taxes	23,506	28,840
Other assets	38,258	45,129
Total assets	$1,649,820	$1,798,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$192,379	$147,452
Deferred revenue	4,628	3,724
Income taxes payable	5,625	8,279
Current portion of long-term debt, revolving loan facility, and capital lease obligations	76,151	53,671
Total current liabilities	278,783	213,126
Deferred income taxes	3,816	5,322
Income taxes payable	25,641	21,157
Long-term debt, revolving loan facility, and capital lease obligations	564,341	590,843
Other liabilities	2,783	3,748
Total liabilities	875,364	834,196

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—180,000,000 shares authorized; 110,122,060 and 120,156,340 shares issued and outstanding, respectively	11	12
Additional paid-in capital	392,445	407,808
Accumulated other comprehensive loss	(109,194)	(68,793)
Retained earnings	491,194	625,437
Total stockholders’ equity	774,456	964,464
Total liabilities and stockholders’ equity	$1,649,820	$1,798,660

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2016	2015	2014
Service revenues and vehicle sales:
Service revenues	$1,104,379	$985,363	$958,413
Vehicle sales	164,070	160,716	205,076
Total service revenues and vehicle sales	1,268,449	1,146,079	1,163,489
Operating expenses:
Yard operations	582,904	526,291	520,423
Cost of vehicle sales	140,959	136,412	174,493
General and administrative	138,116	138,975	164,535
Impairment of long-lived assets	—	—	29,104
Total operating expenses	861,979	801,678	888,555
Operating income	406,470	344,401	274,934
Other (expense) income:
Interest expense	(23,606)	(18,121)	(8,768)
Interest income	1,449	817	491
Other income, net	11,552	4,972	3,378
Total other expense	(10,605)	(12,332)	(4,899)
Income before income taxes	395,865	332,069	270,035
Income taxes	125,505	112,286	91,348
Net income	$270,360	$219,783	$178,687

Basic net income per common share	$2.36	$1.75	$1.42
Weighted average common shares outstanding	114,423	125,914	125,693

Diluted net income per common share	$2.21	$1.67	$1.36
Diluted weighted average common shares outstanding	122,147	131,425	131,230

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2016	2015	2014
Comprehensive income, net of tax:
Net income	$270,360	$219,783	$178,687
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	603	1,926	2,140
Reclassification adjustment of interest rate swaps, net (b)	(320)	(1,141)	(1,467)
Foreign currency translation adjustments	(40,684)	(49,518)	26,428
Total comprehensive income	$229,959	$171,050	$205,788

(a)	Net of tax effect of $(342), $(1,026) and $(1,125) for the years ended July 31, 2016, 2015 and 2014, respectively.

(b)	Net of tax effect of $178, $582 and $744 for the years ended July 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2013	125,494,995	$13	$368,769	$(47,161)	$440,780	$762,401
Net income	—	—	—	—	178,687	178,687
Currency translation adjustment	—	—	—	26,428	—	26,428
Interest rate swaps, net of tax effects	—	—	—	673	—	673
Exercise of stock options, net of repurchased shares	566,404	—	10,349	—	(463)	9,886
Employee stock-based payment compensation and related tax benefit	—	—	23,085	—	—	23,085
Shares issued for Employee Stock Purchase Plan	81,967	—	2,339	—	—	2,339
Balances at July 31, 2014	126,143,366	13	404,542	(20,060)	619,004	1,003,499
Net income	—	—	—	—	219,783	219,783
Currency translation adjustment	—	—	—	(49,518)	—	(49,518)
Interest rate swaps, net of tax effects	—	—	—	785	—	785
Exercise of stock options, net of repurchased shares	397,520	—	2,193	—	(1,509)	684
Employee stock-based payment compensation and related tax benefit	—	—	19,636	—	—	19,636
Shares issued for Employee Stock Purchase Plan	101,015	—	3,079	—	—	3,079
Shares repurchased	(6,485,561)	(1)	(21,642)	—	(211,841)	(233,484)
Balances at July 31, 2015	120,156,340	12	407,808	(68,793)	625,437	964,464
Net income	—	—	—	—	270,360	270,360
Currency translation adjustment	—	—	—	(40,684)	—	(40,684)
Interest rate swaps, net of tax effects	—	—	—	283	—	283
Exercise of stock options, net of repurchased shares	1,129,440	—	(372)	—	(742)	(1,114)
Employee stock-based payment compensation	—	—	20,631	—	—	20,631
Shares issued for Employee Stock Purchase Plan	108,132	—	3,369	—	—	3,369
Shares repurchased	(11,271,852)	(1)	(38,991)	—	(403,861)	(442,853)
Balances at July 31, 2016	110,122,060	$11	$392,445	$(109,194)	$491,194	$774,456

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$270,360	$219,783	$178,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	49,643	48,893	53,726
Allowance for doubtful accounts	1,175	(578)	1,087
Impairment of long-lived assets	—	—	29,104
Equity in losses of unconsolidated affiliates	895	—	—
Stock-based payment compensation	20,864	18,154	22,099
Excess tax benefit from stock-based payment compensation	—	(2,971)	(2,289)
Gain on sale of property and equipment	(54)	(918)	(1,461)
Deferred income taxes	5,740	4,365	(10,838)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54,213)	(20,417)	(12,870)
Vehicle pooling costs	(4,137)	(891)	(3,613)
Inventories	(2,509)	(1,731)	4,012
Prepaid expenses and other current assets	(738)	69	(4,500)
Other assets	4,164	10,125	(8,900)
Accounts payable and accrued liabilities	48,347	(3,926)	5,425
Deferred revenue	983	(438)	(661)
Income taxes receivable	(12,649)	(806)	9,267
Income taxes payable	2,788	(1,971)	2,816
Other liabilities	1,839	(1,666)	1,503
Net cash provided by operating activities	332,498	265,076	262,594
Cash flows from investing activities:
Purchases of property and equipment	(173,917)	(79,153)	(81,510)
Proceeds from sale of property and equipment	562	1,521	2,849
Proceeds from sale of assets held for sale	100	217	858
Investment in unconsolidated affiliate	—	(4,500)	—
Purchases of assets and liabilities in connection with acquisition, net of cash acquired	—	—	(14,300)
Purchases of marketable securities	(21,119)	—	—
Proceeds from sale of marketable securities	21,498	—	—
Net cash used in investing activities	(172,876)	(81,915)	(92,103)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,240	3,634	10,412
Excess tax benefit from stock-based payment compensation	—	2,971	2,289
Proceeds from the issuance of Employee Stock Purchase Plan shares	3,369	3,079	2,339
Repurchases of common stock	(457,894)	(237,306)	(572)
Change in bank overdraft	—	—	(16,291)
Proceeds from the issuance of long-term debt, net of discount	93,468	698,939	—
Proceeds from revolving loan facility, net of repayments	238,000	—	—
Debt offering costs	(1,179)	(955)	—
Principal payments on long-term debt	(337,500)	(350,000)	(75,000)
Net cash (used in) provided by financing activities	(448,496)	120,362	(76,823)
Effect of foreign currency translation	(11,289)	(6,179)	1,369
Net (decrease) increase in cash and cash equivalents	(300,163)	297,344	95,037
Cash and cash equivalents at beginning of period	456,012	158,668	63,631
Cash and cash equivalents at end of period	$155,849	$456,012	$158,668
Supplemental disclosure of cash flow information:
Interest paid	$23,606	$18,121	$8,768
Income taxes paid, net of refunds	$127,981	$109,925	$82,813

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

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

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies, as well as cars sourced from the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Ireland, Spain and India, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account. In Germany and Spain, the Company derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

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

The services provided to the seller of a vehicle involve disposing of a vehicle on the seller’s behalf and, under most of the Company’s current contracts, collecting the proceeds from the member. The Company applies Accounting Standard Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13) for revenue recognition. Pre-sale services, including towing, title processing, preparation and storage, as well as sale fees and other enhancement services meet the criteria for separate units of accounting. Revenue associated with each service is recognized upon completion of the respective service, net of applicable rebates or allowances. For certain sellers who are charged a proportionate fee based on the high bid of the vehicle, the revenue associated with the pre-sale services is recognized upon completion of the sale when the total arrangement is fixed and determinable. The estimated selling price of each service is determined based on management’s best estimate and allotted based on the relative selling price method.

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2014	$(18,992)
Loss on foreign currency translation	(49,518)
Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(40,684)
Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of July 31, 2016 and 2015, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8 — Long-Term Debt , Note 10 – Fair Value Measures, and Note 10 – Fair Value Measures.

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

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $6.8 million, $4.9 million, and $5.0 million for the years ended July 31, 2016, 2015 and 2014, respectively.

Other (Expense) Income

Other (expense) income consists primarily of interest expense, interest income, gains and losses from the disposal of fixed assets, rental income, earnings from unconsolidated affiliates, and currency related gains and losses.

Net Income Per Share

Basic net income per share amounts were computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts were computed by dividing consolidated net income by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding during the period using the treasury stock method. During the year ended July 31, 2016, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which caused an impact on dilutive potential common shares outstanding, as the Company excluded the excess tax benefits and deficiencies from the proceeds portion of the diluted earnings per share calculations as they are no longer recorded in equity, which caused dilutive potential common shares outstanding to increase for all periods in fiscal 2016.

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

Marketable Securities

Marketable securities consist of marketable equity securities and are classified as available-for-sale and stated at fair value. The cost basis of the marketable securities is based on the specific identification method. Unrealized gains or losses relating to available-for-sale securities are recorded in accumulated other comprehensive income, net of income taxes. Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of available-for-sale securities are included in other income. During the year ended July 31, 2016 the Company sold all of its marketable securities. The cost basis of the marketable securities was $21.1 million and proceeds from the sale of the marketable securities was $21.5 million resulting in a realized gain of $0.4 million recorded in other income.

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

The Company generally does not require collateral on its accounts receivable. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company does not have off-balance sheet credit exposure related to its customers and to date, the Company has not experienced significant credit-related losses.

No single customer accounted for more than 10% of total revenues for the years ended July 31, 2016, 2015 and 2014. As of July 31, 2016 and 2015, one customer accounted for more than 10% of the Company’s accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between five and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives: three to seven years for internally developed or purchased software; three to seven years for transportation and other equipment; three to ten years for office furniture and equipment; and 5 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

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

Goodwill and Other Identifiable Intangible Assets

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company performed its annual impairment test for goodwill during the fourth quarter of the year ended July 31, 2016, utilizing a market value and discounted cash flow approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indicators exist. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2016 and 2015 was $49.4 million and $65.1 million, respectively. Accumulated amortization expense related to software as of July 31, 2016 and 2015 totaled $20.9 million and $42.6 million, respectively. During the year ended July 31, 2016, the Company retired fully amortized capitalized software of $29.8 million, which were no longer being utilized.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31,
	2016	2015	2014
Expected life (in years)	5.3 – 7.2	5.3 – 7.2	5.1 – 7.1
Risk-free interest rate	1.16 – 2.06	1.58 – 2.26	1.55 – 2.3
Estimated volatility	21 – 26	22 – 28	20 – 25
Expected dividends	—%	—%	—%
Weighted average fair value at measurement date	$10.07	$10.18	$11.10

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

During the year ended July 31, 2016, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts the accounting for share-based payments, including income tax consequences, classification of awards and the classification on the consolidated statements of cash flows. As a result of the adoption, the Company recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders' equity.

Net cash proceeds from the exercise of stock options were $13.2 million, $3.6 million and $10.4 million for the years ended July 31, 2016, 2015 and 2014, respectively. The Company realized an income tax benefit of $3.0 million and $2.3 million from stock option exercises during the years ended July 31, 2015 and 2014, respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which has a $500,000 stop loss per person. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date, including an estimate for reported and unreported claims. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated results of operations, financial position or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2016 and 2015, the total amount reserved for related self-insured claims is $5.3 million and $5.8 million, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2016, 2015 and 2014, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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

Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics although recent changes in management structure and continued growth in the Company's International region have resulted in the change in the reportable segments. Prior period reportable segment information has been adjusted to reflect the change in reportable segments.

Recently Issued Accounting Pronouncements

Adopted

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the consolidated statements of cash flows. In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company early adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis. As a result of the adoption, the Company recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders' equity. The benefit was previously recorded within additional paid-in capital, representing the cumulative windfall tax benefit related to exercises of stock options. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The Company early adopted this guidance as of July 31, 2016. In connection with the Company's adoption of ASU 2015-03, prior year debt balances have been retrospectively adjusted to include a direct deduction of unamortized debt issuance costs, resulting in a reclassification of $1.3 million of debt issuance costs to long-term debt obligation. Prior to the adoption of ASU 2015-03, the unamortized debt issuance costs were included in other assets on the Company's consolidated balance sheets.

Pending

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for annual and interim periods within those annual reporting periods beginning after December 15, 2015. The Company’s adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017. ASU 2014-09 allows adoption with either retrospective application to each period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of implementing ASU 2014-09 on the consolidated financial statements, as well as evaluating the adoption date and transition alternatives.

NOTE 2 — Acquisitions

Fiscal 2016 and Fiscal 2015 Transactions
The Company made no acquisitions during the years ended July 31, 2016 and 2015.

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

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2016	2015
Advance charges receivable	$182,824	$143,724
Trade accounts receivable	86,455	73,773
Other receivables	1,111	1,187
	270,390	218,684
Less: allowance for doubtful accounts	(4,120)	(2,988)
Accounts receivable, net	$266,270	$215,696

Advance charges receivable represents unbilled amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2016	2015	2014
Balance at beginning of year	$2,988	$3,584	$2,683
Charged to costs and expenses	3,646	2,221	3,376
Deductions to bad debt	(2,514)	(2,817)	(2,475)
Balance at end of year	$4,120	$2,988	$3,584

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2016	2015
Transportation and other equipment	$85,083	$70,133
Office furniture and equipment	51,473	44,837
Software	49,426	65,072
Land	556,780	481,748
Buildings and leasehold improvements	489,566	453,965
	1,232,328	1,115,755
Less: accumulated depreciation and amortization	(415,537)	(415,353)
Property and equipment, net	$816,791	$700,402

Depreciation expense on property and equipment was $34.2 million, $34.9 million and $37.0 million for the years ended July 31, 2016, 2015 and 2014, respectively. Amortization expense of software was $8.5 million, $5.0 million and $9.8 million for the years ended July 31, 2016, 2015 and 2014, respectively. During the year ended July 31, 2016, the Company retired fully amortized capitalized software of $29.8 million, which were no longer being utilized.

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2016	2015
Beginning balance	$271,850	$283,780
Goodwill recorded during the period	—	(790)
Effect of foreign currency exchange rates	(11,652)	(11,140)
Ending balance	$260,198	$271,850

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed in the fourth quarter of fiscal 2016 and 2015 and goodwill was not impaired. As of July 31, 2016 and 2015, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2016	2015	2016	2015	2016	2015	2016	2015
Amortized intangibles:
Covenants not to compete	$1,702	$1,691	$(1,235)	$(900)	$467	$791	2	3
Supply contracts and customer relationships	26,471	27,506	(17,052)	(13,551)	9,419	13,955	3	4
Trade names	5,163	5,129	(3,423)	(2,467)	1,740	2,662	2	3
Licenses and databases	2,488	2,498	(2,353)	(2,049)	135	449	1	2
Intangibles, net	$35,824	$36,824	$(24,063)	$(18,967)	$11,761	$17,857

Aggregate amortization expense on intangible assets was $5.8 million, $6.8 million and $6.9 million for the years ended July 31, 2016, 2015 and 2014, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2016 intangible assets is expected to be as follows:

(In thousands)
2017	$5,428
2018	4,377
2019	832
2020	545
2021	265
Thereafter	314
Total future intangible amortization expense	$11,761

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2016	2015
Trade accounts payable	$30,087	$15,287
Accounts payable to sellers	46,866	42,230
Buyer deposits and prepayments	40,500	33,871
Accrued compensation and benefits	33,382	25,647
Accrued insurance	5,753	5,796
Other accrued liabilities	35,791	24,621
Total accounts payable and accrued expenses	$192,379	$147,452

The Company is partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date, including an estimate for reported and unreported claims. The estimated liability is not discounted and is established based upon analysis of historical data, including the severity of the Company’s frequency of claims, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate.

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

Credit Agreement

On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent, which superseded the Credit Facility. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million, none of which was outstanding at July 31, 2015 (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. The Term Loan amortized $18.8 million per quarter. Proceeds from the Credit Agreement were used to repay all outstanding amounts under the Credit Facility totaling $275.0 million at December 3, 2014.

On March 15, 2016, the Company entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provides for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (Incremental Term Loan) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan, and decreased the quarterly amortization payments for that loan to $7.5 million per quarter. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The Company borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement.

On July 21, 2016, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Second Amendment to Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021 and (d) increased covenant flexibility.

Concurrent with the closing of the Second Amendment to Credit Agreement, the Company prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty. The Second Amendment to Credit Agreement reduced the pricing levels under the Credit Agreement to a range of 0.125% to 0.20% in the case of the commitment fee, 1.00% to 1.75% in the case of the applicable margin for LIBOR loans, and 0.0% to 0.75% in the case of the applicable margin for base rate loans, in each case depending on the Company’s consolidated total net leverage ratio. The principal purposes of these financing transactions were to increase the size and availability under the Company's Revolving Loan Facility and to provide additional long-term financing. The proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.

The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company's consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2016 on the Company's variable interest rate debt was the one month LIBOR rate of 0.49% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2016, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $238.0 million of outstanding borrowings under the Revolving Loan Facility as of July 31, 2016 and no outstanding borrowings as of July 31, 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2016.

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

On July 21, 2016, the Company entered into Amendment No. 1 to Note Purchase Agreement (the First Amendment to Note Purchase Agreement) which amended certain terms of the Note Purchase Agreement, including providing for increased flexibility substantially consistent with the changes included in the Second Amendment to Credit Agreement, including among other things increased covenant flexibility.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2016.

Related to the execution of the Credit Agreement, First Amendment to Credit Agreement, Second Amendment to Credit Agreement, and the Note Purchase Agreement, the Company incurred $3.4 million in costs, of which $2.0 million was capitalized as debt issuance fees and $1.4 million was recorded as a reduction of the long-term debt proceeds as a debt discount. During the year ended July 31, 2016, the Company recognized an expense of $0.6 million for prior capitalized costs into interest expense relating to the Second Amendment to Credit Agreement and payoff of the outstanding Term Loans. Both the debt issuance fees and debt discount are amortized to interest expense over the term of the respective debt instruments and are classified as reductions of the outstanding liability.

As of July 31, 2016, future payments on the Revolving Loan Facility and Note Purchase Agreement were as follows:

(In thousands)	July 31, (1)
2017	$75,000
2018	163,000
2019	—
2020	—
2021	—
Thereafter	400,000
Total future payments	$638,000

(1)
Fiscal 2017 and 2018 payments assume payoff of the current portion of the Revolving Loan Facility in fiscal 2017 and the long-term portion of the Revolving Loan Facility in fiscal 2018 based on management's intent of the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

NOTE 9 — Derivatives and Hedging

The Company had entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps were designated effective cash flow hedges under ASC 815, Derivatives and Hedging. Each quarter, the Company measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The interest rate swaps expired in December 2015. The Company reclassified $0.5 million, $1.7 million, and $2.2 million for the years ended July 31, 2016, 2015 and 2014 respectively, out of other comprehensive income into interest expense.

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

NOTE 10 – Fair Value Measures
The following table summarizes the fair value of the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	July 31, 2016		July 31, 2015
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$8,422	$8,422	$2,121	$2,121
Total Assets	$8,422	$8,422	$2,121	$2,121
Liabilities
Long-term variable rate debt, including current portion	$—	$—	$243,750	$243,750
Long-term fixed rate debt, including current portion	430,375	430,375	403,375	403,375
Revolving loan facility	238,000	238,000	—	—
Interest rate swap derivative	—	—	446	446
Total Liabilities	$668,375	$668,375	$647,571	$647,571

During the year ended July 31, 2016, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies, Note 2 — Acquisitions, Note 8 — Long-Term Debt, and Note 9 — Derivatives and Hedging.

NOTE 11 — Stockholders’ Equity

General

The Company has authorized the issuance of 180 million shares of common stock, with a par value of $0.0001, of which 110,122,060 shares were issued and outstanding at July 31, 2016. As of July 31, 2016 and 2015, the Company had reserved 20,812,967 and 22,682,820 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 989,811 and 1,097,943 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2016 or 2015, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the we deem appropriate and may be discontinued at any time. For fiscal 2016 we repurchased 2,938,519 shares of our common stock at a weighted average price of $40.13 per share totaling $117.9 million. For fiscal 2015, we repurchased 231,500 shares of our common stock at a weighted average price of $36.02 per share totaling $8.3 million. For fiscal 2014, we did not repurchase any common stock. As of July 31, 2016, the total number of shares repurchased under the program was 53,456,801 and 44,543,199 shares were available for repurchase under the program.

On July 9, 2015, the Company completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 13,888,888 shares of our common stock at a price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, we accepted for payment an aggregate of 6,254,061 shares of our common stock at a purchase price of $36.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, the Company completed a modified "Dutch Auction" tender offer, or tender offer, to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 8,333,333 shares of its common stock at a purchase price of $39.00 per share for a total value of $325.0 million. The Company's directors and executive officers did not participate in the tender offers. The shares purchased as a result of the tender offers were not part of the Company's stock repurchase program.

During fiscal 2016, 2015 and 2014, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $15.0 million, $3.8 million and $0.1 million for the years ended July 31, 2016, 2015 and 2014, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Share Price for Withholding	Tax Withholding (in 000s)
FY 2014—Q1	14,000	$16.43	7,241	2,519	4,240	$31.77	$80
FY 2015—Q1	201,333	19.59	124,621	35,416	41,296	31.65	1,121
FY 2015—Q3	139,690	20.27	76,021	20,656	43,013	37.27	770
FY 2015—Q4	200,000	12.02	66,602	52,158	81,240	36.08	1,882
FY 2016—Q4	1,130,000	18.64	410,648	293,152	426,200	51.30	15,039

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 5 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2016, 2015 and 2014 was 108,132; 101,015; and 81,967, respectively. As of July 31, 2016, there were 4,050,226 shares of common stock issued pursuant to the ESPP and 989,811 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 8.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2016, 1,360,067 shares were available for grant under the Plan.

In April 2009, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the April 14, 2009 special meeting of stockholders), approved the grant to each of Willis J. Johnson, the Company’s Chairman (and then Chief Executive Officer), and A. Jayson Adair, the Company’s Chief Executive Officer (and then President), of nonqualified stock options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $15.11 per share, which equaled the closing price of the Company’s common stock on April 14, 2009, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option became exercisable over five years, due to continued service by the executive, with 20% vesting on April 14, 2010, and the balance vesting ratably over the subsequent four years. Each option became fully vested due to continued service on April 14, 2014, the fifth anniversary of the date of grant. The total compensation expense recognized by the Company over the five year service period was $26.1 million per grant. The Company recognized no compensation expense in the years ended July 31, 2016 and 2015 and $7.2 million for the year ended July 31, 2014, relating to these grants.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $7.5 million in compensation expenses for these grants in the years ended July 31, 2016 and 2015, respectively and $4.7 million in 2014.

The following table details stock-based payment compensation expense included in the company’s consolidated statements of income:

	Year Ended July 31,
(In thousands)	2016	2015	2014
General and administrative	$18,194	$15,938	$19,489
Yard operations	2,670	2,216	2,610
Total stock-based payment compensation	$20,864	$18,154	$22,099

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2016 and 2015.

A summary of the status of the Company’s non-vested shares and its activity during the year ended July 31, 2016 was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2015	6,615	$10.48
Grants of non-vested shares	432	10.07
Vested	(2,074)	10.12
Forfeitures or expirations	(162)	8.63
Non-vested shares at July 31, 2016	4,811	$10.66

Stock option activity for the year ended July 31, 2016 was as follows:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2015	21,011	$23.65	5.78	$261,339
Grants of options	432	38.71
Exercises	(1,830)	19.19
Forfeitures or expirations	(162)	35.87
Outstanding as of July 31, 2016	19,451	$24.30	4.96	$508,401

Exercisable as of July 31, 2016	14,640	$20.47	3.91	$438,774

Vested and expected to vest as of July 31, 2016	19,121	$24.10	4.90	$503,601

As required by ASC 718, Compensation — Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2016 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2016. The aggregate intrinsic value of options exercised was $53.6 million, $13.4 million and $10.5 million in the years ended July 31, 2016, 2015 and 2014, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2016, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $45.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.99 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2016, 2015 and 2014 was $21.0 million, $19.5 million and $15.0 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2016:

(In thousands, except per share amount)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.08–$15.11	8,056	2.70	$15.09	8,056	$15.09
$16.38–$19.78	2,119	2.27	17.29	2,119	17.29
$20.56–$35.62	6,851	7.27	32.81	3,617	30.56
$35.72–$49.51	2,425	8.27	37.00	848	36.48
	19,451	4.96	24.30	14,640	20.47

NOTE 12 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2016	2015	2014
U.S.	$339,013	$286,169	$230,966
International	56,852	45,900	39,069
Total income before taxes	$395,865	$332,069	$270,035

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2016	2015	2014
Federal:
Current	$103,127	$95,468	$90,207
Deferred	7,019	5,841	(9,589)
	110,146	101,309	80,618
State:
Current	5,347	1,160	1,912
Deferred	151	(86)	(279)
	5,498	1,074	1,633
International:
Current	10,855	11,062	10,077
Deferred	(994)	(1,159)	(980)
	9,861	9,903	9,097
Income tax expense	$125,505	$112,286	$91,348

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	1.1	1.1
International rate differential	(1.8)	(1.9)	(2.1)
Compensation and fringe benefits (1)	(3.6)	0.1	0.1
Other differences	1.2	(0.5)	(0.3)
Effective tax rate	31.7%	33.8%	33.8%

(1)
Included in the compensation and fringe benefits rate reconciliation is the impact of the Company's early adoption, during the fourth quarter of fiscal 2016 on a modified retrospective basis, of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this standard, all excess tax benefits and tax deficiencies related to exercises of stock options are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$1,396	$992
Accrued compensation and benefits	43,594	40,391
State taxes	638	577
Accrued other	3,018	3,967
Deferred revenue	(545)	798
Property and equipment	14,170	16,957
Losses carried forward	3,312	4,362
Federal tax benefit	10,757	7,832
Total gross deferred tax assets	76,340	75,876
Less valuation allowance	(5,420)	(2,650)
Net deferred tax assets	70,920	73,226
Deferred tax liabilities:
Vehicle pooling costs	(8,871)	(7,749)
Prepaid insurance	(1,142)	(890)
Intangibles and goodwill	(39,773)	(37,673)
Total gross deferred tax liabilities	(49,786)	(46,312)
Net deferred tax assets	$21,134	$26,914

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2016	2015
U.S. current assets	$1,444	$3,396
U.S. non-current assets	23,506	28,856
International non-current liabilities	(3,816)	(5,338)
Net deferred tax assets	$21,134	$26,914

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2016 and 2015 was $5.4 million and $2.7 million, respectively.

As of July 31, 2016 and 2015, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate was $20.7 million and $17.4 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits:

	July 31,
(In thousands)	2016	2015	2014
Beginning balance	$17,428	$18,419	$17,178
Increases related to current year tax position	4,311	3,441	1,805
Prior year tax positions:
Prior year increase	1,120	599	2,997
Prior year decrease	—	—	(523)
Cash settlement	(412)	(225)	—
Lapse of statute of limitations	(1,732)	(4,806)	(3,038)
Ending balance	$20,715	$17,428	$18,419

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2016, 2015 and 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $4.9 million, $3.8 million and $5.4 million, respectively.

The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years 2011 to 2014. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

During the year ended July 31, 2016, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts the accounting for share-based payments, including income tax consequences, classification of awards and the classification on the consolidated statements of cash flows. As a result of the adoption, the Company recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders' equity.

In the years ended July 31, 2015 and 2014, the Company recognized a tax benefit of $3.0 million and $2.3 million, respectively, upon the exercise of certain stock options, which was reflected in stockholders’ equity.

The Company has not provided for U.S. federal income and foreign withholding taxes on its $146.0 million international subsidiaries’ undistributed earnings as of July 31, 2016, because the Company intends to reinvest such earnings indefinitely in its international operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new international markets; and (iii) other investments to help expand the Company's footprint in international emerging markets. The Company does not anticipate the need for any international cash in the U.S. operations. It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 13 — Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2016	2015	2014
Weighted average common shares outstanding	114,423	125,914	125,693
Effect of dilutive securities — stock options	7,724	5,511	5,537
Weighted average common and dilutive potential common shares outstanding	122,147	131,425	131,230

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 5,797,007; 5,905,374; and 3,684,735 options to purchase the Company’s common stock for the years ended July 31, 2016, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

During the year ended July 31, 2016, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which caused an impact on dilutive potential common shares outstanding, as the Company excluded the excess tax benefits and deficiencies from the proceeds portion of the diluted earnings per share calculations as they are no longer recorded in equity, which caused dilutive potential common shares outstanding to increase for all periods in fiscal 2016.

NOTE 14 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics although recent changes in management structure and continued growth in the Company's International region have resulted in the change in the reportable segments. Prior period reportable segment information has been adjusted to reflect the change in the Company's reportable segments. Intercompany income (expense) primarily related to charges for services provided by the U.S. segment.

The following tables present financial information by segment:

	Year Ended July 31, 2016
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$1,016,036	$252,413	$1,268,449
Yard operations	494,146	88,758	582,904
Cost of vehicle sales	55,866	85,093	140,959
General and administrative	118,315	19,801	138,116
Operating income	347,709	58,761	406,470
Interest (expense) income, net	(23,178)	1,021	(22,157)
Other income, net	1,216	10,336	11,552
Intercompany income (expense)	13,266	(13,266)	—
Income before income taxes	339,013	56,852	395,865
Income taxes	115,667	9,838	125,505
Net income	$223,346	$47,014	$270,360

Depreciation and amortization	$39,083	$9,492	$48,575
Capital expenditures, including acquisitions	153,451	20,466	173,917
Total assets	1,249,755	400,065	1,649,820
Goodwill	179,906	80,292	260,198

	Year Ended July 31, 2015
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$902,880	$243,199	$1,146,079
Yard operations	440,517	85,774	526,291
Cost of vehicle sales	52,232	84,180	136,412
General and administrative	120,140	18,835	138,975
Operating income	289,991	54,410	344,401
Interest (expense) income, net	(17,622)	318	(17,304)
Other income, net	2,707	2,265	4,972
Intercompany income (expense)	11,093	(11,093)	—
Income before income taxes	286,169	45,900	332,069
Income taxes	102,379	9,907	112,286
Net income	$183,790	$35,993	$219,783

Depreciation and amortization	$36,238	$10,335	$46,573
Capital expenditures, including acquisitions	64,769	14,384	79,153
Total assets	1,404,946	393,714	1,798,660
Goodwill	176,890	94,960	271,850

	Year Ended July 31, 2014
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$893,659	$269,830	$1,163,489
Yard operations	437,744	82,679	520,423
Cost of vehicle sales	59,902	114,591	174,493
General and administrative	143,525	21,010	164,535
Impairment of long-lived assets	29,104	—	29,104
Operating income	223,384	51,550	274,934
Interest (expense) income, net	(5,738)	(2,539)	(8,277)
Other income, net	3,485	(107)	3,378
Intercompany income (expense)	9,835	(9,835)	—
Income before income taxes	230,966	39,069	270,035
Income taxes	82,223	9,125	91,348
Net income	$148,743	$29,944	$178,687

Depreciation and amortization	$44,516	$9,210	$53,726
Capital expenditures, including acquisitions	59,724	36,086	95,810
Total assets	1,090,774	415,347	1,506,121
Goodwill	176,695	107,085	283,780

NOTE 15 — Commitments and Contingencies

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

The future minimum lease commitments for the next five fiscal years, under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year were as follows:

	Year Ended July 31,
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Subtotal	Less Amount Representing Interest	Total
Operating leases	$23,217	$20,154	$16,179	$12,777	$9,847	$61,904	$144,078	$—	$144,078
Capital leases	1,124	1,093	909	—	—	—	3,126	(194)	2,932

Facilities rental expense for the years ended July 31, 2016, 2015 and 2014 was $21.6 million, $21.7 million and $26.4 million, respectively. Yard operations equipment rental expense for the years ended July 31, 2016, 2015 and 2014 was $3.1 million, $3.6 million and $3.0 million, respectively.

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $15.3 million at July 31, 2016, which are primarily used to secure certain insurance obligations.

Contingencies

Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. The material pending legal proceedings to which the Company is a party, or of which any of the Company’s property is subject, include the following matters.

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The Company is pursuing its claim for damages, and defending against KPIT’s claim for damages.

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

On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed the Company's counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges the Company owes the State of Georgia. The Company filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015. On August 5, 2016, the DOR filed a response in which it denied all allegations noted in the Company's appeal of the notice of assessment. The Company continues to substantiate its position that these transactions are nontaxable sales for resale by providing the DOR with documentation supporting the exempt nature of these sales.

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

NOTE 16 — Guarantees — Indemnifications to Officers and Directors

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

NOTE 17 — Related Party Transactions

The Company leases certain of its facilities from officers of the Company under various lease agreements. Rental payments under these leases totaled $0.1 million, $0.8 million, and $1.4 million for the years ended July 31, 2016, 2015 and 2014, respectively.

During the year ended July 31, 2016, the Company acquired interest in a partnership, partially owned by an executive, which held the lease on property where the Company is operating a facility which totaled $2.0 million. During the year ended July 31, 2015, the Company purchased a property previously leased from an executive for $11.9 million. During the year ended July 31, 2014, the Company purchased three commercial properties from an executive who relocated to the corporate headquarters in Dallas, Texas for $1.8 million.

There were no amounts due to or from related parties as of July 31, 2016 and 2015 that are not separately or previously disclosed.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $0.8 million for the years ended July 31, 2016, 2015 and 2014, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $0.6 million, $0.7 million, and $0.6 million for the years ended July 31, 2016, 2015 and 2014, respectively, related to this plan.

NOTE 19 — Quarterly Financial Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2016	First (2)	Second (2)	Third (2)	Fourth
Total revenue	$288,838	$299,706	$347,246	$332,659
Gross margin	120,861	124,614	157,647	141,464
Operating income	86,246	92,085	121,948	106,191
Income before income taxes	81,760	91,552	116,568	105,985
Net income	52,610	59,007	74,623	84,120
Basic net income per common share	$0.44	$0.50	$0.68	$0.77
Diluted net income per common share	$0.41	$0.47	$0.63	$0.71

	Fiscal Quarter
Fiscal Year 2015	First	Second	Third	Fourth
Total revenue	$290,386	$276,258	$297,142	$282,293
Gross margin	122,308	114,867	127,417	118,784
Operating income	82,401	80,468	94,767	86,765
Income before income taxes	82,223	80,104	88,296	81,446
Net income	52,615	52,193	57,563	57,412
Basic net income per common share	$0.42	$0.41	$0.46	$0.46
Diluted net income per common share	$0.40	$0.40	$0.44	$0.44

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)
Net income and earnings per share data were revised from previously reported amounts due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. See Note 1 — Summary of Significant Accounting Policies.

NOTE 20 — Subsequent Events
Exercise of Stock Options

In September 2016, certain executives exercised, on a net issuance basis, options to acquire an aggregate of 9,000,000 shares of the Company's common stock subject to options outstanding under the Company's 2001 Stock Plan and 2007 Equity Incentive Plan, as well as pursuant to a stand-alone stock option agreements dated April 14, 2009. As a result of the exercise and the executives' surrender of shares to satisfy the exercise price and tax withholding obligations, the Company issued the executives a net number of 3,667,853 shares of its common stock. All shares surrendered to satisfy the exercise price and tax withholding obligations were canceled.
Drawdown Under Credit Agreement

In September 2016, the Company initiated a drawdown of $135.0 million under the Company's existing Revolving Loan Facility. These funds are being used for general corporate purposes, including working capital and capital expenditures, as well as the satisfaction of the Company’s tax withholding obligations on behalf of certain executives, arising from their exercise of stock options, as described above.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.2	January 10, 2012
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003,between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
			8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2		Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
4.3		Amendment to Preferred Stock Rights Agreement, as of January 10, 2013, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.3	January 10, 2012
10.1	*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.2	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Registration Statement on Form S-8 (File No. 333-193244), Exhibit No. 4.1	January 9, 2014
10.3	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.4	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.5	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.6	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.7	*	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010
10.8	*	Amendment to Credit Agreement between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.9	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.10	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.11	*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Registrant’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.12	*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Registrant and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.13	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.14		Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.15	*	Executive Officer Employment Agreement between the Registrant and John Lindle, dated June 1, 2013	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	September 30, 2013
10.16		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 4, 2014
10.17		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 4, 2014
10.18		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.19	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.20	*
Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 and 1,500,000 shares of the Registrant’s common stock to A. Jayson Adair and Vincent W. Mitz, respectively.
			Registration Statement on Form S-8 (File No. 333-193244), Exhibit No. 4.2	January 9, 2014
10.21	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and A. Jayson Adair.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	June 4, 2015
10.22	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and Vincent W. Mitz.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	June 4, 2015

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.23	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.24	*	Executive Officer Employment Agreement, effective August 1, 2014, between the Registrant and Rama Prasad.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.27	November 24, 2015
10.25
First Amendment to Credit Agreement, dated as of March 15, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 17, 2016
10.26
Second Amendment to Credit Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2016
10.27		First Amendment to Note Purchase Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto and the purchasers party thereto.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	July 27, 2016
14.01		Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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