Form 10-Q
period 2016-10-31
COPART INC
filed 2016-11-30
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 29, 2016, 114,586,095 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2016

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$168,421	$155,849
Accounts receivable, net	294,358	266,270
Vehicle pooling costs	31,284	28,599
Inventories	8,918	10,388
Income taxes receivable	110,923	18,751
Deferred income taxes	711	1,444
Prepaid expenses and other assets	16,096	18,005
Total current assets	630,711	499,306
Property and equipment, net	840,587	816,791
Intangibles, net	10,241	11,761
Goodwill	255,093	260,198
Deferred income taxes	1,912	23,506
Other assets	31,852	38,258
Total assets	$1,770,396	$1,649,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$175,969	$192,379
Deferred revenue	3,975	4,628
Income taxes payable	6,583	5,625
Current portion of revolving loan facility and capital lease obligations	171,151	76,151
Total current liabilities	357,678	278,783
Deferred income taxes	3,380	3,816
Income taxes payable	26,867	25,641
Long-term debt, revolving loan facility and capital lease obligations, net of discount	573,030	564,341
Other liabilities	2,034	2,783
Total liabilities	962,989	875,364
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 114,511,998 and 110,122,060 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	416,125	392,445
Accumulated other comprehensive loss	(127,969)	(109,194)
Retained earnings	519,240	491,194
Total stockholders’ equity	807,407	774,456
Total liabilities and stockholders’ equity	$1,770,396	$1,649,820

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2016	2015
Service revenues and vehicle sales:
Service revenues	$307,078	$250,967
Vehicle sales	38,913	37,871
Total service revenues and vehicle sales	345,991	288,838
Operating expenses:
Yard operations	167,611	135,909
Cost of vehicle sales	33,087	32,068
General and administrative	40,469	34,615
Total operating expenses	241,167	202,592
Operating income	104,824	86,246

Other (expense) income:
Interest expense	(5,959)	(5,724)
Interest income	337	211
Other income, net	3,332	1,027
Total other expenses	(2,290)	(4,486)
Income before income taxes	102,534	81,760
Income tax (benefit) expense	(64,746)	29,150
Net income	$167,280	$52,610

Basic net income per common share	$1.48	$0.44
Weighted average common shares outstanding	112,718	120,155

Diluted net income per common share	$1.41	$0.41
Diluted weighted average common shares outstanding	118,879	127,144
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2016	2015
Comprehensive income, net of tax:
Net income	$167,280	$52,610
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	—	440
Reclassification adjustment of interest rate swaps, net (b)	—	(219)
Unrealized gain on available-for-sale securities, net (c)	—	495
Foreign currency translation adjustments	(18,775)	(6,663)
Total comprehensive income	$148,505	$46,663

(a)	Net of tax effect of $(191) for the three months ended October 31, 2015.

(b)	Net of tax effect of $122 for the three months ended October 31, 2015.

(c)	Net of tax effect of $(279) for the three months ended October 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$167,280	$52,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	14,820	11,562
Allowance for doubtful accounts	22	1,032
Equity in losses of unconsolidated affiliates	349	158
Stock-based payment compensation	5,085	5,414
Loss (gain) on sale of property and equipment	38	(60)
Deferred income taxes	22,088	(870)
Changes in operating assets and liabilities:
Accounts receivable	(29,472)	(16,910)
Vehicle pooling costs	(2,935)	(1,741)
Inventories	1,152	(511)
Prepaid expenses and other current assets	1,392	(1,115)
Other assets	(202)	(1,036)
Accounts payable and accrued liabilities	(14,828)	77
Deferred revenue	(602)	(5)
Income taxes receivable	(92,172)	5,136
Income taxes payable	2,615	23,483
Other liabilities	(337)	(433)
Net cash provided by operating activities	74,293	76,791
Cash flows from investing activities:
Purchases of property and equipment	(38,209)	(20,167)
Proceeds from sale of property and equipment	85	343
Proceeds from sale of assets held for sale	105	100
Investment in unconsolidated affiliate	(1,050)	—
Purchases of marketable securities	—	(21,119)
Net cash used in investing activities	(39,069)	(40,843)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,977	368
Payments for employee stock-based tax withholdings	(134,615)	—
Proceeds from revolving loan facility, net of repayments	103,900	—
Principal payments on long-term debt	—	(18,750)
Net cash used in financing activities	(16,738)	(18,382)
Effect of foreign currency translation	(5,914)	(662)
Net increase in cash and cash equivalents	12,572	16,904
Cash and cash equivalents at beginning of period	155,849	456,012
Cash and cash equivalents at end of period	$168,421	$472,916
Supplemental disclosure of cash flow information:
Interest paid	$5,428	$5,723
Income taxes paid, net of refunds	$2,677	$1,292
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2016
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks and financial institutions, charities, car dealerships, fleet operators, vehicle rental companies, as well as cars sourced from the general public. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Germany, Ireland, Spain and India, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicle outright from the insurance company and reselling the vehicle for its own account. In Germany and Spain, the Company also derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of October 31, 2016 and July 31, 2016, its consolidated statements of income and comprehensive income for the three months ended October 31, 2016 and 2015, and its cash flows for the three months ended October 31, 2016 and 2015. Interim results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2017. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Foreign Currency Translation
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, Chinese renminbi and Euro are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(40,684)
Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Loss on foreign currency translation	(18,775)
Cumulative loss on foreign currency translation as of October 31, 2016	$(127,969)
Income Taxes and Deferred Tax Assets
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Excess tax benefits and deficiencies related to exercises of stock options are recognized as expense or benefit in the income statement as discrete items in the reporting period in which they occur.

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
Other Assets
Other assets consist of long-term deposits, contracted prepayments, notes receivable, and investments in unconsolidated affiliates. In accordance with ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for investments in joint ventures and other unconsolidated entities if the Company has the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, the Company records the initial investment in an entity at cost and subsequently adjusts the investment for the Company’s share of the affiliate’s undistributed earnings (losses) and distributions recorded in other income. The Company reviews the carrying amount of the investments in unconsolidated affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If the Company determines an investment is impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying amount is recorded.
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of October 31, 2016 and July 31, 2016, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, and Note 4 – Fair Value Measures.
Capitalized Software Costs
The Company capitalizes system development costs and website development costs related to enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets.

Total gross capitalized software as of October 31, 2016 and July 31, 2016 was $51.5 million and $49.4 million, respectively. Accumulated amortization expense related to software as of October 31, 2016 and July 31, 2016 totaled $25.1 million and $20.9 million, respectively.
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
Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics although recent changes in management structure as of July 31, 2016 and continued growth in the Company’s International region have resulted in the change in the reportable segments. Prior period reportable segment information has been adjusted to reflect the change in reportable segments.
NOTE 2 – Long-Term Debt
Credit Agreement
On December 3, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. The Term Loan amortized $18.8 million per quarter.
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
On July 21, 2016, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Second Amendment to Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021, and (d) increased covenant flexibility.

Concurrent with the closing of the Second Amendment to Credit Agreement, the Company prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty. The Second Amendment to Credit Agreement reduced the pricing levels under the Credit Agreement to a range of 0.125% to 0.20% in the case of the commitment fee, 1.00% to 1.75% in the case of the applicable margin for LIBOR loans, and 0.0% to 0.75% in the case of the applicable margin for base rate loans, in each case depending on the Company’s consolidated total net leverage ratio. The principal purposes of these financing transactions were to increase the size and availability under the Company’s Revolving Loan Facility and to provide additional long-term financing. The proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2016 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 0.53% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2016, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $341.9 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of October 31, 2016 and July 31, 2016, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2016.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2016.
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
NOTE 3 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2016	July 31, 2016
Amortized intangibles:
Covenants not to compete	$1,705	$1,702
Supply contracts & customer relationships	25,885	26,471
Trade name	5,126	5,163
Licenses and databases	2,472	2,488
Accumulated amortization	(24,947)	(24,063)
Net intangibles	$10,241	$11,761
Aggregate amortization expense on amortizable intangible assets was $1.3 million and $1.5 million for the three months ended October 31, 2016 and 2015, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2016	$260,198
Effect of foreign currency exchange rates	(5,105)
Balance as of October 31, 2016	$255,093

NOTE 4 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	October 31, 2016		July 31, 2016
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$9,743	$9,743	$8,422	$8,422
Total Assets	$9,743	$9,743	$8,422	$8,422
Liabilities
Long-term fixed rate debt, including current portion	$415,757	$415,757	$430,375	$430,375
Revolving loan facility	341,900	341,900	238,000	238,000
Total Liabilities	$757,657	$757,657	$668,375	$668,375

During the three months ended October 31, 2016, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 2 – Long-Term Debt.
NOTE 5 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2016	2015
Weighted average common shares outstanding	112,718	120,155
Effect of dilutive securities - stock options	6,161	6,989
Weighted average common and dilutive potential common shares outstanding	118,879	127,144
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 198,561 and 7,710,218 shares underlying outstanding stock options for the three months ended October 31, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
NOTE 6 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2016:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2016	19,451	$24.30	4.96	$508,401
Grants of options	188	53.97
Exercises	(9,689)	15.74
Forfeitures or expirations	(24)	35.13
Outstanding as of October 31, 2016	9,926	$33.19	7.07	$191,624
Exercisable as of October 31, 2016	5,322	$30.09	6.26	$119,110

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 9,738,305 at October 31, 2016.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended October 31,
(In thousands)	2016	2015
General and administrative	$4,284	$4,728
Yard operations	801	686
Total stock-based payment compensation	$5,085	$5,414
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $1.9 million in compensation expenses for these grants in the three months ended October 31, 2016 and 2015.
NOTE 7 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2016 or 2015. As of October 31, 2016, the total number of shares repurchased under the program was 53,456,801, and 44,543,199 shares were available for repurchase under the program.
On July 9, 2015, the Company completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 13,888,888 shares of its common stock at a price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 6,254,061 shares of its common stock at a purchase price of $36.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, the Company completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 7,317,073 shares of its common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 8,333,333 shares of its common stock at a purchase price of $39.00 per share for a total value of $325.0 million. The Company’s directors and executive officers did not participate in the tender offers. The shares repurchased as a result of the tender offers were not part of the Company’s stock repurchase program.
In fiscal 2017 and 2016, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $134.6 million for the three months ended October 31, 2016 to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Tax Withholding (in 000s)
FY 2016—Q4	1,130,000	$18.64	410,648	293,152	426,200	$51.30	$15,039
FY 2017—Q1	9,000,000	15.39	2,704,486	2,627,661	3,667,853	51.23	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
NOTE 8 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company’s effective income tax rates were (63.1)% and 35.7% for the three months ended October 31, 2016 and 2015, respectively. The decrease in the overall tax rate was the result of recognizing excess tax benefits from the exercise of employee stock options of $101.4 million for the three months ended October 31, 2016 as compared to $0.2 million for the three months ended October 31, 2015.
As of October 31, 2016, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $26.9 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2011 and 2015. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of October 31, 2016 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company’s footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.
NOTE 9 – Recent Accounting Pronouncements
Pending
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. This ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. This ASU will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients; however early adoption is permitted. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company is continuing its assessment, which may identify additional impacts the ASU may have on the Company’s consolidated results of operations, financial position, and related disclosures.
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
Adopted
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The Company early adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for annual and interim periods within those annual reporting periods beginning after December 15, 2015. The Company’s adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated results of operations and financial position.
NOTE 10 – Legal Proceedings
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
Governmental Proceedings
The Georgia Department of Revenue, or DOR, has conducted a sales and use tax audit of the Company’s operations in Georgia for the period from January 1, 2007 through June 30, 2011. As a result of their initial audit, the DOR issued a notice of proposed assessment for uncollected sales taxes in which it asserted that the Company failed to collect and remit sales taxes totaling $73.8 million, including penalties and interest. According to the DOR, the proposed assessment was based on its initial determination that the Company’s sales did not constitute nontaxable sales for resale.
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
Since the Company’s receipt of the notice of proposed assessment, the Company and its counsel have engaged in active discussions with the DOR to resolve the matter. On June 5, 2015, following the Company’s discussions and after additional review of documentation, the DOR provided the Company with revised audit work papers computing a sales tax liability of $2.7 million before interest and any penalties.
On June 22, 2015, representatives of the DOR and the Office of the Attorney General for the State of Georgia informed the Company’s counsel that the DOR intended to issue a formal notice of assessment for an estimated $100.0 million, based on the DOR’s original proposed assessment of $73.8 million plus additional accumulated interest and penalties. On August 4, 2015, the DOR issued an official Assessment and Demand for Payment for $96.1 million for sales taxes, penalties, and interest that the DOR alleges the Company owes the State of Georgia. The Company filed an appeal of this notice of assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015. On August 5, 2016, the DOR filed a response in which it denied all allegations noted in the Company’s appeal of the notice of assessment. The Company continues to substantiate its position that these transactions are nontaxable sales for resale by providing the DOR with documentation supporting the exempt nature of these sales.
Based on the opinion from the Company’s outside law firm, advice from its outside tax advisors, and the Company’s best estimate of a probable outcome, the Company has adequately provided for the payment of any assessment in its consolidated financial statements. The Company believes it has strong defenses to the DOR’s notice of assessment and intends to defend this matter. There can be no assurance that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations and financial position.
NOTE 11 – Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics although recent changes in management structure as of July 31, 2016 and continued growth in the Company’s International region have resulted in the change in the reportable segments. Prior period reportable segment information has been adjusted to reflect the change in the Company’s reportable segments. Intercompany income (expense) is primarily related to charges for services provided by the U.S. segment.

The following tables present financial information by segment:

	Three Months Ended October 31, 2016
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$285,062	$60,929	$345,991
Yard operations	146,353	21,258	167,611
Cost of vehicle sales	14,249	18,838	33,087
General and administrative	35,478	4,991	40,469
Operating income	88,982	15,842	104,824
Interest (expense) income, net	(5,861)	239	(5,622)
Other income, net	(245)	3,577	3,332
Intercompany income (expense)	2,708	(2,708)	—
Income before income taxes	85,584	16,950	102,534
Income tax (benefit) expense	(68,303)	3,557	(64,746)
Net income	$153,887	$13,393	$167,280

Depreciation and amortization	$12,386	$2,323	$14,709
Capital expenditures	36,521	1,688	38,209
Total assets	1,375,198	395,198	1,770,396
Goodwill	179,906	75,187	255,093

	Three Months Ended October 31, 2015
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$230,465	$58,373	$288,838
Yard operations	115,118	20,791	135,909
Cost of vehicle sales	12,726	19,342	32,068
General and administrative	29,682	4,933	34,615
Operating income	72,939	13,307	86,246
Interest (expense) income, net	(5,596)	83	(5,513)
Other income, net	301	726	1,027
Intercompany income (expense)	2,799	(2,799)	—
Income before income taxes	70,443	11,317	81,760
Income taxes	26,811	2,339	29,150
Net income	$43,632	$8,978	$52,610

Depreciation and amortization	$9,049	$2,472	$11,521
Capital expenditures	19,321	846	20,167

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
Overview
We are a leading provider of online auctions and vehicle remarketing services in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Germany, Ireland, Spain and India.
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
In the U.S., Canada, Brazil, the U.A.E., Oman, Bahrain, Germany, Ireland, Spain and India, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account, and as an agent. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis, increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.5 years in 2015. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.
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
Liquidity and Cash Flows: Our primary source of working capital is cash operating results and debt financing. The primary source of our liquidity is our cash and cash equivalents and Revolving Loan Facility. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) increased volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; and (xii) our capital expenditures. These factors are further discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.
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

Acquisitions and New Operations
As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain, Ireland and India with the intention of providing national coverage for our sellers. Any acquisitions have been accounted for using the purchase method of accounting.
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2015 through October 31, 2016:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Sonepat, India (New Delhi)	Greenfield	October 2015	India
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas (Dallas)	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Colorado Springs, Colorado	Greenfield	May 2016	United States
Denver, Colorado	Greenfield	July 2016	United States
Cartersville, Georgia	Greenfield	July 2016	United States
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Castledermot, Ireland	Greenfield	April 2016	Ireland
Algete, Spain (Madrid)	Greenfield	July 2016	Spain
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
	2016	2015
Service revenues and vehicle sales:
Service revenues	89%	87%
Vehicle sales	11%	13%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	48%	47%
Cost of vehicle sales	10%	11%
General and administrative	12%	12%
Total operating expenses	70%	70%
Operating income	30%	30%
Other (expense) income	(1)%	(2)%
Income before income taxes	29%	28%
Income tax (benefit) expense	(19)%	10%
Net income	48%	18%
Comparison of the Three Months Ended October 31, 2016 and 2015
The following table presents a comparison of service revenues for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
Service revenues
United States	$270,272	$217,492	$52,780	24.3%
International	36,806	33,475	3,331	10.0%
Total service revenues	$307,078	$250,967	$56,111	22.4%
Service Revenues. The increase in service revenues during the three months ended October 31, 2016 of $56.1 million, or 22.4% as compared to the same period last year came from (i) an increase in the U.S. of $52.8 million and (ii) an increase in International of $3.3 million. The growth in the U.S. was driven primarily by increased volume and a marginal increase in revenue per car due to a change in mix of vehicles sold. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding a detrimental impact of $5.0 million due to changes in foreign currency rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates, the growth in International of $8.3 million was driven primarily by increased volume and an increase in revenue per car.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
Vehicle sales
United States	$14,790	$12,973	$1,817	14.0%
International	24,123	24,898	(775)	(3.1)%
Total vehicle sales	$38,913	$37,871	$1,042	2.8%

Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2016 of $1.0 million, or 2.8% as compared to the same period last year came from (i) an increase in the U.S. of $1.8 million, partially offset by (ii) a decrease in International of $0.8 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business. Excluding a detrimental impact of $4.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $3.5 million was primarily the result of increased volume.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
Yard operations expenses
United States	$146,353	$115,118	$31,235	27.1%
International	21,258	20,791	467	2.2%
Total yard operations expenses	$167,611	$135,909	$31,702	23.3%

Yard operations expenses, excluding depreciation and amortization
United States	$138,797	$108,845	$29,952	27.5%
International	19,366	18,719	647	3.5%

Yard depreciation and amortization
United States	$7,556	$6,273	$1,283	20.5%
International	1,892	2,072	(180)	(8.7)%
Yard Operations Expenses. The increase in yard operations expenses for the three months ended October 31, 2016 of $31.7 million, or 23.3% as compared to the same period last year came from (i) an increase in the U.S. of $31.2 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $0.5 million, primarily from growth in volume, partially offset by the beneficial impact of $2.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increases in yard operations depreciation and amortization expenses resulted primarily from depreciating certain technology assets placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
Cost of vehicle sales
United States	$14,249	$12,726	$1,523	12.0%
International	18,838	19,342	(504)	(2.6)%
Total cost of vehicle sales	$33,087	$32,068	$1,019	3.2%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2016 of $1.0 million, or 3.2% as compared to the same period last year came from (i) an increase in the U.S. of $1.5 million and (ii) a decrease in International of $0.5 million. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business. Excluding a beneficial impact of $3.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the increase in International of $2.7 million was primarily the result of increased volume.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
General and administrative expenses
United States	$35,478	$29,682	$5,796	19.5%
International	4,991	4,933	58	1.2%
Total general and administrative expenses	$40,469	$34,615	$5,854	16.9%

General and administrative expenses, excluding depreciation and amortization
United States	$30,648	$26,906	$3,742	13.9%
International	4,560	4,533	27	0.6%

General and administrative depreciation and amortization
United States	$4,830	$2,776	$2,054	74.0%
International	431	400	31	7.8%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2016 of $5.9 million, or 16.9% as compared to the same period last year came from (i) an increase in the U.S. of $5.8 million and (ii) an increase in International of $0.1 million as we continue to expand in these markets. The increase in the U.S. of $3.7 million, excluding depreciation and amortization, resulted primarily from the impact of payroll taxes from the exercise of employee stock options, partially offset by decreased compensation and professional service expenses. The increase in depreciation and amortization expenses for the three months ended October 31, 2016 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in the U.S.
The following table summarizes total other expenses and income taxes for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
Total other expenses	$(2,290)	$(4,486)	$2,196	49.0%
Income tax (benefit) expense	(64,746)	29,150	(93,896)	(322.1)%
Other (Expense) Income. The decrease in total other expenses for the three months ended October 31, 2016 of $2.2 million, or 49.0% as compared to the same period last year was primarily due to an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate.
Income Taxes. Our effective income tax rates were (63.1)% and 35.7% for the three months ended October 31, 2016 and 2015, respectively. The decrease in the overall tax rate was the result of recognizing excess tax benefits from the exercise of employee stock options of $101.4 million for the three months ended October 31, 2016 as compared to $0.2 million for the three months ended October 31, 2015.
Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2016 and July 31, 2016 and for the three months ended October 31, 2016 and 2015, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2016	July 31, 2016	Change	% Change
Cash and cash equivalents	$168,421	$155,849	$12,572	8.1%
Working capital	273,033	220,523	52,510	23.8%

	Three Months Ended October 31,
(In thousands)	2016	2015	Change	% Change
Operating cash flows	$74,293	$76,791	$(2,498)	(3.3)%
Investing cash flows	(39,069)	(40,843)	1,774	4.3%
Financing cash flows	(16,738)	(18,382)	1,644	8.9%

Capital expenditures	$(38,209)	$(20,167)	$(18,042)	(89.5)%
Proceeds from revolving loan facility, net of repayments	103,900	—	103,900	100.0%
Principal payments on long-term debt	—	(18,750)	18,750	100.0%
Cash and cash equivalents and working capital increased at October 31, 2016 as compared to July 31, 2016 primarily due to proceeds from our Revolving Loan Facility, cash generated from operations, and proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings and capital expenditures. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of October 31, 2016, $122.5 million of the $168.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities decreased for the three months ended October 31, 2016 as compared to the same period in 2015 due to changes in operating assets and liabilities, partially offset by improved cash operating results from an increase in service revenues. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $97.3 million related to excess tax benefits from stock option exercises; an increase in accounts receivable of $12.6 million due to an increase in volume; a decrease in accounts payable of $14.9 million; and a decrease in income taxes payable of $20.9 million.
Net cash used in investing activities decreased for the three months ended October 31, 2016 as compared to the same period in 2015 due primarily to reduced purchases of marketable securities, partially offset by increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities decreased for the three months ended October 31, 2016 as compared to the same period in 2015 due primarily to net proceeds from our Revolving Loan Facility and proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement”, “Note Purchase Agreement”, and Stock Repurchases.

Credit Agreement
On December 3, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million (Revolving Loan Facility), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (Term Loan), which was fully drawn at closing. The Term Loan amortized $18.8 million per quarter.
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
On July 21, 2016, we entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014. The Second Amendment to Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021, and (d) increased covenant flexibility.
Concurrent with the closing of the Second Amendment to Credit Agreement, we prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty. The Second Amendment to Credit Agreement reduced the pricing levels under the Credit Agreement to a range of 0.125% to 0.20% in the case of the commitment fee, 1.00% to 1.75% in the case of the applicable margin for LIBOR loans, and 0.0% to 0.75% in the case of the applicable margin for base rate loans, in each case depending on our consolidated total net leverage ratio. The principal purposes of these financing transactions were to increase the size and availability under our Revolving Loan Facility and to provide additional long-term financing. The proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to our expansion strategies in domestic and international markets.
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2016 on our Revolving Loan Facility was the one month LIBOR rate of 0.53% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2016, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $341.9 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of October 31, 2016 and July 31, 2016, respectively.
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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants related to the Credit Agreement as of October 31, 2016.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. We are in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2016.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2016 or 2015. As of October 31, 2016, the total number of shares repurchased under the program was 53,456,801, and 44,543,199 shares were available for repurchase under the program.
On July 9, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 13,888,888 shares of our common stock at a price not greater than $36.00 nor less than $34.75 per share. In connection with the tender offer, we accepted for payment an aggregate of 6,254,061 shares of our common stock at a purchase price of $36.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 7,317,073 shares of our common stock at a price not greater than $41.00 nor less than $38.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 8,333,333 shares of our common stock at a purchase price of $39.00 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offers. The shares repurchased as a result of the tender offers were not part of our stock repurchase program.

In fiscal 2017 and 2016, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $134.6 million for the three months ended October 31, 2016 to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Tax Withholding (in 000s)
FY 2016—Q4	1,130,000	$18.64	410,648	293,152	426,200	$51.30	$15,039
FY 2017—Q1	9,000,000	15.39	2,704,486	2,627,661	3,667,853	51.23	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC on September 28, 2016. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 9 – Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of October 31, 2016, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC on September 28, 2016.
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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
No single customer accounted for more than 10% of our consolidated revenue during the three months ended October 31, 2016. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
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
During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and internally developed a proprietary solution in its place. The ongoing design, development, and implementation of our enterprise operating systems carry certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our new internally developed proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our new internally developed proprietary system with our expansion into Spain and India in fiscal 2016 and Germany in fiscal 2017.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2014, we acquired a facility in Montreal, Canada. In fiscal 2015, we opened new facilities in Bahrain, Oman, and Moncton, Canada. In fiscal 2016, we opened new facilities in Castledermot, Ireland; Sonepat, India; Algete, Spain; and in the U.S. In fiscal 2017, we opened new facilities in Bad Fallingbostel, Germany and in the U.S. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
We rely solely upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in the U.S., Canada, Brazil, U.A.E., Oman, Bahrain, Germany, Ireland, Spain, and India. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 16.4% of our common stock as of October 31, 2016. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of October 31, 2016, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $255.1 million.
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
An adverse outcome of our appeal to the Georgia Tax Tribunal of the Georgia Department of Revenue’s final assessment in connection with its sales tax audit could have a material adverse effect on our consolidated results of operations and financial condition.
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
Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, Chinese renminbi, and Euro could adversely affect our consolidated results of operations and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS

a)	Exhibits

3.1	Copart, Inc. Certificate of Incorporation
10.28	Amended and Restated Executive Officer Employment Agreement between the Registrant and Vikrant Bhatia, dated November 28, 2016.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
and Accounting Officer and duly Authorized Officer)
Date: November 30, 2016