Form 10-Q
period 2017-01-31
COPART INC
filed 2017-02-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of February 27, 2017, 114,847,579 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2017

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$174,952	$155,849
Accounts receivable, net	340,438	266,270
Vehicle pooling costs	34,443	28,599
Inventories	9,136	10,388
Income taxes receivable	83,524	18,751
Deferred income taxes	—	1,444
Prepaid expenses and other assets	16,759	18,005
Total current assets	659,252	499,306
Property and equipment, net	882,256	816,791
Intangibles, net	8,938	11,761
Goodwill	256,867	260,198
Deferred income taxes	1,236	23,506
Other assets	32,692	38,258
Total assets	$1,841,241	$1,649,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$184,968	$192,379
Deferred revenue	5,938	4,628
Income taxes payable	7,624	5,625
Deferred income taxes	1,266	—
Current portion of revolving loan facility and capital lease obligations	146,151	76,151
Total current liabilities	345,947	278,783
Deferred income taxes	3,446	3,816
Income taxes payable	27,470	25,641
Long-term debt, revolving loan facility and capital lease obligations, net of discount	565,926	564,341
Other liabilities	2,749	2,783
Total liabilities	945,538	875,364
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 114,760,739 and 110,122,060 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	429,957	392,445
Accumulated other comprehensive loss	(119,549)	(109,194)
Retained earnings	585,284	491,194
Total stockholders’ equity	895,703	774,456
Total liabilities and stockholders’ equity	$1,841,241	$1,649,820

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2017	2016	2017	2016
Service revenues and vehicle sales:
Service revenues	$310,033	$260,417	$617,111	$511,384
Vehicle sales	39,499	39,289	78,412	77,160
Total service revenues and vehicle sales	349,532	299,706	695,523	588,544
Operating expenses:
Yard operations	169,081	140,965	336,692	276,874
Cost of vehicle sales	33,686	34,127	66,773	66,195
General and administrative	37,885	32,529	78,354	67,144
Total operating expenses	240,652	207,621	481,819	410,213
Operating income	108,880	92,085	213,704	178,331

Other (expense) income:
Interest expense	(6,144)	(5,570)	(12,103)	(11,294)
Interest income	384	602	721	813
Other (expense) income, net	(3,021)	4,435	311	5,462
Total other expenses	(8,781)	(533)	(11,071)	(5,019)
Income before income taxes	100,099	91,552	202,633	173,312
Income tax expense (benefit)	34,033	32,548	(30,713)	61,698
Net income	$66,066	$59,004	$233,346	$111,614

Basic net income per common share	$0.58	$0.50	$2.05	$0.94
Weighted average common shares outstanding	114,571	117,306	113,644	118,731

Diluted net income per common share	$0.56	$0.47	$1.97	$0.89
Diluted weighted average common shares outstanding	117,794	124,612	118,336	125,878
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2017	2016	2017	2016
Comprehensive income, net of tax:
Net income	$66,066	$59,004	$233,346	$111,614
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	—	163	—	603
Reclassification adjustment of interest rate swaps, net (b)	—	(101)	—	(320)
Unrealized loss on available-for-sale securities, net (c)	—	(4,146)	—	(3,651)
Foreign currency translation adjustments	8,420	(24,247)	(10,355)	(30,910)
Total comprehensive income	$74,486	$30,673	$222,991	$77,336

(a)	Net of tax effect of $(151) and $(342) for the three and six months ended January 31, 2016.

(b)	Net of tax effect of $56 and $178 for the three and six months ended January 31, 2016.

(c)	Net of tax effect of $282 and $3 for the three and six months ended January 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$233,346	$111,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	30,146	23,294
Allowance for doubtful accounts	26	1,270
Equity in losses of unconsolidated affiliates	408	483
Stock-based payment compensation	10,605	10,800
Gain on sale of property and equipment	(79)	(106)
Deferred income taxes	23,466	(106)
Changes in operating assets and liabilities:
Accounts receivable	(74,789)	(68,683)
Vehicle pooling costs	(5,977)	(5,139)
Inventories	1,033	(1,310)
Prepaid expenses and other current assets	894	(216)
Other assets	(801)	448
Accounts payable and accrued liabilities	(4,599)	3,702
Deferred revenue	1,350	1,810
Income taxes receivable	(64,757)	(1,648)
Income taxes payable	5,934	7,897
Other liabilities	(678)	(789)
Net cash provided by operating activities	155,528	83,321
Cash flows from investing activities:
Purchases of property and equipment	(92,412)	(77,763)
Proceeds from sale of property and equipment	281	296
Proceeds from sale of assets held for sale	105	100
Investment in unconsolidated affiliate	(1,050)	—
Purchases of marketable securities	—	(21,119)
Net cash used in investing activities	(93,076)	(98,486)
Cash flows from financing activities:
Proceeds from the exercise of stock options	20,381	944
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,908	1,640
Repurchases of common stock	—	(325,000)
Payments for employee stock-based tax withholdings	(134,638)	—
Proceeds from the issuance of long-term debt, net of discount	—	68,000
Proceeds from revolving loan facility, net of repayments	72,000	—
Principal payments on long-term debt	—	(37,500)
Net cash used in financing activities	(40,349)	(291,916)
Effect of foreign currency translation	(3,000)	(7,515)
Net increase (decrease) in cash and cash equivalents	19,103	(314,596)
Cash and cash equivalents at beginning of period	155,849	456,012
Cash and cash equivalents at end of period	$174,952	$141,416
Supplemental disclosure of cash flow information:
Interest paid	$11,810	$11,294
Income taxes paid, net of refunds	$4,616	$55,413
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2017
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of January 31, 2017 and July 31, 2016, its consolidated statements of income and comprehensive income for the three and six months ended January 31, 2017 and 2016, and its cash flows for the six months ended January 31, 2017 and 2016. Interim results for the three and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2017. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Certain prior year amounts have been reclassified to conform to current year presentation.
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(40,684)
Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Loss on foreign currency translation	(10,355)
Cumulative loss on foreign currency translation as of January 31, 2017	$(119,549)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of January 31, 2017 and July 31, 2016, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, and Note 4 – Fair Value Measures.
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

Total gross capitalized software as of January 31, 2017 and July 31, 2016 was $53.5 million and $49.4 million, respectively. Accumulated amortization expense related to software as of January 31, 2017 and July 31, 2016 totaled $28.6 million and $20.9 million, respectively.
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
Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics, although recent changes in management structure as of July 31, 2016 and continued growth in the Company’s International region have resulted in the change in the reportable segments. Prior period reportable segment information has been adjusted to reflect the change in reportable segments.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2017 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 0.77% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2017, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $310.0 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2017 and July 31, 2016, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2017, the consolidated total net leverage ratio was 1.06:1. Minimum liquidity as of January 31, 2017 was $694.9 million. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2017.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2017, the consolidated total net leverage ratio was 1.06:1. Minimum liquidity as of January 31, 2017 was $694.9 million. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2017.
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
NOTE 3 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2017	July 31, 2016
Amortized intangibles:
Covenants not to compete	$1,708	$1,702
Supply contracts & customer relationships	26,689	26,471
Trade name	5,095	5,163
Licenses and databases	2,469	2,488
Accumulated amortization	(27,023)	(24,063)
Net intangibles	$8,938	$11,761
Aggregate amortization expense on amortizable intangible assets was $1.3 million and $1.5 million for the three months ended January 31, 2017 and 2016, respectively, and $2.6 million and $3.0 million for the six months ended January 31, 2017 and 2016, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2016	$260,198
Effect of foreign currency exchange rates	(3,331)
Balance as of January 31, 2017	$256,867

NOTE 4 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	January 31, 2017		July 31, 2016
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$10,449	$10,449	$8,422	$8,422
Total Assets	$10,449	$10,449	$8,422	$8,422
Liabilities
Long-term fixed rate debt, including current portion	$396,093	$396,093	$430,375	$430,375
Revolving loan facility	310,000	310,000	238,000	238,000
Total Liabilities	$706,093	$706,093	$668,375	$668,375

During the six months ended January 31, 2017, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 2 – Long-Term Debt.
NOTE 5 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2017	2016	2017	2016
Weighted average common shares outstanding	114,571	117,306	113,644	118,731
Effect of dilutive securities - stock options	3,223	7,306	4,692	7,147
Weighted average common and dilutive potential common shares outstanding	117,794	124,612	118,336	125,878
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 438,561 and 7,753,494 shares underlying outstanding stock options for the three months ended January 31, 2017 and 2016, respectively, and 637,122 and 7,731,856 for the six months ended January 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
NOTE 6 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2017:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2016	19,451	$24.30	4.96	$508,401
Grants of options	428	55.02
Exercises	(9,892)	16.07
Forfeitures or expirations	(131)	36.22
Outstanding as of January 31, 2017	9,856	$33.75	6.85	$226,630
Exercisable as of January 31, 2017	5,728	$30.73	6.14	$148,998

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 9,856,163 at January 31, 2017.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2017	2016	2017	2016
General and administrative	$4,712	$4,710	$8,996	$9,438
Yard operations	808	676	1,609	1,362
Total stock-based payment compensation	$5,520	$5,386	$10,605	$10,800
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 2,000,000 and 1,500,000 shares of the Company’s common stock, respectively, at an exercise price of $35.62 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant was $11.43. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $3.8 million in compensation expenses for these grants in the six months ended January 31, 2017 and 2016.
NOTE 7 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2017 or 2016. As of January 31, 2017, the total number of shares repurchased under the program was 53,456,801, and 44,543,199 shares were available for repurchase under the program.
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
In fiscal 2017 and fiscal 2016, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million for the six months ended January 31, 2017 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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
The Company’s effective income tax rates were 34.0%, and 35.6% for the three months ended January 31, 2017 and 2016, respectively, and (15.2)%, and 35.7% for the six months ended January 31, 2017 and 2016. The decrease in the overall tax rate was the result of recognizing excess tax benefits from the exercise of employee stock options of $102.7 million for the six months ended January 31, 2017 as compared to $0.2 million for the six months ended January 31, 2016.
As of January 31, 2017, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $27.5 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of January 31, 2017 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company’s footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.
NOTE 9 – Recent Accounting Pronouncements
Pending
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset, other than inventory. This ASU is effective for annual and interim periods beginning after December 15, 2017, is required to be adopted using a modified retrospective approach; however early adoption is permitted. The Company is continuing its assessment of the impact of ASU 2016-16 may have on the Company’s consolidated results of operations and financial position.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients; however early adoption is permitted. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company is continuing its assessment, which may identify additional impacts ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017. ASU 2014-09 allows adoption with either retrospective application to each period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. ASU 2014-09 will be effective for the Company beginning with the first quarter of fiscal year 2019, the three months ended October 31, 2018. The Company is currently evaluating the impact of implementing ASU 2014-09 on the consolidated financial statements, as well as evaluating the transition alternatives.
While the Company is continuing to assess all potential impacts of ASU 2014-09, it currently believes the most significant impact relates to the Company’s performance obligations through the determination of distinct and separately identifiable services, which may be different from the Company’s current separate units of accounting under ASU 2009-13. Changes in revenue recognition requirements regarding the Company’s performance obligations within its service contracts could potentially result in the earlier recognition of revenue and associated costs. Due to the complexity of the Company’s contracts, the actual revenue recognition treatment required under ASU 2014-09 may be dependent on contract-specific terms and vary in some instances.
Adopted
In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU 2017-01 during the second quarter of fiscal 2017 and the adoption did not have a material impact on the Company’s consolidated results of operations and financial position.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU was effective for annual and interim periods within those annual reporting periods beginning after December 15, 2015. The Company’s adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated results of operations and financial position.
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

NOTE 11 – Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics, although recent changes in management structure as of July 31, 2016 and continued growth in the Company’s International region have resulted in the change in the reportable segments. Prior period reportable segment information has been adjusted to reflect the change in the Company’s reportable segments. Intercompany income (expense) is primarily related to charges for services provided by the U.S. segment.
The following tables present financial information by segment:

	Three Months Ended January 31, 2017			Three Months Ended January 31, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$286,911	$62,621	$349,532	$238,261	$61,445	$299,706
Yard operations	146,195	22,886	169,081	119,132	21,833	140,965
Cost of vehicle sales	14,473	19,213	33,686	12,833	21,294	34,127
General and administrative	32,651	5,234	37,885	27,243	5,286	32,529
Operating income	93,592	15,288	108,880	79,053	13,032	92,085
Interest (expense) income, net	(6,063)	303	(5,760)	(5,463)	495	(4,968)
Other income (expense), net	334	(3,355)	(3,021)	60	4,375	4,435
Intercompany income (expense)	2,947	(2,947)	—	3,195	(3,195)	—
Income before income taxes	90,810	9,289	100,099	76,845	14,707	91,552
Income taxes	31,677	2,356	34,033	29,329	3,219	32,548
Net income	$59,133	$6,933	$66,066	$47,516	$11,488	$59,004

Depreciation and amortization	$12,667	$2,548	$15,215	$9,286	$2,405	$11,691
Capital expenditures	51,541	2,662	54,203	56,997	599	57,596

	Six Months Ended January 31, 2017			Six Months Ended January 31, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$571,973	$123,550	$695,523	$468,726	$119,818	$588,544
Yard operations	292,548	44,144	336,692	234,250	42,624	276,874
Cost of vehicle sales	28,722	38,051	66,773	25,559	40,636	66,195
General and administrative	68,129	10,225	78,354	56,925	10,219	67,144
Operating income	182,574	31,130	213,704	151,992	26,339	178,331
Interest (expense) income, net	(11,924)	542	(11,382)	(11,059)	578	(10,481)
Other income (expense), net	89	222	311	361	5,101	5,462
Intercompany income (expense)	5,655	(5,655)	—	5,994	(5,994)	—
Income before income taxes	176,394	26,239	202,633	147,288	26,024	173,312
Income tax (benefit) expense	(36,626)	5,913	(30,713)	56,140	5,558	61,698
Net income	$213,020	$20,326	$233,346	$91,148	$20,466	$111,614

Depreciation and amortization	$25,053	$4,871	$29,924	$18,335	$4,877	$23,212
Capital expenditures	88,062	4,350	92,412	76,318	1,445	77,763

	January 31, 2017			July 31, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,422,145	$419,096	$1,841,241	$1,249,755	$400,065	$1,649,820
Goodwill	179,906	76,961	256,867	179,906	80,292	260,198

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
We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:
Service and Vehicle Sales Revenue: Our revenue consists of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenue, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where our fees are fixed based on the sale of each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program, or PIP, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs not included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own and is primarily generated in the U.K. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. New car sales grew on a year over year basis, increasing the supply of used cars. Additionally, the average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.6 years in 2016. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.
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
Potential internal sources of additional working capital are the sale of assets or the issuance of shares through option exercises and shares issued under our Employee Stock Purchase Plan. A potential external source of additional working capital is the issuance of additional debt with new lenders and equity. However, we cannot predict if these sources will be available in the future or on commercially acceptable terms.

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
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2015 through January 31, 2017:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Sonepat, India (New Delhi)	Greenfield	October 2015	India
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas (Dallas)	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Colorado Springs, Colorado	Greenfield	May 2016	United States
Denver, Colorado	Greenfield	July 2016	United States
Cartersville, Georgia	Greenfield	July 2016	United States
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Sun Valley, California (Los Angeles)	Greenfield	November 2016	United States
Casper, Wyoming	Greenfield	January 2017	United States
Littleton, Colorado (Denver)	Greenfield	January 2017	United States
Apopka, Florida (Orlando)	Greenfield	January 2017	United States
Castledermot, Ireland	Greenfield	April 2016	Ireland
Algete, Spain (Madrid)	Greenfield	July 2016	Spain
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
Newbury, United Kingdom	Greenfield	September 2016	United Kingdom
The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts in the U.K. that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It has been our practice and remains our intention, where possible, to migrate these contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Service revenues and vehicle sales:
Service revenues	89%	87%	89%	87%
Vehicle sales	11%	13%	11%	13%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	48%	47%	48%	47%
Cost of vehicle sales	10%	11%	10%	11%
General and administrative	11%	11%	11%	12%
Total operating expenses	69%	69%	69%	70%
Operating income	31%	31%	31%	30%
Other (expense) income	(2)%	—%	(2)%	(1)%
Income before income taxes	29%	31%	29%	29%
Income tax expense (benefit)	10%	11%	(4)%	10%
Net income	19%	20%	33%	19%
Comparison of the Three and Six Months Ended January 31, 2017 and 2016
The following table presents a comparison of service revenues for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Service revenues
United States	$271,959	$224,916	$47,043	20.9%	$542,230	$442,408	$99,822	22.6%
International	38,074	35,501	2,573	7.2%	74,881	68,976	5,905	8.6%
Total service revenues	$310,033	$260,417	$49,616	19.1%	$617,111	$511,384	$105,727	20.7%
Service Revenues. The increase in service revenues during the three months ended January 31, 2017 of $49.6 million, or 19.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $47.0 million and (ii) an increase in International of $2.6 million. The growth in the U.S. was driven primarily by increased volume and a marginal increase in revenue per car due to a change in mix of vehicles sold and higher average auction selling prices, which we believe is due to higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding a detrimental impact of $5.1 million due to changes in foreign currency rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $7.7 million was driven primarily by increased volume and an increase in revenue per car.
The increase in service revenues during the six months ended January 31, 2017 of $105.7 million, or 20.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $99.8 million and (ii) an increase in International of $5.9 million. The growth in the U.S. was driven primarily by increased volume, and a marginal increase in revenue per car due a change in mix of vehicles sold and higher average auction selling prices, which we believe is due to higher commodity prices. The increase in volume the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding a detrimental impact of $10.1 million due to changes in foreign currency rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $16.0 million was driven primarily by increased volume and an increase in revenue per car.

The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Vehicle sales
United States	$14,952	$13,345	$1,607	12.0%	$29,743	$26,318	$3,425	13.0%
International	24,547	25,944	(1,397)	(5.4)%	48,669	50,842	(2,173)	(4.3)%
Total vehicle sales	$39,499	$39,289	$210	0.5%	$78,412	$77,160	$1,252	1.6%
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2017 of $0.2 million, or 0.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $1.6 million, partially offset by (ii) a decrease in International of $1.4 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business. Excluding a detrimental impact of $4.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $3.0 million was primarily the result of increased volume and higher average auction selling prices.
The increase in vehicle sales for the six months ended January 31, 2017 of $1.3 million, or 1.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $3.4 million, partially offset by (ii) a decrease in International of $2.2 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business. Excluding a detrimental impact of $8.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $6.5 million was primarily the result of higher average auction selling prices and increased volume.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Yard operations expenses
United States	$146,195	$119,132	$27,063	22.7%	$292,548	$234,250	$58,298	24.9%
International	22,886	21,833	1,053	4.8%	44,144	42,624	1,520	3.6%
Total yard operations expenses	$169,081	$140,965	$28,116	19.9%	$336,692	$276,874	$59,818	21.6%

Yard operations expenses, excluding depreciation and amortization
United States	$138,390	$112,891	$25,499	22.6%	$277,186	$221,736	$55,450	25.0%
International	20,974	19,826	1,148	5.8%	40,341	38,545	1,796	4.7%

Yard depreciation and amortization
United States	$7,806	$6,240	$1,566	25.1%	$15,362	$12,513	$2,849	22.8%
International	1,911	2,008	(97)	(4.8)%	3,803	4,080	(277)	(6.8)%
Yard Operations Expenses. The increase in yard operations expenses for the three months ended January 31, 2017 of $28.1 million, or 19.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $27.1 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $1.1 million, primarily from growth in volume, partially offset by the beneficial impact of $2.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities and certain technology assets placed into service in the U.S.
The increase in yard operations expense for the six months ended January 31, 2017 of $59.8 million, or 21.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $58.3 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $1.5 million primarily from growth in volume, partially offset by the beneficial impact of $5.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities and certain technology assets placed into service in the U.S.

The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Cost of vehicle sales
United States	$14,473	$12,833	$1,640	12.8%	$28,722	$25,559	$3,163	12.4%
International	19,213	21,294	(2,081)	(9.8)%	38,051	40,636	(2,585)	(6.4)%
Total cost of vehicle sales	$33,686	$34,127	$(441)	(1.3)%	$66,773	$66,195	$578	0.9%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended January 31, 2017 of $0.4 million, or 1.3%, as compared to the same period last year resulted from (i) a decrease in International of $2.1 million, partially offset by (ii) an increase in the U.S. of $1.6 million. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business. Excluding a beneficial impact of $3.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the increase in International of $1.2 million was primarily the result of increased volume and higher average purchase prices.
The increase in cost of vehicle sales for the six months ended January 31, 2017 of $0.6 million, or 0.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $3.2 million, partially offset by (ii) a decrease in International of $2.6 million. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business. Excluding a beneficial impact of $6.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the increase in International of $3.9 million was primarily the result of higher average purchase prices and increased volume.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
General and administrative expenses
United States	$32,651	$27,243	$5,408	19.9%	$68,129	$56,925	$11,204	19.7%
International	5,234	5,286	(52)	(1.0)%	10,225	10,219	6	0.1%
Total general and administrative expenses	$37,885	$32,529	$5,356	16.5%	$78,354	$67,144	$11,210	16.7%

General and administrative expenses, excluding depreciation and amortization
United States	$27,790	$24,198	$3,592	14.8%	$58,439	$51,104	$7,335	14.4%
International	4,597	4,888	(291)	(6.0)%	9,156	9,421	(265)	(2.8)%

General and administrative depreciation and amortization
United States	$4,861	$3,046	$1,815	59.6%	$9,690	$5,821	$3,869	66.5%
International	637	397	240	60.5%	1,069	798	271	34.0%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2017 of $5.4 million, or 16.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $5.4 million and (ii) a decrease in International of $0.1 million. The increase in the U.S. of $3.6 million, excluding depreciation and amortization, resulted primarily from a net increase in professional services expenses as well as charges related to sales tax and franchise tax adjustments. The increase in depreciation and amortization expenses for the three months ended January 31, 2017 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in the U.S.
The increase in general and administrative expenses for the six months ended January 31, 2017 of $11.2 million, or 16.7%, as compared to the same period last year resulted from an increase in the U.S. of $11.2 million. The increase in the U.S. of $7.3 million excluding depreciation and amortization, resulted primarily from the impact of payroll taxes from the exercise of employee stock options, an increase in professional services expenses and charges related to sales tax and franchise tax adjustments. The increase in depreciation and amortization expenses for the six months ended January 31, 2017 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in the U.S.

The following table summarizes total other expenses and income taxes for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Total other expense	$(8,781)	$(533)	$(8,248)	(1,547.5)%	$(11,071)	$(5,019)	$(6,052)	(120.6)%
Income tax expense (benefit)	34,033	32,548	1,485	4.6%	(30,713)	61,698	(92,411)	(149.8)%
Other (Expense) Income. The increase in total other expenses for the three months ended January 31, 2017 of $8.2 million as compared to the same period last year was primarily due to an increase in currency losses, primarily due to the change in the British pound to U.S. dollar exchange rate.
The increase in total other expenses for the six months ended January 31, 2017 of $6.1 million as compared to the same period last year was primarily due to an increase in currency losses, primarily due to the change in the British pound to U.S. dollar exchange rate.
Income Taxes. Our effective income tax rates were 34.0% and 35.6% for the three months ended January 31, 2017 and 2016, respectively, and (15.2)%, and 35.7% for the six months ended January 31, 2017 and 2016. The decrease in the overall tax rate was the result of recognizing excess tax benefits from the exercise of employee stock options of $102.7 million for the six months ended January 31, 2017 as compared to $0.2 million for the six months ended January 31, 2016.
Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2017 and July 31, 2016 and for the six months ended January 31, 2017 and 2016, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2017	July 31, 2016	Change	% Change
Cash and cash equivalents	$174,952	$155,849	$19,103	12.3%
Working capital	313,305	220,523	92,782	42.1%

	Six Months Ended January 31,
(In thousands)	2017	2016	Change	% Change
Operating cash flows	$155,528	$83,321	$72,207	86.7%
Investing cash flows	(93,076)	(98,486)	5,410	5.5%
Financing cash flows	(40,349)	(291,916)	251,567	86.2%

Capital expenditures	$(92,412)	$(77,763)	$(14,649)	(18.8)%
Proceeds from revolving loan facility, net of repayments	72,000	—	72,000	100.0%
Principal payments on long-term debt	—	(37,500)	37,500	100.0%
Cash and cash equivalents and working capital increased at January 31, 2017 as compared to July 31, 2016 primarily due to proceeds from our Revolving Loan Facility, cash generated from operations, and proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings and capital expenditures. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of January 31, 2017, $133.8 million of the $175.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the six months ended January 31, 2017 as compared to the same period in 2016 due to improved cash operating results from an increase in service revenues, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $63.1 million related to excess tax benefits from stock option exercises; a decrease in accounts payable of $8.3 million; and an increase in accounts receivable of $6.1 million due to an increase in volume.
Net cash used in investing activities decreased for the six months ended January 31, 2017 as compared to the same period in 2016 due primarily to reduced purchases of marketable securities, partially offset by increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities decreased for the six months ended January 31, 2017 as compared to the same period in 2016 due primarily to a decrease in repurchases of common stock as part of our tender offer, net proceeds from our Revolving Loan Facility and proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement”, “Note Purchase Agreement”, and Stock Repurchases.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2017 on our Revolving Loan Facility was the one month LIBOR rate of 0.77% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2017, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $310.0 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2017 and July 31, 2016, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2017, the consolidated total net leverage ratio was 1.06:1. Minimum liquidity as of January 31, 2017 was $694.9 million. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2017.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2017, the consolidated total net leverage ratio was 1.06:1. Minimum liquidity as of January 31, 2017 was $694.9 million. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2017.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 40 million share increase in the stock repurchase program, bringing the total current authorization to 98 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2017 or 2016. As of January 31, 2017, the total number of shares repurchased under the program was 53,456,801, and 44,543,199 shares were available for repurchase under the program.
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
In fiscal 2017 and fiscal 2016, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. We remitted $134.6 million for the six months ended January 31, 2017 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC on September 28, 2016, except for expanded disclosures below regarding our valuation of goodwill. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Valuation of Goodwill
We evaluate the impairment of goodwill for our reportable segments annually or on an interim basis if certain indicators are present by comparing the fair value of the reportable segment to its carrying value. The calculation of the fair value of our reportable segments requires us to make significant estimates about our future performance and cash flows, as well as estimating discount rates. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Future adverse changes in market conditions or poor operating results of the reportable segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future. Management considered the above factors noting none involved significant uncertainty and assuming nominal growth rates in our analysis, the fair value exceeded carrying value by a substantial amount indicating no material risk as of January 31, 2017 with respect to potential goodwill impairments.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 9 – Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of January 31, 2017, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
No single customer accounted for more than 10% of our consolidated revenue during the six months ended January 31, 2017. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including recent expansions in Europe, Brazil, the Middle East, and India expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside the U.S. into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, and expansion into Ireland and India in fiscal 2016. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.
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
In general, acquisitions increase our sales and profitability although, given the typical size of our acquisitions to date, most acquisitions will not individually have a material impact on our consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years in some international situations.

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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2015, we opened new facilities in Bahrain, Oman, and Moncton, Canada. In fiscal 2016, we opened new facilities in Castledermot, Ireland; Sonepat, India; Algete, Spain; and six new facilities in the U.S. In fiscal 2017, we opened a new facility in Bad Fallingbostel, Germany and five new facilities in the U.S. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.9% of our common stock as of January 31, 2017. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

We have certain provisions in our certificate of incorporation and bylaws which may have an anti-takeover effect or that may delay, defer or prevent acquisition bids for us that a stockholder might consider favorable and limit attempts by our stockholders to replace or remove our current management.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of January 31, 2017, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $256.9 million.
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

3.1
Copart, Inc. Certificate of Amendment to Certificate of Incorporation (incorporated by reference herein to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2016 (File No. 000-23255))

3.2	Copart, Inc. Amended and Restated Bylaws (incorporated by reference herein to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2016 (File No. 000-23255))
10.28*	Amended and Restated Executive Officer Employment Agreement between the Registrant and Vikrant Bhatia, dated November 28, 2016.
10.29*
Copart, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2016 (File No. 000-23255))

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
and Accounting Officer and duly Authorized Officer)
Date: February 28, 2017