Form 10-Q
period 2017-04-30
COPART INC
filed 2017-05-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 24, 2017, 230,331,226 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2017

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$189,621	$155,849
Accounts receivable, net	302,071	266,270
Vehicle pooling costs	31,822	28,599
Inventories	9,239	10,388
Income taxes receivable	42,663	18,751
Deferred income taxes	191	1,444
Prepaid expenses and other assets	18,002	18,005
Total current assets	593,609	499,306
Property and equipment, net	913,303	816,791
Intangibles, net	7,624	11,761
Goodwill	258,634	260,198
Deferred income taxes	2,978	23,506
Other assets	35,538	38,258
Total assets	$1,811,686	$1,649,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$192,769	$192,379
Deferred revenue	6,147	4,628
Income taxes payable	6,421	5,625
Current portion of revolving loan facility and capital lease obligations	16,151	76,151
Total current liabilities	221,488	278,783
Deferred income taxes	3,773	3,816
Income taxes payable	26,772	25,641
Long-term debt, revolving loan facility and capital lease obligations, net of discount	550,755	564,341
Other liabilities	2,569	2,783
Total liabilities	805,357	875,364
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 230,331,255 and 220,244,120 shares issued and outstanding, respectively.	22	22
Additional paid-in capital	444,745	392,434
Accumulated other comprehensive loss	(114,268)	(109,194)
Retained earnings	675,830	491,194
Total stockholders’ equity	1,006,329	774,456
Total liabilities and stockholders’ equity	$1,811,686	$1,649,820

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Service revenues and vehicle sales:
Service revenues	$332,346	$303,507	$949,457	$814,891
Vehicle sales	41,516	43,739	119,928	120,899
Total service revenues and vehicle sales	373,862	347,246	1,069,385	935,790
Operating expenses:
Yard operations	166,572	151,855	503,264	428,729
Cost of vehicle sales	34,785	37,744	101,558	103,939
General and administrative	35,717	35,699	114,071	102,843
Total operating expenses	237,074	225,298	718,893	635,511
Operating income	136,788	121,948	350,492	300,279

Other (expense) income:
Interest expense	(5,869)	(5,702)	(17,972)	(16,996)
Interest income	363	283	1,084	1,096
Other (expense) income, net	(194)	39	117	5,501
Total other expenses	(5,700)	(5,380)	(16,771)	(10,399)
Income before income taxes	131,088	116,568	333,721	289,880
Income tax expense	40,542	41,944	9,829	103,642
Net income	$90,546	$74,624	$323,892	$186,238

Basic net income per common share	$0.39	$0.34	$1.42	$0.80
Weighted average common shares outstanding	229,920	221,088	228,146	234,142

Diluted net income per common share	$0.38	$0.32	$1.37	$0.75
Diluted weighted average common shares outstanding	237,135	236,412	236,808	248,780
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2017	2016	2017	2016
Comprehensive income, net of tax:
Net income	$90,546	$74,624	$323,892	$186,238
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	—	—	—	603
Reclassification adjustment of interest rate swaps, net (b)	—	—	—	(320)
Unrealized gain on available-for-sale securities, net (c)	—	4,030	—	—
Reclassification adjustment for gain on available-for-sale securities, included in net income	—	(379)	—	—
Foreign currency translation adjustments	5,281	15,629	(5,074)	(15,281)
Total comprehensive income	$95,827	$93,904	$318,818	$171,240

(a)	Net of tax effect of $(342) for the nine months ended April 30, 2016.

(b)	Net of tax effect of $178 for the nine months ended April 30, 2016.

(c)	Net of tax effect of $(3) for the three months ended April 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$323,892	$186,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	43,951	35,900
Allowance for doubtful accounts	(542)	1,227
Equity in losses of unconsolidated affiliates	584	768
Stock-based payment compensation	15,613	15,834
Gain on sale of property and equipment	(125)	(188)
Deferred income taxes	21,791	(325)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(35,668)	(49,594)
Vehicle pooling costs	(3,289)	(5,001)
Inventories	1,027	(3,120)
Prepaid expenses and other current assets	1,440	293
Other assets	(1,185)	3,206
Accounts payable and accrued liabilities	1,140	5,024
Deferred revenue	1,532	2,038
Income taxes receivable	(23,909)	3,326
Income taxes payable	2,619	13,858
Other liabilities	(1,044)	(1,138)
Net cash provided by operating activities	347,827	208,346
Cash flows from investing activities:
Purchases of property and equipment	(124,710)	(143,833)
Proceeds from sale of property and equipment	554	485
Purchase of assets in connection with acquisitions	(10,000)	—
Investment in unconsolidated affiliate	(3,566)	—
Purchases of marketable securities	—	(21,119)
Proceeds from sale of marketable securities	—	21,498
Net cash used in investing activities	(137,722)	(142,969)
Cash flows from financing activities:
Proceeds from the exercise of stock options	30,171	4,989
Proceeds from the issuance of Employee Stock Purchase Plan shares	1,908	1,640
Repurchases of common stock	—	(442,855)
Payments for employee stock-based tax withholdings	(134,638)	—
Proceeds from the issuance of long-term debt, net of discount	—	93,468
Repayments on revolving loan facility, net of proceeds	(73,000)	—
Debt offering costs	—	(165)
Principal payments on long-term debt	—	(37,500)
Net cash used in financing activities	(175,559)	(380,423)
Effect of foreign currency translation	(774)	(3,313)
Net increase (decrease) in cash and cash equivalents	33,772	(318,359)
Cash and cash equivalents at beginning of period	155,849	456,012
Cash and cash equivalents at end of period	$189,621	$137,653
Supplemental disclosure of cash flow information:
Interest paid	$17,681	$16,996
Income taxes paid, net of refunds	$9,452	$86,243
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2017
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Germany, Ireland, Spain and India, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance company and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of April 30, 2017 and July 31, 2016, its consolidated statements of income and comprehensive income for the three and nine months ended April 30, 2017 and 2016, and its cash flows for the nine months ended April 30, 2017 and 2016. Interim results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2017. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Certain prior year amounts have been reclassified to conform to current year presentation.
On March 23, 2017, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the closing of trading on April 10, 2017 to stockholders of record on April 3, 2017. The stock dividend increased the number of shares of common stock outstanding and all per share amounts have been adjusted for the stock dividend, as of the date earliest presented in these financial statements. Certain prior year amounts have been adjusted to conform to current year presentation.
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
Vehicle sales, where vehicles are purchased and remarketed on the Company’s own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legaly binding contract is formed with the member, and the gross sales price is recorded as revenue.
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
Foreign Currency Translation
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, Chinese renminbi and European Union Euro are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(40,684)
Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Loss on foreign currency translation	(5,074)
Cumulative loss on foreign currency translation as of April 30, 2017	$(114,268)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of April 30, 2017 and July 31, 2016, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, and Note 4 – Fair Value Measures.
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
Total gross capitalized software as of April 30, 2017 and July 31, 2016 was $55.5 million and $49.4 million, respectively. Accumulated amortization expense related to software as of April 30, 2017 and July 31, 2016 totaled $29.8 million and $20.9 million, respectively.
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
NOTE 2 – Long-Term Debt
Credit Agreement
On December 3, 2014, the Company entered into a Credit Agreement (as amended from time to time, the “Credit Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million (the “Revolving Loan Facility”), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Loan”), which was fully drawn at closing. The Term Loan amortized $18.8 million per quarter.
On March 15, 2016, the Company entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provided for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (the “Incremental Term Loan”) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan, and decreased the quarterly amortization payments for that loan to $7.5 million per quarter. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The Company borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement.

On July 21, 2016, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016. The Second Amendment to Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021, and (d) increased covenant flexibility.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2017 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 0.99% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2017, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $165.0 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of April 30, 2017 and July 31, 2016, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2017, the consolidated total net leverage ratio was 0.74:1. Minimum liquidity as of April 30, 2017 was $851.7 million. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2017.

Note Purchase Agreement
On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement are being used for general corporate purposes.
On July 21, 2016, the Company entered into Amendment No. 1 to Note Purchase Agreement (the “First Amendment to Note Purchase Agreement”) which amended certain terms of the Note Purchase Agreement, including providing for increased flexibility substantially consistent with the changes included in the Second Amendment to Credit Agreement, including among other things increased covenant flexibility.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2017, the consolidated total net leverage ratio was 0.74:1. Minimum liquidity as of April 30, 2017 was $851.7 million. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2017.
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
NOTE 3 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2017	July 31, 2016
Amortized intangibles:
Covenants not to compete	$1,706	$1,702
Supply contracts & customer relationships	26,823	26,471
Trade name	5,113	5,163
Licenses and databases	2,476	2,488
Accumulated amortization	(28,494)	(24,063)
Net intangibles	$7,624	$11,761

Aggregate amortization expense on amortizable intangible assets was $1.4 million for the three months ended April 30, 2017 and 2016, and $4.0 million and $4.4 million for the nine months ended April 30, 2017 and 2016, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2016	$260,198
Goodwill recorded during the period (Note 11 – Acquisitions)	158
Effect of foreign currency exchange rates	(1,722)
Balance as of April 30, 2017	$258,634
NOTE 4 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	April 30, 2017		July 31, 2016
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$10,804	$10,804	$8,422	$8,422
Total Assets	$10,804	$10,804	$8,422	$8,422
Liabilities
Long-term fixed rate debt, including current portion	$401,266	$401,266	$430,375	$430,375
Revolving loan facility	165,000	165,000	238,000	238,000
Total Liabilities	$566,266	$566,266	$668,375	$668,375

During the nine months ended April 30, 2017, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 2 – Long-Term Debt.
NOTE 5 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2017	2016	2017	2016
Weighted average common shares outstanding	229,920	221,088	228,146	234,142
Effect of dilutive securities - stock options	7,215	15,324	8,662	14,638
Weighted average common and dilutive potential common shares outstanding	237,135	236,412	236,808	248,780
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 894,782 and 15,179,042 shares underlying outstanding stock options for the three months ended April 30, 2017 and 2016, respectively, and 2,169,026 and 15,368,822 for the nine months ended April 30, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.

NOTE 6 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2017:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2016	38,902	$12.15	4.96	$508,401
Grants of options	894	27.66
Exercises	(20,598)	8.19
Forfeitures or expirations	(319)	17.99
Outstanding as of April 30, 2017	18,879	$17.11	6.73	$260,392
Exercisable as of April 30, 2017	11,428	$15.78	6.13	$172,766
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 18,841,251 at April 30, 2017.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2017	2016	2017	2016
General and administrative	$4,180	$4,320	$13,176	$13,758
Yard operations	828	714	2,437	2,076
Total stock-based payment compensation	$5,008	$5,034	$15,613	$15,834
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $5.6 million in compensation expenses for these grants in the nine months ended April 30, 2017 and 2016.
NOTE 7 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2017 or 2016. As of April 30, 2017, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.

On July 9, 2015, the Company completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 27,777,776 shares of its common stock at a price not greater than $18.00 nor less than $17.38 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 12,508,122 shares of its common stock at a purchase price of $18.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, the Company completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 14,634,146 shares of its common stock at a price not greater than $20.50 nor less than $19.00 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 16,666,666 shares of its common stock at a purchase price of $19.50 per share for a total value of $325.0 million. The Company’s directors and executive officers did not participate in the tender offers. The shares repurchased as a result of the tender offers were not part of the Company’s stock repurchase program.
In fiscal 2017 and fiscal 2016, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million for the nine months ended April 30, 2017 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Tax Withholding (in 000s)
FY 2016—Q4	2,260,000	$9.32	821,296	586,304	852,400	$25.65	$15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
NOTE 8 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company’s effective income tax rates were 30.9%, and 36.0% for the three months ended April 30, 2017 and 2016, respectively, and 2.9%, and 35.8% for the nine months ended April 30, 2017 and 2016. The decrease in the overall tax rate was primarily the result of recognizing excess tax benefits from the exercise of employee stock options of $4.0 million for the three months ended April 30, 2017 as compared to $0.6 million for the three months ended April 30, 2016 and $106.7 million for the nine months ended April 30, 2017 as compared to $0.8 million for the nine months ended April 30, 2016.
As of April 30, 2017, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $26.8 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of April 30, 2017 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company’s footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 9 – Recent Accounting Pronouncements
Pending
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for stock-based payment arrangements and provides guidance on the types of changes to the terms or conditions of stock-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company’s adoption of ASU 2017-09 will not have a material impact on the Company’s consolidated results of operations and financial position.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU 2017-04 amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, entities should perform their annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment if the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company’s adoption of ASU 2017-04 will not have a material impact on the Company’s consolidated results of operations and financial position.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients; however early adoption is permitted. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company is continuing its assessment, which may identify additional impacts ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, and related disclosures.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet, rather than separating deferred taxes into current and non-current amounts. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2016 and can be adopted prospectively or retrospectively; however, early adoption is permitted. The Company’s adoption of ASU 2015-17 will not have a material impact on the Company’s consolidated results of operations and financial position.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued and provide related disclosures in certain circumstances. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company’s adoption of ASU 2014-15 will not have a material impact on the Company’s consolidated results of operations, financial position, and related disclosures.
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

While the Company is continuing to assess all potential impacts of ASU 2014-09, it currently believes the most significant impact relates to the Company’s performance obligations through the determination of distinct and separately identifiable services, which may be different from the Company’s current separate units of accounting under ASU 2009-13. Additionally, changes in revenue recognition requirements regarding the Company’s performance obligations within its service contracts could potentially result in either the earlier recognition of revenue and associated costs for certain performance obligations or the deferral of a significant portion of revenue and associated costs for a vehicle until the sale is substantially complete. Due to the variety and complexity of the Company’s contracts, the actual revenue recognition treatment required under ASU 2014-09 may be dependent on contract-specific terms and vary in some instances.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The Company early adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis.
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
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The Company is pursuing its claim for damages, and defending against KPIT’s claim for damages. The Company and KPIT filed competing motions for summary judgment in January 2017. Those motions are still pending before the court.

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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Official Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017.
Based on the opinion from the Company’s outside law firm, advice from its outside tax advisors, and the Company’s best estimate of a probable outcome, the Company has adequately provided for the payment of any assessment in its consolidated financial statements. The Company believes it has strong defenses to the remaining tax liability set forth above and intends to continue to defend this matter. There can be no assurance that this matter will be resolved in the Company’s favor or that the Company will not ultimately be required to make a substantial payment to the Georgia DOR. The Company understands that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations and financial position.

NOTE 11 – Acquisitions
During the nine months ended April 30, 2017, the Company acquired the assets of an excavation company, which engages in earthwork, soil stabilization, equipment hauling and erosion control commercial contractor services, for a total cash purchase price of $10.0 million.
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for this acquisition (in thousands):

Allocation of the acquisition:
Property and equipment	$9,750
Inventory	92
Goodwill	158
Fair value of net assets acquired	$10,000
 This asset acquisition was undertaken to enhance the Company’s land development capabilities. This acquisition has been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company’s consolidated financial statements. Goodwill was recorded because the purchase price of the acquisition reflected a number of factors, including the future earnings and cash flow potential; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; and the complementary tactical development capability and cost control of the development of the Company’s yard locations and resulting synergies brought to existing operations.
The acquisition does not result in a significant change in the Company’s consolidated results of operations; therefore pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition date. The acquisition-related expenses incurred during the nine months ended April 30, 2017, were not significant and were included in general and administrative expenses in the Company’s consolidated financial position and results of operations.

NOTE 12 – Segments and Other Geographic Reporting
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
The following tables present financial information by segment:

	Three Months Ended April 30, 2017			Three Months Ended April 30, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$307,120	$66,742	$373,862	$279,210	$68,036	$347,246
Yard operations	142,631	23,941	166,572	128,839	23,016	151,855
Cost of vehicle sales	15,009	19,776	34,785	14,575	23,169	37,744
General and administrative	30,363	5,354	35,717	30,882	4,817	35,699
Operating income	119,117	17,671	136,788	104,914	17,034	121,948
Interest (expense) income, net	(5,766)	260	(5,506)	(4,753)	(666)	(5,419)
Other (expense) income, net	(399)	205	(194)	77	(38)	39
Intercompany income (expense)	2,717	(2,717)	—	4,980	(4,980)	—
Income before income taxes	115,669	15,419	131,088	105,218	11,350	116,568
Income taxes	37,691	2,851	40,542	39,262	2,682	41,944
Net income	$77,978	$12,568	$90,546	$65,956	$8,668	$74,624

Depreciation and amortization	$10,904	$2,304	$13,208	$10,048	$2,310	$12,358
Capital expenditures, including acquisitions	40,872	1,426	42,298	49,866	16,204	66,070

	Nine Months Ended April 30, 2017			Nine Months Ended April 30, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$879,093	$190,292	$1,069,385	$747,936	$187,854	$935,790
Yard operations	435,179	68,085	503,264	363,089	65,640	428,729
Cost of vehicle sales	43,731	57,827	101,558	40,134	63,805	103,939
General and administrative	98,492	15,579	114,071	87,807	15,036	102,843
Operating income	301,691	48,801	350,492	256,906	43,373	300,279
Interest (expense) income, net	(17,690)	802	(16,888)	(15,812)	(88)	(15,900)
Other (expense) income, net	(310)	427	117	438	5,063	5,501
Intercompany income (expense)	8,372	(8,372)	—	10,974	(10,974)	—
Income before income taxes	292,063	41,658	333,721	252,506	37,374	289,880
Income taxes	1,065	8,764	9,829	95,402	8,240	103,642
Net income	$290,998	$32,894	$323,892	$157,104	$29,134	$186,238

Depreciation and amortization	$35,957	$7,175	$43,132	$28,383	$7,187	$35,570
Capital expenditures, including acquisitions	128,934	5,776	134,710	126,184	17,649	143,833

	April 30, 2017			July 31, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,372,425	$439,261	$1,811,686	$1,249,755	$400,065	$1,649,820
Goodwill	180,063	78,571	258,634	179,906	80,292	260,198

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
We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.
In the U.S., Canada, Brazil, the U.A.E., Oman, Bahrain, Germany, Ireland, Spain and India, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
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
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2015 through April 30, 2017:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Sonepat, India (New Delhi)	Greenfield	October 2015	India
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas (Dallas)	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Colorado Springs, Colorado	Greenfield	May 2016	United States
Denver, Colorado	Greenfield	July 2016	United States
Cartersville, Georgia	Greenfield	July 2016	United States
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Sun Valley, California (Los Angeles)	Greenfield	November 2016	United States
Casper, Wyoming	Greenfield	January 2017	United States
Littleton, Colorado (Denver)	Greenfield	January 2017	United States
Apopka, Florida (Orlando)	Greenfield	January 2017	United States
Alorton, Illinois (St. Louis)	Greenfield	February 2017	United States
Okeechobee, Florida	Greenfield	March 2017	United States
Ogden, Utah (Salt Lake City)	Greenfield	March 2017	United States
Wilmington, California (Long Beach)	Greenfield	March 2017	United States
Castledermot, Ireland	Greenfield	April 2016	Ireland
Algete, Spain (Madrid)	Greenfield	July 2016	Spain
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
Newbury, United Kingdom	Greenfield	September 2016	United Kingdom
Betim, Minas Gerais	Greenfield	April 2017	Brazil
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Service revenues and vehicle sales:
Service revenues	89%	87%	89%	87%
Vehicle sales	11%	13%	11%	13%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	45%	44%	47%	46%
Cost of vehicle sales	9%	11%	9%	11%
General and administrative	10%	10%	11%	11%
Total operating expenses	64%	65%	67%	68%
Operating income	36%	35%	33%	32%
Other expense	(1)%	(2)%	(2)%	(1)%
Income before income taxes	35%	33%	31%	31%
Income taxes	11%	12%	1%	11%
Net income	24%	21%	30%	20%
Comparison of the Three and Nine Months Ended April 30, 2017 and 2016
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Service revenues
United States	$291,280	$263,931	$27,349	10.4%	$833,510	$706,339	$127,171	18.0%
International	41,066	39,576	1,490	3.8%	115,947	108,552	7,395	6.8%
Total service revenues	$332,346	$303,507	$28,839	9.5%	$949,457	$814,891	$134,566	16.5%
Service Revenues. The increase in service revenues during the three months ended April 30, 2017 of $28.8 million, or 9.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $27.3 million and (ii) an increase in International of $1.5 million. The growth in the U.S. was driven primarily by increased volume and a marginal increase in revenue per car due to higher average auction selling prices, which we believe is due to higher commodity prices. The increase in volume in the U.S. was primarily due to (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $4.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $5.5 million was driven primarily by increased volume.
The increase in service revenues during the nine months ended April 30, 2017 of $134.6 million, or 16.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $127.2 million and (ii) an increase in International of $7.4 million. The growth in the U.S. was driven primarily by increased volume, and a marginal increase in revenue per car due higher average auction selling prices, which we believe is due to higher commodity prices. The increase in volume the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $14.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $21.5 million was driven primarily by increased volume.

The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Vehicle sales
United States	$15,840	$15,279	$561	3.7%	$45,583	$41,597	$3,986	9.6%
International	25,676	28,460	(2,784)	(9.8)%	74,345	79,302	(4,957)	(6.3)%
Total vehicle sales	$41,516	$43,739	$(2,223)	(5.1)%	$119,928	$120,899	$(971)	(0.8)%
Vehicle Sales. The decrease in vehicle sales for the three months ended April 30, 2017 of $2.2 million, or 5.1%, as compared to the same period last year resulted from (i) a decrease in International of $2.8 million, partially offset by (ii) an increase in the U.S. of $0.6 million. Excluding a detrimental impact of $3.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $0.7 million was primarily the result of higher average auction selling prices. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business.
The decrease in vehicle sales for the nine months ended April 30, 2017 of $1.0 million, or 0.8%, as compared to the same period last year resulted from (i) a decrease in International of $5.0 million, partially offset by (ii) an increase in the U.S. of $4.0 million. Excluding a detrimental impact of $12.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $7.1 million was primarily the result of higher average auction selling prices. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Yard operations expenses
United States	$142,631	$128,839	$13,792	10.7%	$435,179	$363,089	$72,090	19.9%
International	23,941	23,016	925	4.0%	68,085	65,640	2,445	3.7%
Total yard operations expenses	$166,572	$151,855	$14,717	9.7%	$503,264	$428,729	$74,535	17.4%

Yard operations expenses, excluding depreciation and amortization
United States	$134,645	$122,477	$12,168	9.9%	$411,831	$344,213	$67,618	19.6%
International	21,976	21,039	937	4.5%	62,317	59,584	2,733	4.6%

Yard depreciation and amortization
United States	$7,986	$6,362	$1,624	25.5%	$23,348	$18,875	$4,473	23.7%
International	1,965	1,977	(12)	(0.6)%	5,768	6,057	(289)	(4.8)%
Yard Operations Expenses. The increase in yard operations expenses for the three months ended April 30, 2017 of $14.7 million, or 9.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $13.8 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $0.9 million, primarily from growth in volume, partially offset by the beneficial impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities and certain technology assets placed into service in the U.S.
The increase in yard operations expense for the nine months ended April 30, 2017 of $74.5 million, or 17.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $72.1 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $2.4 million primarily from growth in volume, partially offset by the beneficial impact of $7.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities and certain technology assets placed into service in the U.S.

The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Cost of vehicle sales
United States	$15,009	$14,575	$434	3.0%	$43,731	$40,134	$3,597	9.0%
International	19,776	23,169	(3,393)	(14.6)%	57,827	63,805	(5,978)	(9.4)%
Total cost of vehicle sales	$34,785	$37,744	$(2,959)	(7.8)%	$101,558	$103,939	$(2,381)	(2.3)%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended April 30, 2017 of $3.0 million, or 7.8%, as compared to the same period last year resulted from (i) a decrease in International of $3.4 million, partially offset by (ii) an increase in the U.S. of $0.4 million. Excluding the beneficial impact of $2.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the decrease in International of $0.8 million was primarily the result of lower average purchase prices. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business.
The decrease in cost of vehicle sales for the nine months ended April 30, 2017 of $2.4 million, or 2.3%, as compared to the same period last year resulted from (i) a decrease in International of $6.0 million, partially offset by (ii) an increase in the U.S. of $3.6 million. Excluding the beneficial impact of $9.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the increase in International of $3.1 million was primarily the result of increased volume. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift of volume for certain sellers from principal to agency business.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
General and administrative expenses
United States	$30,363	$30,882	$(519)	(1.7)%	$98,492	$87,807	$10,685	12.2%
International	5,354	4,817	537	11.1%	15,579	15,036	543	3.6%
Total general and administrative expenses	$35,717	$35,699	$18	0.1%	$114,071	$102,843	$11,228	10.9%

General and administrative expenses, excluding depreciation and amortization
United States	$27,444	$27,195	$249	0.9%	$85,883	$78,300	$7,583	9.7%
International	5,016	4,485	531	11.8%	14,172	13,905	267	1.9%

General and administrative depreciation and amortization
United States	$2,918	$3,686	$(768)	(20.8)%	$12,609	$9,508	$3,101	32.6%
International	339	333	6	1.8%	1,407	1,130	277	24.5%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2017 as compared to the same period last year resulted from (i) an increase in International of $0.5 million, partially offset by (ii) a decrease in the U.S. of $0.5 million. Excluding depreciation and amortization, the increase in the U.S. of $0.2 million resulted primarily from a net increase in professional services expenses as well as charges related to sales tax adjustments. The decrease in depreciation and amortization expenses for the three months ended April 30, 2017 as compared to the same period last year resulted primarily from a decrease in the U.S. as a result of certain assets becoming fully amortized.
The increase in general and administrative expenses for the nine months ended April 30, 2017 of $11.2 million, or 10.9%, as compared to the same period last year resulted from an increase in the U.S. of $10.7 million. Excluding depreciation and amortization, the increase in the U.S. of $7.6 million resulted primarily from the impact of payroll taxes from the exercise of employee stock options, an increase in professional services expenses and charges related to sales tax and franchise tax adjustments. The increase in depreciation and amortization expenses for the nine months ended April 30, 2017 as compared to the same period last year resulted primarily from depreciating certain technology assets placed into service in the U.S.

The following table summarizes total other expenses and income taxes for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change	2017	2016	Change	% Change
Total other expenses	(5,700)	(5,380)	(320)	(5.9)%	(16,771)	(10,399)	(6,372)	(61.3)%
Income taxes	40,542	41,944	(1,402)	(3.3)%	9,829	103,642	(93,813)	(90.5)%
Other Expenses. The increase in total other expenses for the three months ended April 30, 2017 of $0.3 million as compared to the same period last year was primarily due to an increase in interest expense related to our Revolving Loan Facility due to a higher average balance during the period.
The increase in total other expenses for the nine months ended April 30, 2017 of $6.4 million as compared to the same period last year was primarily due to a decrease in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate.
Income Taxes. Our effective income tax rates were 30.9% and 36.0% for the three months ended April 30, 2017 and 2016, respectively, and 2.9%, and 35.8% for the nine months ended April 30, 2017 and 2016. The decrease in the overall tax rate was primarily the result of recognizing excess tax benefits from the exercise of employee stock options of $4.0 million for the three months ended April 30, 2017 as compared to $0.6 million for the three months ended April 30, 2016 and $106.7 million for the nine months ended April 30, 2017 as compared to $0.8 million for the nine months ended April 30, 2016.
Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2017 and July 31, 2016 and for the nine months ended April 30, 2017 and 2016, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2017	July 31, 2016	Change	% Change
Cash and cash equivalents	$189,621	$155,849	$33,772	21.7%
Working capital	372,121	220,523	151,598	68.7%

	Nine Months Ended April 30,
(In thousands)	2017	2016	Change	% Change
Operating cash flows	$347,827	$208,346	$139,481	66.9%
Investing cash flows	(137,722)	(142,969)	5,247	3.7%
Financing cash flows	(175,559)	(380,423)	204,864	53.9%

Capital expenditures, including acquisitions	$(134,710)	$(143,833)	$9,123	6.3%
Repayments on revolving loan facility, net of proceeds	(73,000)	—	(73,000)	(100.0)%
Principal payments on long-term debt	—	(37,500)	37,500	100.0%
Cash and cash equivalents and working capital increased at April 30, 2017 as compared to July 31, 2016 primarily due to cash generated from operations and proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings, capital expenditures and net repayments on our Revolving Loan Facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2017, $155.0 million of the $189.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2017 as compared to the same period in 2016 due to improved cash operating results from an increase in service revenues, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in income taxes receivable of $27.2 million related to excess tax benefits from stock option exercises; a decrease in income taxes payable of $11.2 million; and an increase in accounts receivable of $13.9 million due to an increase in volume.
Net cash used in investing activities decreased for the nine months ended April 30, 2017 as compared to the same period in 2016 due primarily to reduced capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities decreased for the nine months ended April 30, 2017 as compared to the same period in 2016 due primarily to a decrease in repurchases of common stock as part of our tender offer and an increase in proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings and an increase in net repayments of our Revolving Loan Facility. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement”, “Note Purchase Agreement”, and Stock Repurchases.
Credit Agreement
On December 3, 2014, we entered into a Credit Agreement (as amended from time to time, the “Credit Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million (the “Revolving Loan Facility”), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Loan”), which was fully drawn at closing. The Term Loan amortized $18.8 million per quarter.
On March 15, 2016, we entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provided for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (the “Incremental Term Loan”) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan, and decreased the quarterly amortization payments for that loan to $7.5 million per quarter. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on our consolidated total net leverage ratio during the preceding fiscal quarter. We borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement.
On July 21, 2016, we entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016. The Second Amendment to Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021, and (d) increased covenant flexibility.

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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2017 on our Revolving Loan Facility was the one month LIBOR rate of 0.99% plus an applicable margin of 1.25%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2017, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $165.0 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of April 30, 2017 and July 31, 2016, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2017, the consolidated total net leverage ratio was 0.74:1. Minimum liquidity as of April 30, 2017 was $851.7 million. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of April 30, 2017.
Note Purchase Agreement
On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. Proceeds from the Note Purchase Agreement are being used for general corporate purposes.
On July 21, 2016, we entered into Amendment No. 1 to Note Purchase Agreement (the “First Amendment to Note Purchase Agreement”) which amended certain terms of the Note Purchase Agreement, including providing for increased flexibility substantially consistent with the changes included in the Second Amendment to Credit Agreement, including among other things increased covenant flexibility.

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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2017, the consolidated total net leverage ratio was 0.74:1. Minimum liquidity as of April 30, 2017 was $851.7 million. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2017.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2017 or 2016. As of April 30, 2017, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
On July 9, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 27,777,776 shares of our common stock at a price not greater than $18.00 nor less than $17.38 per share. In connection with the tender offer, we accepted for payment an aggregate of 12,508,122 shares of our common stock at a purchase price of $18.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 14,634,146 shares of our common stock at a price not greater than $20.50 nor less than $19.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 16,666,666 shares of our common stock at a purchase price of $19.50 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offers. The shares repurchased as a result of the tender offers were not part of our stock repurchase program.
In fiscal 2017 and fiscal 2016, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. We remitted $134.6 million for the nine months ended April 30, 2017 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Tax Withholding (in 000s)
FY 2016—Q4	2,260,000	$9.32	821,296	586,304	852,400	$25.65	$15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Valuation of Goodwill
We evaluate the impairment of goodwill for our reportable segments annually or on an interim basis if certain indicators are present by comparing the fair value of the reportable segment to its carrying value. The calculation of the fair value of our reportable segments requires us to make significant estimates about our future performance and cash flows, as well as estimating discount rates. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Future adverse changes in market conditions or poor operating results of the reportable segment could result in an inability to recover the carrying value of the investment, thereby requiring impairment charges in the future. Management considered the above factors noting none involved significant uncertainty and assuming nominal growth rates in our analysis, the fair value exceeded carrying value by a substantial amount indicating no material risk as of April 30, 2017 with respect to potential goodwill impairments.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 9 – Recent Accounting Pronouncements.
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC on September 28, 2016.
Off-Balance Sheet Arrangements
As of April 30, 2017, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. We are pursuing our claim for damages, and defending against KPIT’s claim for damages. We and KPIT filed competing motions for summary judgment in January 2017. Those motions are still pending before the court.
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

During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Official Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017.
Based on the opinion from our outside law firm, advice from our outside tax advisors, and our best estimate of a probable outcome, we believe that we have adequately provided for the payment of any assessment in our consolidated financial statements. We believe we have strong defenses to the remaining tax liability set forth above and intend to continue to defend this matter. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.
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
No single customer accounted for more than 10% of our consolidated revenue during the nine months ended April 30, 2017. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the U.K.’s withdrawal from the European Union and discussions with the European Union began in March 2017. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2015, we opened new facilities in Bahrain, Oman, and Moncton, Canada. In fiscal 2016, we opened new facilities in Castledermot, Ireland; Sonepat, India; Algete, Spain; and six new facilities in the U.S. In fiscal 2017, we opened a new facility in Bad Fallingbostel, Germany, a new facility in Betim, Minas Gerais, Brazil and nine new facilities in the U.S. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.8% of our common stock as of April 30, 2017. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of April 30, 2017, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $258.6 million.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Official Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017.
Based on the opinion from our outside law firm, advice from our outside tax advisors, and our best estimate of a probable outcome, we believe that we have adequately provided for the payment of any assessment in our consolidated financial statements. We believe we have strong defenses to the remaining tax liability set forth above and intend to continue to defend this matter. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the Georgia DOR. We understand that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.
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
Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, Chinese renminbi, and European Union Euro could adversely affect our consolidated results of operations and financial position.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the U.K.’s withdrawal from the European Union and discussions with the European Union began in March 2017. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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
and Accounting Officer and duly Authorized Officer)
Date: May 25, 2017