Form 10-K
period 2017-07-31
COPART INC
filed 2017-09-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act (check one):

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

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,644,908,664 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of September 26, 2017, 230,773,342 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2017, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2017

i

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2017, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Although we believe that, based on information currently available to us and our management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Item 1.        Business

Corporate Information

We were incorporated in California in 1982, became a public company in 1994 and reincorporated into Delaware in January 2012. Our principal executive offices are located at 14185 Dallas Parkway, Suite 300, Dallas, Texas 75254 and our telephone number at that address is (972) 391-5000. Our website is www.copart.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC.

Copart™, VB2™, BID4U™, CI & Design™, Cars with Heart™, 1-800 CAR BUYER™, VB3™ and CrashedToys.com™ are trademarks of Copart, Inc. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (U.S.), Canada, the United Kingdom (U.K.), the Republic of Ireland, Brazil, Germany, the United Arab Emirates (U.A.E.), Oman, Bahrain, India, and Spain.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S., Canada, the Republic of Ireland, Brazil, the U.A.E., Oman, Bahrain, India, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers, as well as related fees for services, such as towing and storage. In the U.K., we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright from the insurance companies and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We converted all of our U.S. and Canada sales to our Virtual Bidding Second Generation (VB2) during fiscal 2004 and we converted our U.K. sales to VB2 during fiscal 2008. VB2 opened our sales process to registered buyers (whom we refer to as “members”) anywhere in the world with access to the Internet. This technology and model employ a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility or over the Internet during the preview period. To improve the effectiveness of bidding, the VB2 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB2’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an Internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the Internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

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

For fiscal 2017, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 49.8% of total vehicles sold; 29.7% of vehicles were sold to out of state members within the U.S. and 20.1% were sold to International members, based on the address submitted during registration.

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

•	providing a comprehensive range of services that includes merchandising, efficient title processing, timely pick-up and delivery of vehicles, and Internet sales;

•	establishing and efficiently integrating new facilities and acquisitions;

•	increasing the number of bidders that can participate at each sale through the ease and convenience of Internet bidding;

•
applying technology to enhance operating efficiency through Internet bidding, web-based order processing, salvage value quotes, electronic communication with members and sellers, and vehicle imaging; and

•
providing a venue for insurance customers through our Virtual Insured Exchange (VIX) product to contingently sell a vehicle through our auction process to assess true market value, equipping our insurance customers with market data in its negotiations with owners who wish to retain their damaged vehicles.

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2017, our revenues were $1.4 billion and our operating income was $461.3 million.

In fiscal 2015, we opened facilities in Manama, Bahrain; Muscat, Oman; and Moncton, Canada.

In fiscal 2016, we opened facilities in Sonepat, India; Castledermot, Republic of Ireland; Algete, Spain; Dallas, Wilmer and Temple, Texas; Colorado Springs and Denver, Colorado; and Cartersville, Georgia.

In fiscal 2017, we opened facilities in Bad Fallingbostel, Germany; Newbury, U.K.; Betim, Minas Gerais, Brazil; Brighton and Littleton, Colorado; Sun Valley and Wilmington, California; Apopka and Okeechobee, Florida; Casper, Wyoming; Alorton, Illinois; Ogden, Utah; acquired the assets of an excavation company, which engages in earthwork, soil stabilization, equipment hauling and erosion control commercial contractor services; and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California.

Our revenues consist of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenues, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where we collect a fixed amount for selling each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program, which we refer to as PIP, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to or from our facility, storage of the vehicle, and other incidental costs. Under the consignment program or fixed fee program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle, which we have purchased or are otherwise considered to own, and is primarily generated in the U.K.

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

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. Sellers generally auction or sell their vehicles on a consignment basis either for a fixed fee or a percentage of the sales price. On occasion, companies in our industry will purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based on the vehicles’ estimated pre-accident cash value and the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction or a hybrid internet and physical auction, we sell virtually all of our vehicles on our Internet selling platform VB3, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners, our primary sellers of vehicles are insurance companies.

The primary buyers of vehicles at our auctions are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some states, the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, based on volume of vehicles purchased, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the general public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

The majority of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its pre-accident value (PAV), otherwise known as actual cash value (ACV). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV, as well as customer service considerations. If the cost of repair is greater than the pre-accident value less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

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

We believe the primary factors that insurance companies consider when selecting an auction and vehicle remarketing services company include:

•	the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the PAV);

•	the services provided by the company and the degree to which such services reduce their administrative costs and expenses;

•	the price the company charges for its services;

•	geographic coverage;

•	the ability to respond to natural disasters;

•	the ability to provide analytical data to the seller; and

•	in the U.K., in certain situations, the actual amount paid for the vehicle.

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

Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold at auction on VB3 typically within seven days. Proceeds are then collected from the member, seller fees are subtracted and the remainder is remitted to the seller.

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

Geographic Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the U.S., Canada, the U.K., the U.A.E., Oman, Bahrain, Brazil, Germany, the Republic of Ireland, Spain and India. In Germany and Spain, we also provide online vehicle remarketing services. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	attractiveness and efficiency to buyers, leading to enhanced selling prices for vehicles;

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	Internet bidding, Internet proxy bidding, and virtual sales powered by VB3, which enhance the competitive bidding process;

•	mobile applications, which allow members to search, bid, create watch lists, join auctions and bid in numerous languages from anywhere;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	e-mail notifications available in numerous languages to potential buyers of vehicles that match desired characteristics;

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

We strive to integrate all new facilities, when appropriate, into our existing network without disruption of service to vehicle sellers. We work with new sellers to implement our fee structures and new service programs. We typically retain existing employees at acquired facilities in order to retain knowledge about, and respond to, the local market. We also assign a special integration team to help convert newly acquired facilities to our own management information and proprietary software systems, helping enable us to ensure a smooth and consistent transition to our business operating and sales systems.

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics. Our revenues for the year ended July 31, 2017 were distributed as follows: U.S. 82.4% and International 17.6%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2017, 2016 and 2015 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included under in Part II, Item 8 of this 10-K.

Our Service Offerings

We offer vehicle sellers a full range of vehicle services, which expedite each stage of the vehicle sales process, maximizing proceeds and minimizing costs. Not all service offerings are available in all markets. Additionally, in some cases a service offering may be applicable only to a particular subsidiary or operating segment. Our service offerings include the following:

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

Virtual Insured Exchange (VIX)

We provide a venue for insurance customers through our Virtual Insured Exchange (VIX) product to contingently sell a vehicle through our auction process to assess true market value, equipping our insurance customers with market data in its negotiations with owners who wish to retain their damaged vehicles.

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

Vehicle Inspection Stations

We offer some of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our facilities. We have over 80 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

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

Flexible Vehicle Processing Programs

At the election of the seller, we sell vehicles pursuant to our Percentage Incentive Program, which we refer to as PIP, Consignment Program, or Purchase Program.

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

Purchase Program. Under the purchase program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles’ estimated pre-accident value (PAV), otherwise known as actual cash value (ACV), and sell the vehicles for our own account. Currently, the purchase program is offered primarily in the U.K.

Buy It Now, Make An Offer

We offer an option to our members to purchase specific pre-qualified vehicles immediately at a set price before the live auction process. This enables us to provide a fast, easy, transparent and comprehensive buying option on these pre-qualified vehicles. Additionally, members have the option of submitting an offer amount on certain selected vehicles. If an offer is accepted, the member can purchase the vehicle before the live auction process.

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

National Powersport Auctions

In the U.S., we provide non-salvage powersport vehicle remarketing services through live and online auction platforms to dealers, financial institutions and OEMs through our subsidiary National Powersport Auctions, or NPA. NPA, also offers comprehensive data services including the NPA Value GuideTM, which we believe is the industry’s most accurate wholesale valuation tool. NPA has facilities in San Diego, California; Philadelphia, Pennsylvania; Dallas, Texas; Cincinnati, Ohio; and Atlanta, Georgia.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues for fiscal 2017, 2016 and 2015. We obtained 84% of the total number of vehicles processed during fiscal 2017 from insurance company sellers. We obtained 83% of the total number of vehicles processed during fiscal 2016 and 2015, from insurance company sellers. Our arrangements with our sellers are typically subject to cancellation by either party upon 30 to 90 days’ notice.

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

We market our services to vehicle sellers through an in-house sales force that utilizes a variety of sales techniques, including targeted mailing of our sales literature, telemarketing, follow-up personal sales calls, Internet search engines, employee referrals, tow shop referrals, participation in trade shows and vehicle and insurance industry conventions. We market our services to franchise and independent dealerships, as well as the general public. We may, when appropriate, provide vehicle sellers with detailed analysis of the net return on vehicles and a proposal setting forth ways in which we believe that we can improve net returns on vehicles and reduce administrative costs and expenses.

During the last three years, a majority of our revenue was generated within the U.S. and a majority of our long-lived assets are located within the U.S. Please see Note 14 — Segments and Other Geographic Reporting in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

We maintain a database of thousands of registered members in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member, a person or business must complete a basic application either online or through our mobile applications. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our sales, subject to local licensing and permitting requirements. In certain venues, we may sell to the general public either directly or members may transact business at any of our sales via a registered broker who meets local licensing and permitting requirements. A member may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via e-mail notifications, sales notices, telemarketing, direct mail, in-location marketing, search engines, social media, radio, television, trade publications and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include KAR Auction Services, Inc. (including subsidiaries ADESA, Inc. and Insurance Auto Auctions, Inc.); Auction Broadcasting Company, LLC; and Manheim, Inc. The largest national dismantler is LKQ Corporation (LKQ). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers and privately held independent remarketers.

Management Information Systems

Our primary yard management information system consists of an IBM AS/400 mainframe computer system which runs our proprietary software developed to process salvage sales vehicles throughout the auction process. This system is integrated with the Internet to enable buyers to view salvage vehicles and bid on them. It can also be integrated with the seller’s system and enables the sellers to monitor their vehicles and analyze the progression of vehicles through the auction process. Our auction-style service product, VB3, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required.

We have invested in production data centers that are designed to continuously operate to support the business, even in the event of an emergency. The data centers’ electrical and mechanical systems are continually monitored. The data centers are located in areas generally considered to be free of frequent weather-related disasters and earthquakes. We operate fully redundant infrastructure to ensure ongoing operations, even in the event of physical damage to one of our data centers.

We have developed a proprietary system to enable us to address our international expansion needs. This proprietary system is designed to provide multi-language and multi-currency capabilities. We began using our new internally developed proprietary system with our expansion into Spain and India in fiscal 2016 and Germany in fiscal 2017. We intend to continue development of this system and implement it in certain additional international locations in the future.

Employees

As of July 31, 2017, we had 5,323 full-time employees, of whom 819 were engaged in general and administrative functions and 4,504 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

United States	4,012
International	1,311
Total employees	5,323

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

No single customer accounted for more than 10% of our consolidated revenue for fiscal 2017. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside the U.S., including expansions in Europe, Brazil, the Middle East, and India expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside the U.S. into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, and expansion into the Republic of Ireland and India in fiscal 2016. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards or operations in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.

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

In addition, we anticipate our international operations will continue to subject us to a variety of risks associated with operating on an international basis, including:

•	the difficulty of managing and staffing foreign offices;

•	the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the need to localize our product offerings, particularly the need to implement our online auction platform in foreign countries;

•	the need to comply with complex foreign and U.S. laws and regulations that apply to our international operations;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates;

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the U.K.’s withdrawal from the European Union and discussions with the European Union began in March 2017. The ultimate effects of Brexit on us are difficult to predict, but adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, that the U.K. and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.

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

Acquisitions typically will increase our sales and profitability although, given the typical size of our acquisitions to date, most acquisitions will not individually have a material impact on our consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years in some international situations. During this period, the acquisitions may operate at a loss and certain acquisitions, while profitable, may operate at a margin percentage that is below our overall operating margin percentage and, accordingly, have an adverse impact on our consolidated results of operations and financial position. Hence, the conversion periods vary from weeks to years and cannot be predicted.

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

We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be expensed, in part or in full, as an impairment, which may have a material impact on our consolidated results of operations and financial position. For example, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

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

We have in the past identified attempts by unauthorized third parties to access our systems and disrupt our online auctions. These attempts have caused minor service interruptions, which were promptly addressed and resolved, and our online service was restored to normal business. For example, in April 2015, we identified that unauthorized third parties had gained access to data provided to us by our members that is considered to be personal information in certain jurisdictions. We immediately investigated, including the engagement of an external expert security firm, and made the required notifications to members whose information may have been accessed and to regulatory agencies.

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

We maintain an information security program and our processing systems incorporate multiple levels of protection in order to address or otherwise mitigate these risks. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer losses in the future. Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. As such, we have implemented certain anti-fraud measures, including credit card verification procedures. However, a failure to adequately prevent fraudulent credit card transactions could adversely affect our consolidated financial position and results of operations.

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

We implemented our online system across all of our U.S., Canada, and U.K. salvage yards beginning in fiscal 2004 and 2008, respectively, and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2015, we opened new facilities in Bahrain, Oman, and Moncton, Canada. In fiscal 2016, we opened new facilities in Castledermot, Republic of Ireland; Sonepat, India; Algete, Spain; and six new facilities in the U.S. In fiscal 2017, we opened a new facility in Bad Fallingbostel, Germany, a new facility in Betim, Minas Gerais, Brazil, nine new facilities in the U.S and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

We rely primarily upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in the U.S., Canada, Brazil, U.A.E., Oman, Bahrain, Germany, the Republic of Ireland, India, and Spain. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.9% of our common stock as of July 31, 2017. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of autonomous vehicles, could have a material impact on revenue growth. In addition, under our Percentage Incentive Program contracts, which we refer to as PIP, the cost of towing the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in tow rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

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

Our operations are subject to federal, state, national, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of July 31, 2017, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $340.2 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2017, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of July 31, 2017, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

Changes in federal, state and local, or foreign tax laws, changing interpretations of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state, provincial, and local levels in the United States, the United Kingdom, and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (VAT) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. As previously disclosed, we have been subject to challenge by the Georgia Department of Revenue with respect to sales taxes and could face similar audits or challenges from applicable federal, state, or foreign tax authorities in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the United States, which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Our future effective tax rate could be adversely affected by, among other things, changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, U.S. federal, state and local, and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law and which could adversely affect our financial condition or results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 96,000 square feet of office space under a lease which expires in fiscal 2024. In the U.S., we own or lease facilities in every state except North Dakota, South Dakota, and Vermont. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia and New Brunswick. In the U.K., we own or lease 17 operating facilities. In Brazil, we own or lease eight operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, Bahrain, and India, we lease one operating facility in each country. In Germany and Spain, we operate online platforms and own one operating facility in each country. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. We are pursuing our claim for damages, and defending against KPIT’s claim for damages. We and KPIT filed competing motions for summary judgment in January 2017. The Court issued its ruling on the motions on September 25, 2017. The order granted some of the relief sought by us, and some of the relief sought by KPIT. Our core claims remain in the case after the ruling, including our claims for fraud, fraudulent inducement, breach of contract, professional negligence, trade secret misappropriation, unfair competition, unjust enrichment, and computer hacking. KPIT’s claims are now limited to breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief.

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

Subsequently, we engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of proposed assessment, and the DOR’s policy position. In particular, our outside legal counsel provided us with an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, our counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that our sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply. Following our receipt of the notice of proposed assessment, we and our counsel engaged in active discussions with the DOR to resolve the matter.

On August 4, 2015, the DOR issued an official Assessment and Demand for Payment (the “Assessment”) for $96.1 million for sales taxes, penalties, and interest that the DOR alleged we owe to the State of Georgia. We filed an appeal of this Assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015. On August 5, 2016, the DOR filed a response in which it denied all allegations noted in our appeal of the Assessment.

During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, we and the DOR have exchanged discovery requests and initial discovery responses. We expect that discovery will be completed in the fall of 2017. We and the DOR will then present the case to the Tax Tribunal for final disposition.

Based on the opinion from our outside law firm, advice from our outside tax advisors, and our best estimate of a probable outcome, we believe that we have adequately provided for the payment of any assessment in our consolidated financial statements. We believe we have strong defenses to the remaining tax liability set forth above and intend to continue to defend this matter. There can be no assurance that this matter will be resolved in our favor or that we will not ultimately be required to make a substantial payment to the DOR. We understand that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our consolidated results of operations and financial position.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2017, there were 230,488,296 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 26, 2017, we had 946 stockholders of record. On July 31, 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $31.49 per share.

	2017		2016
	High	Low	High	Low
Fourth Quarter	$31.95	$29.18	$25.66	$21.25
Third Quarter	$31.20	$27.83	$21.42	$16.56
Second Quarter	$28.81	$25.40	$19.84	$16.51
First Quarter	$27.23	$24.87	$18.37	$16.45

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business. The Credit Agreement to which we are a party contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, pay dividends, subject to certain exceptions. For further detail see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” in the Liquidity and Capital Resources sections of this Annual Report on Form 10-K.

Repurchase of Our Common Stock

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2017, we did not repurchase any shares of our common stock under the program. For fiscal 2016, we repurchased 5,877,038 shares of our common stock at a weighted average price of $20.065 per share totaling $117.9 million. For fiscal 2015, we repurchased 463,000 shares of our common stock at a weighted average price of $18.01 per share totaling $8.3 million. As of July 31, 2017, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under our program.

On July 9, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 27,777,776 shares of our common stock at a purchase price not greater than $18.00 nor less than $17.375 per share. In connection with the tender offer, we accepted for payment an aggregate of 12,508,122 shares of our common stock at a purchase price of $18.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 14,634,146 shares of our common stock at a price not greater than $20.50 nor less than $19.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 16,666,666 shares of our common stock at a purchase price of $19.50 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offers. The shares purchased as a result of the tender offers were not part of our stock repurchase program.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Fiscal 2015
First Quarter	—	$—	—	95,426,436
Second Quarter	—	$—	—	95,426,436
Third Quarter	—	$—	—	95,426,436
Fourth Quarter(2)	12,971,122	$18.00	463,000	94,963,436
Fiscal 2016
First Quarter	—	$—	—	94,963,436
Second Quarter(3)	16,666,666	$19.50	—	94,963,436
Third Quarter	5,877,038	$20.07	5,877,038	89,086,398
Fourth Quarter	—	$—	—	89,086,398
Fiscal 2017
First Quarter	—	$—	—	89,086,398
Second Quarter	—	$—	—	89,086,398
Third Quarter	—	$—	—	89,086,398
May 1, 2017 through May 31, 2017	—	$—	—	89,086,398
June 1, 2017 through June 30, 2017	—	$—	—	89,086,398
July 1, 2017 through July 31, 2017	—	$—	—	89,086,398

(1)
The Company’s stock repurchase program was announced on February 20, 2003. On September 22, 2011, the Company’s board of directors approved an 80 million share increase in the Company’s stock repurchase program, bringing the total current authorization to 196 million shares. The repurchase may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.

(2)
Consists of 12,508,122 shares repurchased in connection with the tender offer at a purchase price of $18.00 per share and 463,000 shares repurchased through our publicly announced stock repurchase program.

(3)
16,666,666 shares were repurchased by the Company through its modified “Dutch Auction” tender offer under which the Company was to purchase up to 14,634,146 shares of its common stock at a price not greater than $20.50 nor less than $19.00 per share. The tender offer was announced on November 23, 2015 and was completed on December 30, 2015.

During fiscal 2017, 2016 and 2015, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. The Company remitted $134.6 million, $15.0 million and $3.8 million for the years ended July 31, 2017, 2016 and 2015, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2015—Q1	402,666	$9.80	249,242	70,832	82,592	$15.83	$1,121
FY 2015—Q3	279,380	10.14	152,042	41,312	86,026	18.64	770
FY 2015—Q4	400,000	6.01	133,204	104,316	162,480	18.04	1,882
FY 2016—Q4	2,260,000	9.32	821,296	586,304	852,400	25.65	15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2017.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2017 since July 31, 2012, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	Fiscal Year Ended July 31,
	2012	2013	2014	2015	2016	2017
Copart, Inc.	$100.00	$136.83	$140.49	$151.64	$212.29	$265.07
NASDAQ Composite	$100.00	$124.83	$153.69	$181.45	$183.70	$227.57
NASDAQ Industrial	$100.00	$137.68	$154.66	$184.57	$192.33	$230.88
NASDAQ Q-50 (NXTQ)	$100.00	$137.58	$148.90	$165.49	$168.11	$210.32

*
Assumes that $100.00 was invested on July 31, 2012 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Fiscal Year Ended July 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
(In thousands, except per share)
Operating Data
Revenues	$1,447,981	$1,268,449	$1,146,079	$1,163,489	$1,046,386
Operating income	461,299	406,470	344,401	274,934	282,992
Income before income taxes	440,100	395,865	332,069	270,035	276,872
Income taxes	45,839	125,505	112,286	91,348	96,847
Net income	$394,261	$270,360	$219,783	$178,687	$180,025
Basic net income per common share	$1.72	$1.18	$0.87	$0.71	$0.72
Weighted average common shares outstanding	228,686	228,846	251,829	251,387	249,824
Diluted net income per common share	$1.66	$1.11	$0.84	$0.68	$0.69
Diluted weighted average common shares outstanding	237,019	244,295	262,851	262,459	259,562

Balance Sheet Data
Cash and cash equivalents	$210,100	$155,849	$456,012	$158,668	$63,631
Working capital	285,108	220,523	521,456	168,007	67,893
Total assets	1,982,501	1,649,820	1,798,660	1,506,121	1,333,316
Total debt	633,038	640,492	644,514	302,218	371,292
Stockholders’ equity	1,098,600	774,456	964,464	1,003,499	762,401

(1)
Shares and earnings per share data were revised from previously reported amounts due to a two-for-one common stock split effected in the form of a stock dividend. See Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2017, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (U.S.), Canada, the United Kingdom (U.K.), the Republic of Ireland, Brazil, Germany, the United Arab Emirates (U.A.E.), Oman, Bahrain, India, and Spain.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the Internet through our Virtual Bidding Third Generation Internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S., Canada, the Republic of Ireland, Brazil, the U.A.E., Oman, Bahrain, India, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:

Service and Vehicle Sales Revenue: Our revenue consists of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenue, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where our fees are fixed based on the sale of each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program, which we refer to as PIP, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs not included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicle which we have purchased or are otherwise considered to own, and is primarily generated in the U.K. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in salvage frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.6 years in 2016. The factors that influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain, the Republic of Ireland and India with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth facilities that we have acquired or opened from August 1, 2014 through July 31, 2017:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas (Dallas)	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Colorado Springs, Colorado	Greenfield	May 2016	United States
Denver, Colorado	Greenfield	July 2016	United States
Cartersville, Georgia	Greenfield	July 2016	United States
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Sun Valley, California (Los Angeles)	Greenfield	November 2016	United States
Casper, Wyoming	Greenfield	January 2017	United States
Littleton, Colorado (Denver)	Greenfield	January 2017	United States
Apopka, Florida (Orlando)	Greenfield	January 2017	United States
Alorton, Illinois (St. Louis)	Greenfield	February 2017	United States
Okeechobee, Florida	Greenfield	March 2017	United States
Ogden, Utah (Salt Lake City)	Greenfield	March 2017	United States
Wilmington, California (Long Beach)	Greenfield	March 2017	United States
Cycle Express, LLC (1)	Acquisition	June 2017	United States
Manama, Bahrain	Greenfield	May 2015	Bahrain
Muscat, Oman	Greenfield	June 2015	Oman
Moncton, New Brunswick	Greenfield	July 2015	Canada
Sonepat, India (New Delhi)	Greenfield	October 2015	India
Castledermot, Republic of Ireland	Greenfield	April 2016	Republic of Ireland
Algete, Spain (Madrid)	Greenfield	July 2016	Spain
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
Newbury, United Kingdom	Greenfield	September 2016	United Kingdom
Betim, Minas Gerais	Greenfield	April 2017	Brazil

(1)
Cycle Express, LLC conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California.

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2017, 2016 and 2015:

	Year Ended July 31,
(In percentages)	2017	2016	2015
Service revenues and vehicle sales:
Service revenues	89%	87%	86%
Vehicle sales	11%	13%	14%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	47%	46%	46%
Cost of vehicle sales	9%	11%	12%
General and administrative	11%	11%	12%
Impairment of long-lived assets	1%	—%	—%
Total operating expenses	68%	68%	70%
Operating income	32%	32%	30%
Other (expense) income	(2)%	(1)%	(1)%
Income before income taxes	30%	31%	29%
Income taxes	3%	10%	10%
Net income	27%	21%	19%

Comparison of Fiscal Years ended July 31, 2017, 2016 and 2015

The following table presents a comparison of service revenues for fiscal 2017, 2016 and 2015:

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Service revenues
United States	$1,128,990	$958,558	$848,149	$170,432	17.8%	$110,409	13.0%
International	157,262	145,821	137,214	11,441	7.8%	8,607	6.3%
Total service revenues	$1,286,252	$1,104,379	$985,363	$181,873	16.5%	$119,016	12.1%

Service Revenues. The increase in service revenues for fiscal 2017 of $181.9 million, or 16.5% as compared to fiscal 2016 came from (i) an increase in the U.S. of $170.4 million and (ii) an increase in International of $11.4 million. The increase in the U.S. was driven primarily by increased volume and a marginal increase in revenue per car due to higher average auction selling prices, which we believe was due to higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, and (ii) growth from existing suppliers, driven by what we believe was an increase in salvage frequency. Excluding a detrimental impact of $16.4 million due to changes in foreign currency exchange rates, primarily from changes in the British pound to U.S. dollar exchange rate, the increase in International of $27.8 million was driven primarily by increased volume and an increase in revenue per car.

The increase in service revenues for fiscal 2016 of $119.0 million, or 12.1% as compared to fiscal 2015 came from (i) growth in the U.S. of $110.4 million and (ii) growth in International of $8.6 million. The growth in the U.S. was driven primarily by increased volume, partially offset by lower average auction selling prices, which we believe was due to lower commodity prices. The increase in volume in the U.S. was derived from (i) growth from existing suppliers, driven by what we believe was an increase in salvage frequency, and (ii) growth in the number of units sold from new and expanded contracts with insurance companies. Excluding a detrimental impact of $11.8 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates, the growth in International of $20.4 million was driven primarily by increased volume in the U.K. as we increased our market share and a marginal increase in revenue per car.

The following table presents a comparison of vehicle sales for fiscal 2017, 2016 and 2015:

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Vehicle sales
United States	$64,198	$57,478	$54,730	$6,720	11.7%	$2,748	5.0%
International	97,531	106,592	105,986	(9,061)	(8.5)%	606	0.6%
Total vehicle sales	$161,729	$164,070	$160,716	$(2,341)	(1.4)%	$3,354	2.1%

Vehicle Sales. The decrease in vehicle sales for fiscal 2017 of $2.3 million, or 1.4% as compared to fiscal 2016 came from (i) a decrease in International of $9.1 million, partially offset by (ii) an increase in the U.S. of $6.7 million. Excluding a $13.9 million detrimental impact due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $4.8 million was primarily the result of increased volume. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift in volume for certain sellers from principal to agency business.

The increase in vehicle sales for fiscal 2016 of $3.4 million, or 2.1% as compared to fiscal 2015 came from (i) an increase in the U.S. of $2.7 million and (ii) an increase in International of $0.6 million. The growth in the U.S. was primarily the result of increased volume, partially offset by lower average auction selling prices, which we believe was due to lower commodity prices and a change in the mix of vehicles sold. The growth in International was primarily the result of increased volume, partially offset by a $7.0 million detrimental impact due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, and lower average selling prices driven by increased open market purchase activity from the general public.

The following table presents a comparison of yard operations expense for fiscal 2017, 2016 and 2015:

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Yard operations expenses
United States	$585,587	$494,146	$440,517	$91,441	18.5%	$53,629	12.2%
International	92,814	88,758	85,774	4,056	4.6%	2,984	3.5%
Total yard operations expenses	$678,401	$582,904	$526,291	$95,497	16.4%	$56,613	10.8%

Yard operations expenses, excluding depreciation and amortization
United States	$553,329	$468,528	$413,985	$84,801	18.1%	$54,543	13.2%
International	85,117	80,718	77,389	4,399	5.4%	3,329	4.3%

Yard depreciation and amortization
United States	$32,258	$25,618	$26,532	$6,640	25.9%	$(914)	(3.4)%
International	7,697	8,040	8,385	(343)	(4.3)%	(345)	(4.1)%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2017 of $95.5 million, or 16.4% as compared to fiscal 2016 resulted from (i) an increase in the U.S. of $91.4 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $4.1 million related primarily to growth in volume; partially offset by the beneficial impact of $9.1 million due to changes in foreign currency exchange rates, primarily from changes in the British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities and certain technology assets placed into service in the U.S.

The increase in yard operations expenses for fiscal 2016 of $56.6 million, or 10.8% as compared to fiscal 2015 was the result of (i) an increase in the U.S. of $53.6 million, primarily from growth in volume and a marginal increase in the cost to process each car; and (ii) an increase in International of $3.0 million related primarily to growth in volume in the U.K., partially offset by the beneficial impact of $7.0 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates. Included in yard operations expenses were depreciation and amortization expenses. The decrease in yard operations depreciation and amortization expenses resulted primarily from certain assets becoming fully depreciated in the U.S.

The following table presents a comparison of cost of vehicle sales for fiscal 2017, 2016 and 2015:

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$61,484	$55,866	$52,232	$5,618	10.1%	$3,634	7.0%
International	76,068	85,093	84,180	(9,025)	(10.6)%	913	1.1%
Total cost of vehicle sales	$137,552	$140,959	$136,412	$(3,407)	(2.4)%	$4,547	3.3%

Cost of Vehicle Sales. The decrease in cost of vehicle sales for fiscal 2017 of $3.4 million, or 2.4% as compared to fiscal 2016 was the result of (i) a decrease in International of $9.0 million; partially offset by (ii) an increase in the U.S. of $5.6 million. Excluding the beneficial impact of $10.4 million due to changes in foreign currency exchange rates, primarily from changes in the British pound to U.S. dollar exchange rate, the increase in International of $1.4 million was primarily the result of increased volume. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold; partially offset by a shift in volume for certain sellers from principal to agency business.

The decrease in cost of vehicle sales for fiscal 2016 of $4.5 million, or 3.3% as compared to fiscal 2015 was the result of (i) an increase in the U.S. of $3.6 million and (ii) an increase in International of $0.9 million. The increase in the U.S. was primarily the result of increased volume, partially offset by lower average purchase prices, which we believe was due to lower commodity prices and a change in the mix of vehicles sold. The increase in International was primarily the result of increased volume, partially offset by the beneficial impact of $5.6 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and the Brazilian real to U.S. dollar exchange rates, and lower average purchases prices driven by increased open market purchase activity from the general public.

The following table presents a comparison of general and administrative expenses for fiscal 2017, 2016 and 2015:

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
General and administrative expenses
United States	$130,392	$118,315	$120,140	$12,077	10.2%	$(1,825)	(1.5)%
International	20,972	19,801	18,835	1,171	5.9%	966	5.1%
Total general and administrative expenses	$151,364	$138,116	$138,975	$13,248	9.6%	$(859)	(0.6)%

General and administrative expenses, excluding depreciation and amortization
United States	$115,143	$104,850	$110,433	$10,293	9.8%	$(5,583)	(5.1)%
International	19,176	18,349	16,886	827	4.5%	1,463	8.7%

General and administrative depreciation and amortization
United States	$15,249	$13,465	$9,707	$1,784	13.2%	$3,758	38.7%
International	1,796	1,452	1,949	344	23.7%	(497)	(25.5)%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2017 of $13.2 million, or 9.6% as compared to fiscal 2016 came primarily from an increase in the U.S. of $12.1 million, and an increase in International of $1.2 million. Excluding depreciation and amortization, the increase in the U.S. of $10.3 million resulted primarily from the impact of payroll taxes from the exercise of employee stock options, an increase in professional services expenses, acquisition-related expenses, and charges related to sales tax and franchise tax adjustments. The increase in depreciation and amortization expenses for fiscal 2017 as compared to fiscal 2016 came primarily from depreciating certain technology assets placed into service in the U.S. See Notes to Consolidated Financial Statements, Note 2 — Acquisitions.

The decrease in general and administrative expenses for fiscal 2016 of $0.9 million, or 0.6% as compared to fiscal 2015 came primarily from a decrease in the U.S. of $1.8 million, partially offset by an increase in International of $1.0 million as we continue to expand in these markets. The decrease in the U.S. of $5.6 million, excluding depreciation and amortization, resulted from decreased expenditures on technology development; partially offset by the overall growth in labor costs and professional services associated with domestic expansion and increased stock-based payment compensation. The increase in depreciation and amortization expenses came primarily from depreciating certain technology assets placed into service in the U.S.

The following table summarizes impairment, total other expenses and income taxes for fiscal 2017, 2016 and 2015:

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Impairment	$19,365	$—	$—	19,365	100.0%	—	—%
Total other expenses	(21,199)	(10,605)	(12,332)	(10,594)	(99.9)%	1,727	14.0%
Income taxes	45,839	125,505	112,286	(79,666)	(63.5)%	13,219	11.8%

Impairment. During fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

Other (Expense) Income. The increase in total other expense for fiscal 2017 of $10.6 million, or 99.9% as compared to fiscal 2016 was primarily due to a decrease in currency gains in International, primarily due to the change in the British pound to U.S. dollar exchange rate and a change in the mix of currencies held in cash and cash equivalents.

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

Income Taxes. Our effective income tax rates were 10.4%, 31.7%, and 33.8% for fiscal 2017, 2016 and 2015, respectively. The decrease in the effective income tax rate for fiscal 2017 as compared to fiscal 2016 was primarily the result of recognizing excess tax benefits from the exercise of employee stock options of $107.6 million in fiscal 2017 as compared to $14.7 million in fiscal 2016, and the geographical allocation of our taxable income.

During the year ended July 31, 2016, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacted the accounting for share-based payments, including income tax consequences. As a result of the adoption, we recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders’ equity. The decrease in the effective income tax rate for fiscal 2016 as compared to fiscal 2015 was driven by the geographical allocation of our taxable income and the adoption of ASU 2016-09.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2017, 2016 and 2015, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Cash and cash equivalents	$210,100	$155,849	$456,012	$54,251	34.8%	$(300,163)	(65.8)%
Working capital	285,108	220,523	521,456	64,585	29.3%	(300,933)	(57.7)%

	Year Ended July 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Operating cash flows	$492,058	$332,498	$265,076	$159,560	48.0%	$67,422	25.4%
Investing cash flows	(335,791)	(172,876)	(81,915)	(162,915)	(94.2)%	(90,961)	(111.0)%
Financing cash flows	(106,975)	(448,496)	120,362	341,521	76.1%	(568,858)	(472.6)%

Capital expenditures, including acquisitions	$(172,178)	$(173,917)	$(79,153)	$1,739	1.0%	$(94,764)	(119.7)%
Acquisitions, net of cash acquired	(160,812)	—	—	(160,812)	(100.0)%	—	—%
Net (repayments) proceeds on revolving loan facility	(7,000)	238,000	—	(245,000)	(102.9)%	238,000	100.0%
Principal payments on long-term debt	—	(337,500)	(350,000)	337,500	100.0%	(12,500)	(3.6)%
Cash and cash equivalents and working capital increased at July 31, 2017 as compared July 31, 2016 primarily due to cash generated from operations, a decrease in repurchases of common stock, and proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings, cash used for acquisitions, and net repayments on our Revolving Loan Facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates. Cash and cash equivalents decreased at July 31, 2016 as compared to July 31, 2015 primarily due to repurchases of common stock as part of our tender offer and stock repurchase program, capital expenditures, and payments on long-term debt, partially offset by cash generated from operations and proceeds from our Revolving Loan Facility. Working capital increased at July 31, 2016 as compared to July 31, 2015 primarily due to cash generated from operations and proceeds from our Revolving Loan Facility, partially offset by repurchases of common stock as part of our tender offer and stock repurchase program, capital expenditures, payments on long-term debt and changes in operating assets.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, members’ fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.

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

As of July 31, 2017, $167.5 million of the $210.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash used in operating activities increased for fiscal 2017 as compared to fiscal 2016 due to improved cash operating results from an increase in service revenues, partially offset by an increase in yard operations and general and administrative expenses, an impairment of previously capitalized software development assets, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in accounts payable of $44.1 million, an increase in income taxes receivable of $25.0 million, an increase in accounts receivable of $15.7 million, and a decrease in other assets of $3.1 million.

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

Net cash used in investing activities increased for fiscal 2017 as compared to fiscal 2016 due primarily to acquisitions, partially offset by a decline in capital expenditures. We acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. See Notes to Consolidated Financial Statements, Note 2 — Acquisitions. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material non-cancelable commitments for future capital expenditures as of July 31, 2017. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software. Capitalized software development costs were $7.1 million, $14.1 million and $8.8 million for fiscal 2017, 2016 and 2015, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. Additionally, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in investing activities increased for fiscal 2016 as compared to fiscal 2015 due primarily to increases in capital expenditures. Our capital expenditures were primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software.

Net cash used in financing activities decreased in fiscal 2017 as compared to fiscal 2016 primarily due a decrease in repurchases of our common stock as part of our tender offers and stock repurchase program as discussed in further detail under the subheading “Stock Repurchases”, and an increase in proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings. For further detail, see Notes to Consolidated Financial Statements, Note 11 — Stockholders’ Equity.

Net cash used in financing activities increased in fiscal 2016 as compared to fiscal 2015 primarily due to the repurchases of our common stock as part of our stock repurchase program and our tender offer as discussed in further detail under the subheading “Stock Repurchases”, and a decrease in proceeds from the issuance of long-term debt. For further detail, see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement”.

Stock Repurchases

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2017, we did not repurchase any shares of our common stock under the program. For fiscal 2016, we repurchased 5,877,038 shares of our common stock at a weighted average price of $20.065 per share totaling $117.9 million. For fiscal 2015, we repurchased 463,000 shares of our common stock at a weighted average price of $18.01 per share totaling $8.3 million. As of July 31, 2017, the total number of shares repurchased under the program was 106,913,602 and 89,086,398 shares were available for repurchase under our program.

On July 9, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 27,777,776 shares of our common stock at a purchase price not greater than $18.00 nor less than $17.375 per share. In connection with the tender offer, we accepted for payment an aggregate of 12,508,122 shares of our common stock at a purchase price of $18.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, we completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 14,634,146 shares of our common stock at a price not greater than $20.50 nor less than $19.00 per share. In connection with the tender offer, we accepted for payment an aggregate of 16,666,666 shares of our common stock at a purchase price of $19.50 per share for a total value of $325.0 million. Our directors and executive officers did not participate in the tender offers. The shares purchased as a result of the tender offers were not part of our stock repurchase program.

During fiscal 2017, 2016 and 2015, certain executive officers and employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state minimum statutory tax withholding requirements. We remitted $134.6 million, $15.0 million and $3.8 million for the years ended July 31, 2017, 2016 and 2015, respectively, to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2015—Q1	402,666	$9.80	249,242	70,832	82,592	$15.83	$1,121
FY 2015—Q3	279,380	10.14	152,042	41,312	86,026	18.64	770
FY 2015—Q4	400,000	6.01	133,204	104,316	162,480	18.04	1,882
FY 2016—Q4	2,260,000	9.32	821,296	586,304	852,400	25.65	15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2017:

	Payments Due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt, revolving loan facility, including current portion (1)	$81,000	$150,000	$—	$400,000	$—	$631,000
Interest payments on long-term debt, revolving loan facility, including current portion (1)	20,662	40,410	37,020	82,221	—	180,313
Operating leases (2)	28,126	40,649	24,556	59,436	—	152,767
Capital leases (2)	1,153	996	13	—	—	2,162
Tax liabilities (3)	—	—	—	—	24,573	24,573
Total contractual obligations	$130,941	$232,055	$61,589	$541,657	$24,573	$990,815

	Amount of Commitment Expiration Per Period
Commercial Commitments (4)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$15,764	$—	$—	$—	$—	$15,764

(1)
Revolving loan facility payments of $81.0 million and $150.0 million and related interest payments reflect management’s intent for the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2017 on our Revolving Loan Facility was the one month LIBOR rate of 1.23% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2017, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $231.0 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of July 31, 2017 and July 31, 2016, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2017, the consolidated total net leverage ratio was 0.83:1. Minimum liquidity as of July 31, 2017 was $803.2 million. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of July 31, 2017.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2017, the consolidated total net leverage ratio was 0.83:1. Minimum liquidity as of July 31, 2017 was $803.2 million. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2017.

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

Off-Balance Sheet Arrangements

As of July 31, 2017, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

Vehicle sales, where vehicles are purchased and remarketed on our own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legally binding contract is formed with the member, and we record the gross sales price as revenue.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017. ASU 2014-09 allows adoption with either retrospective application to each period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. ASU 2014-09 will be effective for us beginning with the first quarter of fiscal year 2019, the three months ended October 31, 2018. We are currently evaluating the impact of implementing ASU 2014-09 on the consolidated financial statements, as well as evaluating the transition alternatives.

While we are continuing to assess all potential impacts of ASU 2014-09, we currently believe the most significant impact relates to our performance obligations through the determination of distinct and separately identifiable services, which may be different from our current separate units of accounting under ASU 2009-13. Additionally, changes in revenue recognition requirements regarding our performance obligations within our service contracts could potentially result in either the earlier recognition of revenue and associated costs for certain performance obligations or the deferral of a significant portion of revenue and associated costs for a vehicle until the sale is substantially complete. Due to the variety and complexity of our contracts, the actual revenue recognition treatment required under ASU 2014-09 may be dependent on contract-specific terms and vary in some instances.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values for fiscal 2017 and 2016 due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt for additional fair value disclosures.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of July 31, 2017 and 2016 was $38.5 million and $49.4 million, respectively. Accumulated amortization expense related to software as of July 31, 2017 and 2016 totaled $25.7 million and $20.9 million, respectively. During the year ended July 31, 2016, we retired fully amortized capitalized software of $29.8 million, which were no longer being utilized. Additionally, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to provide for estimated losses resulting from disputed amounts billed to sellers or members and the inability of our sellers or members to make required payments. If billing disputes exceed expectations and/or if the financial condition of our sellers or members were to deteriorate, additional allowances may be required. The allowance is calculated by taking both seller and buyer accounts receivables written off during the previous 12 month period as a percentage of the total accounts receivable balance. A one percentage point adverse change to the write-off percentage would have resulted in an increase to the allowance for doubtful accounts balance of $2.6 million.

Valuation of Goodwill

We evaluate the impairment of goodwill for our reporting units annually or on an interim basis if certain indicators are present, either through a quantitative or qualitative analysis. We have historically evaluated goodwill for impairment annually as of the end of the fourth quarter, or when an indicator of impairment exists. During the year ended July 31, 2017, we voluntarily changed the date of our annual goodwill impairment assessment for our reporting units from the end of fiscal fourth quarter, July 31, to the beginning of fiscal fourth quarter, May 1. This voluntary change in the annual goodwill assessment date is a change in accounting principle, which we believe is preferable as it more closely aligns the timing of the annual goodwill impairment assessment date with the most current information from our planning and forecasting process and also provides us with additional time to complete the annual assessment in advance of our year-end reporting. This change in the annual assessment date does not delay, accelerate, or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

The annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2017, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Management considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of July 31, 2017, with respect to potential goodwill impairments.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, Germany, and other emerging markets around the world. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not, the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2017, we have $6.5 million of valuation allowance arising from both our U.S. and International operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the year ended July 31, 2017, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $4.4 million.

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

Stock-based Payment Compensation

We account for our stock-based awards to employees and non-employees using the fair value method. Compensation cost related to stock-based payment transactions are recognized based on the fair value of the equity or liability instruments issued. Determining the fair value of options using the Black-Scholes Merton option pricing model, or other currently accepted option valuation models, requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated results of operations and financial position. During the year ended July 31, 2016, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacted the accounting for share-based payments, including income tax consequences. As a result of the adoption, we recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders’ equity.

Foreign Currency Translation

We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, Chinese renminbi, and European Union Euro are the functional currencies of our foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

Retained Insurance Liabilities

We are partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. Our insurance policies are subject to a $250,000 deductible per claim, with the exception of our medical policy which has a $500,000 stop loss per person. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date, including an estimate for reported and unreported claims. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. Historically, our estimates have not materially fluctuated from actual results. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated results of operations, financial position or cash flows could be impacted. The process of determining our insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. The total amount reserved for all policies was $5.3 million as of July 31, 2017. If the total number of participants in the medical plan changed by 10%, we estimate that our annual medical expense would change by $2.0 million and our accrual for medical expenses would change by $0.2 million. If our total payroll changed by 10%, we estimate that our annual workers’ compensation expense and our accrual for workers’ compensation expenses would change by less than $0.2 million. A 10% change in revenue would change our insurance premium for the general liability and umbrella policy by an insignificant amount.

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

Segment Reporting

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics. Our revenues for the year ended July 31, 2017 were distributed as follows: U.S. 82.4% and International 17.6%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2017, 2016 and 2015 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included under in Part II, Item 8 of this 10-K.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate risk, foreign currency risk and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2017. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2017, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2017, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were $231.0 million as of July 31, 2017. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. If interest rates were to increase by 10%, our interest expense would increase by $2.4 million.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., the U.A.E., Brazil, Spain, Germany, and India. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Euro and Indian rupee. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Euro and Indian rupee would have resulted in a decrease in operating income of $6.8 million for fiscal 2017.

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

Fluctuations in foreign currencies also create volatility in our consolidated financial position, because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2017, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $100.7 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, U.A.E. dirham, Bahraini dinar, Omani rial, Brazilian real, Indian rupee, Chinese renminbi, and European Union Euro would not have materially affected our consolidated financial position.

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

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2017. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Copart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Copart, Inc. as of July 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017 of Copart, Inc. and our report dated September 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 27, 2017

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2017 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2017 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2017 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2017 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One — Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Number Four — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2017 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	Financial statements:
Our consolidated financial statements at July 31, 2017 and 2016 and for each of the three years in the period ended July 31, 2017 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Date: September 27, 2017

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw, Chief Financial Officer (Principle Financial and Accounting Officer and duly Authorized Officer)

Date: September 27, 2017

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

Signature	Capacity in Which Signed	Date

/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	September 27, 2017
A. Jayson Adair

/s/ Jeffrey Liaw	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2017
Jeffrey Liaw

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 27, 2017
Willis J. Johnson

/s/ VINCENT W. MITZ	President and Director	September 27, 2017
Vincent W. Mitz

/s/ JAMES E. MEEKS	Director	September 27, 2017
James E. Meeks

/s/ STEVEN D. COHAN	Director	September 27, 2017
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 27, 2017
Daniel Englander

/s/ THOMAS N. TRYFOROS	Director	September 27, 2017
Thomas N. Tryforos

/s/ MATT BLUNT	Director	September 27, 2017
Matt Blunt

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Copart, Inc.

We have audited the accompanying consolidated balance sheets of Copart, Inc. as of July 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Copart, Inc. at July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Copart, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
September 27, 2017

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$210,100	$155,849
Accounts receivable, net	311,846	266,270
Vehicle pooling costs	31,118	28,599
Inventories	10,163	10,388
Income taxes receivable	6,418	18,751
Deferred income taxes	—	1,444
Prepaid expenses and other assets	17,616	18,005
Total current assets	587,261	499,306
Property and equipment, net	944,056	816,791
Intangibles, net	75,938	11,761
Goodwill	340,243	260,198
Deferred income taxes	1,287	23,506
Other assets	33,716	38,258
Total assets	$1,982,501	$1,649,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$208,415	$192,379
Deferred revenue	5,019	4,628
Deferred income taxes	92	—
Income taxes payable	6,472	5,625
Current portion of revolving loan facility and capital lease obligations	82,155	76,151
Total current liabilities	302,153	278,783
Deferred income taxes	3,192	3,816
Income taxes payable	24,573	25,641
Long-term debt, revolving loan facility, and capital lease obligations, net of discount	550,883	564,341
Other liabilities	3,100	2,783
Total liabilities	883,901	875,364

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—400,000,000 shares authorized; 230,488,296 and 220,244,120 shares issued and outstanding, respectively	23	22
Additional paid-in capital	453,349	392,434
Accumulated other comprehensive loss	(100,676)	(109,194)
Retained earnings	745,370	491,194
Noncontrolling interest	534	—
Total stockholders’ equity	1,098,600	774,456
Total liabilities and stockholders’ equity	$1,982,501	$1,649,820

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2017	2016	2015
Service revenues and vehicle sales:
Service revenues	$1,286,252	$1,104,379	$985,363
Vehicle sales	161,729	164,070	160,716
Total service revenues and vehicle sales	1,447,981	1,268,449	1,146,079
Operating expenses:
Yard operations	678,401	582,904	526,291
Cost of vehicle sales	137,552	140,959	136,412
General and administrative	151,364	138,116	138,975
Impairment of long-lived assets	19,365	—	—
Total operating expenses	986,682	861,979	801,678
Operating income	461,299	406,470	344,401
Other (expense) income:
Interest expense	(23,779)	(23,606)	(18,121)
Interest income	1,406	1,449	817
Other income, net	1,174	11,552	4,972
Total other expense	(21,199)	(10,605)	(12,332)
Income before income tax expense	440,100	395,865	332,069
Income tax expense	45,839	125,505	112,286
Net income	394,261	270,360	219,783
Net income attributable to noncontrolling interest	34	—	—
Net income attributable to Copart, Inc.	$394,227	$270,360	$219,783

Basic net income per common share	$1.72	$1.18	$0.87
Weighted average common shares outstanding	228,686	228,846	251,829

Diluted net income per common share	$1.66	$1.11	$0.84
Diluted weighted average common shares outstanding	237,019	244,295	262,851

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2017	2016	2015
Comprehensive income, net of tax:
Net income	$394,261	$270,360	$219,783
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	—	603	1,926
Reclassification adjustment of interest rate swaps, net (b)	—	(320)	(1,141)
Foreign currency translation adjustments	8,518	(40,684)	(49,518)
Comprehensive income	402,779	229,959	171,050
Comprehensive income attributable to noncontrolling interest	34	—	—
Comprehensive income attributable to Copart, Inc.	$402,745	$229,959	$171,050

(a)	Net of tax effect of $(342) and $(1,026) for the years ended July 31, 2016 and 2015, respectively.

(b)	Net of tax effect of $178 and $582 for the years ended July 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2014	252,286,732	$26	$404,529	$(20,060)	$619,004	$—	$1,003,499
Net income	—	—	—	—	219,783	—	219,783
Currency translation adjustment	—	—	—	(49,518)	—	—	(49,518)
Interest rate swaps, net of tax effects	—	—	—	785	—	—	785
Exercise of stock options, net of repurchased shares	795,040	—	2,193	—	(1,509)	—	684
Employee stock-based payment compensation and related tax benefit	—	—	19,636	—	—	—	19,636
Shares issued for Employee Stock Purchase Plan	202,030	—	3,079	—	—	—	3,079
Shares repurchased	(12,971,122)	(2)	(21,641)	—	(211,841)	—	(233,484)
Balances at July 31, 2015	240,312,680	24	407,796	(68,793)	625,437	—	964,464
Net income	—	—	—	—	270,360	—	270,360
Currency translation adjustment	—	—	—	(40,684)	—	—	(40,684)
Interest rate swaps, net of tax effects	—	—	—	283	—	—	283
Exercise of stock options, net of repurchased shares	2,258,880	—	(372)	—	(742)	—	(1,114)
Employee stock-based payment compensation and related tax benefit	—	—	20,631	—	—	—	20,631
Shares issued for Employee Stock Purchase Plan	216,264	—	3,369	—	—	—	3,369
Shares repurchased	(22,543,704)	(2)	(38,990)	—	(403,861)	—	(442,853)
Balances at July 31, 2016	220,244,120	22	392,434	(109,194)	491,194	—	774,456
Net income	—	—	—	—	394,227	34	394,261
Currency translation adjustment	—	—	—	8,518	—	—	8,518
Acquisition of noncontrolling interest	—	—	—	—	—	500	500
Exercise of stock options, net of repurchased shares	10,053,463	1	35,805	—	(140,051)	—	(104,245)
Employee stock-based payment compensation	—	—	20,840	—	—	—	20,840
Shares issued for Employee Stock Purchase Plan	190,713	—	4,270	—	—	—	4,270
Balances at July 31, 2017	230,488,296	$23	$453,349	$(100,676)	$745,370	$534	$1,098,600

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$394,261	$270,360	$219,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	57,441	49,643	48,893
Allowance for doubtful accounts	187	1,175	(578)
Impairment of long-lived assets	19,365	—	—
Equity in losses of unconsolidated affiliates	671	895	—
Stock-based payment compensation	20,840	20,864	18,154
Excess tax benefit from stock-based payment compensation	—	—	(2,971)
Loss (gain) on sale of property and equipment	184	(54)	(918)
Deferred income taxes	19,901	5,740	4,365
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(38,542)	(54,213)	(20,417)
Vehicle pooling costs	(1,915)	(4,137)	(891)
Inventories	1,294	(2,509)	(1,731)
Prepaid expenses and other current assets	1,760	(738)	69
Other assets	1,085	4,164	10,125
Accounts payable and accrued liabilities	4,269	48,347	(3,926)
Deferred revenue	392	983	(438)
Income taxes receivable	12,343	(12,649)	(806)
Income taxes payable	(333)	2,788	(1,971)
Other liabilities	(1,145)	1,839	(1,666)
Net cash provided by operating activities	492,058	332,498	265,076
Cash flows from investing activities:
Purchases of property and equipment	(172,178)	(173,917)	(79,153)
Proceeds from sale of property and equipment	660	562	1,521
Proceeds from sale of assets held for sale	105	100	217
Investment in unconsolidated affiliate	(3,566)	—	(4,500)
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(160,812)	—	—
Purchases of marketable securities	—	(21,119)	—
Proceeds from sale of marketable securities	—	21,498	—
Net cash used in investing activities	(335,791)	(172,876)	(81,915)
Cash flows from financing activities:
Proceeds from the exercise of stock options	31,188	13,240	3,634
Excess tax benefit from stock-based payment compensation	—	—	2,971
Proceeds from the issuance of Employee Stock Purchase Plan shares	4,270	3,369	3,079
Repurchases of common stock	—	(442,855)	(233,484)
Payments for employee stock-based tax withholdings	(135,433)	(15,039)	(3,822)
Proceeds from the issuance of long-term debt, net of discount	—	93,468	698,939
Net (repayments) proceeds on revolving loan facility	(7,000)	238,000	—
Debt offering costs	—	(1,179)	(955)
Principal payments on long-term debt	—	(337,500)	(350,000)
Net cash (used in) provided by financing activities	(106,975)	(448,496)	120,362
Effect of foreign currency translation	4,959	(11,289)	(6,179)
Net increase (decrease) in cash and cash equivalents	54,251	(300,163)	297,344
Cash and cash equivalents at beginning of period	155,849	456,012	158,668
Cash and cash equivalents at end of period	$210,100	$155,849	$456,012
Supplemental disclosure of cash flow information:
Interest paid	$23,221	$23,606	$18,121
Income taxes paid, net of refunds	$14,011	$127,981	$109,925

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

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

On March 23, 2017, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the closing of trading on April 10, 2017 to stockholders of record on April 3, 2017. The stock dividend increased the number of shares of common stock outstanding and all share and per share amounts have been adjusted for the stock dividend, as of the date earliest presented in these financial statements. Certain prior year amounts have been adjusted to conform to current year presentation.

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. The Company also has a 59.5% voting interest in a company, which was acquired as part of the Cycle Express, LLC acquisition (“majority-owned subsidiary”), which provides various repossession services for the powersports auction industry. Noncontrolling interest consists of a 40.5% outside voting interest in the majority-owned subsidiary. Net income or loss of the majority-owned subsidiary is allocated to the members’ interests in accordance with the operating agreement. The accounts and balances of the majority-owned subsidiary have been consolidated with those of the Company. Significant intercompany transactions and balances have been eliminated in consolidation.

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, the Republic of Ireland, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, India, and Spain, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance company and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.

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

Vehicle sales, where vehicles are purchased and remarketed on the Company’s own behalf, are recognized on the sale date, which is typically the point of high bid acceptance. Upon high bid acceptance, a legally binding contract is formed with the member, and the gross sales price is recorded as revenue.

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2015	$(68,510)
Loss on foreign currency translation	(40,684)
Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Gain on foreign currency translation	8,518
Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of July 31, 2017 and 2016, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8 — Long-Term Debt, Note 10 – Fair Value Measures, and Note 10 – Fair Value Measures.

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

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $5.6 million, $6.8 million, and $4.9 million for the years ended July 31, 2017, 2016 and 2015, respectively.

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
In accordance with the provisions of ASC 740, Income Taxes, a two-step approach is applied to the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax position as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes on its consolidated statements of income.

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

Marketable Securities

Marketable securities consist of marketable equity securities and are classified as available-for-sale and stated at fair value. The cost basis of the marketable securities is based on the specific identification method. Unrealized gains or losses relating to available-for-sale securities are recorded in accumulated other comprehensive income, net of income taxes. Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of available-for-sale securities are included in other income. During the year ended July 31, 2016, the Company sold all of its marketable securities. The cost basis of the marketable securities was $21.1 million and proceeds from the sale of the marketable securities were $21.5 million resulting in a realized gain of $0.4 million recorded in other income.

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

No single customer accounted for more than 10% of total revenues for the years ended July 31, 2017, 2016 and 2015. As of July 31, 2017, no customer accounted for more than 10% of the Company’s accounts receivable. As of July 31, 2016, one customer accounted for more than 10% of the Company’s accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between five and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives: three to seven years for internally developed or purchased software; three to twenty years for transportation and other equipment; three to ten years for office furniture and equipment; and 5 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

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

Goodwill

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. The Company has identified two reporting units, which are consistent with its two operating and reportable segments, U.S. and International. The Company has historically evaluated goodwill for impairment annually as of the end of the fourth quarter, or when an indicator of impairment exists. During the year ended July 31, 2017, the Company voluntarily changed the date of its annual goodwill impairment assessment for its reporting units from the end of fiscal fourth quarter, July 31, to the beginning of fiscal fourth quarter, May 1. This voluntary change in the annual goodwill assessment date is a change in accounting principle, which the Company believes is preferable as it more closely aligns the timing of the annual goodwill impairment assessment date with the most current information from the Company’s planning and forecasting process and also provides management with additional time to complete the annual assessment in advance of the Company’s year-end reporting. This change in the annual assessment date does not delay, accelerate, or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2017, did not result in an impairment charge. This qualitative analysis, which is referred to as step zero under ASC 350, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. In the fourth quarters of fiscal 2016 and fiscal 2015, we performed quantitative assessments for our annual goodwill impairment analyses, which did not result in any impairment charge.

Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2017 and 2016 was $38.5 million and $49.4 million, respectively. Accumulated amortization expense related to software as of July 31, 2017 and 2016 totaled $25.7 million and $20.9 million, respectively. During the year ended July 31, 2016, the Company retired fully amortized capitalized software of $29.8 million, which were no longer being utilized. Additionally, during the year ended July 31, 2017, the Company recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

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

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31,
	2017	2016	2015
Expected life (in years)	5.5 – 7.4	5.3 – 7.2	5.3 – 7.2
Risk-free interest rate	1.20 – 2.07	1.16 – 2.06	1.58 – 2.26
Estimated volatility	20 – 23	21 – 26	22 – 28
Expected dividends	—%	—%	—%
Weighted average fair value at measurement date	$7.05	$5.04	$5.09

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

During the year ended July 31, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacted the accounting for share-based payments, including income tax consequences, classification of awards and the classification on the consolidated statements of cash flows. As a result of the adoption, the Company recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders’ equity.

Net cash proceeds from the exercise of stock options were $31.2 million, $13.2 million and $3.6 million for the years ended July 31, 2017, 2016 and 2015, respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Retained Insurance Liabilities

The Company is partially self-insured for certain losses related to medical, general liability, workers’ compensation and auto liability. The Company’s insurance policies are subject to a $250,000 deductible per claim, with the exception of its medical policy which has a $500,000 stop loss per person. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date, including an estimate for reported and unreported claims. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. The primary estimates used in the actuarial analysis include total payroll and revenue. The Company’s estimates have not materially fluctuated from actual results. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from the Company’s estimates, the Company’s consolidated results of operations, financial position or cash flows could be impacted. The process of determining the Company’s insurance reserves requires estimates with various assumptions, each of which can positively or negatively impact those balances. As of July 31, 2017 and 2016, the total amount reserved for related self-insured claims was $5.3 million.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2017, 2016 and 2015, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued and provide related disclosures in certain circumstances. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company’s adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated results of operations, financial position, and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset, other than inventory. This ASU is effective for annual and interim periods within those annual periods beginning after December 15, 2017, is required to be adopted using a modified retrospective approach; however early adoption is permitted. The Company is continuing its assessment of the impact of ASU 2016-16 may have on the Company’s consolidated results of operations and financial position.

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

NOTE 2 — Acquisitions

Fiscal 2017 Transactions
During the year ended July 31, 2017, the Company acquired 100% of the voting stock of Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. NPA predominantly auctions pre-owned powersports vehicles on behalf of financing companies, dealers and manufacturers. The Company also acquired the assets of an excavation company, which engages in earthwork, soil stabilization, equipment hauling, and erosion control commercial contractor services. The aggregate purchase price of these acquisitions totaled $160.8 million, net of cash acquired.

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for these acquisitions (in thousands):

Allocation of the acquisition:
Accounts receivable and prepaid expenses	$6,583
Vehicle pooling costs	571
Property and equipment	10,903
Inventory	1,067
Intangible assets	70,900
Goodwill	79,256
Liabilities assumed	(7,968)
Noncontrolling interest	(500)
Fair value of net assets and liabilities acquired	$160,812

The NPA acquisition was undertaken because of its strategic fit, and the acquisition of certain excavation assets was undertaken to enhance the Company’s land development capabilities. These acquisitions have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company’s consolidated financial statements. Goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the comparable multiples of earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the complementary tactical development capability and cost control over the development of the Company’s yard locations; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and is not amortized for financial reporting purposes.

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired. The valuation utilized the income approach (specifically the Multi-Period Excess Earnings Method (MPEEM) model and the Relief from Royalty model) to estimate the fair value of acquired supplier relationships and trade names, respectively. The valuation utilized the cost approach to estimate the fair value of acquired software. The valuation of these assets was performed using Level III inputs, as the calculated fair values are based on valuation models that utilize unobservable inputs that are significant to the overall fair value measurement. The unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets based on the best information available in the circumstances. Intangible assets acquired include customer and supplier relationships, trade names, and software with a useful life ranging from three to eleven years. See Note - 6 — Intangibles, Net.

The purchase price allocation for NPA and the assets of an excavation company are not final for property and equipment, income taxes and intangible assets acquired, pending the final valuation by the Company. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated financial position and results of operations.

These acquisitions did not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition dates. The acquisition-related expenses incurred during the year ended July 31, 2017, were $1.9 million and were included in general and administrative expenses in the Company’s consolidated financial position and results of operations.

Fiscal 2016 and Fiscal 2015 Transactions
The Company made no acquisitions during the years ended July 31, 2016 and 2015.

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2017	2016
Advance charges receivable	$204,097	$182,824
Trade accounts receivable	110,189	86,455
Other receivables	1,871	1,111
	316,157	270,390
Less: Allowance for doubtful accounts	(4,311)	(4,120)
Accounts receivable, net	$311,846	$266,270

Advance charges receivable represents unbilled amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2017	2016	2015
Balance at beginning of year	$4,120	$2,988	$3,584
Charged to costs and expenses	2,928	3,646	2,221
Deductions to bad debt	(2,737)	(2,514)	(2,817)
Balance at end of year	$4,311	$4,120	$2,988

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2017	2016
Transportation and other equipment	$120,420	$85,083
Office furniture and equipment	51,778	51,473
Software	38,501	49,426
Land	629,826	556,780
Buildings and leasehold improvements	555,525	489,566
	1,396,050	1,232,328
Less: Accumulated depreciation and amortization	(451,994)	(415,537)
Property and equipment, net	$944,056	$816,791

Depreciation expense on property and equipment was $39.6 million, $34.2 million and $34.9 million for the years ended July 31, 2017, 2016 and 2015, respectively. Amortization expense of software was $10.6 million, $8.5 million and $5.0 million for the years ended July 31, 2017, 2016 and 2015, respectively. During the year ended July 31, 2016, the Company retired fully amortized capitalized software of $29.8 million, which were no longer being utilized. Additionally, during the year ended July 31, 2017, the Company recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2017	2016
Beginning balance	$260,198	$271,850
Goodwill recorded during the period	79,256	—
Effect of foreign currency exchange rates	789	(11,652)
Ending balance	$340,243	$260,198

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed during the fourth quarter of fiscal 2017 and 2016 and goodwill was not impaired. As of July 31, 2017 and 2016, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2017	2016	2017	2016	2017	2016	2017	2016
Amortized intangibles:
Covenants not to compete	$1,702	$1,702	$(1,389)	$(1,235)	$313	$467	1	2
Supply contracts and customer relationships	75,462	26,471	(22,248)	(17,052)	53,214	9,419	9	3
Trade names	23,859	5,163	(4,989)	(3,423)	18,870	1,740	2	2
Licenses and databases	5,385	2,488	(1,844)	(2,353)	3,541	135	3	1
Intangibles, net	$106,408	$35,824	$(30,470)	$(24,063)	$75,938	$11,761

Aggregate amortization expense on intangible assets was $6.8 million, $5.8 million and $6.8 million for the years ended July 31, 2017, 2016 and 2015, respectively. Intangible amortization expense for the next five fiscal years based upon July 31, 2017 intangible assets is expected to be as follows:

(In thousands)
2018	$12,947
2019	9,249
2020	7,912
2021	6,043
2022	6,024
Thereafter	33,763
Total future intangible amortization expense	$75,938

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2017	2016
Trade accounts payable	$20,626	$30,087
Accounts payable to sellers	50,534	46,866
Buyer deposits and prepayments	50,603	40,500
Accrued compensation and benefits	31,173	33,382
Accrued insurance	5,263	5,753
Other accrued liabilities	50,216	35,791
Total accounts payable and accrued expenses	$208,415	$192,379

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

The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2017 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 1.23% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2017, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $231.0 million and $238.0 million of outstanding borrowings under the Revolving Loan Facility as of July 31, 2017 and July 31, 2016, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2017, the consolidated total net leverage ratio was 0.83:1. Minimum liquidity as of July 31, 2017 was $803.2 million. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2017.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2017, the consolidated total net leverage ratio was 0.83:1. Minimum liquidity as of July 31, 2017 was $803.2 million. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2017.

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

As of July 31, 2017, future payments on the Revolving Loan Facility and Note Purchase Agreement were as follows:

(In thousands)	July 31, (1)
2018	$81,000
2019	150,000
2020	—
2021	—
2022	—
Thereafter	400,000
Total future payments	$631,000

(1)
Fiscal 2018 and 2019 payments assume payoff of the current portion of the Revolving Loan Facility in fiscal 2018 and the long-term portion of the Revolving Loan Facility in fiscal 2019 based on management’s intent of the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

NOTE 9 — Derivatives and Hedging

The Company had entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps were designated effective cash flow hedges under ASC 815, Derivatives and Hedging. Each quarter, the Company measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The interest rate swaps expired in December 2015. The Company reclassified $0.5 million and $1.7 million for the years ended July 31, 2016 and 2015 respectively, out of other comprehensive income into interest expense.

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

NOTE 10 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	July 31, 2017		July 31, 2016
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$3,498	$3,498	$8,422	$8,422
Total Assets	$3,498	$3,498	$8,422	$8,422
Liabilities
Long-term fixed rate debt, including current portion	$400,908	$400,908	$430,375	$430,375
Revolving loan facility	231,000	231,000	238,000	238,000
Total Liabilities	$631,908	$631,908	$668,375	$668,375

During the year ended July 31, 2017, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies, Note 2 — Acquisitions, Note 8 — Long-Term Debt, and Note 9 — Derivatives and Hedging.

NOTE 11 — Stockholders’ Equity

General

The Company has authorized the issuance of 400 million shares of common stock, with a par value of $0.0001, of which 230,488,296 shares were issued and outstanding at July 31, 2017. As of July 31, 2017 and 2016, the Company had reserved 28,878,913 and 41,625,934 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,788,909 and 1,979,622 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2017 or 2016, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the we deem appropriate and may be discontinued at any time. For fiscal 2017, the Company did not repurchase any shares of its common stock under the program. For fiscal 2016, the Company repurchased 5,877,038 shares of its common stock at a weighted average price of $20.065 per share totaling $117.9 million. For fiscal 2015, the Company repurchased 463,000 shares of its common stock at a weighted average price of $18.01 per share totaling $8.3 million. As of July 31, 2017, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.

On July 9, 2015, the Company completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 27,777,776 shares of its common stock at a price not greater than $18.00 nor less than $17.375 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 12,508,122 shares of its common stock at a purchase price of $18.00 per share for a total value of $225.1 million. Additionally, on December 30, 2015, the Company completed a modified “Dutch Auction” tender offer, or tender offer, to purchase up to 14,634,146 shares of its common stock at a price not greater than $20.50 nor less than $19.00 per share. In connection with the tender offer, the Company accepted for payment an aggregate of 16,666,666 shares of its common stock at a purchase price of $19.50 per share for a total value of $325.0 million. The Company’s directors and executive officers did not participate in the tender offers. The shares purchased as a result of the tender offers were not part of the Company’s stock repurchase program.

During fiscal 2017, 2016 and 2015, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million, $15.0 million and $3.8 million for the years ended July 31, 2017, 2016 and 2015, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2015—Q1	402,666	$9.80	249,242	70,832	82,592	$15.83	$1,121
FY 2015—Q3	279,380	10.14	152,042	41,312	86,026	18.64	770
FY 2015—Q4	400,000	6.01	133,204	104,316	162,480	18.04	1,882
FY 2016—Q4	2,260,000	9.32	821,296	586,304	852,400	25.65	15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 10 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2017, 2016 and 2015 was 190,713; 216,264; and 202,030; respectively. As of July 31, 2017, there were 8,291,165 shares of common stock issued pursuant to the ESPP and 1,788,909 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 16.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2017, 10,103,589 shares were available for grant under the Plan.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $7.5 million in compensation expenses for these grants in the years ended July 31, 2017, 2016 and 2015, respectively.

The following table details stock-based payment compensation expense included in the company’s consolidated statements of income:

	Year Ended July 31,
(In thousands)	2017	2016	2015
General and administrative	$17,622	$18,194	$15,938
Yard operations	3,286	2,670	2,216
Total stock-based payment compensation	$20,908	$20,864	$18,154

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2017 and 2016.

A summary of the status of the Company’s non-vested shares and its activity during the year ended July 31, 2017 was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2016	9,622	$5.33
Grants of non-vested shares	939	7.05
Vested	(3,509)	5.30
Forfeitures or expirations	(385)	5.55
Non-vested shares at July 31, 2017	6,667	$5.57

Stock option activity for the year ended July 31, 2017 was as follows:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2016	38,902	$12.15	4.96	$508,401
Grants of options	939	27.83
Exercises	(20,682)	8.21
Forfeitures or expirations	(385)	19.12
Outstanding as of July 31, 2017	18,774	$17.14	6.48	$269,449

Exercisable as of July 31, 2017	12,112	$15.95	5.96	$188,211

Vested and expected to vest as of July 31, 2017	18,316	$17.09	6.45	$263,691

As required by ASC 718, Compensation — Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2017 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2017. The aggregate intrinsic value of options exercised was $366.7 million, $53.6 million and $13.4 million in the years ended July 31, 2017, 2016 and 2015, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2017, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $32.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.21 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2017, 2016 and 2015 was $18.6 million, $21.0 million and $19.5 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2017:

(In thousands, except per share amounts)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.54–$10.28	2,285	3.18	$9.53	2,285	$9.53
$10.52–$17.73	3,890	7.10	16.34	2,047	15.18
$17.81–$18.23	9,352	6.44	17.87	6,569	17.88
$18.32–$31.24	3,247	8.19	21.34	1,211	18.94
Outstanding and exercisable as of July 31, 2017	18,774	6.48	17.14	12,112	15.95

NOTE 12 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2017	2016	2015
U.S.	$385,526	$339,013	$286,169
International	54,574	56,852	45,900
Total income before taxes	$440,100	$395,865	$332,069

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2017	2016	2015
Federal:
Current	$12,752	$103,127	$95,468
Deferred	20,094	7,019	5,841
	32,846	110,146	101,309
State:
Current	1,659	5,347	1,160
Deferred	499	151	(86)
	2,158	5,498	1,074
International:
Current	11,468	10,855	11,062
Deferred	(633)	(994)	(1,159)
	10,835	9,861	9,903
Income tax expense	$45,839	$125,505	$112,286

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3	0.9	1.1
International rate differential	(1.8)	(1.8)	(1.9)
Compensation and fringe benefits (1)	(24.3)	(3.6)	0.1
Other differences	0.2	1.2	(0.5)
Effective tax rate	10.4%	31.7%	33.8%

(1)
Included in the compensation and fringe benefits rate reconciliation is the impact of the Company’s adoption, during the fourth quarter of fiscal 2016 on a modified retrospective basis, of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this standard, all excess tax benefits and tax deficiencies related to exercises of stock options are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$1,177	$1,396
Accrued compensation and benefits	26,621	43,594
State taxes	215	638
Accrued other	2,684	3,018
Deferred revenue	(371)	(545)
Property and equipment	9,405	14,170
Losses carried forward	3,688	3,312
Federal tax benefit	10,542	10,757
Total gross deferred tax assets	53,961	76,340
Less: Valuation allowance	(6,455)	(5,420)
Net deferred tax assets	47,506	70,920
Deferred tax liabilities:
Vehicle pooling costs	(9,590)	(8,871)
Prepaid insurance	(1,333)	(1,142)
Intangibles and goodwill	(38,580)	(39,773)
Total gross deferred tax liabilities	(49,503)	(49,786)
Net deferred tax (liabilities) assets	$(1,997)	$21,134

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2017	2016
U.S. current (liabilities) assets	$(92)	$1,444
U.S. non-current assets	1,054	23,506
International non-current liabilities	(2,959)	(3,816)
Net deferred tax (liabilities) assets	$(1,997)	$21,134

As of July 31, 2017 and 2016, the Company had foreign operating losses and a U.S. federal tax credit carryforward of $5.5 million and $5.0 million, respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward from a minimum of eight years to indefinitely. If not used, those foreign operating losses would start to expire after 2023. The U.S. federal related tax credit, if not used, would start to expire after 2026.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2017 and 2016 was $6.5 million and $5.4 million, respectively. The valuation allowance for deferred tax assets primarily related to operating losses in certain international jurisdictions and certain tax credits that are unlikely to be realized.

As of July 31, 2017 and 2016, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate was $13.0 million and $14.0 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits:

	July 31,
(In thousands)	2017	2016	2015
Beginning balance	$20,715	$17,428	$18,419
Increases related to current year tax position	2,807	4,311	3,441
Prior year tax positions:
Prior year increase	2,694	1,120	599
Prior year decrease	(3,605)	—	—
Cash settlement	(1,123)	(412)	(225)
Lapse of statute of limitations	(2,219)	(1,732)	(4,806)
Ending balance	$19,269	$20,715	$17,428

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2017, 2016 and 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.3 million, $4.9 million and $3.8 million, respectively.

The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years 2012 to 2016. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

During the year ended July 31, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacted the accounting for share-based payments, including income tax consequences, classification of awards and the classification on the consolidated statements of cash flows. As of July 31, 2017 and 2016 the Company recognized excess tax benefits of $107.6 million and $14.7 million, respectively, as a reduction to tax expense in the consolidated statements of income.

In the year ended July 31, 2015, the Company recognized a tax benefit of $3.0 million, upon the exercise of certain stock options, which was reflected in stockholders’ equity.

The Company has not provided for U.S. federal income and foreign withholding taxes on $181.4 million of its international subsidiaries’ undistributed earnings as of July 31, 2017, because the Company intends to reinvest such earnings indefinitely in its international operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new international markets; and (iii) other investments to help expand the Company’s footprint in international emerging markets. The Company does not anticipate the need for any international cash in its U.S. operations. It is not practical to determine the income tax liability that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under then current law to reduce or eliminate the resultant U.S. income tax liability.

NOTE 13 — Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2017	2016	2015
Weighted average common shares outstanding	228,686	228,846	251,829
Effect of dilutive securities — stock options	8,333	15,449	11,022
Weighted average common and dilutive potential common shares outstanding	237,019	244,295	262,851

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 3,058,808; 11,594,014; and 11,810,748 options to purchase the Company’s common stock for the years ended July 31, 2017, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive. During the year ended July 31, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which caused an impact on dilutive potential common shares outstanding, as the Company excluded the excess tax benefits and deficiencies from the proceeds portion of the diluted earnings per share calculations as they are no longer recorded in equity, which caused dilutive potential common shares outstanding to increase for all periods in fiscal 2016.

NOTE 14 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics. Intercompany income (expense) primarily related to charges for services provided by the U.S. segment.

The following tables present financial information by segment:

	Year Ended July 31, 2017
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$1,193,188	$254,793	$1,447,981
Yard operations	585,587	92,814	678,401
Cost of vehicle sales	61,484	76,068	137,552
General and administrative	130,392	20,972	151,364
Impairment of long-lived assets	19,365	—	19,365
Operating income	396,360	64,939	461,299
Interest (expense) income, net	(23,373)	1,000	(22,373)
Other income, net	(10)	1,184	1,174
Intercompany income (expense)	12,549	(12,549)	—
Income before income tax expense	385,526	54,574	440,100
Income tax expense	34,985	10,854	45,839
Net income	$350,541	$43,720	$394,261

Depreciation and amortization	$47,507	$9,493	$57,000
Capital expenditures, including acquisitions	317,646	15,344	332,990
Total assets	1,514,018	468,483	1,982,501
Goodwill	259,162	81,081	340,243

	Year Ended July 31, 2016
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$1,016,036	$252,413	$1,268,449
Yard operations	494,146	88,758	582,904
Cost of vehicle sales	55,866	85,093	140,959
General and administrative	118,315	19,801	138,116
Operating income	347,709	58,761	406,470
Interest (expense) income, net	(23,178)	1,021	(22,157)
Other income, net	1,216	10,336	11,552
Intercompany income (expense)	13,266	(13,266)	—
Income before income tax expense	339,013	56,852	395,865
Income tax expense	115,667	9,838	125,505
Net income	$223,346	$47,014	$270,360

Depreciation and amortization	$39,083	$9,492	$48,575
Capital expenditures, including acquisitions	153,451	20,466	173,917
Total assets	1,249,755	400,065	1,649,820
Goodwill	179,906	80,292	260,198

	Year Ended July 31, 2015
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$902,880	$243,199	$1,146,079
Yard operations	440,517	85,774	526,291
Cost of vehicle sales	52,232	84,180	136,412
General and administrative	120,140	18,835	138,975
Operating income	289,991	54,410	344,401
Interest (expense) income, net	(17,622)	318	(17,304)
Other income, net	2,707	2,265	4,972
Intercompany income (expense)	11,093	(11,093)	—
Income before income tax expense	286,169	45,900	332,069
Income tax expense	102,379	9,907	112,286
Net income	$183,790	$35,993	$219,783

Depreciation and amortization	$36,238	$10,335	$46,573
Capital expenditures, including acquisitions	64,769	14,384	79,153
Total assets	1,404,946	393,714	1,798,660
Goodwill	176,890	94,960	271,850

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

The future minimum lease commitments for the next five fiscal years, under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year were as follows:

Years Ending July 31, (In thousands)	Capital Leases	Operating Leases
2018	$1,153	$28,126
2019	966	23,364
2020	30	17,285
2021	13	14,409
2022	—	10,147
Thereafter	—	59,436
Subtotal	2,162	152,767
Less: Amount relating to interest	(97)	—
Total	$2,065	$152,767

Facilities rental expense for the years ended July 31, 2017, 2016 and 2015 was $26.8 million, $21.6 million and $21.7 million, respectively. Yard operations equipment rental expense for the years ended July 31, 2017, 2016 and 2015 was $2.9 million, $3.1 million and $3.6 million, respectively.

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $15.8 million at July 31, 2017, which are primarily used to secure certain insurance obligations.

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

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the

Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The Company is pursuing its claim for damages, and defending against KPIT’s claim for damages. The Company and KPIT filed competing motions for summary judgment in January 2017. The Court issued its ruling on the motions on September 25, 2017. The order granted some of the relief sought by the Company, and some of the relief sought by KPIT. The Company's core claims remain in the case after the ruling, including its claims for fraud, fraudulent inducement, breach of contract, professional negligence, trade secret misappropriation, unfair competition, unjust enrichment, and computer hacking. KPIT’s claims are now limited to breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief.

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

The Company subsequently engaged a Georgia law firm and outside tax advisors to review the conduct of its business operations in Georgia, the notice of proposed assessment, and the DOR’s policy position. In particular, the Company’s outside legal counsel provided the Company an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax. In rendering its opinion, the Company’s counsel noted that non-U.S. registered resellers are unable to comply strictly with technical requirements for a Georgia certificate of exemption but concluded that its sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax notwithstanding this technical inability to comply. Following the Company’s receipt of the notice of proposed assessment, the Company and its counsel engaged in active discussions with the DOR to resolve the matter.

On August 4, 2015, the DOR issued an official Assessment and Demand for Payment (the “Assessment”) for $96.1 million for sales taxes, penalties, and interest that the DOR alleged the Company owes to the State of Georgia. The Company filed an appeal of this Assessment from the DOR with the Georgia Tax Tribunal on September 3, 2015. On August 5, 2016, the DOR filed a response in which it denied all allegations noted in the Company’s appeal of the Assessment.

During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the Company and the DOR have exchanged discovery requests and initial discovery responses. The Company expects that discovery will be completed in the fall of 2017. The Company and the DOR will then present the case to the Tax Tribunal for final disposition.

Based on the opinion from the Company’s outside law firm, advice from its outside tax advisors, and the Company’s best estimate of a probable outcome, the Company has adequately provided for the payment of any assessment in its consolidated financial statements. The Company believes it has strong defenses to the remaining tax liability set forth above and intends to continue to defend this matter. There can be no assurance that this matter will be resolved in the Company’s favor or that the

Company will not ultimately be required to make a substantial payment to the DOR. The Company understands that litigating and defending the matter in Georgia could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to the Company, it could have a material adverse effect on the Company’s consolidated results of operations and financial position.

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

There were no amounts due to or from related parties as of July 31, 2017 and 2016 that are not separately or previously disclosed.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $0.9 million for the year ended July 31, 2017, and $0.8 million for the years ended July 31, 2016 and 2015, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $0.6 million, for the years ended July 31, 2017 and 2016, and $0.7 million for the year ended July 31, 2015, related to this plan.

NOTE 19 — Quarterly Financial Information (in thousands, except per share data) (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2017	First (2)	Second (2)	Third (2)	Fourth
Total revenue	$345,991	$349,532	$373,862	$378,596
Gross margin	145,293	146,765	172,505	167,465
Operating income	104,824	108,880	136,788	110,807
Income before income taxes	102,534	100,099	131,088	106,379
Net income attributable to Copart, Inc.	167,280	66,066	90,546	70,335
Basic net income per common share	$0.74	$0.29	$0.39	$0.31
Diluted net income per common share	$0.70	$0.28	$0.38	$0.30

	Fiscal Quarter
Fiscal Year 2016	First (2)	Second (2)	Third (2)	Fourth (2)
Total revenue	$288,838	$299,706	$347,246	$332,659
Gross margin	120,861	124,614	157,647	141,464
Operating income	86,246	92,085	121,948	106,191
Income before income taxes	81,760	91,552	116,568	105,985
Net income attributable to Copart, Inc.	52,610	59,007	74,623	84,120
Basic net income per common share	$0.22	$0.25	$0.34	$0.38
Diluted net income per common share	$0.21	$0.24	$0.32	$0.35

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)
Earnings per share data were revised from previously reported amounts due to a two-for-one common stock split effected in the form of a stock dividend. See Note 1 — Summary of Significant Accounting Policies.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 2	December 22, 2016
3.3		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3	December 22, 2016
4.1
Preferred Stock Rights Agreement, dated as of March 6, 2003,between Copart and Equiserve Trust Company N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
			8/A-12/G (File No. 000-23255), Exhibit No. 4.1	March 11, 2003
4.2		Amendment to Preferred Stock Rights Agreement, as of March 14, 2006, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.2	March 15, 2006
4.3		Amendment to Preferred Stock Rights Agreement, as of January 10, 2013, between the Registrant and Computershare Trust Company, N.A. (formerly Equiserve Trust Company, N.A.)	8/A-12G/A (File No. 000-23255), Exhibit 4.3	January 10, 2012
10.1	*	Copart Inc. 2001 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-90612), Exhibit No. 4.1	June 17, 2002
10.2	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.3	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.4	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.5	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.6	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.7	*	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.8	*	Amendment to Credit Agreement between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011
10.9	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.10	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.11	*	Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 shares of the Registrant’s common stock to each of Willis J. Johnson and A. Jayson Adair	Registration Statement on Form S-8 (File No. 333-159946), Exhibit No. 4.1	June 12, 2009
10.12	*	Amendment dated June 9, 2010 to Option Agreements dated June 6, 2001, October 21, 2002 and August 19, 2003 between the Registrant and Willis J. Johnson	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10-17	September 23, 2010
10.13	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.14		Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.15		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 4, 2014
10.16		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 4, 2014
10.17		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.18	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.19	*
Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 and 1,500,000 shares of the Registrant’s common stock to A. Jayson Adair and Vincent W. Mitz, respectively.
			Registration Statement on Form S-8 (File No. 333-193244), Exhibit No. 4.2	January 9, 2014
10.20	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and A. Jayson Adair.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	June 4, 2015
10.21	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and Vincent W. Mitz.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	June 4, 2015

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.22	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.23	*	Executive Officer Employment Agreement, effective August 1, 2014, between the Registrant and Rama Prasad.	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.27	November 24, 2015
10.24
First Amendment to Credit Agreement, dated as of March 15, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 17, 2016
10.25
Second Amendment to Credit Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2016
10.26		First Amendment to Note Purchase Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto and the purchasers party thereto.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	July 27, 2016
10.27	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and Vikrant Bhatia, dated November 28, 2016.	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.28	November 30, 2016
14.01		Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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