Form 10-Q
period 2017-10-31
COPART INC
filed 2017-11-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 27, 2017, 231,303,973 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2017

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$224,246	$210,100
Accounts receivable, net	366,641	311,846
Vehicle pooling costs	37,679	31,118
Inventories	10,138	10,163
Income taxes receivable	139	6,418
Prepaid expenses and other assets	15,528	17,616
Total current assets	654,371	587,261
Property and equipment, net	959,716	944,056
Intangibles, net	73,285	75,938
Goodwill	339,024	340,243
Deferred income taxes	—	1,287
Other assets	36,274	33,716
Total assets	$2,062,670	$1,982,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$222,400	$208,415
Deferred revenue	5,189	5,019
Income taxes payable	28,430	6,472
Deferred income taxes	—	92
Current portion of revolving loan facility and capital lease obligations	33,150	82,155
Total current liabilities	289,169	302,153
Deferred income taxes	4,807	3,192
Income taxes payable	26,086	24,573
Long-term debt, revolving loan facility and capital lease obligations, net of discount	550,704	550,883
Other liabilities	2,995	3,100
Total liabilities	873,761	883,901
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 231,218,619 and 230,488,296 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	467,909	453,349
Accumulated other comprehensive loss	(102,156)	(100,676)
Retained earnings	822,555	745,370
Noncontrolling interest	578	534
Total stockholders’ equity	1,188,909	1,098,600
Total liabilities and stockholders’ equity	$2,062,670	$1,982,501

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2017	2016
Service revenues and vehicle sales:
Service revenues	$374,125	$307,078
Vehicle sales	45,043	38,913
Total service revenues and vehicle sales	419,168	345,991
Operating expenses:
Yard operations	217,607	167,611
Cost of vehicle sales	38,297	33,087
General and administrative	39,322	40,469
Total operating expenses	295,226	241,167
Operating income	123,942	104,824

Other (expense) income:
Interest expense	(5,595)	(5,959)
Interest income	197	337
Other (expense) income, net	(4,416)	3,332
Total other expenses	(9,814)	(2,290)
Income before income taxes	114,128	102,534
Income tax expense (benefit)	36,568	(64,746)
Net income	77,560	167,280
Net income attributable to noncontrolling interest	45	—
Net income attributable to Copart, Inc.	$77,515	$167,280

Basic net income per common share	$0.34	$0.74
Weighted average common shares outstanding	230,694	225,436

Diluted net income per common share	$0.32	$0.70
Diluted weighted average common shares outstanding	238,791	237,758
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2017	2016
Comprehensive income, net of tax:
Net income	$77,560	$167,280
Other comprehensive income:
Foreign currency translation adjustments	(1,480)	(18,775)
Comprehensive income	76,080	148,505
Comprehensive income attributable to noncontrolling interest	45	—
Comprehensive income attributable to Copart, Inc.	$76,035	$148,505

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$77,560	$167,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	16,012	14,820
Allowance for doubtful accounts	547	22
Equity in (earnings) losses of unconsolidated affiliates	(109)	349
Stock-based payment compensation	5,306	5,085
Loss on sale of property and equipment	4,460	38
Deferred income taxes	2,759	22,088
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(55,904)	(29,472)
Vehicle pooling costs	(6,568)	(2,935)
Inventories	36	1,152
Prepaid expenses and other current assets	(62)	1,392
Other assets	(2,420)	(202)
Accounts payable and accrued liabilities	22,213	(14,828)
Deferred revenue	166	(602)
Income taxes receivable	6,272	(92,172)
Income taxes payable	23,460	2,615
Other liabilities	(368)	(337)
Net cash provided by operating activities	93,360	74,293
Cash flows from investing activities:
Purchases of property and equipment	(41,484)	(38,209)
Proceeds from sale of property and equipment	2,019	190
Purchase of assets in connection with acquisitions	123	—
Investment in unconsolidated affiliate	—	(1,050)
Net cash used in investing activities	(39,342)	(39,069)
Cash flows from financing activities:
Proceeds from the exercise of stock options	9,253	13,977
Payments for employee stock-based tax withholdings	(3)	(134,615)
Net (repayments) proceeds on revolving loan facility	(49,000)	103,900
Net cash used in financing activities	(39,750)	(16,738)
Effect of foreign currency translation	(122)	(5,914)
Net increase in cash and cash equivalents	14,146	12,572
Cash and cash equivalents at beginning of period	210,100	155,849
Cash and cash equivalents at end of period	$224,246	$168,421
Supplemental disclosure of cash flow information:
Interest paid	$5,496	$5,428
Income taxes paid, net of refunds	$4,167	$2,677
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2017
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, the Republic of Ireland, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Germany, India, and Spain, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance company and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of October 31, 2017 and July 31, 2017, its consolidated statements of income and comprehensive income for the three months ended October 31, 2017 and 2016, and its cash flows for the three months ended October 31, 2017 and 2016. Interim results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2018. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Certain prior year amounts have been reclassified to conform to current year presentation.
On March 23, 2017, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the closing of trading on April 10, 2017 to stockholders of record on April 3, 2017. The stock dividend increased the number of shares of common stock outstanding and all share and per share amounts have been adjusted for the stock dividend as of the date earliest presented in these financial statements. Certain prior year amounts have been adjusted to conform to current year presentation.
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
In August 2017, Hurricane Harvey hit the Texas Gulf Coast. As a result of the extensive flooding that it caused, the Company expended $35.8 million in additional costs for i) temporary storage facilities, ii) premiums for subhaulers, iii) labor costs incurred for overtime, iv) travel and lodging due to the reassignment of employees to the affected region, and v) equipment lease expenses to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, were expensed as incurred and not included in vehicle pooling costs. At the end of the quarter, the majority of the incremental salvage vehicles received as a result of Hurricane Harvey remained unsold.

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Gain on foreign currency translation	8,518
Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Loss on foreign currency translation	(1,480)
Cumulative loss on foreign currency translation as of October 31, 2017	$(102,156)
Income Taxes and Deferred Taxes
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of October 31, 2017 and July 31, 2017, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, and Note 4 – Fair Value Measures.
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
Total gross capitalized software as of October 31, 2017 and July 31, 2017 was $40.3 million and $38.5 million, respectively. Accumulated amortization expense related to software as of October 31, 2017 and July 31, 2017 totaled $27.2 million and $25.7 million, respectively.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2017 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 1.24% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2017, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $182.0 million and $231.0 million of outstanding borrowings under the Revolving Loan Facility as of October 31, 2017 and July 31, 2017, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2017, the consolidated total net leverage ratio was 0.69:1. Minimum liquidity as of October 31, 2017 was $859.2 million. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2017.

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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2017, the consolidated total net leverage ratio was 0.69:1. Minimum liquidity as of October 31, 2017 was $859.2 million. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2017.
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
NOTE 3 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2017	July 31, 2017
Amortized intangibles:
Covenants not to compete	$1,693	$1,702
Supply contracts & customer relationships	73,977	75,462
Trade name	23,827	23,859
Licenses and databases	8,575	5,385
Accumulated amortization	(34,787)	(30,470)
Net intangibles	$73,285	$75,938

Aggregate amortization expense on amortizable intangible assets was $3.8 million and $1.3 million for the three months ended October 31, 2017 and 2016, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2017	$340,243
Goodwill adjustments during the period (Note 11 – Acquisitions)	(1,266)
Effect of foreign currency exchange rates	47
Balance as of October 31, 2017	$339,024
NOTE 4 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	October 31, 2017		July 31, 2017
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$5,350	$5,350	$3,498	$3,498
Total Assets	$5,350	$5,350	$3,498	$3,498
Liabilities
Long-term fixed rate debt, including current portion	$398,103	$398,103	$400,908	$400,908
Revolving loan facility	182,000	182,000	231,000	231,000
Total Liabilities	$580,103	$580,103	$631,908	$631,908

During the three months ended October 31, 2017, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 2 – Long-Term Debt.
NOTE 5 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2017	2016
Weighted average common shares outstanding	230,694	225,436
Effect of dilutive securities - stock options	8,097	12,322
Weighted average common and dilutive potential common shares outstanding	238,791	237,758
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 2,190,504 and 397,122 for the three months ended October 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.

NOTE 6 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2017:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2017	18,774	$17.14	6.48	$269,449
Grants of options	2,108	35.74
Exercises	(672)	13.78
Forfeitures or expirations	(19)	17.71
Outstanding as of October 31, 2017	20,191	$19.19	6.66	$345,304
Exercisable as of October 31, 2017	12,263	$16.26	5.83	$245,676
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 18,843,702 at October 31, 2017.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended October 31,
(In thousands)	2017	2016
General and administrative	$4,454	$4,284
Yard operations	852	801
Total stock-based payment compensation	$5,306	$5,085
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $1.8 million and $1.9 million in compensation expenses for these grants in the three months ended October 31, 2017 and 2016, respectively.

NOTE 7 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2017 or 2016. As of October 31, 2017, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
In fiscal 2017, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million for the three months ended October 31, 2016 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2017—Q1	18,000,000	$7.70	5,408,972	5,255,322	7,335,706	$25.62	$134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
NOTE 8 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company’s effective income tax rates were 32.0%, and (63.1)% for the three months ended October 31, 2017 and 2016. The increase in the overall tax rate was primarily the result of recognizing excess tax benefits from the exercise of employee stock options of $3.8 million for the three months ended October 31, 2017 as compared to $101.4 million for the three months ended October 31, 2016.
As of October 31, 2017, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $26.1 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2011 and 2016. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company has not provided for U.S. federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of October 31, 2017 because the Company intends to reinvest such earnings indefinitely in its foreign operations. Specifically, the earnings will be dedicated to the following areas outside the U.S. (i) funding operating and capital spending needs in existing foreign markets; (ii) funding merger and acquisition deals both in existing and new foreign markets; and (iii) other investments to help expand the Company’s footprint in foreign emerging markets. The Company does not anticipate the need for any foreign cash in the U.S. operations. It is not practical to determine the taxes that might be incurred if these earnings were to be distributed in the form of dividends or otherwise. If distributed, however, foreign tax credits may become available under current law to reduce or eliminate the resultant U.S. income tax liability.

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
Adopted
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet, rather than separating deferred taxes into current and non-current amounts. This ASU is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2016 and can be adopted prospectively or retrospectively; however, early adoption is permitted. The Company’s adoption of ASU 2015-17 on a prospective basis did not have a material impact on the Company’s consolidated results of operations and financial position.

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
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The Company is pursuing its claim for damages, and defending against KPIT’s claim for damages. The Company and KPIT filed competing motions for summary judgment in January 2017. The Court issued its ruling on the motions on September 25, 2017. The Company's claims remaining in the case after the ruling include fraud, fraudulent inducement, breach of contract, professional negligence, trade secret misappropriation, unfair competition, unjust enrichment, and computer hacking. KPIT’s claims are now limited to breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the Company and the DOR have engaged in discovery, which is expected to be completed in early 2018.

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
NOTE 11 – Acquisitions
During the year ended July 31, 2017, the Company acquired 100% of the voting stock of Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. NPA predominantly auctions pre-owned powersports vehicles on behalf of financing companies, dealers and manufacturers. The Company also acquired the assets of an excavation company, which engages in earthwork, soil stabilization, equipment hauling, and erosion control commercial contractor services. The aggregate purchase price of these acquisitions totaled $160.7 million, net of cash acquired.

During the three months ended October 31, 2017, the purchase price allocations for NPA and the acquisition of the assets of an excavation company were adjusted. As a result, from the preliminary purchase price allocation as of July 31, 2017, goodwill decreased $1.3 million, primarily related to a $1.2 million increase in intangible assets and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the three months ended October 31, 2017.

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

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired. The valuation utilized the income approach (specifically the Multi-Period Excess Earnings Method (MPEEM) model and the Relief from Royalty model) to estimate the fair value of acquired supplier relationships and trade names, respectively. The valuation utilized the cost approach to estimate the fair value of acquired software. The valuation of these assets was performed using Level III inputs, as the calculated fair values are based on valuation models that utilize unobservable inputs that are significant to the overall fair value measurement. The unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets based on the best information available in the circumstances. Intangible assets acquired include customer and supplier relationships, trade names, and software with a useful life ranging from three to eleven years. See Note - 3 – Goodwill and Intangible Assets.

The purchase price allocation for NPA and the assets of an excavation company are not final for contingent liabilities. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated financial position and results of operations.
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
The following tables present financial information by segment:

	Three Months Ended October 31, 2017			Three Months Ended October 31, 2016
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$351,105	$68,063	$419,168	$285,062	$60,929	$345,991
Yard operations	192,833	24,774	217,607	146,353	21,258	167,611
Cost of vehicle sales	18,760	19,537	38,297	14,249	18,838	33,087
General and administrative	33,493	5,829	39,322	35,478	4,991	40,469
Operating income	106,019	17,923	123,942	88,982	15,842	104,824
Interest (expense) income, net	(5,488)	90	(5,398)	(5,861)	239	(5,622)
Other (expense) income, net	(4,111)	(305)	(4,416)	(245)	3,577	3,332
Intercompany income (expense)	2,304	(2,304)	—	2,708	(2,708)	—
Income before income taxes	98,724	15,404	114,128	85,584	16,950	102,534
Income tax expense (benefit)	33,585	2,983	36,568	(68,303)	3,557	(64,746)
Net income	$65,139	$12,421	$77,560	$153,887	$13,393	$167,280

Depreciation and amortization	$13,529	$2,373	$15,902	$12,386	$2,323	$14,709
Capital expenditures, including acquisitions	38,905	2,456	41,361	36,521	1,688	38,209

	October 31, 2017			July 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,577,659	$485,011	$2,062,670	$1,514,018	$468,483	$1,982,501
Goodwill	257,896	81,128	339,024	259,162	81,081	340,243

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
In the U.S., Canada, the Republic of Ireland, Brazil, the U.A.E., Oman, Bahrain, Germany, India, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the U.K., we operate both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner to the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents which insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.6 years in 2016. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.
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
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2016 through October 31, 2017:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Sun Valley, California (Los Angeles)	Greenfield	November 2016	United States
Casper, Wyoming	Greenfield	January 2017	United States
Littleton, Colorado (Denver)	Greenfield	January 2017	United States
Apopka, Florida (Orlando)	Greenfield	January 2017	United States
Alorton, Illinois (St. Louis)	Greenfield	February 2017	United States
Okeechobee, Florida	Greenfield	March 2017	United States
Ogden, Utah (Salt Lake City)	Greenfield	March 2017	United States
Wilmington, California (Long Beach)	Greenfield	March 2017	United States
Cycle Express, LLC (1)	Acquisition	June 2017	United States
Andrews, Texas (Midland)	Greenfield	August 2017	United States
Exeter, Rhode Island	Greenfield	October 2017	United States
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
Newbury, United Kingdom	Greenfield	September 2016	United Kingdom
Betim, Minas Gerais	Greenfield	April 2017	Brazil

(1)
Cycle Express, LLC conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California.

The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather and product introductions during such periods. In particular, we have certain contracts inherited through our U.K. acquisitions that require us to act as a principal, purchasing vehicles from the insurance companies and reselling them for our own account. It has been our practice and remains our intention, where possible, to migrate these types of contracts to the agency model in future periods. Changes in the amount of revenue derived in a period from principal transactions relative to total revenue will impact revenue growth and margin percentages.
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
	2017	2016
Service revenues and vehicle sales:
Service revenues	89%	89%
Vehicle sales	11%	11%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	52%	48%
Cost of vehicle sales	9%	10%
General and administrative	9%	12%
Total operating expenses	70%	70%
Operating income	30%	30%
Other expense	(2)%	(1)%
Income before income taxes	28%	29%
Income taxes	9%	(19)%
Net income	19%	48%
Comparison of the Three Months Ended October 31, 2017 and 2016
The following table presents a comparison of service revenues for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
Service revenues
United States	$331,391	$270,272	$61,119	22.6%
International	42,734	36,806	5,928	16.1%
Total service revenues	$374,125	$307,078	$67,047	21.8%
Service Revenues. The increase in service revenues during the three months ended October 31, 2017 of $67.0 million, or 21.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $61.1 million and (ii) an increase in International of $5.9 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices and (ii) increased volume. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency and (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. Excluding the beneficial impact of $1.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Canadian dollar to U.S. dollar exchange rates, the growth in International of $4.8 million was driven primarily by increased volume and a marginal increase in revenue per car.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
Vehicle sales
United States	$19,714	$14,790	$4,924	33.3%
International	25,329	24,123	1,206	5.0%
Total vehicle sales	$45,043	$38,913	$6,130	15.8%

Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2017 of $6.1 million, or 15.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $4.9 million and (ii) an increase in International of $1.2 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a beneficial impact of $0.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $0.5 million was primarily the result of increased volume.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
Yard operations expenses
United States	$192,833	$146,353	$46,480	31.8%
International	24,774	21,258	3,516	16.5%
Total yard operations expenses	$217,607	$167,611	$49,996	29.8%

Yard operations expenses, excluding depreciation and amortization
United States	$184,244	$138,797	$45,447	32.7%
International	22,827	19,366	3,461	17.9%

Yard depreciation and amortization
United States	$8,590	$7,556	$1,034	13.7%
International	1,946	1,892	54	2.9%
Yard Operations Expenses. The increase in yard operations expense for the three months ended October 31, 2017 of $50.0 million, or 29.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $46.5 million, primarily from an increase in the cost to process each car and growth in volume; and (ii) an increase in International of $3.5 million, primarily from an increase in the cost to process each car, growth in volume, and the detrimental impact of $0.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Canadian dollar to U.S. dollar exchange rates. The increase in the cost to process each car in the U.S. was primarily driven by abnormal costs of $35.8 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees to the affected region; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new yard and excavation equipment placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
Cost of vehicle sales
United States	$18,760	$14,249	$4,511	31.7%
International	19,537	18,838	699	3.7%
Total cost of vehicle sales	$38,297	$33,087	$5,210	15.7%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2017 of $5.2 million, or 15.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $4.5 million and (ii) an increase in International of $0.7 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold. Excluding the detrimental impact of $0.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the increase in International of $0.2 million was primarily the result of increased volume.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
General and administrative expenses
United States	$33,493	$35,478	$(1,985)	(5.6)%
International	5,829	4,991	838	16.8%
Total general and administrative expenses	$39,322	$40,469	$(1,147)	(2.8)%

General and administrative expenses, excluding depreciation and amortization
United States	$28,555	$30,648	$(2,093)	(6.8)%
International	5,401	4,560	841	18.4%

General and administrative depreciation and amortization
United States	$4,939	$4,830	$109	2.3%
International	427	431	(4)	(0.9)%
General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended October 31, 2017 of $1.1 million, or 2.8%, as compared to the same period last year resulted from a decrease in the U.S. of $2.0 million, partially offset by an increase in International of $0.8 million. Excluding depreciation and amortization, the decrease in the U.S. of $2.1 million resulted primarily from a decrease in payroll taxes from the exercise of employee stock options, partially offset by increases due to the acquisition of Cycle Express, LLC. The increase in depreciation and amortization expenses for the three months ended October 31, 2017 as compared to the same period last year resulted primarily from amortizing intangible assets from the Cycle Express, LLC acquisition, partially offset by certain technology assets becoming fully amortized in the U.S.
The following table summarizes total other expenses and income taxes for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
Total other expenses	(9,814)	(2,290)	(7,524)	(328.6)%
Income taxes	36,568	(64,746)	101,314	156.5%
Other Expenses. The increase in total other expenses for the three months ended October 31, 2017 of $7.5 million as compared to the same period last year was primarily due to a decrease in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate, and losses on the disposal of certain non-operating assets.
Income Taxes. Our effective income tax rates were 32.0%, and (63.1)% for the three months ended October 31, 2017 and 2016, respectively. The increase in the overall tax rate was primarily the result of recognizing excess tax benefits from the exercise of employee stock options of $3.8 million for the three months ended October 31, 2017 as compared to $101.4 million for the three months ended October 31, 2016.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2017 and July 31, 2017 and for the three months ended October 31, 2017 and 2016, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2017	July 31, 2017	Change	% Change
Cash and cash equivalents	$224,246	$210,100	$14,146	6.7%
Working capital	365,202	285,108	80,094	28.1%

	Three Months Ended October 31,
(In thousands)	2017	2016	Change	% Change
Operating cash flows	$93,360	$74,293	$19,067	25.7%
Investing cash flows	(39,342)	(39,069)	(273)	(0.7)%
Financing cash flows	(39,750)	(16,738)	(23,012)	(137.5)%

Capital expenditures, including acquisitions	$(41,361)	$(38,209)	$(3,152)	(8.2)%
Net (repayments) proceeds on revolving loan facility	(49,000)	103,900	(152,900)	(147.2)%
Cash and cash equivalents and working capital increased at October 31, 2017 as compared to July 31, 2017 primarily due to cash generated from operations and proceeds from the exercise of stock options, partially offset by capital expenditures and net repayments on our Revolving Loan Facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of sellers’ fees, members’ fees and reimbursable advances from the proceeds of vehicle sales. Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which the insurance companies salvage rather than repair. During the winter months, most of our facilities process 10% to 30% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next 12 months. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $3.0 to $50.0 million, depending on size, location and developmental infrastructure requirements.
As of October 31, 2017, $182.4 million of the $224.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the three months ended October 31, 2017 as compared to the same period in 2016 due to improved cash operating results from an increase in service revenues and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $98.4 million related to excess tax benefits from stock option exercises; an increase in accounts payable and accrued liabilities of $37.0 million; and an increase in income taxes payable of $20.8 million; partially offset by a decrease in accounts receivable of $26.5 million.

Net cash used in investing activities increased for the three months ended October 31, 2017 as compared to the same period in 2016 due primarily to increased capital expenditures, partially offset by an increase in proceeds from the sale of property and equipment. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the three months ended October 31, 2017 as compared to the same period in 2016 due primarily to repayments on our Revolving Loan Facility and a decrease in proceeds from the exercise of stock options, partially offset by a decrease in payments for employee stock-based tax withholdings. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement”, “Note Purchase Agreement”, and Stock Repurchases.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2017 on our Revolving Loan Facility was the one month LIBOR rate of 1.24% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2017, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $182.0 million and $231.0 million of outstanding borrowings under the Revolving Loan Facility as of October 31, 2017 and July 31, 2017, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2017, the consolidated total net leverage ratio was 0.69:1. Minimum liquidity as of October 31, 2017 was $859.2 million. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of October 31, 2017.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2017, the consolidated total net leverage ratio was 0.69:1. Minimum liquidity as of October 31, 2017 was $859.2 million. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2017.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2017 or 2016. As of October 31, 2017, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
In fiscal 2017, certain executive officers and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. We remitted $134.6 million for the three months ended October 31, 2016 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2017—Q1	18,000,000	$7.70	5,408,972	5,255,322	7,335,706	$25.62	$134,615

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC on September 27, 2017. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 9 – Recent Accounting Pronouncements.
Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC on September 27, 2017.
Off-Balance Sheet Arrangements
As of October 31, 2017, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC on September 27, 2017.
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
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. We are pursuing our claim for damages, and defending against KPIT’s claim for damages. We and KPIT filed competing motions for summary judgment in January 2017. The Court issued its ruling on the motions on September 25, 2017. Our claims remaining in the case after the ruling include fraud, fraudulent inducement, breach of contract, professional negligence, trade secret misappropriation, unfair competition, unjust enrichment, and computer hacking. KPIT’s claims are now limited to breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, we and the DOR have engaged in discovery, which is expected to be completed in early 2018.

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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
No single customer accounted for more than 10% of our consolidated revenue during the three months ended October 31, 2017. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
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
Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina, Rita, Sandy, and Harvey had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the United States. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.
Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2016, we opened new facilities in Castledermot, Republic of Ireland; Sonepat, India; Algete, Spain; and six new facilities in the U.S. In fiscal 2017, we opened a new facility in Bad Fallingbostel, Germany, a new facility in Betim, Minas Gerais, Brazil, nine new facilities in the U.S and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. In fiscal 2018, we opened new facilities in Andrews, Texas and Exeter, Rhode Island. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
In addition to using independent subhaulers, in the U.K. we utilize a fleet of company trucks to pick up and deliver vehicles from our U.K. storage facilities. In connection therewith, we are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.9% of our common stock as of October 31, 2017. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our inventories will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2006, fiscal 2013 and fiscal 2018, we recognized substantial additional costs associated with Hurricanes Katrina, Rita, Sandy, and Harvey. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included premiums for subhaulers, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of October 31, 2017, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $339.0 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2017, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance, could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of October 31, 2017, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS

a)	Exhibits

3.1	Copart, Inc. Certificate of Incorporation
3.2	Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3	Bylaws of Copart, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
and Accounting Officer and duly Authorized Officer)
Date: November 28, 2017