Form 10-Q
period 2018-01-31
COPART INC
filed 2018-02-27
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of February 26, 2018, 231,994,303 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2018

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$195,300	$210,100
Accounts receivable, net	398,972	311,846
Vehicle pooling costs	37,969	31,118
Inventories	13,025	10,163
Income taxes receivable	3,836	6,418
Prepaid expenses and other assets	17,374	17,616
Total current assets	666,476	587,261
Property and equipment, net	1,024,564	944,056
Intangibles, net	69,934	75,938
Goodwill	344,499	340,243
Deferred income taxes	301	1,287
Other assets	37,767	33,716
Total assets	$2,143,541	$1,982,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$242,594	$208,415
Deferred revenue	6,797	5,019
Income taxes payable	13,806	6,472
Deferred income taxes	—	92
Current portion of revolving loan facility and capital lease obligations	111,851	82,155
Total current liabilities	375,048	302,153
Deferred income taxes	5,196	3,192
Income taxes payable	27,128	24,573
Long-term debt, revolving loan facility and capital lease obligations, net of discount	400,646	550,883
Other liabilities	3,732	3,100
Total liabilities	811,750	883,901
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 231,827,612 and 230,488,296 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	483,895	453,349
Accumulated other comprehensive loss	(78,913)	(100,676)
Retained earnings	926,163	745,370
Noncontrolling interest	623	534
Total stockholders’ equity	1,331,791	1,098,600
Total liabilities and stockholders’ equity	$2,143,541	$1,982,501

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2018	2017	2018	2017
Service revenues and vehicle sales:
Service revenues	$401,954	$310,033	$776,079	$617,111
Vehicle sales	57,152	39,499	102,195	78,412
Total service revenues and vehicle sales	459,106	349,532	878,274	695,523
Operating expenses:
Yard operations	217,184	169,081	434,791	336,692
Cost of vehicle sales	50,313	33,686	88,610	66,773
General and administrative	40,662	37,885	79,984	78,354
Total operating expenses	308,159	240,652	603,385	481,819
Operating income	150,947	108,880	274,889	213,704

Other (expense) income:
Interest expense	(5,758)	(6,144)	(11,353)	(12,103)
Interest income	197	384	394	721
Other (expense) income, net	(948)	(3,021)	(5,364)	311
Total other expenses	(6,509)	(8,781)	(16,323)	(11,071)
Income before income taxes	144,438	100,099	258,566	202,633
Income tax expense (benefit)	41,137	34,033	77,705	(30,713)
Net income	103,301	66,066	180,861	233,346
Net income attributable to noncontrolling interest	45	—	90	—
Net income attributable to Copart, Inc.	$103,256	$66,066	$180,771	$233,346

Basic net income per common share	$0.45	$0.29	$0.78	$1.03
Weighted average common shares outstanding	231,478	229,142	231,086	227,288

Diluted net income per common share	$0.43	$0.28	$0.75	$0.99
Diluted weighted average common shares outstanding	241,360	235,588	240,076	236,672
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2018	2017	2018	2017
Comprehensive income, net of tax:
Net income	$103,301	$66,066	$180,861	$233,346
Other comprehensive income:
Foreign currency translation adjustments	23,243	8,420	21,763	(10,355)
Comprehensive income	126,544	74,486	202,624	222,991
Comprehensive income attributable to noncontrolling interest	45	—	90	—
Comprehensive income attributable to Copart, Inc.	$126,499	$74,486	$202,534	$222,991

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$180,861	$233,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	33,994	30,146
Allowance for doubtful accounts	1,013	26
Equity in losses of unconsolidated affiliates	251	408
Stock-based payment compensation	11,298	10,605
Loss (gain) on sale of property and equipment	4,639	(79)
Deferred income taxes	2,666	23,466
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(86,147)	(74,789)
Vehicle pooling costs	(6,548)	(5,977)
Inventories	(2,525)	1,033
Prepaid expenses and other current assets	(1,437)	894
Other assets	(4,320)	(801)
Accounts payable and accrued liabilities	38,919	(4,599)
Deferred revenue	1,705	1,350
Income taxes receivable	2,575	(64,757)
Income taxes payable	9,365	5,934
Other liabilities	84	(678)
Net cash provided by operating activities	186,393	155,528
Cash flows from investing activities:
Purchases of property and equipment	(110,905)	(92,412)
Proceeds from sale of property and equipment	2,812	386
Purchase of assets in connection with acquisitions	123	—
Investment in unconsolidated affiliate	—	(1,050)
Net cash used in investing activities	(107,970)	(93,076)
Cash flows from financing activities:
Proceeds from the exercise of stock options	16,603	20,381
Proceeds from the issuance of Employee Stock Purchase Plan shares	2,723	1,908
Payments for employee stock-based tax withholdings	(3)	(134,638)
Net (repayments) proceeds on revolving loan facility	(120,300)	72,000
Distributions to noncontrolling interest	(55)	—
Net cash used in financing activities	(101,032)	(40,349)
Effect of foreign currency translation	7,809	(3,000)
Net (decrease) increase in cash and cash equivalents	(14,800)	19,103
Cash and cash equivalents at beginning of period	210,100	155,849
Cash and cash equivalents at end of period	$195,300	$174,952
Supplemental disclosure of cash flow information:
Interest paid	$11,010	$11,810
Income taxes paid, net of refunds	$64,104	$4,616
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2018
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, the Republic of Ireland, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Germany, and Spain, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance company and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of January 31, 2018 and July 31, 2017, its consolidated statements of income and comprehensive income for the three and six months ended January 31, 2018 and 2017, and its cash flows for the six months ended January 31, 2018 and 2017. Interim results for the three and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2018. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. The Company also has a 59.5% voting interest in a company, which was acquired as part of the Cycle Express, LLC acquisition (“majority-owned subsidiary”), which provides various repossession services for the powersports auction industry. The noncontrolling interest consists of a 40.5% outside voting interest in this majority-owned subsidiary. Net income or loss of the majority-owned subsidiary is allocated to the members’ interests in accordance with the operating agreement. The accounts and balances of the majority-owned subsidiary have been consolidated with those of the Company. Significant intercompany transactions and balances have been eliminated in consolidation.
On March 23, 2017, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the close of trading on April 10, 2017 to stockholders of record on April 3, 2017. The stock dividend increased the number of shares of common stock outstanding and all share and per share amounts have been adjusted for the stock dividend as of the date earliest presented in these financial statements. Certain prior year amounts have been adjusted to conform to current year presentation.
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

Revenue Recognition
The Company provides a portfolio of services to its buyers (“members”) and sellers that facilitate the sale and delivery of a vehicle from seller to buyer. These services include the ability to use the Company’s Internet sales technology and vehicle delivery, loading, title processing, preparation and storage. The Company evaluates multiple-element arrangements relative to its member and seller agreements.
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
In August 2017, Hurricane Harvey hit the Texas Gulf Coast. As a result of the extensive flooding that it caused, the Company expended $62.4 million in additional costs for the six months ended January 31, 2018, for (i) temporary storage facilities, (ii) premiums for subhaulers, (iii) labor costs incurred for overtime, (iv) travel and lodging due to the reassignment of employees to the affected region, and (v) equipment lease expenses to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, were expensed as incurred and not included in vehicle pooling costs. At the end of the quarter, the majority of the incremental salvage vehicles received as a result of Hurricane Harvey have been sold.

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Gain on foreign currency translation	8,518
Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Gain on foreign currency translation	21,763
Cumulative loss on foreign currency translation as of January 31, 2018	$(78,913)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of January 31, 2018 and July 31, 2017, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, and Note 4 – Fair Value Measures.
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
Total gross capitalized software as of January 31, 2018 and July 31, 2017 was $28.1 million and $38.5 million, respectively. Accumulated amortization expense related to software as of January 31, 2018 and July 31, 2017 totaled $14.9 million and $25.7 million, respectively. During the six months ended January 31, 2018, the Company retired fully amortized capitalized software of $13.9 million, which were no longer being utilized.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2018 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 1.56% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2018, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $110.7 million and $231.0 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2018 and July 31, 2017, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2018, the consolidated total net leverage ratio was 0.56:1. Minimum liquidity as of January 31, 2018 was $906.6 million. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2018.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2018, the consolidated total net leverage ratio was 0.56:1. Minimum liquidity as of January 31, 2018 was $906.6 million. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2018.
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

NOTE 3 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2018	July 31, 2017
Amortized intangibles:
Covenants not to compete	$1,698	$1,702
Supply contracts & customer relationships	74,901	75,462
Trade name	23,970	23,859
Licenses and databases	8,616	5,385
Accumulated amortization	(39,251)	(30,470)
Net intangibles	$69,934	$75,938
Aggregate amortization expense on amortizable intangible assets was $3.5 million and $1.3 million for the three months ended January 31, 2018 and 2017, respectively, and $7.4 million and $2.6 million for the six months ended January 31, 2018 and 2017, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2017	$340,243
Goodwill adjustments during the period (Note 11 – Acquisitions)	(1,266)
Effect of foreign currency exchange rates	5,522
Balance as of January 31, 2018	$344,499
NOTE 4 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	January 31, 2018		July 31, 2017
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$7,571	$7,571	$3,498	$3,498
Total Assets	$7,571	$7,571	$3,498	$3,498
Liabilities
Long-term fixed rate debt, including current portion	$387,305	$387,305	$400,908	$400,908
Revolving loan facility	110,700	110,700	231,000	231,000
Total Liabilities	$498,005	$498,005	$631,908	$631,908

During the six months ended January 31, 2018, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 2 – Long-Term Debt.
NOTE 5 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2018	2017	2018	2017
Weighted average common shares outstanding	231,478	229,142	231,086	227,288
Effect of dilutive securities - stock options	9,882	6,446	8,990	9,384
Weighted average common and dilutive potential common shares outstanding	241,360	235,588	240,076	236,672

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 2,287,500 and 877,122 shares underlying outstanding stock options for the three months ended January 31, 2018 and 2017, respectively, and 4,478,004 and 1,274,244 for the six months ended January 31, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.
NOTE 6 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2018:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2017	18,774	$17.14	6.48	$269,449
Grants of options	2,348	36.58
Exercises	(1,194)	14.35
Forfeitures or expirations	(21)	17.72
Outstanding as of January 31, 2018	19,907	$19.60	6.48	$487,199
Exercisable as of January 31, 2018	12,753	$16.66	5.71	$349,585
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 19,907,310 at January 31, 2018.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2018	2017	2018	2017
General and administrative	$4,990	$4,712	$9,444	$8,996
Yard operations	1,002	808	1,854	1,609
Total stock-based payment compensation	$5,992	$5,520	$11,298	$10,605
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service by Mr. Adair and Mr. Mitz on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $3.6 million and $3.8 million in compensation expenses for these grants in the six months ended January 31, 2018 and 2017, respectively.
NOTE 7 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2018 or 2017. As of January 31, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
In fiscal 2017 and fiscal 2018, certain executive officers, members of the Company’s Board of Directors and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million for the six months ended January 31, 2017 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2017—Q1	18,000,000	$7.70	5,408,972	5,255,322	7,335,706	$25.62	$134,615
FY 2018—Q2	80,000	$6.54	11,996	—	68,004	$43.60	$—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
NOTE 8 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
As of January 31, 2018, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $27.1 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2012 and 2016. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company’s effective income tax rates were 28.5% and 34.0% for the three months ended January 31, 2018 and 2017, respectively, and 30.1% and (15.2)% for the six months ended January 31, 2018 and 2017, respectively. The tax rates in the prior year were impacted primarily from the result of recognizing excess tax benefits from the exercise of employee stock options of $2.6 million and $1.3 million for the three months ended January 31, 2018 and 2017, respectively, and $6.4 million and $102.7 million for the six months ended January 31, 2018 and 2017, respectively. The effective tax rate for the three months ended January 31, 2018 was computed based on a reduced blended U.S. federal corporate tax rate of 26.9% for the fiscal year ending July 31, 2018, and included the effects of the Tax Cuts and Jobs Act.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”). Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to (i) reducing the U.S. federal corporate tax rate from 35.0% to 21.0%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”); (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) creating a new provision designed to tax global intangible low-taxed income (“GILTI”) which allows for the possibility of using foreign tax credits (“FTCs”) and a deduction of up to 50.0% to offset the income tax liability (subject to some limitations); (v) allowing for full expensing of qualified property through bonus depreciation; and (vi) creating limitations on the deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of Tax Reform for which the accounting under ASC 740 is complete in the financial statements. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete, but a reasonable estimate is able to be made, the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the tax laws that were in effect immediately before the enactment of Tax Reform.

Because the Company is a fiscal year taxpayer, under IRC Section 15, the blended tax rate the Company used to obtain the benefit of reduced tax rate was 26.9% for the fiscal year ending July 31, 2018. Upon enactment, the Company remeasured its deferred tax balances to reflect the reduced U.S. federal tax rate, which resulted in a tax benefit of $0.6 million. The Company also recorded a provisional tax liability for the Transition Tax of $12.0 million, which after accounting for certain foreign tax credits made available by incurring the Transition Tax, resulted in recording an expense of $10.6 million during the six months ended January 31, 2018.
The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amount recorded for the Transition Tax is a provisional amount based on the Company’s estimates. The Company expects to complete the accounting for these impacts of the Tax Act in the fiscal quarter ending January 31, 2019 as it finalizes its cumulative earnings and profits of its foreign subsidiaries and receives additional guidance from the IRS pertaining to the Tax Act. The impacts of additional guidance and changes in estimates related to the effects of the Tax Act, if any, will be recorded in the period the additional guidance or information is available.
The Company re-measured deferred tax assets and liabilities based on the U.S, statutory income tax rate. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculation, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
Because the GILTI is not applicable until fiscal years after August 1, 2018, no provisional adjustments were recorded. The Tax Act creates a new requirement that GILTI earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholders. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return which is currently defined as the excess of (i) 10.0% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC over (ii) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its foreign subsidiaries as part of the Transition Tax. This tax increased the Company’s previously taxed earnings and will allow for the repatriation of the majority of its foreign earnings without any U.S. federal tax. However, any repatriation of its foreign earnings could still have substantial impacts on withholding taxes, state taxes or other income taxes that might be incurred from the potential reversal of the Company’s overall outside basis difference. Accordingly, the Company is reevaluating its previous investment assertions regarding the excess of the amount for financial reporting over the tax basis as a result of Tax Reform. In January 2018, the Company repatriated $51.7 million of earnings that will be considered previously taxed, from the U.K. to the U.S. and concluded that there were no material additional taxes incurred. The Company also expects to repatriate an additional $42.2 million of earnings on or about February 28, 2018, that will be considered previously taxed, from the U.K. to the U.S. and concluded that there were no material additional taxes incurred. As part of its provisional estimate under SAB 118, the Company has not finalized any additional plans to repatriate previously taxed earnings, but may choose to repatriate additional previously taxed earnings, to the extent of its international operations’ cash capacities, in the future. However, the Company’s cash flow needs in the U.S. have not changed significantly for reasons other than those caused by Tax Reform and intends to continue to reinvest its foreign undistributed earnings to expand its international footprint. Accordingly, the Company did not provide any taxes other than the Transition Tax on such earnings as of January 31, 2018.
NOTE 9 – Recent Accounting Pronouncements
Pending
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for stock-based payment arrangements and provides guidance on the types of changes to the terms or conditions of stock-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company’s adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated results of operations and financial position.
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
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The Company is pursuing its claim for damages, and defending against KPIT’s claim for damages. The Company and KPIT filed competing motions for summary judgment in January 2017. The Court issued its ruling on the motions on September 25, 2017. The Company's claims remaining in the case after the ruling include fraud, fraudulent inducement, breach of contract, professional negligence, trade secret misappropriation, unfair competition, unjust enrichment, and computer hacking. KPIT’s claims are now limited to breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The case has been set for a jury trial in the Sacramento, California federal court in April 2018.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the Company and the DOR have engaged in discovery, which is expected to be completed in fiscal 2018.
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

During the six months ended January 31, 2018, the purchase price allocations for NPA and the acquisition of the assets of an excavation company were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2017, goodwill decreased $1.3 million, primarily related to a $1.2 million increase in intangible assets and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the six months ended January 31, 2018.

The NPA acquisition was undertaken because of its attractiveness as an investment as well as its strategic fit with the Company, and the acquisition of certain excavation assets was undertaken to enhance the Company’s land development capabilities. These acquisitions have been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company’s consolidated financial statements. Goodwill arose because the purchase price of each acquisition reflected a number of factors, including their future earnings and cash flow potential; the comparable multiples of earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the complementary tactical development capability and cost control over the development of the Company’s yard locations; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and is not amortized for financial reporting purposes.

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
The following tables present financial information by segment:

	Three Months Ended January 31, 2018			Three Months Ended January 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$385,135	$73,971	$459,106	$286,911	$62,621	$349,532
Yard operations	189,378	27,806	217,184	146,195	22,886	169,081
Cost of vehicle sales	28,794	21,519	50,313	14,473	19,213	33,686
General and administrative	33,953	6,709	40,662	32,651	5,234	37,885
Operating income	133,010	17,937	150,947	93,592	15,288	108,880
Interest (expense) income, net	(5,628)	67	(5,561)	(6,063)	303	(5,760)
Other (expense) income, net	(490)	(458)	(948)	334	(3,355)	(3,021)
Intercompany income (expense)	53,610	(53,610)	—	2,947	(2,947)	—
Income before income taxes	180,502	(36,064)	144,438	90,810	9,289	100,099
Income tax expense (benefit)	37,677	3,460	41,137	31,677	2,356	34,033
Net income	$142,825	$(39,524)	$103,301	$59,133	$6,933	$66,066

Depreciation and amortization	$14,054	$3,817	$17,871	$12,667	$2,548	$15,215
Capital expenditures, including acquisitions	56,804	12,617	69,421	51,541	2,662	54,203

	Six Months Ended January 31, 2018			Six Months Ended January 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$736,240	$142,034	$878,274	$571,973	$123,550	$695,523
Yard operations	382,211	52,580	434,791	292,548	44,144	336,692
Cost of vehicle sales	47,554	41,056	88,610	28,722	38,051	66,773
General and administrative	67,446	12,538	79,984	68,129	10,225	78,354
Operating income	239,029	35,860	274,889	182,574	31,130	213,704
Interest (expense) income, net	(11,116)	157	(10,959)	(11,924)	542	(11,382)
Other (expense) income, net	(4,601)	(763)	(5,364)	89	222	311
Intercompany income (expense)	55,914	(55,914)	—	5,655	(5,655)	—
Income before income taxes	279,226	(20,660)	258,566	176,394	26,239	202,633
Income tax expense (benefit)	71,262	6,443	77,705	(36,626)	5,913	(30,713)
Net income	$207,964	$(27,103)	$180,861	$213,020	$20,326	$233,346

Depreciation and amortization	$27,583	$6,190	$33,773	$25,053	$4,871	$29,924
Capital expenditures, including acquisitions	95,709	15,073	110,782	88,062	4,350	92,412

	January 31, 2018			July 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,659,901	$483,640	$2,143,541	$1,514,018	$468,483	$1,982,501
Goodwill	257,896	86,603	344,499	259,162	81,081	340,243

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
Overview
We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (U.S.), Canada, the United Kingdom (U.K.), the Republic of Ireland, Brazil, Germany, the United Arab Emirates (U.A.E.), Oman, Bahrain, and Spain.
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
In the U.S., Canada, the Republic of Ireland, Brazil, the U.A.E., Oman, Bahrain, Germany, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle buyers (“members”) and vehicle sellers as well as related fees for services, such as towing and storage. In the U.K., we operate both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.6 years in 2016. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.
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

Acquisitions and New Operations
As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Spain, and the Republic of Ireland with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2016 through January 31, 2018:

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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Service revenues and vehicle sales:
Service revenues	88%	89%	88%	89%
Vehicle sales	12%	11%	12%	11%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	47%	48%	50%	48%
Cost of vehicle sales	11%	10%	10%	10%
General and administrative	9%	11%	9%	11%
Total operating expenses	67%	69%	69%	69%
Operating income	33%	31%	31%	31%
Other expense	(1)%	(2)%	(2)%	(2)%
Income before income taxes	32%	29%	29%	29%
Income taxes	9%	10%	9%	(4)%
Net income	23%	19%	20%	33%
Comparison of the Three and Six Months Ended January 31, 2018 and 2017
The following table presents a comparison of service revenues for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Service revenues
United States	$355,541	$271,959	$83,582	30.7%	$686,933	$542,230	$144,703	26.7%
International	46,413	38,074	8,339	21.9%	89,146	74,881	14,265	19.1%
Total service revenues	$401,954	$310,033	$91,921	29.6%	$776,079	$617,111	$158,968	25.8%
Service Revenues. The increase in service revenues during the three months ended January 31, 2018 of $91.9 million, or 29.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $83.6 million and (ii) an increase in International of $8.3 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency and (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. Excluding the beneficial impact of $3.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Canadian dollar to U.S. dollar exchange rates, the growth in International of $5.1 million was driven primarily by increased volume and a marginal increase in revenue per car.
The increase in service revenues during the six months ended January 31, 2018 of $159.0 million, or 25.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $144.7 million and (ii) an increase in International of $14.3 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency and (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. Excluding the beneficial impact of $4.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Canadian dollar to U.S. dollar exchange rates, the growth in International of $10.1 million was driven primarily by increased volume.

The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Vehicle sales
United States	$29,594	$14,952	$14,642	97.9%	$49,307	$29,743	$19,564	65.8%
International	27,558	24,547	3,011	12.3%	52,888	48,669	4,219	8.7%
Total vehicle sales	$57,152	$39,499	$17,653	44.7%	$102,195	$78,412	$23,783	30.3%
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2018 of $17.7 million, or 44.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $14.6 million and (ii) an increase in International of $3.0 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a beneficial impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union Euro to U.S. dollar exchange rates, the growth in International of $0.7 million was primarily the result of higher average auction selling prices, partially offset by a decrease in volume.
The increase in vehicle sales for the six months ended January 31, 2018 of $23.8 million, or 30.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $19.6 million and (ii) an increase in International of $4.2 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a beneficial impact of $3.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union Euro to U.S. dollar exchange rates, the growth in International of $1.2 million was primarily the result of higher average auction selling prices, partially offset by a decrease in volume.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Yard operations expenses
United States	$189,378	$146,195	$43,183	29.5%	$382,211	$292,548	$89,663	30.6%
International	27,806	22,886	4,920	21.5%	52,580	44,144	8,436	19.1%
Total yard operations expenses	$217,184	$169,081	$48,103	28.4%	$434,791	$336,692	$98,099	29.1%

Yard operations expenses, excluding depreciation and amortization
United States	$180,899	$138,390	$42,509	30.7%	$365,141	$277,186	$87,955	31.7%
International	24,392	20,974	3,418	16.3%	47,221	40,341	6,880	17.1%

Yard depreciation and amortization
United States	$8,479	$7,806	$673	8.6%	$17,070	$15,362	$1,708	11.1%
International	3,414	1,911	1,503	78.6%	5,359	3,803	1,556	40.9%
Yard Operations Expenses. The increase in yard operations expense for the three months ended January 31, 2018 of $48.1 million, or 28.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $43.2 million, primarily from growth in volume and an increase in the cost to process each car; and (ii) an increase in International of $4.9 million, primarily from a marginal increase in the cost to process each car, growth in volume, and the detrimental impact of $1.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. The increase in the cost to process each car in the U.S. was primarily driven by abnormal costs of $26.6 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees to the affected region; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new yard and excavation equipment placed into service in the U.S. and International locations.

The increase in yard operations expense for the six months ended January 31, 2018 of $98.1 million, or 29.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $89.7 million, primarily from an increase in the cost to process each car and growth in volume; and (ii) an increase in International of $8.4 million, primarily from a marginal increase in the cost to process each car, growth in volume, and the detrimental impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. The increase in the cost to process each car in the U.S. was primarily driven by abnormal costs of $62.4 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees to the affected region; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new yard and excavation equipment placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Cost of vehicle sales
United States	$28,794	$14,473	$14,321	98.9%	$47,554	$28,722	$18,832	65.6%
International	21,519	19,213	2,306	12.0%	41,056	38,051	3,005	7.9%
Total cost of vehicle sales	$50,313	$33,686	$16,627	49.4%	$88,610	$66,773	$21,837	32.7%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2018 of $16.6 million, or 49.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $14.3 million and (ii) an increase in International of $2.3 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold. Excluding the detrimental impact of $1.8 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union Euro to U.S. dollar exchange rates, the increase in International of $0.5 million was primarily the result of higher average purchase prices, partially offset by a decrease in volume.
The increase in cost of vehicle sales for the six months ended January 31, 2018 of $21.8 million, or 32.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $18.8 million and (ii) an increase in International of $3.0 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold. Excluding the detrimental impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union Euro to U.S. dollar exchange rates, the increase in International of $0.2 million was primarily the result of higher average purchase prices, partially offset by a decrease in volume.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
General and administrative expenses
United States	$33,953	$32,651	$1,302	4.0%	$67,446	$68,129	$(683)	(1.0)%
International	6,709	5,234	1,475	28.2%	12,538	10,225	2,313	22.6%
Total general and administrative expenses	$40,662	$37,885	$2,777	7.3%	$79,984	$78,354	$1,630	2.1%

General and administrative expenses, excluding depreciation and amortization
United States	$28,378	$27,790	$588	2.1%	$56,933	$58,439	$(1,506)	(2.6)%
International	6,306	4,597	1,709	37.2%	11,707	9,156	2,551	27.9%

General and administrative depreciation and amortization
United States	$5,575	$4,861	$714	14.7%	$10,513	$9,690	$823	8.5%
International	403	637	(234)	(36.7)%	831	1,069	(238)	(22.3)%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2018 of $2.8 million, or 7.3%, as compared to the same period last year resulted from (i) an increase in International of $1.5 million and (ii) an increase in the U.S. of $1.3 million. Excluding depreciation and amortization, the increase in International of $1.7 million resulted primarily from growth in professional services and labor costs associated with international expansion, and the increase in the U.S. of $0.6 million resulted primarily a result of the acquisition of Cycle Express, LLC, partially offset by decreases in professional services expenses and charges related to sales tax and franchise tax adjustments. The increase in depreciation and amortization expenses for the three months ended January 31, 2018 as compared to the same period last year resulted primarily from amortizing intangible assets from the Cycle Express, LLC acquisition, partially offset by certain technology assets becoming fully amortized in the U.S.
The increase in general and administrative expenses for the six months ended January 31, 2018 of $1.6 million, or 2.1%, as compared to the same period last year resulted from (i) an increase in International of $2.3 million, partially offset by (ii) a decrease in the U.S. of $0.7 million. Excluding depreciation and amortization, the increase in International of $2.6 million resulted primarily from growth in professional services and labor costs associated with international expansion, and the decrease in the U.S. of $1.5 million resulted primarily from a decrease in payroll taxes from the exercise of employee stock options, partially offset by increases due to the acquisition of Cycle Express, LLC. The increase in depreciation and amortization expenses for the six months ended January 31, 2018 as compared to the same period last year resulted primarily from amortizing intangible assets from the Cycle Express, LLC acquisition, partially offset by certain technology assets becoming fully amortized in the U.S.
The following table summarizes total other expenses and income taxes for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Total other expenses	(6,509)	(8,781)	2,272	25.9%	(16,323)	(11,071)	(5,252)	(47.4)%
Income taxes	41,137	34,033	7,104	20.9%	77,705	(30,713)	108,418	353.0%
Other Expenses. The decrease in total other expenses for the three months ended January 31, 2018 of $2.3 million as compared to the same period last year was primarily due to a decrease in currency losses, primarily due to the change in the British pound to U.S. dollar exchange rate.
The increase in total other expenses for the six months ended January 31, 2018 of $5.3 million as compared to the same period last year was primarily due to an increase in currency losses, primarily due to the change in the British pound to U.S. dollar exchange rate, and losses on the disposal of certain non-operating assets.
Income Taxes. Our effective income tax rates were 28.5% and 34.0% for the three months ended January 31, 2018 and 2017, respectively, and 30.1%, and (15.2)% for the six months ended January 31, 2018 and 2017, respectively. The tax rates in the prior year were impacted primarily from the result of recognizing excess tax benefits from the exercise of employee stock options of $2.6 million and $1.3 million for the three months ended January 31, 2018 and 2017, respectively, and $6.4 million and $102.7 million for the six months ended January 31, 2018 and 2017, respectively. The current quarter effective tax rate was computed based on the reduced blended U.S. federal corporate tax rate of 26.9% for the fiscal year ending July 31, 2018, and included the effects of the Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”). See Note 8 – Income Taxes for a detailed discussion of the Tax Act.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2018 and July 31, 2017 and for the six months ended January 31, 2018 and 2017, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2018	July 31, 2017	Change	% Change
Cash and cash equivalents	$195,300	$210,100	$(14,800)	(7.0)%
Working capital	291,428	285,108	6,320	2.2%

	Six Months Ended January 31,
(In thousands)	2018	2017	Change	% Change
Operating cash flows	$186,393	$155,528	$30,865	19.8%
Investing cash flows	(107,970)	(93,076)	(14,894)	(16.0)%
Financing cash flows	(101,032)	(40,349)	(60,683)	(150.4)%

Capital expenditures, including acquisitions	$(110,782)	$(92,412)	$(18,370)	(19.9)%
Net (repayments) proceeds on revolving loan facility	(120,300)	72,000	(192,300)	(267.1)%
Cash and cash equivalents decreased and working capital increased at January 31, 2018 as compared to July 31, 2017 primarily due to cash generated from operations and proceeds from the exercise of stock options, partially offset by capital expenditures and net repayments on our Revolving Loan Facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of January 31, 2018, $148.5 million of the $195.3 million of cash and cash equivalents was held by our foreign subsidiaries. Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”) on December 22, 2017, if these funds were needed for our operations in the U.S., we would have been required to accrue and pay U.S. taxes to repatriate these funds. However, the Tax Act imposed a one-time deemed repatriation transition tax on the undistributed and previously untaxed portion of those funds. As such, a portion of these funds are available to be repatriated into the U.S. without further accrual or payment of U.S. taxes, if these funds were needed for operations in the U.S. Our current plans do not require repatriation to fund our U.S. operations. See Notes to Unaudited Consolidated Financial Statements, Note 8 – Income Taxes for further discussion regarding U.S. tax reform and its corresponding impact on foreign cash repatriation.
Net cash provided by operating activities increased for the six months ended January 31, 2018 as compared to the same period in 2017 due to improved cash operating results from an increase in service revenues and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $67.3 million related to excess tax benefits from stock option exercises; an increase in accounts payable and accrued liabilities of $43.5 million; partially offset by a decrease in accounts receivable of $11.4 million and a decrease in inventory and vehicle pooling costs of $4.1 million.
Net cash used in investing activities increased for the six months ended January 31, 2018 as compared to the same period in 2017 due primarily to increased capital expenditures, partially offset by an increase in proceeds from the sale of property and equipment. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the six months ended January 31, 2018 as compared to the same period in 2017 due primarily to repayments on our Revolving Loan Facility and a decrease in proceeds from the exercise of stock options, partially offset by a decrease in payments for employee stock-based tax withholdings. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement”, “Note Purchase Agreement”, and Stock Repurchases.
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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2018 on our Revolving Loan Facility was the one month LIBOR rate of 1.56% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2018, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $110.7 million and $231.0 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2018 and July 31, 2017, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2018, the consolidated total net leverage ratio was 0.56:1. Minimum liquidity as of January 31, 2018 was $906.6 million. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2018.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2018, the consolidated total net leverage ratio was 0.56:1. Minimum liquidity as of January 31, 2018 was $906.6 million. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2018.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2018 or 2017. As of January 31, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
In fiscal 2017 and fiscal 2018, certain executive officers, members of the Company’s Board of Directors and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. We remitted $134.6 million for the six months ended January 31, 2017 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2017—Q1	18,000,000	$7.70	5,408,972	5,255,322	7,335,706	$25.62	$134,615
FY 2018—Q2	80,000	6.54	11,996	—	68,004	43.60	—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC on September 27, 2017.
Off-Balance Sheet Arrangements
As of January 31, 2018, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. We are pursuing our claim for damages, and defending against KPIT’s claim for damages. We and KPIT filed competing motions for summary judgment in January 2017. The Court issued its ruling on the motions on September 25, 2017. Our claims remaining in the case after the ruling include fraud, fraudulent inducement, breach of contract, professional negligence, trade secret misappropriation, unfair competition, unjust enrichment, and computer hacking. KPIT’s claims are now limited to breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief. The case has been set for a jury trial in the Sacramento, California federal court in April 2018.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, we and the DOR have engaged in discovery, which is expected to be completed in fiscal 2018.

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
No single customer accounted for more than 10% of our consolidated revenue during the six months ended January 31, 2018. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside the U.S. into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, and expansion into the Republic of Ireland and India in fiscal 2016. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards, operations, and shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, we recently decided to suspend salvage operations in India until the Indian market develops in a manner better suited to our business model.
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
During fiscal 2014, we terminated a contract with KPIT (formerly known as Sparta Consulting, Inc.), whereby KPIT was engaged to design and implement an SAP-based replacement for our existing business operating software that, among other things, would address our international expansion needs. Following a review of KPIT’s work performed to date, and an assessment of the cost to complete, deployment risk, and other factors, we ceased development of KPIT’s software and internally developed a proprietary solution in its place. The ongoing design, development, and implementation of our enterprise operating systems carry certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our Internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our new internally developed proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our new internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2016, we opened new facilities in Castledermot, Republic of Ireland; Algete, Spain; and six new facilities in the U.S. In fiscal 2017, we opened a new facility in Bad Fallingbostel, Germany, a new facility in Betim, Minas Gerais, Brazil, nine new facilities in the U.S. and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. In fiscal 2018, we opened new facilities in Andrews, Texas and Exeter, Rhode Island. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
We rely primarily upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in the U.S., Canada, Brazil, U.A.E., Oman, Bahrain, Germany, the Republic of Ireland, and Spain. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.9% of our common stock as of January 31, 2018. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of January 31, 2018, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $344.5 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2017, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance, could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of January 31, 2018, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
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
The Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a repeal of the exceptions to the $1.0 million deduction limitation for performance-based compensation to covered employees, and a new tax regime for foreign earnings. The repeal of the $1.0 million deduction limit for performance-based compensation, the new U.S. taxes on accumulated and future foreign earnings and other adverse changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and our future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”). Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress or WTO, they could adversely impact our consolidated results of operations and financial position. Income tax expense on accumulated foreign earnings recorded as a result of the Tax Act is a provisional amount and reflects our current best estimate, which may be adjusted over the course of the next year and could adversely affect our consolidated results of operations and financial position.

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
and Accounting Officer and duly Authorized Officer)
Date: February 27, 2018