Form 10-Q
period 2018-04-30
COPART INC
filed 2018-05-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 24, 2018, 232,278,137 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2018

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$204,275	$210,100
Accounts receivable, net	356,125	311,846
Vehicle pooling costs	35,489	31,118
Inventories	17,034	10,163
Income taxes receivable	1,363	6,418
Prepaid expenses and other assets	16,616	17,616
Total current assets	630,902	587,261
Property and equipment, net	1,087,910	944,056
Intangibles, net	69,382	75,938
Goodwill	342,459	340,243
Deferred income taxes	1,239	1,287
Other assets	33,301	33,716
Total assets	$2,165,193	$1,982,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$245,473	$208,415
Deferred revenue	5,906	5,019
Income taxes payable	18,048	6,472
Deferred income taxes	—	92
Current portion of revolving loan facility and capital lease obligations	1,151	82,155
Total current liabilities	270,578	302,153
Deferred income taxes	3,927	3,192
Income taxes payable	27,303	24,573
Long-term debt, revolving loan facility and capital lease obligations, net of discount	398,914	550,883
Other liabilities	3,659	3,100
Total liabilities	704,381	883,901
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 232,255,380 and 230,488,296 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	497,010	453,349
Accumulated other comprehensive loss	(90,412)	(100,676)
Retained earnings	1,053,510	745,370
Noncontrolling interest	681	534
Total stockholders’ equity	1,460,812	1,098,600
Total liabilities and stockholders’ equity	$2,165,193	$1,982,501

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Service revenues and vehicle sales:
Service revenues	$410,762	$332,346	$1,186,841	$949,457
Vehicle sales	67,436	41,516	169,631	119,928
Total service revenues and vehicle sales	478,198	373,862	1,356,472	1,069,385
Operating expenses:
Yard operations	201,592	166,572	636,383	503,264
Cost of vehicle sales	57,538	34,785	146,148	101,558
General and administrative	44,449	35,717	124,433	114,071
Total operating expenses	303,579	237,074	906,964	718,893
Operating income	174,619	136,788	449,508	350,492

Other (expense) income:
Interest expense	(4,416)	(5,869)	(15,769)	(17,972)
Interest income	282	363	676	1,084
Other income (expense), net	731	(194)	(4,633)	117
Total other expenses	(3,403)	(5,700)	(19,726)	(16,771)
Income before income taxes	171,216	131,088	429,782	333,721
Income tax expense	43,811	40,542	121,516	9,829
Net income	127,405	90,546	308,266	323,892
Net income attributable to noncontrolling interest	57	—	147	—
Net income attributable to Copart, Inc.	$127,348	$90,546	$308,119	$323,892

Basic net income per common share	$0.55	$0.39	$1.33	$1.42
Weighted average common shares outstanding	232,010	229,920	231,387	228,146

Diluted net income per common share	$0.52	$0.38	$1.28	$1.37
Diluted weighted average common shares outstanding	242,960	237,135	241,030	236,808
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2018	2017	2018	2017
Comprehensive income, net of tax:
Net income	$127,405	$90,546	$308,266	$323,892
Other comprehensive income:
Foreign currency translation adjustments	(11,499)	5,281	10,264	(5,074)
Comprehensive income	115,906	95,827	318,530	318,818
Comprehensive income attributable to noncontrolling interest	57	—	147	—
Comprehensive income attributable to Copart, Inc.	$115,849	$95,827	$318,383	$318,818

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$308,266	$323,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	50,678	43,951
Allowance for doubtful accounts	1,096	(542)
Equity in losses of unconsolidated affiliates	679	584
Stock-based payment compensation	17,239	15,613
Loss (gain) on sale of property and equipment	4,044	(125)
Deferred income taxes	(17)	21,791
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43,361)	(35,668)
Vehicle pooling costs	(1,590)	(3,289)
Inventories	(6,700)	1,027
Prepaid expenses and other current assets	(371)	1,440
Other assets	(413)	(1,185)
Accounts payable and accrued liabilities	27,981	1,140
Deferred revenue	849	1,532
Income taxes receivable	5,043	(23,909)
Income taxes payable	14,025	2,619
Other liabilities	(251)	(1,044)
Net cash provided by operating activities	377,197	347,827
Cash flows from investing activities:
Purchases of property and equipment	(179,695)	(124,710)
Proceeds from sale of property and equipment	3,368	554
Purchase of assets in connection with acquisitions	(8,787)	(10,000)
Investment in unconsolidated affiliate	—	(3,566)
Net cash used in investing activities	(185,114)	(137,722)
Cash flows from financing activities:
Proceeds from the exercise of stock options	23,816	30,171
Proceeds from the issuance of Employee Stock Purchase Plan shares	2,723	1,908
Payments for employee stock-based tax withholdings	(3)	(134,638)
Net repayments on revolving loan facility	(231,000)	(73,000)
Distributions to noncontrolling interest	(55)	—
Net cash used in financing activities	(204,519)	(175,559)
Effect of foreign currency translation	6,611	(774)
Net (decrease) increase in cash and cash equivalents	(5,825)	33,772
Cash and cash equivalents at beginning of period	210,100	155,849
Cash and cash equivalents at end of period	$204,275	$189,621
Supplemental disclosure of cash flow information:
Interest paid	$15,406	$17,681
Income taxes paid, net of refunds	$102,762	$9,452
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2018
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the Internet through the Company’s Virtual Bidding Third Generation (VB3) Internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, the Republic of Ireland, Brazil, the United Arab Emirates (U.A.E.), Oman, Bahrain, Germany, Finland, and Spain, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.), the Company operates both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance company and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from sales listing fees for listing vehicles on behalf of insurance companies.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of April 30, 2018 and July 31, 2017, its consolidated statements of income and comprehensive income for the three and nine months ended April 30, 2018 and 2017, and its cash flows for the nine months ended April 30, 2018 and 2017. Interim results for the three and nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2018. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Certain prior year amounts have been reclassified to conform to current year presentation.
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
In August 2017, Hurricane Harvey hit the Texas Gulf Coast. As a result of the extensive flooding that it caused, the Company expended $68.6 million in additional costs for the nine months ended April 30, 2018, for (i) temporary storage facilities, (ii) premiums for subhaulers, (iii) labor costs incurred for overtime, (iv) travel and lodging due to the reassignment of employees to the affected region, and (v) equipment lease expenses to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, were expensed as incurred and not included in vehicle pooling costs. As of April 30, 2018, substantially all of the incremental salvage vehicles received as a result of Hurricane Harvey have been sold.
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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Gain on foreign currency translation	8,518
Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Gain on foreign currency translation	10,264
Cumulative loss on foreign currency translation as of April 30, 2018	$(90,412)
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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of April 30, 2018 and July 31, 2017, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 2 – Long-Term Debt, and Note 4 – Fair Value Measures.
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
Total gross capitalized software as of April 30, 2018 and July 31, 2017 was $27.9 million and $38.5 million, respectively. Accumulated amortization expense related to software as of April 30, 2018 and July 31, 2017 totaled $14.7 million and $25.7 million, respectively. During the nine months ended April 30, 2018, the Company retired fully amortized capitalized software of $15.5 million, which were no longer being utilized.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2018 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 1.88% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2018, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had zero and $231.0 million of outstanding borrowings under the Revolving Loan Facility as of April 30, 2018 and July 31, 2017, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2018, the consolidated total net leverage ratio was 0.33:1. Minimum liquidity as of April 30, 2018 was $1.0 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2018.

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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2018, the consolidated total net leverage ratio was 0.33:1. Minimum liquidity as of April 30, 2018 was $1.0 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2018.
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

NOTE 3 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2018	July 31, 2017
Amortized intangibles:
Covenants not to compete	$1,679	$1,702
Supply contracts & customer relationships	76,162	75,462
Trade name	24,257	23,859
Licenses and databases	9,458	5,385
Accumulated amortization	(42,174)	(30,470)
Net intangibles	$69,382	$75,938
Aggregate amortization expense on amortizable intangible assets was $3.6 million and $1.4 million for the three months ended April 30, 2018 and 2017, respectively, and $10.9 million and $4.0 million for the nine months ended April 30, 2018 and 2017, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2017	$340,243
Goodwill adjustments and acquisitions during the period	(377)
Effect of foreign currency exchange rates	2,593
Balance as of April 30, 2018	$342,459
NOTE 4 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	April 30, 2018		July 31, 2017
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$7,765	$7,765	$3,498	$3,498
Total Assets	$7,765	$7,765	$3,498	$3,498
Liabilities
Long-term fixed rate debt, including current portion	$380,823	$380,823	$400,908	$400,908
Revolving loan facility	—	—	231,000	231,000
Total Liabilities	$380,823	$380,823	$631,908	$631,908

During the nine months ended April 30, 2018, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 2 – Long-Term Debt.
NOTE 5 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2018	2017	2018	2017
Weighted average common shares outstanding	232,010	229,920	231,387	228,146
Effect of dilutive securities - stock options	10,950	7,215	9,643	8,662
Weighted average common and dilutive potential common shares outstanding	242,960	237,135	241,030	236,808

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 275,000 and 894,782 shares underlying outstanding stock options for the three months ended April 30, 2018 and 2017, respectively, and 4,753,004 and 2,169,026 for the nine months ended April 30, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.
NOTE 6 – Stock-based Payment Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2018:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2017	18,774	$17.14	6.48	$269,449
Grants of options	2,383	36.78
Exercises	(1,623)	15.00
Forfeitures or expirations	(147)	20.92
Outstanding as of April 30, 2018	19,387	$19.70	6.24	$608,338
Exercisable as of April 30, 2018	13,095	$16.79	5.52	$449,020
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 19,387,379 at April 30, 2018.
The table below sets forth the stock-based payment compensation recognized by the Company:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2018	2017	2018	2017
General and administrative	$4,883	$4,180	$14,327	$13,176
Yard operations	1,058	828	2,912	2,437
Total stock-based payment compensation	$5,941	$5,008	$17,239	$15,613
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service by Mr. Adair and Mr. Mitz on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $5.4 million and $5.6 million in compensation expenses for these grants in the nine months ended April 30, 2018 and 2017, respectively.

NOTE 7 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2018 or 2017. As of April 30, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
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
As of April 30, 2018, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $27.3 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
The Company’s effective income tax rates were 25.6% and 30.9% for the three months ended April 30, 2018 and 2017, respectively, and 28.3% and 2.9% for the nine months ended April 30, 2018 and 2017, respectively. The tax rates in the prior year were impacted primarily from the result of recognizing excess tax benefits from the exercise of employee stock options of $3.1 million and $4.0 million for the three months ended April 30, 2018 and 2017, respectively, and $9.4 million and $106.7 million for the nine months ended April 30, 2018 and 2017, respectively. The effective tax rate for the three months ended April 30, 2018 was computed based on a reduced blended U.S. federal corporate tax rate of 26.9% for the fiscal year ending July 31, 2018, and included the effects of the Tax Cuts and Jobs Act.
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
The Company recognized a provisional net tax of $10.6 million during the three months ended January 31, 2018 for the Transition Tax and and the re-measurement of deferred taxes, which was included as a component of the income tax provision on the Company’s consolidated statements of income. During the three months ended April 30, 2018, the Company increased its estimate of the tax effect of the Tax Act to a net $11.0 million. The increase was primarily attributed to the re-measurement of the deferred taxes at the beginning of the current fiscal year.
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
As part of Tax Reform, the Company incurred U.S. tax on substantially all of the earnings of its foreign subsidiaries as part of the Transition Tax. This tax increased the Company’s previously taxed earnings and will allow for the repatriation of the majority of its foreign earnings without any U.S. federal tax. However, any repatriation of its foreign earnings could still have substantial impacts on withholding taxes, state taxes or other income taxes that might be incurred from the potential reversal of the Company’s overall outside basis difference. Accordingly, the Company is reevaluating its previous investment assertions regarding the excess of the amount for financial reporting over the tax basis as a result of Tax Reform. During the nine months ended April 30, 2018, the Company repatriated $93.9 million of earnings that will be considered previously taxed, from the U.K. to the U.S. and concluded that there were no material additional taxes incurred. As part of its provisional estimate under SAB 118, the Company has not finalized any additional plans to repatriate previously taxed earnings, but may choose to repatriate additional previously taxed earnings, to the extent of its international operations’ cash capacities, in the future. However, the Company’s cash flow needs in the U.S. have not changed significantly for reasons other than those caused by the Tax Act and intends to continue to reinvest its foreign undistributed earnings to expand its international footprint. Accordingly, the Company did not provide any taxes other than the Transition Tax on such earnings as of April 30, 2018.
NOTE 9 – Recent Accounting Pronouncements
Pending
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The adoption of ASU 2018-02 will result in a reclassification from AOCI to retained earnings and will have no impact on the Company’s consolidated results of operations, financial position or cash flows.
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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset, other than inventory. This ASU is effective for annual and interim periods within those annual periods beginning after December 15, 2017, and is required to be adopted using a modified retrospective approach; however early adoption is permitted. The Company is continuing its assessment of the impact of ASU 2016-16 may have on the Company’s consolidated results of operations and financial position.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company’s adoption of ASU 2016-15 will not have a material impact on the Company’s consolidated results of operations and financial position.
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
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company seeks compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The case was tried in April and May 2018. On May 22, 2018, the jury returned a verdict for the Company on its fraud claim against KPIT for $4.7 million, and on its professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against the Company for $4.9 million. Post-trial proceedings are expected in this lawsuit.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the Company and the DOR have completed discovery, and the DOR filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. The Company is opposing the DOR’s motion.

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

NOTE 11 – Acquisitions
During the nine months ended April 30, 2018, the Company acquired 100% of the voting stock of Autovahinkokeskus Oy (“AVK”), a salvage auto auction company based in Finland. AVK currently operates facilities in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. The aggregate purchase price of this acquisition totaled $8.9 million, net of cash acquired.
The purchase price allocation for AVK is not final for accounts receivable, property and equipment, intangible assets and deferred taxes on acquired intangible assets, and other liabilities, pending the final valuation by the Company. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated financial position and results of operations.
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
During the nine months ended April 30, 2018, the purchase price allocations for NPA and the acquisition of the assets of an excavation company were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2017, goodwill decreased $1.3 million, primarily related to a $1.2 million increase in intangible assets and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There was one acquisition during the nine months ended April 30, 2018.
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
The following tables present financial information by segment:

	Three Months Ended April 30, 2018			Three Months Ended April 30, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$385,281	$92,917	$478,198	$307,120	$66,742	$373,862
Yard operations	170,637	30,955	201,592	142,631	23,941	166,572
Cost of vehicle sales	27,456	30,082	57,538	15,009	19,776	34,785
General and administrative	36,300	8,149	44,449	30,363	5,354	35,717
Operating income	150,888	23,731	174,619	119,117	17,671	136,788
Interest (expense) income, net	(4,765)	631	(4,134)	(5,766)	260	(5,506)
Other (expense) income, net	(52)	783	731	(399)	205	(194)
Intercompany income (expense)	44,463	(44,463)	—	2,717	(2,717)	—
Income before income taxes	190,534	(19,318)	171,216	115,669	15,419	131,088
Income tax expense	39,366	4,445	43,811	37,691	2,851	40,542
Net income (loss)	$151,168	$(23,763)	$127,405	$77,978	$12,568	$90,546

Depreciation and amortization	$14,189	$2,384	$16,573	$10,904	$2,304	$13,208
Capital expenditures, including acquisitions	57,028	20,672	77,700	40,872	1,426	42,298

	Nine Months Ended April 30, 2018			Nine Months Ended April 30, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total service revenues and vehicle sales	$1,121,521	$234,951	$1,356,472	$879,093	$190,292	$1,069,385
Yard operations	552,848	83,535	636,383	435,179	68,085	503,264
Cost of vehicle sales	75,010	71,138	146,148	43,731	57,827	101,558
General and administrative	103,746	20,687	124,433	98,492	15,579	114,071
Operating income	389,917	59,591	449,508	301,691	48,801	350,492
Interest (expense) income, net	(15,881)	788	(15,093)	(17,690)	802	(16,888)
Other (expense) income, net	(4,653)	20	(4,633)	(310)	427	117
Intercompany income (expense)	100,377	(100,377)	—	8,372	(8,372)	—
Income before income taxes	469,760	(39,978)	429,782	292,063	41,658	333,721
Income tax expense	110,628	10,888	121,516	1,065	8,764	9,829
Net income (loss)	$359,132	$(50,866)	$308,266	$290,998	$32,894	$323,892

Depreciation and amortization	$41,772	$8,574	$50,346	$35,957	$7,175	$43,132
Capital expenditures, including acquisitions	152,737	35,745	188,482	128,934	5,776	134,710

	April 30, 2018			July 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,702,637	$462,556	$2,165,193	$1,514,018	$468,483	$1,982,501
Goodwill	257,896	84,563	342,459	259,162	81,081	340,243

NOTE 13 – Subsequent Events
On May 22, 2018, the United States District Court for the Eastern District of California returned a jury verdict for the Company on its fraud claim against KPIT for $4.7 million, and on its professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against the Company for $4.9 million. Post-trial proceedings are expected in this lawsuit. The award represents a gain contingency and will not be recognized in the Company’s financial statements until realized. See Note 10 – Legal Proceedings for further details.
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
Overview
We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (U.S.), Canada, the United Kingdom (U.K.), the Republic of Ireland, Brazil, Germany, Finland, the United Arab Emirates (U.A.E.), Oman, Bahrain, and Spain.
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
In the U.S., Canada, the Republic of Ireland, Brazil, the U.A.E., Oman, Bahrain, Germany, Finland, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle buyers (“members”) and vehicle sellers as well as related fees for services, such as towing and storage. In the U.K., we operate both as an agent and on a principal basis, purchasing the salvage vehicles outright from the insurance companies and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from sales listing fees for listing vehicles on behalf of many insurance companies.
We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:
Service and Vehicle Sales Revenue: Our revenue consists of sales transaction fees charged to vehicle sellers and vehicle buyers, transportation revenue, purchased vehicle revenue, and other remarketing services. Revenues from sellers are generally generated either on a fixed fee contract basis, where our fees are fixed based on the sale of each vehicle regardless of the selling price of the vehicle or under our Percentage Incentive Program, which we refer to as PIP, where our fees are generally based on a predetermined percentage of the vehicle sales price. Under the consignment or fixed fee program, we generally charge an additional fee for title processing and special preparation. We may also charge additional fees for the cost of transporting the vehicle to our facility, storage of the vehicle, and other incidental costs not included in the consignment fee. Under the consignment program, only the fees associated with vehicle processing are recorded in revenue, not the actual sales price (gross proceeds). Sales transaction fees also include fees charged to vehicle buyers for purchasing vehicles, storage, loading, and annual registration. Transportation revenue includes charges to sellers for towing vehicles under certain contracts and towing charges assessed to buyers for delivering vehicles. Purchased vehicle revenue includes the gross sales price of the vehicles which we have purchased or are otherwise considered to own, and is primarily generated in the U.K. We have certain contracts with insurance companies in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.
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

Acquisitions and New Operations
As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the U.A.E., Oman, Bahrain, Germany, Finland, Spain, and the Republic of Ireland with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.
The following table sets forth facilities that we have acquired or opened and began operations from August 1, 2016 through April 30, 2018:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Sun Valley, California (Los Angeles)	Greenfield	November 2016	United States
Casper, Wyoming	Greenfield	January 2017	United States
Littleton, Colorado (Denver)	Greenfield	January 2017	United States
Apopka, Florida (Orlando)	Greenfield	January 2017	United States
Alorton, Illinois (St. Louis)	Greenfield	February 2017	United States
Okeechobee, Florida	Greenfield	March 2017	United States
Ogden, Utah (Salt Lake City)	Greenfield	March 2017	United States
Wilmington, California (Long Beach)	Greenfield	March 2017	United States
Cycle Express, LLC (1)	Acquisition	June 2017	United States
Andrews, Texas (Midland)	Greenfield	August 2017	United States
Exeter, Rhode Island	Greenfield	October 2017	United States
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
Nobitz, Germany (Leipzig)	Greenfield	April 2018	Germany
Newbury, United Kingdom	Greenfield	September 2016	United Kingdom
Belfast, Northern Ireland	Greenfield	April 2018	United Kingdom
Betim, Minas Gerais	Greenfield	April 2017	Brazil
Espoo, Finland	Acquisition	March 2018	Finland
Pirkkala, Finland	Acquisition	March 2018	Finland
Oulu, Finland	Acquisition	March 2018	Finland
Turku, Finland	Acquisition	March 2018	Finland

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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Service revenues and vehicle sales:
Service revenues	86%	89%	87%	89%
Vehicle sales	14%	11%	13%	11%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	42%	45%	47%	47%
Cost of vehicle sales	12%	9%	11%	9%
General and administrative	9%	10%	9%	11%
Total operating expenses	63%	64%	67%	67%
Operating income	37%	36%	33%	33%
Other expense	(1)%	(1)%	(1)%	(2)%
Income before income taxes	36%	35%	32%	31%
Income taxes	9%	11%	9%	1%
Net income	27%	24%	23%	30%
Comparison of the Three and Nine Months Ended April 30, 2018 and 2017
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Service revenues
United States	$356,252	$291,280	$64,972	22.3%	$1,043,185	$833,510	$209,675	25.2%
International	54,510	41,066	13,444	32.7%	143,656	115,947	27,709	23.9%
Total service revenues	$410,762	$332,346	$78,416	23.6%	$1,186,841	$949,457	$237,384	25.0%
Service Revenues. The increase in service revenues during the three months ended April 30, 2018 of $78.4 million, or 23.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $65.0 million and (ii) an increase in International of $13.4 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the beneficial impact of $4.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $8.9 million was driven primarily by increased volume and a marginal increase in revenue per car.
The increase in service revenues during the nine months ended April 30, 2018 of $237.4 million, or 25.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $209.7 million and (ii) an increase in International of $27.7 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency and (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. Excluding the beneficial impact of $8.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $19.0 million was driven primarily by increased volume.

The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Vehicle sales
United States	$29,029	$15,840	$13,189	83.3%	$78,336	$45,583	$32,753	71.9%
International	38,407	25,676	12,731	49.6%	91,295	74,345	16,950	22.8%
Total vehicle sales	$67,436	$41,516	$25,920	62.4%	$169,631	$119,928	$49,703	41.4%
Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2018 of $25.9 million, or 62.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $13.2 million and (ii) an increase in International of $12.7 million. The increase in the U.S. was primarily the result of increased volume partially driven by acquisitions and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a beneficial impact of $4.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $8.6 million was primarily the result of higher average auction selling prices, partially offset by a decrease in volume.
The increase in vehicle sales for the nine months ended April 30, 2018 of $49.7 million, or 41.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $32.8 million and (ii) an increase in International of $17.0 million. The increase in the U.S. was primarily the result of increased volume partially driven by acquisitions and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a beneficial impact of $7.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $9.9 million was primarily the result of higher average auction selling prices, partially offset by a decrease in volume.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Yard operations expenses
United States	$170,637	$142,631	$28,006	19.6%	$552,848	$435,179	$117,669	27.0%
International	30,955	23,941	7,014	29.3%	83,535	68,085	15,450	22.7%
Total yard operations expenses	$201,592	$166,572	$35,020	21.0%	$636,383	$503,264	$133,119	26.5%

Yard operations expenses, excluding depreciation and amortization
United States	$161,530	$134,645	$26,885	20.0%	$526,672	$411,831	$114,841	27.9%
International	28,874	21,976	6,898	31.4%	76,094	62,317	13,777	22.1%

Yard depreciation and amortization
United States	$9,107	$7,986	$1,121	14.0%	$26,176	$23,348	$2,828	12.1%
International	2,081	1,965	116	5.9%	7,441	5,768	1,673	29.0%
Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2018 of $35.0 million, or 21.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $28.0 million, primarily from growth in volume and an increase in the cost to process each car; and (ii) an increase in International of $7.0 million, primarily from a marginal increase in the cost to process each car, growth in volume, and the detrimental impact of 2.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. The increase in the cost to process each car in the U.S. was negatively impacted by abnormal costs of $6.2 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees to the affected region; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new yard and excavation equipment placed into service in the U.S. and International locations.

The increase in yard operations expense for the nine months ended April 30, 2018 of $133.1 million, or 26.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $117.7 million, primarily from an increase in the cost to process each car and growth in volume; and (ii) an increase in International of $15.5 million, primarily from a marginal increase in the cost to process each car, growth in volume, and the detrimental impact of $5.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate. The increase in the cost to process each car in the U.S. was negatively impacted by abnormal costs of $68.6 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees to the affected region; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new yard and excavation equipment placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Cost of vehicle sales
United States	$27,456	$15,009	$12,447	82.9%	$75,010	$43,731	$31,279	71.5%
International	30,082	19,776	10,306	52.1%	71,138	57,827	13,311	23.0%
Total cost of vehicle sales	$57,538	$34,785	$22,753	65.4%	$146,148	$101,558	$44,590	43.9%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2018 of $22.8 million, or 65.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $12.4 million and (ii) an increase in International of $10.3 million. The increase in the U.S. was primarily the result of increased volume partially driven by acquisitions and higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold. Excluding the detrimental impact of $3.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $7.0 million was primarily the result of higher average purchase prices, partially offset by a decrease in volume.
The increase in cost of vehicle sales for the nine months ended April 30, 2018 of $44.6 million, or 43.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $31.3 million and (ii) an increase in International of $13.3 million. The increase in the U.S. was primarily the result of increased volume partially driven by acquisitions and higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold. Excluding the detrimental impact of $5.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $7.7 million was primarily the result of higher average purchase prices, partially offset by a decrease in volume.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
General and administrative expenses
United States	$36,300	$30,363	$5,937	19.6%	$103,746	$98,492	$5,254	5.3%
International	8,149	5,354	2,795	52.2%	20,687	15,579	5,108	32.8%
Total general and administrative expenses	$44,449	$35,717	$8,732	24.4%	$124,433	$114,071	$10,362	9.1%

General and administrative expenses, excluding depreciation and amortization
United States	$31,218	$27,444	$3,774	13.8%	$88,150	$85,883	$2,267	2.6%
International	7,846	5,016	2,830	56.4%	19,554	14,172	5,382	38.0%

General and administrative depreciation and amortization
United States	$5,082	$2,918	$2,164	74.2%	$15,596	$12,609	$2,987	23.7%
International	303	339	(36)	(10.6)%	1,133	1,407	(274)	(19.5)%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2018 of $8.7 million, or 24.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $5.9 million and (ii) an increase in International of $2.8 million. Excluding depreciation and amortization, the increase in the U.S. of $3.8 million resulted primarily a result of the acquisition of Cycle Express, LLC and litigation costs, and the increase in International of $2.8 million resulted primarily from growth in professional services and labor costs associated with international expansion. The increase in depreciation and amortization expenses for the three months ended April 30, 2018 as compared to the same period last year resulted primarily from amortizing intangible assets from the Cycle Express, LLC acquisition, partially offset by certain technology assets becoming fully amortized in the U.S.
The increase in general and administrative expenses for the nine months ended April 30, 2018 of $10.4 million, or 9.1%, as compared to the same period last year resulted from (i) an increase in International of $5.1 million, and (ii) an increase in the U.S. of $5.3 million. Excluding depreciation and amortization, the increase in International of $5.4 million resulted primarily from growth in professional services and labor costs associated with international expansion, and the increase in the U.S. of $2.3 million resulted primarily from increases due to the acquisition of Cycle Express, LLC, partially offset by a decrease in payroll taxes from the exercise of employee stock options. The increase in depreciation and amortization expenses for the nine months ended April 30, 2018 as compared to the same period last year resulted primarily from amortizing intangible assets from the Cycle Express, LLC acquisition, partially offset by certain technology assets becoming fully amortized in the U.S.
The following table summarizes total other expenses and income taxes for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Total other expenses	(3,403)	(5,700)	2,297	40.3%	(19,726)	(16,771)	(2,955)	(17.6)%
Income taxes	43,811	40,542	3,269	8.1%	121,516	9,829	111,687	1,136.3%
Other Expenses. The decrease in total other expenses for the three months ended April 30, 2018 of $2.3 million as compared to the same period last year was primarily due to a decrease in interest expense of $1.5 million as a result of the ongoing paydown of our Revolving Loan Facility.
The increase in total other expenses for the nine months ended April 30, 2018 of $3.0 million as compared to the same period last year was primarily due to an increase in currency losses, primarily due to the change in the British pound to U.S. dollar exchange rate, and losses on the disposal of certain non-operating assets, partially offset by a decrease in interest expense of $2.2 million as a result of the ongoing paydown of our Revolving Loan Facility.
Income Taxes. Our effective income tax rates were 25.6% and 30.9% for the three months ended April 30, 2018 and 2017, respectively, and 28.3%, and 2.9% for the nine months ended April 30, 2018 and 2017, respectively. The tax rates in the prior year were impacted primarily from the result of recognizing excess tax benefits from the exercise of employee stock options of $3.1 million and $4.0 million for the three months ended April 30, 2018 and 2017, respectively, and $9.4 million and $106.7 million for the nine months ended April 30, 2018 and 2017, respectively. The current quarter effective tax rate was computed based on the reduced blended U.S. federal corporate tax rate of 26.9% for the fiscal year ending July 31, 2018, and included the effects of the Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”). See Note 8 – Income Taxes for a detailed discussion of the Tax Act.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2018 and July 31, 2017 and for the nine months ended April 30, 2018 and 2017, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2018	July 31, 2017	Change	% Change
Cash and cash equivalents	$204,275	$210,100	$(5,825)	(2.8)%
Working capital	360,324	285,108	75,216	26.4%

	Nine Months Ended April 30,
(In thousands)	2018	2017	Change	% Change
Operating cash flows	$377,197	$347,827	$29,370	8.4%
Investing cash flows	(185,114)	(137,722)	(47,392)	(34.4)%
Financing cash flows	(204,519)	(175,559)	(28,960)	(16.5)%

Capital expenditures, including acquisitions	$(188,482)	$(134,710)	$(53,772)	(39.9)%
Net repayments on revolving loan facility	(231,000)	(73,000)	(158,000)	(216.4)%
Cash and cash equivalents decreased and working capital increased at April 30, 2018 as compared to July 31, 2017 primarily due to cash generated from operations and proceeds from the exercise of stock options, offset by capital expenditures and net repayments on our Revolving Loan Facility. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2018, $108.1 million of the $204.3 million of cash and cash equivalents was held by our foreign subsidiaries. Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”) on December 22, 2017, if these funds were needed for our operations in the U.S., we would have been required to accrue and pay U.S. taxes to repatriate these funds. However, the Tax Act imposed a one-time deemed repatriation transition tax on the undistributed and previously untaxed portion of those funds. As such, a portion of these funds are available to be repatriated into the U.S. without further accrual or payment of U.S. taxes, if these funds were needed for operations in the U.S. Our current plans do not require repatriation to fund our U.S. operations. See Notes to Unaudited Consolidated Financial Statements, Note 8 – Income Taxes for further discussion regarding U.S. tax reform and its corresponding impact on foreign cash repatriation.

Net cash provided by operating activities increased for the nine months ended April 30, 2018 as compared to the same period in 2017 due to improved cash operating results from an increase in service revenues and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes receivable of $28.9 million related to excess tax benefits from stock option exercises; an increase in accounts payable and accrued liabilities of $28.8 million; partially offset by a decrease in accounts receivable of $7.7 million and a decrease in inventory and vehicle pooling costs of $6.0 million.
Net cash used in investing activities increased for the nine months ended April 30, 2018 as compared to the same period in 2017 due primarily to increased capital expenditures, partially offset by an increase in proceeds from the sale of property and equipment. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the nine months ended April 30, 2018 as compared to the same period in 2017 due primarily to repayments on our Revolving Loan Facility and a decrease in proceeds from the exercise of stock options, partially offset by a decrease in payments for employee stock-based tax withholdings. See Notes to Unaudited Consolidated Financial Statements, Note 2 – Long-Term Debt and Note 7 – Stock Repurchases and under the subheadings “Credit Agreement”, “Note Purchase Agreement”, and Stock Repurchases.
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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2018 on our Revolving Loan Facility was the one month LIBOR rate of 1.88% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2018, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had zero and $231.0 million of outstanding borrowings under the Revolving Loan Facility as of April 30, 2018 and July 31, 2017, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2018, the consolidated total net leverage ratio was 0.33:1. Minimum liquidity as of April 30, 2018 was $1.0 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of April 30, 2018.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2018, the consolidated total net leverage ratio was 0.33:1. Minimum liquidity as of April 30, 2018 was $1.0 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2018.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2018 or 2017. As of April 30, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
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
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC on September 27, 2017.
Off-Balance Sheet Arrangements
As of April 30, 2018, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We seek compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arises out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT seeks compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. The case was tried in April and May 2018. On May 22, 2018, the jury returned a verdict for us on our fraud claim against KPIT for $4.7 million, and on our professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against us for $4.9 million. Post-trial proceedings are expected in this lawsuit.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, we and the DOR have completed discovery, and the DOR filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. We are opposing the DOR’s motion.

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
No single customer accounted for more than 10% of our consolidated revenue during the nine months ended April 30, 2018. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Seller arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days’ notice. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired outside the U.S. into our operations could have an adverse effect on our consolidated results of operations, financial position or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and expansion into Finland in fiscal 2018. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards, operations, and shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, we recently decided to suspend salvage operations in India until the Indian market develops in a manner better suited to our business model.
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Recent regulatory changes in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which goes into effect in the European Union (“EU”) on May 25, 2018, will apply to all of our activities conducted from an establishment in the EU and may also apply to related to products and services that we offer to EU users. Complying with the GDPR and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2016, we opened new facilities in Castledermot, Republic of Ireland; Algete, Spain; and six new facilities in the U.S. In fiscal 2017, we opened a new facility in Bad Fallingbostel, Germany, a new facility in Betim, Minas Gerais, Brazil, nine new facilities in the U.S. and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. In fiscal 2018, we opened new facilities in Andrews, Texas and Exeter, Rhode Island, a new facility in Belfast, Northern Ireland, a new facility in Nobitz, Germany, and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
We rely primarily upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in the U.S., Canada, Brazil, U.A.E., Oman, Bahrain, Germany, the Republic of Ireland, Finland, and Spain. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 16.0% of our common stock as of April 30, 2018. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman or A. Jayson Adair, our Chief Executive Officer, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of April 30, 2018, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $342.5 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2017, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance, could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of April 30, 2018, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
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
and Accounting Officer and duly Authorized Officer)
Date: May 25, 2018