Form 10-K
period 2018-07-31
COPART INC
filed 2018-10-01
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018
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

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,903,622,911 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of September 28, 2018, 233,916,190 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2018, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2018

i

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2018, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Copart®, VB2®, BID4U®, CI & Design®, DRIVE Auto Auctions™, 1-800 CAR BUYER®, CA$HFORCARS.COM®, COPART & DESIGN®, VB2 & DESIGN®, VB3 & DESIGN®, VB3® and CrashedToys.com® are trademarks of Copart, Inc. or one of its direct or indirect wholly-owned subsidiaries. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (U.A.E.), Oman, Bahrain, and Spain.

Our goals are to generate sustainable profits for our stockholders, while also producing environmental and social benefits for the world, by promoting vehicle restoration, repair, and recycling; parts refurbishment and re-use; and facilitating the recovery and resilience of communities affected by severe climate events.

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

We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S., Canada, Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle sellers and vehicle buyers, as well as related fees for services, such as towing and storage. In the U.K. and Germany, we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

Through our Virtual Bidding Third Generation (VB3) auction platform our sales process is open to registered buyers (whom we refer to as “members”) anywhere in the world with access to the internet. This technology and model employ a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility or over the internet during the preview period. To improve the effectiveness of bidding, the VB3 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe the introduction of our virtual auction platform increased the pool of available buyers for each sale, which resulted in added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improved the efficiency of our operations by eliminating the expense and capital requirements associated with live auctions.

For fiscal 2018, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 52.3% of total vehicles sold; 30.9% of vehicles were sold to out of state members within the U.S. and 21.4% were sold to International members, based on the address submitted during registration.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2018, our revenues were $1.8 billion and our operating income was $584.3 million.

In fiscal 2016, we opened new facilities and continue to operate in Castledermot, Republic of Ireland; Algete, Spain (Madrid); Dallas, Wilmer and Temple, Texas; Colorado Springs and Denver, Colorado; and Cartersville, Georgia.

In fiscal 2017, we opened new facilities and continue to operate in Bad Fallingbostel, Germany (Hanover); Newbury, U.K.; Betim, Minas Gerais, Brazil; Brighton and Littleton, Colorado (Denver); Sun Valley (Los Angeles) and Wilmington (Long Beach), California; Apopka (Orlando) and Okeechobee, Florida; Casper, Wyoming; Alorton, Illinois (St. Louis); Ogden, Utah (Salt Lake City); acquired the assets of an excavation company, which engages in earthwork, soil stabilization, equipment hauling and erosion control commercial contractor services; and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (“NPA”), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California.

In fiscal 2018, we opened new facilities and continue to operate in Andrews, Texas (Midland); Exeter, Rhode Island; Lumberton, North Carolina; Belfast, Northern Ireland; Nobitz, Germany (Leipzig); and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland.

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

The majority of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident or to a lesser extent a natural disaster. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its pre-accident value (PAV), otherwise known as actual cash value (ACV). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV, as well as customer service considerations. If the cost of repair is greater than the PAV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

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

Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold at auction on VB3 typically within seven days. Proceeds are then collected from the member, typically seller fees are subtracted, and the remainder is remitted to the seller.

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

Geographic Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the U.S., Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. In Germany and Spain, we also provide online vehicle remarketing services. We are able to offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	attractiveness and efficiency to buyers, leading to enhanced selling prices for vehicles;

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle towing costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	internet bidding, internet proxy bidding, and virtual sales powered by VB3, which enhance the competitive bidding process;

•	mobile applications, which allow members to search, bid, create watch lists, join auctions and bid in numerous languages from anywhere;

•	a tailored experience by way of predictive analytics through collaborative filtering, such as the Recommendations Engine feature that suggests similar makes and models based on a member’s behavior;

•	Buy It Now, which provides an option to our members to purchase specific pre-qualified vehicles immediately at a set price before the live auction process;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	email notifications available in numerous languages to potential buyers of vehicles that match desired characteristics;

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

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating facilities. Since becoming a public company in 1994, we have completed acquisitions of facilities in the U.S., Canada, the U.K., Brazil, the U.A.E., Germany, Finland, and Spain. As part of our acquisition and integration strategy, we seek to:

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

Technology to Enhance and Expand Our Business

We have developed management information and proprietary software systems that allow us to deliver a fully integrated service offering. Our proprietary software programs provide vehicle sellers with online access to data and reports regarding their vehicles being processed at any of our facilities. This technology allows vehicle sellers to monitor each stage of our vehicle sales process, from pick up to sale and settlement by the buyer. Our full range of internet services allows us to expedite each stage of the vehicle sales process and helps to minimize the administrative and processing costs for us, as well as our sellers. We believe that our integrated technology systems generate improved capacity and financial returns for our clients, resulting in high client retention, and allow us to expand our national supply contracts.

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics. Our revenues for the year ended July 31, 2018 were distributed as follows: U.S. 82.6% and International 17.4%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2018, 2017 and 2016 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

Our Service Offerings

We offer vehicle sellers a full range of vehicle services, which expedite each stage of the vehicle sales process, helping to maximize proceeds and minimize costs. Not all service offerings are available in all markets. Additionally, in some cases a service offering may be applicable only to a particular subsidiary or operating segment. Our service offerings include the following:

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

Transportation Services

In the U.S. and Canada, we perform transportation services through a combination of our fleet of over 50 vehicles and predominately using third-party vehicle transport companies. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the U.K., we perform transportation services through a combination of our fleet of over 200 vehicles and third-party vehicle transport companies.

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

Purchase Program. Under the Purchase Program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles’ estimated PAV, otherwise known as ACV, and sell the vehicles for our own account. Currently, the purchase program is offered primarily in the U.K.

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

Member Network

We maintain a database of thousands of registered members in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. Our database includes each member’s vehicle preference and purchasing history. This data enables us to notify prospective buyers throughout the world via email of vehicles available for bidding that match their vehicle preferences. Listings of vehicles to be sold on a particular day and location are also made available on the internet.

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to members and to individuals who have not registered to view auctions via our website and our mobile application anywhere in the world where internet access is available. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either at a bidding station at the storage facility during the preview days, or over the internet. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown or any extensions, the vehicle sells to the highest bidder.

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated group of employees in the U.S. that target these dealers and work with them throughout the sales process.

CashForCars.com

We provide the general public with a fast and convenient method to sell their vehicles. Anyone can go to CashForCars.com or call 1-888-961-5389 and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle, we give them a check for their vehicle and then sell the vehicle on our own behalf.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our revenues for fiscal 2018, 2017 and 2016. We obtained 78% of the total number of vehicles processed during fiscal 2018 from insurance company sellers. We obtained 84% and 83% of the total number of vehicles processed during fiscal 2017 and 2016, respectively, from insurance company sellers.

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

Members

We maintain a database of thousands of registered members in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member, a person or business must complete a basic application either online or through our mobile applications. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our sales, subject to local licensing and permitting requirements. In certain venues, we may sell to the general public either directly or members may purchase a vehicle offered at Copart through a registered broker who meets local licensing and permitting requirements. A member may also bring guests to a facility for a fee to preview vehicles for sale. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via email notifications, sales notices, telemarketing, direct mail, in-location marketing, search engines, social media, radio, television, trade publications and participation in trade show events.

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

Employees

As of July 31, 2018, we had 6,026 full-time employees, of whom 1,023 were engaged in general and administrative functions and 5,003 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

United States	4,431
International	1,595
Total employees	6,026

Environmental Matters

Our operations are subject to federal, national, international, provincial, state and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

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

Intellectual Property and Proprietary Rights

In 2008, we obtained a patent issued by the United States Patent and Trademark Office that covers certain aspects of our virtual bidding auction platform. Generally, patents issued in the U.S. are effective for 20 years from the earliest asserted filing date of the patent application. The duration of foreign patents varies in accordance with the provisions of applicable local law.

We also rely on a combination of trade secret, copyright and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with certain of our employees and consultants and nondisclosure agreements with our key customers and vendors.

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

No single customer accounted for more than 10% of our consolidated revenue for fiscal 2018. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position or cash flows.

We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and an acquisition in Finland in fiscal 2018. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, although we continue to operate a technology and operations center in India for administrative support, we recently decided to suspend our salvage operations in India, which did not have a material effect on our consolidated results of operations and financial position, until the Indian market develops in a manner better suited to our business model.

As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, acquired businesses typically depend on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our consolidated results of operations and could have an adverse effect on our future operating results. Moreover, success in opening and operating facilities in markets can be dependent upon establishing new relationships with buyers and sellers, and our failure to establish those relationships could have an adverse effect on our consolidated results of operations and future operating results.

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

Although we face risks associated with international expansion in each of the non-U.S. markets where we operate, our current focus on the German market heightens the risks we face relating to our expansion plans in Germany.

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

Some of our target markets outside the U.S. operate in a manner substantially different than our historic market in the U.S. For example, new markets may operate either wholly or partially on the principal model, in which the vehicle is purchased then resold for our own account, rather than the agency model employed in the U.S., in which we generally act as a sales agent for the legal owner of vehicles. Further, operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in the U.S., Canada, and the U.K. has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, including Germany, insurers have traditionally been less involved in the disposition of salvage vehicles. As we expand into markets outside the U.S., Canada, and the U.K., including Germany in particular, we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers. Any failure of new markets to adopt our business model could adversely affect our consolidated results of operations and financial position.

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

We have developed a new proprietary enterprise operating system, and we may experience difficulties operating our business as we continue to design and develop this system.

We have developed a new proprietary enterprise operating system to address our international expansion needs. The ongoing design, development, and implementation of our enterprise operating systems carry certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our new internally developed proprietary system will require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our new internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017.

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

The impairment of internally developed capitalized software costs could adversely affect our consolidated results of operations and financial condition.

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

Disruptions to our information technology systems, including failure to prevent outages, maintain security, prevent unauthorized access to our information technology systems and other confidential information, could disrupt our business and materially and adversely affect our reputation, consolidated results of operations and financial condition.

Information availability and security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. These threats may derive from fraud or malice on the part of third parties or current or former employees. In addition, human error or accidental technological failure could make us vulnerable to information technology system disruptions and/or cyber-attacks, including the introduction of malicious computer viruses or code into our system, phishing attacks, or other information technology data security incidents.

Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control.

Information technology system disruptions, cyber-attacks or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us. If such attacks are not detected immediately, their effect could be compounded. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

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

We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Recent regulatory changes in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union (“EU”) on May 25, 2018, applies to all of our activities conducted from an establishment in the EU and may also apply to related products and services that we offer to EU users. Complying with the GDPR and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2016, we opened new operational facilities in Castledermot, Republic of Ireland; Algete, Spain (Madrid); and six new operational facilities in the U.S. In fiscal 2017, we opened a new operational facility in Bad Fallingbostel, Germany (Hanover), a new operational facility in Betim, Minas Gerais, Brazil, nine new operational facilities in the U.S. and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. In fiscal 2018, we opened new operational facilities in Andrews, Texas (Midland), Exeter, Rhode Island, and Lumberton, North Carolina, a new operational facility in Belfast, Northern Ireland, a new operational facility in Nobitz, Germany (Leipzig), and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

•	continue to acquire additional facilities on favorable terms;

•	expand existing facilities in no-growth regulatory environments;

•	obtain or retain buyers, sellers, and sales volumes in new markets or facilities;

•	increase revenues and profitability at acquired and new facilities;

•	maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions;

•	create new vehicle storage facilities that meet our current revenue and profitability requirements; or

•	obtain necessary regulatory approvals under applicable antitrust and competition laws.

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

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;

•	fluctuations in commodity prices, particularly the per ton price of crushed car bodies;

•	the impact of foreign exchange gain and loss as a result of international operations;

•	our ability to successfully integrate our newly acquired operations in international markets and any additional markets we may enter;

•	the availability of salvage vehicles or other vehicles we sell;

•	variations in vehicle accident rates;

•	member participation in the internet bidding process;

•	delays or changes in state title processing;

•	changes in international, state or federal laws, regulations, or treaties affecting the vehicles we sell;

•	changes in the application, interpretation, and enforcement of existing laws, regulations or treaties;

•	trade disputes and other political, diplomatic, legal, or regulatory developments;

•
inconsistent application or enforcement of laws or regulations by regulators, governmental or quasi-governmental entities, or law enforcement or quasi-law enforcement agencies, as compared to our competitors;

•	changes in laws affecting who may purchase the vehicles we sell;

•	our ability to integrate and manage our acquisitions successfully;

•	the timing and size of our new facility openings;

•	the announcement of new vehicle supply agreements by us or our competitors;

•	the severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	the availability and cost of general business insurance;

•	labor costs and collective bargaining;

•	changes in the current levels of out of state and foreign demand for salvage vehicles;

•	the introduction of a similar internet product by a competitor; and

•	the ability to obtain or maintain necessary permits to operate.

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

We rely primarily upon independent subhaulers to pick up and deliver vehicles to and from our storage facilities in the U.S., Canada, Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. We also utilize, to a lesser extent, independent subhaulers in the U.K. Our failure to pick up and deliver vehicles in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. We may not be able to pass these costs on to our sellers or buyers.

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

We are partially self-insured for certain losses related to our different lines of insurance coverage including, without limitation, medical insurance, general liability, workers’ compensation and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. Further, we utilize independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.9% of our common stock as of July 31, 2018. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman, or A. Jayson Adair, our Chief Executive Officer, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

The vehicle sales industry is highly competitive and we may not be able to compete successfully.

We face significant competition for the supply of salvage and other vehicles and for the buyers of those vehicles. We believe our principal competitors include other auction and vehicle remarketing service companies with whom we compete directly in obtaining vehicles from insurance companies and other sellers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may have greater financial resources than us. Due to the limited number of vehicle sellers, particularly in the U.K., and other foreign markets, the absence of long-term contractual commitments between us and our sellers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

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

Government regulation of the vehicle sales industry may impair our operations, increase our costs of doing business and create potential liability.

Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including but not limited to those governing vehicle registration, the environment, zoning and land use, and anti-money laundering. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers and may decrease demand for our vehicles.

Changes in laws or the interpretation of laws, including foreign laws and regulations, affecting the import and export of vehicles may have an adverse effect on our business and financial condition.

Our internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of vehicles now represent a significant part of our total buyer base. As a result our foreign buyers may be subject to a variety of foreign laws and regulations, including the imposition of import duties by foreign countries. Changes in laws, regulations, and treaties that restrict or impede or negatively affect the economics surrounding the importation of vehicles into foreign countries may reduce the demand for vehicles and impact our ability to maintain or increase our international buyer base. In addition, we and our vehicle buyers must work with foreign customs agencies and other non-U.S. governmental officials, who are responsible for the interpretation, application, and enforcement of these laws, regulations, and treaties. Any inability to obtain requisite approvals or agreements from such authorities could adversely impact the ability of our buyers to import vehicles into foreign countries. In addition, any disputes or disagreements with foreign agencies or officials over import duties, tariffs, or similar matters, including disagreements over the value assigned to imported vehicles, could adversely affect our costs and the ability and costs of our buyers to import vehicles into foreign countries. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad, changes in the interpretation, application, and enforcement of laws, regulations, or treaties, any failure to comply with non-U.S. laws or regulatory interpretations, or any legal or regulatory interpretations or governmental actions that significantly increase our costs or the costs of our buyers could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services and our ability to compete in non-U.S. markets.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our consolidated financial position, results of operations or cash flows.

Our operations are subject to federal, state, national, international, provincial and local laws and regulations regarding the protection of the environment in the countries which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that we or our operations will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of July 31, 2018, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $337.2 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2018, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of July 31, 2018, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar could adversely affect our consolidated results of operations and financial position.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 96,000 square feet of office space under a lease which expires in fiscal 2024. In the U.S., we own or lease facilities in every state except North Dakota, South Dakota, and Vermont. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia and New Brunswick. In the U.K., we own or lease 18 operating facilities. In Brazil, we own or lease eight operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany we operate an online platform and own two operating facilities. In Spain, we operate an online platform, own one operating facility and lease three additional storage locations. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT). The suit arose out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. The case was tried in April and May 2018. On May 22, 2018, the jury returned a verdict for us on our fraud claim against KPIT for $4.7 million, and on our professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against us for $4.9 million.

In a September 10, 2018, post-trial order, the Court reduced our professional negligence award to $9.1 million, found KPIT liable under California’s Unfair Competition Law (UCL) for fraudulent and unfair conduct and held that we could recover restitution of $6.3 million if the we choose to forego our fraud and professional negligence damages, found that we were not entitled to restitution on our unjust enrichment claim, and awarded KPIT prejudgment interest on its implied covenant counterclaim starting from December 26, 2016. Further post-trial proceedings are expected in this lawsuit, including the determination of our right to prejudgment interest on our successful claims.

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

During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the DOR filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. We opposed the DOR’s motion and are awaiting a decision by the Court regarding the DOR’s motion.

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

Market Information

The following table summarizes the high and low sales prices per share of our common stock for each quarter during the last two fiscal years. As of July 31, 2018, there were 233,898,841 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 28, 2018, we had 906 stockholders of record. On July 31, 2018, the last reported sale price of our common stock on the NASDAQ Global Select Market was $57.39 per share.

	2018		2017
	High	Low	High	Low
Fourth Quarter	$60.43	$50.87	$31.95	$29.18
Third Quarter	$52.73	$39.21	$31.20	$27.83
Second Quarter	$46.09	$35.32	$28.81	$25.40
First Quarter	$36.65	$30.46	$27.23	$24.87

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

Repurchase of Our Common Stock

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2018 and 2017, we did not repurchase any shares of our common stock under the program. For fiscal 2016, we repurchased 5,877,038 shares of our common stock at a weighted average price of $20.065 per share totaling $117.9 million. As of July 31, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under our program.

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

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Fiscal 2016
First Quarter	—	$—	—	94,963,436
Second Quarter(2)	16,666,666	$19.50	—	94,963,436
Third Quarter	5,877,038	$20.07	5,877,038	89,086,398
Fourth Quarter	—	$—	—	89,086,398
Fiscal 2017
First Quarter	—	$—	—	89,086,398
Second Quarter	—	$—	—	89,086,398
Third Quarter	—	$—	—	89,086,398
Fourth Quarter	—	$—	—	89,086,398
Fiscal 2018
First Quarter	—	$—	—	89,086,398
Second Quarter	—	$—	—	89,086,398
Third Quarter	—	$—	—	89,086,398
May 1, 2018 through May 31, 2018	—	$—	—	89,086,398
June 1, 2018 through June 30, 2018	—	$—	—	89,086,398
July 1, 2018 through July 31, 2018	—	$—	—	89,086,398

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

During fiscal 2018, 2017 and 2016, certain executive officers, members of the Company’s Board of Directors and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million and $15.0 million for the years ended July 31, 2017 and 2016, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2016—Q4	2,260,000	$9.32	821,296	586,304	852,400	$25.65	$15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615
FY 2018—Q2	80,000	6.54	11,996	—	68,004	43.60	—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2018.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2018 since July 31, 2013, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the NASDAQ Q-50 (NXTQ)

	Fiscal Year Ended July 31,
	2013	2014	2015	2016	2017	2018
Copart, Inc.	$100.00	$102.68	$110.83	$155.15	$193.73	$353.06
NASDAQ Composite	$100.00	$123.49	$145.85	$148.64	$183.99	$223.06
NASDAQ Industrial	$100.00	$113.05	$134.93	$142.76	$171.09	$204.84
NASDAQ Q-50 (NXTQ)	$100.00	$114.47	$127.30	$127.71	$152.84	$198.33

*
Assumes that $100.00 was invested on July 31, 2013 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index and the NASDAQ Q-50 (NXTQ), and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K, and “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Fiscal Year Ended July 31,
	2018	2017	2016	2015	2014
(In thousands, except per share)
Operating Data
Revenues	$1,805,695	$1,447,981	$1,268,449	$1,146,079	$1,163,489
Operating income	584,345	461,299	406,470	344,401	274,934
Income before income taxes	562,511	440,100	395,865	332,069	270,035
Income taxes	144,504	45,839	125,505	112,286	91,348
Net income	$418,007	$394,261	$270,360	$219,783	$178,687
Basic net income per common share	$1.80	$1.72	$1.18	$0.87	$0.71
Weighted average common shares outstanding	231,793	228,686	228,846	251,829	251,387
Diluted net income per common share	$1.73	$1.66	$1.11	$0.84	$0.68
Diluted weighted average common shares outstanding	241,877	237,019	244,295	262,851	262,459

Balance Sheet Data
Cash and cash equivalents	$274,520	$210,100	$155,849	$456,012	$158,668
Working capital	431,860	285,108	220,523	521,456	168,007
Total assets	2,307,698	1,982,501	1,649,820	1,798,660	1,506,121
Total debt	399,898	633,038	640,492	644,514	302,218
Stockholders’ equity	1,581,099	1,098,600	774,456	964,464	1,003,499

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2018, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Overview

We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (U.S.), Canada, the United Kingdom (U.K.), Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (U.A.E.), Oman, Bahrain, and Spain.

Our goals are to generate sustainable profits for our stockholders, while also producing environmental and social benefits for the world, by promoting vehicle restoration, repair, and recycling; parts refurbishment and re-use; and facilitating the recovery and resilience of communities affected by severe climate events.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price.

In the U.S., Canada, Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from fees paid by vehicle buyers (“members”) and vehicle sellers as well as related fees for services, such as towing and storage. In the U.K. and Germany, we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repairs costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 12.1 years in 2018. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain with the intention of providing national coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following table sets forth operational facilities that we have acquired or opened and began operations from August 1, 2015 through July 31, 2018:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Dallas, Texas	Greenfield	March 2016	United States
Wilmer, Texas (Dallas)	Greenfield	April 2016	United States
Temple, Texas	Greenfield	April 2016	United States
Colorado Springs, Colorado	Greenfield	May 2016	United States
Denver, Colorado	Greenfield	July 2016	United States
Cartersville, Georgia	Greenfield	July 2016	United States
Brighton, Colorado (Denver)	Greenfield	August 2016	United States
Sun Valley, California (Los Angeles)	Greenfield	November 2016	United States
Casper, Wyoming	Greenfield	January 2017	United States
Littleton, Colorado (Denver)	Greenfield	January 2017	United States
Apopka, Florida (Orlando)	Greenfield	January 2017	United States
Alorton, Illinois (St. Louis)	Greenfield	February 2017	United States
Okeechobee, Florida	Greenfield	March 2017	United States
Ogden, Utah (Salt Lake City)	Greenfield	March 2017	United States
Wilmington, California (Long Beach)	Greenfield	March 2017	United States
Cycle Express, LLC (1)	Acquisition	June 2017	United States
Andrews, Texas (Midland)	Greenfield	August 2017	United States
Exeter, Rhode Island	Greenfield	October 2017	United States
Lumberton, North Carolina	Greenfield	June 2018	United States
Castledermot, Republic of Ireland	Greenfield	April 2016	Republic of Ireland
Algete, Spain (Madrid)	Greenfield	July 2016	Spain
Bad Fallingbostel, Germany (Hanover)	Greenfield	September 2016	Germany
Nobitz, Germany (Leipzig)	Greenfield	April 2018	Germany
Newbury, United Kingdom	Greenfield	September 2016	United Kingdom
Belfast, Northern Ireland	Greenfield	April 2018	United Kingdom
Betim, Minas Gerais	Greenfield	April 2017	Brazil
Espoo, Finland	Acquisition	March 2018	Finland
Pirkkala, Finland	Acquisition	March 2018	Finland
Oulu, Finland	Acquisition	March 2018	Finland
Turku, Finland	Acquisition	March 2018	Finland

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2018, 2017 and 2016:

	Year Ended July 31,
(In percentages)	2018	2017	2016
Service revenues and vehicle sales:
Service revenues	87%	89%	87%
Vehicle sales	13%	11%	13%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	47%	47%	46%
Cost of vehicle sales	11%	9%	11%
General and administrative	10%	11%	11%
Impairment of long-lived assets	—%	1%	—%
Total operating expenses	68%	68%	68%
Operating income	32%	32%	32%
Other (expense) income	(1)%	(2)%	(1)%
Income before income taxes	31%	30%	31%
Income taxes	8%	3%	10%
Net income	23%	27%	21%

Comparison of Fiscal Years ended July 31, 2018, 2017 and 2016

The following table presents a comparison of service revenues for fiscal 2018, 2017 and 2016:

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Service revenues
United States	$1,385,238	$1,128,990	$958,558	$256,248	22.7%	$170,432	17.8%
International	193,264	157,262	145,821	36,002	22.9%	11,441	7.8%
Total service revenues	$1,578,502	$1,286,252	$1,104,379	$292,250	22.7%	$181,873	16.5%

Service Revenues. The increase in service revenues for fiscal 2018 of $292.3 million, or 22.7% as compared to fiscal 2017 came from (i) an increase in the U.S. of $256.2 million and (ii) an increase in International of $36.0 million. The increase in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency and (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. Excluding the beneficial impact of $9.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $26.6 million was driven primarily by increased volume and an increase in revenue per car.

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
The following table presents a comparison of vehicle sales for fiscal 2018, 2017 and 2016:

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Vehicle sales
United States	$105,784	$64,198	$57,478	$41,586	64.8%	$6,720	11.7%
International	121,409	97,531	106,592	23,878	24.5%	(9,061)	(8.5)%
Total vehicle sales	$227,193	$161,729	$164,070	$65,464	40.5%	$(2,341)	(1.4)%

Vehicle Sales. The increase in vehicle sales for fiscal 2018 of $65.5 million, or 40.5% as compared to fiscal 2017 came from (i) an increase in the U.S. of $41.6 million and (ii) an increase in International of $23.9 million. Excluding a beneficial impact of $7.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $16.0 million was primarily the result of higher average auction selling prices, partially offset by a decrease in volume. The increase in the U.S. was primarily the result of increased volume partially driven by higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices.

The decrease in vehicle sales for fiscal 2017 of $2.3 million, or 1.4% as compared to fiscal 2016 came from (i) a decrease in International of $9.1 million, partially offset by (ii) an increase in in the U.S. of $6.7 million. Excluding a $13.9 million detrimental impact due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rate, the growth in International of $4.8 million was primarily the result of increased volume. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold, partially offset by a shift in volume for certain sellers from principal to agency business.

The following table presents a comparison of yard operations expense for fiscal 2018, 2017 and 2016:

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Yard operations expenses
United States	$730,865	$585,587	$494,146	$145,278	24.8%	$91,441	18.5%
International	116,003	92,814	88,758	23,189	25.0%	4,056	4.6%
Total yard operations expenses	$846,868	$678,401	$582,904	$168,467	24.8%	$95,497	16.4%

Yard operations expenses, excluding depreciation and amortization
United States	$683,079	$553,329	$468,528	$129,750	23.4%	$84,801	18.1%
International	106,559	85,117	80,718	21,442	25.2%	4,399	5.4%

Yard depreciation and amortization
United States	$47,786	$32,258	$25,618	$15,528	48.1%	$6,640	25.9%
International	9,444	7,697	8,040	1,747	22.7%	(343)	(4.3)%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2018 of $168.5 million, or 24.8% as compared to fiscal 2017 resulted from (i) an increase in the U.S. of $145.3 million, primarily from growth in volume; a marginal increase in the cost to process each car; and a $15.5 million increase in depreciation; and (ii) an increase in International of $23.2 million related primarily to growth in volume; partially offset by the detrimental impact of $5.8 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and European Union euro to U.S. dollar exchange rate. The increase in the cost to process each car in the U.S. was negatively impacted by abnormal costs of $68.6 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees to the affected region; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs do not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities and certain technology assets placed into service in the U.S. and International locations as well as changes to the useful lives of certain fixed assets.

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

The following table presents a comparison of cost of vehicle sales for fiscal 2018, 2017 and 2016:

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$101,130	$61,484	$55,866	$39,646	64.5%	$5,618	10.1%
International	95,331	76,068	85,093	19,263	25.3%	(9,025)	(10.6)%
Total cost of vehicle sales	$196,461	$137,552	$140,959	$58,909	42.8%	$(3,407)	(2.4)%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2018 of $58.9 million, or 42.8% as compared to fiscal 2017 was the result of (i) an increase in the U.S. of $39.6 million and (ii) an increase in International of $19.3 million. Excluding the detrimental impact of $6.3 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and European euro to U.S. dollar exchange rate, the increase in International of $13.0 million was primarily the result of increased volume. The increase in the U.S. was primarily the result of increased volume partially driven by acquisitions and higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold.

The decrease in cost of vehicle sales for fiscal 2017 of $3.4 million, or 2.4% as compared to fiscal 2016 was the result of (i) a decrease in International of $9.0 million; partially offset by and (ii) an increase in the U.S. of $5.6 million. Excluding the beneficial impact of $10.4 million due to changes in foreign currency exchange rates, primarily from changes in the British pound to U.S. dollar exchange rate, the increase in International of $1.4 million was primarily the result of increased volume. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe is due to higher commodity prices and a change in the mix of vehicles sold; partially offset by a shift in volume for certain sellers from principal to agency business.

The following table presents a comparison of general and administrative expenses for fiscal 2018, 2017 and 2016:

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
General and administrative expenses
United States	$144,140	$130,392	$118,315	$13,748	10.5%	$12,077	10.2%
International	32,750	20,972	19,801	11,778	56.2%	1,171	5.9%
Total general and administrative expenses	$176,890	$151,364	$138,116	$25,526	16.9%	$13,248	9.6%

General and administrative expenses, excluding depreciation and amortization
United States	$124,147	$115,143	$104,850	$9,004	7.8%	$10,293	9.8%
International	31,375	19,176	18,349	12,199	63.6%	827	4.5%

General and administrative depreciation and amortization
United States	$19,993	$15,249	$13,465	$4,744	31.1%	$1,784	13.2%
International	1,375	1,796	1,452	(421)	(23.4)%	344	23.7%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2018 of $25.5 million, or 16.9% as compared to fiscal 2017 came primarily from an increase in the U.S. of $13.7 million, and an increase in International of $11.8 million, primarily from the impact of payroll taxes from the exercise of employee stock options. Excluding depreciation and amortization, the increase in the U.S. of $9.0 million resulted due to the acquisition of Cycle Express, LLC, and litigation costs partially offset by a decrease in payroll taxes from the exercise of employee stock options. The increase in depreciation and amortization expenses for fiscal 2018 as compared to fiscal 2017 came primarily from depreciating certain technology assets placed into service in the U.S. See Notes to Consolidated Financial Statements, Note 2 — Acquisitions.

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

The following table summarizes impairment, total other expenses and income taxes for fiscal 2018, 2017 and 2016:

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Impairment	$1,131	$19,365	$—	$(18,234)	(94.2)%	$19,365	100.0%
Total other expenses	(21,834)	(21,199)	(10,605)	(635)	(3.0)%	(10,594)	(99.9)%
Income taxes	144,504	45,839	125,505	98,665	215.2%	(79,666)	(63.5)%

Impairment. During fiscal 2018, we recognized a $1.1 million charge primarily related to fully impairing a supply contract in the International segment. During fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

Other (Expense) Income. The increase in total other expense for fiscal 2018 of $0.6 million, or 3.0% as compared to fiscal 2017 was primarily due to a decrease in currency gains in International, primarily due to the change in the British pound to U.S. dollar exchange rate and to a decrease in interest expense of $3.4 million as a result of the paydown of our Revolving Loan Facility.

The increase in total other expense for fiscal 2017 of $10.6 million, or 99.9% as compared to fiscal 2016 was primarily due to a decrease in currency gains in International, primarily due to the change in the British pound to U.S. dollar exchange rate and a change in the mix of currencies held in cash and cash equivalents.

Income Taxes. Our effective income tax rates were 25.7%, 10.4%, and 31.7% for fiscal 2018, 2017 and 2016, respectively. The tax rates in the prior year were impacted primarily from the result of recognizing excess tax benefits from the exercise of employee stock options of $21.3 million and $107.6 million for fiscal years 2018 and 2017, respectively. The current year’s effective tax rate was computed based on the reduced blended U.S. federal corporate tax rate of 26.9% for the fiscal year ending July 31, 2018, and included the effects of the Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”). See Note 12 — Income Taxes for a detailed discussion of the Tax Act.

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

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2018, 2017 and 2016, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Cash and cash equivalents	$274,520	$210,100	$155,849	$64,420	30.7%	$54,251	34.8%
Working capital	431,860	285,108	220,523	146,752	51.5%	64,585	29.3%

	Year Ended July 31,			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017	2016	Change	% Change	Change	% Change
Operating cash flows	$535,069	$492,058	$332,498	$43,011	8.7%	$159,560	48.0%
Investing cash flows	(288,476)	(335,791)	(172,876)	47,315	14.1%	(162,915)	(94.2)%
Financing cash flows	(182,038)	(106,975)	(448,496)	(75,063)	(70.2)%	341,521	76.1%

Capital expenditures, excluding acquisitions	$(287,910)	$(172,178)	$(173,917)	$(115,732)	(67.2)%	$1,739	1.0%
Acquisitions, net of cash acquired	(8,787)	(160,812)	—	152,025	94.5%	(160,812)	(100.0)%
Net (repayments) proceeds on revolving loan facility	(231,000)	(7,000)	238,000	(224,000)	(3,200.0)%	(245,000)	(102.9)%
Principal payments on long-term debt	—	—	(337,500)	—	—%	(337,500)	(100.0)%
Cash and cash equivalents and working capital increased at July 31, 2018 as compared July 31, 2017 primarily due to cash generated from operations and a decrease in payments for employee stock-based tax withholdings, and proceeds from the exercise of stock options, partially offset by a net repayments on our Revolving Loan Facility and a decline in cash used for acquisitions. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates. Cash and cash equivalents decreased at July 31, 2017 as compared to July 31, 2016 primarily due to repurchases of common stock as part of our tender offer and stock repurchase program, capital expenditures, and payments on long-term debt, partially offset by cash generated from operations and proceeds from our Revolving Loan Facility. Working capital increased at July 31, 2017 as compared to July 31, 2016 primarily due to cash generated from operations and proceeds from our Revolving Loan Facility, partially offset by repurchases of common stock as part of our tender offer and stock repurchase program, capital expenditures, payments on long-term debt and changes in operating assets.

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

As of July 31, 2018, $115.5 million of the $274.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. the repatriation of these funds could still be subject to the foreign withholding tax related to the U.S. Tax Reform and the mandatory Transition Tax, which is imposed on the post-1986 undistributed foreign earnings and profits. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash used in operating activities increased for fiscal 2018 as compared to fiscal 2017 due to improved cash operating results from an increase in service revenues and lower asset impairments, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in accounts payable of $49.1 million, partially offset by a decrease in income taxes receivable of $21.3 million, and a decrease in inventory and vehicle pooling costs of $6.7 million.

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

Net cash used in investing activities decreased for fiscal 2018 as compared to fiscal 2017 due primarily to a decline in acquisitions and proceeds from the sale of assets, including the majority-owned subsidiary, partially offset by increases in capital expenditures. We acquired Autovahinkokeskus Oy (AVK), a salvage auto auction company based in Finland. AVK currently operates facilities in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. See Notes to Consolidated Financial Statements, Note 2 — Acquisitions. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material non-cancelable commitments for future capital expenditures as of July 31, 2018. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software. Capitalized software development costs were $7.4 million, $7.1 million and $14.1 million for fiscal 2018, 2017 and 2016, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. Additionally, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in investing activities increased for fiscal 2017 as compared to fiscal 2016 due primarily to acquisitions, partially offset by a decline in capital expenditures. We acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and San Diego, California. We also acquired the assets of an excavation company, which engages in earthwork, soil stabilization, equipment hauling, and erosion control commercial contractor services. The aggregate purchase price of these acquisitions totaled $160.7 million, net of cash acquired. See Notes to Consolidated Financial Statements, Note 2 — Acquisitions. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software.

Net cash used in financing activities increased in fiscal 2018 as compared to fiscal 2017 primarily due net repayments on our revolving loan facility, partially offset by reduced payments for employee stock-based tax withholdings and an increase in proceeds from the exercise of stock options. For further detail, see Notes to Consolidated Financial Statements, Note 11 — Stockholders’ Equity.

Net cash used in financing activities increased in fiscal 2017 as compared to fiscal 2016 primarily due to a decrease in repurchases of our common stock as part of our tender offers and stock repurchase program as discussed in further detail under the subheading “Stock Repurchases”, and an increase in proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings. For further detail, see Notes to Consolidated Financial Statements, Note 11 — Stockholders’ Equity.

Stock Repurchases

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2018 and 2017, we did not repurchase any shares of our common stock under the program. For fiscal 2016, we repurchased 5,877,038 shares of our common stock at a weighted average price of $20.065 per share totaling $117.9 million. As of July 31, 2018, the total number of shares repurchased under the program was 106,913,602 and 89,086,398 shares were available for repurchase under our program.

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

During fiscal 2018, 2017 and 2016, certain executive officers, members of the Company’s Board of Directors and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. We remitted $134.6 million and $15.0 million for the years ended July 31, 2017 and 2016, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2016—Q4	2,260,000	$9.32	821,296	586,304	852,400	$25.65	$15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615
FY 2018—Q2	80,000	6.54	11,996	—	68,004	43.60	—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2018:

	Payments Due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt, revolving loan facility, including current portion (1)	$—	$—	$—	$400,000	$—	$400,000
Interest payments on long-term debt, revolving loan facility, including current portion (1)	17,901	35,776	33,720	65,361	—	152,758
Operating leases (2)	29,773	40,986	25,462	54,068	—	150,289
Capital leases (2)	966	43	—	—	—	1,009
Tax liabilities (3)	—	—	—	—	27,277	27,277
Total contractual obligations	$48,640	$76,805	$59,182	$519,429	$27,277	$731,333

	Amount of Commitment Expiration Per Period
Commercial Commitments (4)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$17,276	$—	$—	$—	$—	$17,276

(1)	Revolving loan facility payments of zero and related interest payments reflect management’s intent for the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

(2)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2018 on our Revolving Loan Facility was the one month LIBOR rate of 2.09% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2018, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2018. We had $231.0 million of outstanding borrowings under the Revolving Loan Facility as of July 31, 2017.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2018, the consolidated total net leverage ratio was 0.21:1. Minimum liquidity as of July 31, 2018 was $1.1 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of July 31, 2018.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2018, the consolidated total net leverage ratio was 0.21:1. Minimum liquidity as of July 31, 2018 was $1.1 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2018.

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

Off-Balance Sheet Arrangements

As of July 31, 2018, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017 and will be effective beginning with the first quarter of fiscal year 2019. ASU 2014-09 allows adoption with either retrospective application to each period presented, or modified retrospective application, with the cumulative effect recognized as of the date of initial application. We will use the modified retrospective application with the cumulative effect as its transition method.

Upon adoption, service revenue (revenue from buyers and sellers) and vehicle sales revenue will generally be recognized at the date the vehicles are sold at auction. This timing of revenue recognition under ASU 2014-09 is consistent with our current policy under ASC 605 for buyer and vehicle sales revenue. However, the adoption represents a change in the timing of revenue recognition for certain seller revenues, such as inbound tow and titling fees, which are currently recognized under ASC 605 when the services are performed. Related costs to prepare the vehicles for auction, including inbound tow and titling, will be deferred and recognized at the time of revenue recognition. We have evaluated the impact the adoption will have on the consolidated financial statements, and we are finalizing the calculation of our cumulative effect adjustment. This change will result in a decrease to beginning retained earnings as of August 1, 2018, within a range of $10.0 million to $15.0 million as a result of the initial application of the standard and will not have a material impact to earnings.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values for fiscal 2018 and 2017 due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt for additional fair value disclosures.

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

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Total gross capitalized software as of July 31, 2018 and 2017 was $30.7 million and $38.5 million, respectively. Accumulated amortization expense related to software as of July 31, 2018 and 2017 totaled $16.0 million and $25.7 million, respectively. During the year ended July 31, 2016, we retired fully amortized capitalized software of $29.8 million, which were no longer being utilized. Additionally, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

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

The annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2018, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Management considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of July 31, 2018, with respect to potential goodwill impairments.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, Germany, and other emerging markets around the world. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We assess the probability that the deferred tax assets will be realized based on our ability to generate future taxable income. In the event that it is more likely than not, the full benefit would not be realized from deferred tax assets, we record a valuation allowance to reduce the carrying value of the deferred tax assets to the amount expected to be realized. As of July 31, 2018, we have $4.6 million of valuation allowance arising from both our U.S. and International operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the year ended July 31, 2018, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $5.6 million.

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

Stock-based Payment Compensation

We account for our stock-based awards to employees and non-employees using the fair value method. Compensation cost related to stock-based payment transactions are recognized based on the fair value of the equity or liability instruments issued. Determining the fair value of options using the Black-Scholes Merton option pricing model, or other currently accepted option valuation models, requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated results of operations and financial position. During the year ended July 31, 2016, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacted the accounting for share-based payments, including income tax consequences. As a result of the adoption, we recognized excess tax benefits of $14.7 million as a reduction to tax expense in the consolidated statements of income, as though ASU 2016-09 had been in effect since the beginning of fiscal 2016, instead of reflected in stockholders’ equity.

Foreign Currency Translation

We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, Bahraini dinar, and Indian rupee are the functional currencies of our foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

Accounting for Acquisitions

We recognize and measure identifiable assets acquired and liabilities assumed in acquired entities in accordance with ASC 805, Business Combinations. The allocation of the purchase consideration for acquisitions can require extensive use of accounting estimates and judgments to allocate the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill. Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term revenues; future expected operating expenses; cost of capital; appropriate attrition; and discount rates.

Segment Reporting

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. The segments continue to share similar business models, services and economic characteristics. Our revenues for the year ended July 31, 2018 were distributed as follows: U.S. 82.6% and International 17.4%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2018, 2017 and 2016 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2018. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2018, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2018, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were zero as of July 31, 2018. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. If interest rates were to increase by 10%, our interest expense would increase by $2.0 million.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would have resulted in a decrease in operating income of $7.6 million for fiscal 2018.

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

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2018, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $107.9 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, Bahraini dinar, and Indian rupee would not have materially affected our consolidated financial position.

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

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2018. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Copart, Inc. (the Company) as of July 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated October 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
October 1, 2018

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2018 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2018 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2018 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2018 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One — Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Number Four — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2018 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	Financial statements:
Our consolidated financial statements at July 31, 2018 and 2017 and for each of the three years in the period ended July 31, 2018 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Date: October 1, 2018

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw, Chief Financial Officer (Principle Financial and Accounting Officer and duly Authorized Officer)

Date: October 1, 2018

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

Signature	Capacity in Which Signed	Date

/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	October 1, 2018
A. Jayson Adair

/s/ Jeffrey Liaw	Chief Financial Officer (Principal Financial and Accounting Officer)	October 1, 2018
Jeffrey Liaw

/s/ WILLIS J. JOHNSON	Chairman of the Board	October 1, 2018
Willis J. Johnson

/s/ VINCENT W. MITZ	President and Director	October 1, 2018
Vincent W. Mitz

/s/ JAMES E. MEEKS	Director	October 1, 2018
James E. Meeks

/s/ STEVEN D. COHAN	Director	October 1, 2018
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	October 1, 2018
Daniel Englander

/s/ THOMAS N. TRYFOROS	Director	October 1, 2018
Thomas N. Tryforos

/s/ MATT BLUNT	Director	October 1, 2018
Matt Blunt

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since fiscal year 2006.

Dallas, Texas
October 1, 2018

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$274,520	$210,100
Accounts receivable, net	351,601	311,846
Vehicle pooling costs	34,284	31,118
Inventories	16,734	10,163
Income taxes receivable	15,312	6,418
Prepaid expenses and other assets	16,665	17,616
Total current assets	709,116	587,261
Property and equipment, net	1,163,425	944,056
Intangibles, net	64,892	75,938
Goodwill	337,235	340,243
Deferred income taxes	470	1,287
Other assets	32,560	33,716
Total assets	$2,307,698	$1,982,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$270,944	$208,415
Deferred revenue	4,488	5,019
Income taxes payable	673	6,472
Deferred income taxes	—	92
Current portion of revolving loan facility and capital lease obligations	1,151	82,155
Total current liabilities	277,256	302,153
Deferred income taxes	19,733	3,192
Income taxes payable	27,277	24,573
Long-term debt, revolving loan facility, and capital lease obligations, net of discount	398,747	550,883
Other liabilities	3,586	3,100
Total liabilities	726,599	883,901

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—400,000,000 shares authorized; 233,898,841 and 230,488,296 shares issued and outstanding, respectively	23	23
Additional paid-in capital	526,858	453,349
Accumulated other comprehensive loss	(107,928)	(100,676)
Retained earnings	1,162,146	745,370
Noncontrolling interest	—	534
Total stockholders’ equity	1,581,099	1,098,600
Total liabilities and stockholders’ equity	$2,307,698	$1,982,501

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2018	2017	2016
Service revenues and vehicle sales:
Service revenues	$1,578,502	$1,286,252	$1,104,379
Vehicle sales	227,193	161,729	164,070
Total service revenues and vehicle sales	1,805,695	1,447,981	1,268,449
Operating expenses:
Yard operations	846,868	678,401	582,904
Cost of vehicle sales	196,461	137,552	140,959
General and administrative	176,890	151,364	138,116
Impairment of long-lived assets	1,131	19,365	—
Total operating expenses	1,221,350	986,682	861,979
Operating income	584,345	461,299	406,470
Other (expense) income:
Interest expense	(20,368)	(23,779)	(23,606)
Interest income	1,293	1,406	1,449
Other income (expense), net	(2,759)	1,174	11,552
Total other expense	(21,834)	(21,199)	(10,605)
Income before income tax expense	562,511	440,100	395,865
Income tax expense	144,504	45,839	125,505
Net income	418,007	394,261	270,360
Net income attributable to noncontrolling interest	140	34	—
Net income attributable to Copart, Inc.	$417,867	$394,227	$270,360

Basic net income per common share	$1.80	$1.72	$1.18
Weighted average common shares outstanding	231,793	228,686	228,846

Diluted net income per common share	$1.73	$1.66	$1.11
Diluted weighted average common shares outstanding	241,877	237,019	244,295

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2018	2017	2016
Comprehensive income, net of tax:
Net income	$418,007	$394,261	$270,360
Other comprehensive income:
Unrealized gain on interest rate swaps, net (a)	—	—	603
Reclassification adjustment of interest rate swaps, net (b)	—	—	(320)
Foreign currency translation adjustments	(7,252)	8,518	(40,684)
Comprehensive income	410,755	402,779	229,959
Comprehensive income attributable to noncontrolling interest	140	34	—
Comprehensive income attributable to Copart, Inc.	$410,615	$402,745	$229,959

(a)	Net of tax effect of $(342) for the year ended July 31, 2016.

(b)	Net of tax effect of $178 for the year ended July 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2015	240,312,680	$24	$407,796	$(68,793)	$625,437	$—	$964,464
Net income	—	—	—	—	270,360	—	270,360
Currency translation adjustment	—	—	—	(40,684)	—	—	(40,684)
Interest rate swaps, net of tax effects	—	—	—	283	—	—	283
Exercise of stock options, net of repurchased shares	2,258,880	—	(372)	—	(742)	—	(1,114)
Employee stock-based payment compensation and related tax benefit	—	—	20,631	—	—	—	20,631
Shares issued for Employee Stock Purchase Plan	216,264	—	3,369	—	—	—	3,369
Shares repurchased	(22,543,704)	(2)	(38,990)	—	(403,861)	—	(442,853)
Balances at July 31, 2016	220,244,120	22	392,434	(109,194)	491,194	—	774,456
Net income	—	—	—	—	394,227	34	394,261
Currency translation adjustment	—	—	—	8,518	—	—	8,518
Acquisition of noncontrolling interest	—	—	—	—	—	500	500
Exercise of stock options, net of repurchased shares	10,053,463	1	35,805	—	(140,051)	—	(104,245)
Employee stock-based payment compensation and related tax benefit	—	—	20,840	—	—	—	20,840
Shares issued for Employee Stock Purchase Plan	190,713	—	4,270	—	—	—	4,270
Balances at July 31, 2017	230,488,296	23	453,349	(100,676)	745,370	534	1,098,600
Net income	—	—	—	—	417,867	140	418,007
Currency translation adjustment	—	—	—	(7,252)	—	—	(7,252)
Distribution to noncontrolling interest	—	—	—	—	—	(235)	(235)
Sale of majority-owned subsidiary	—	—	—	—	—	(439)	(439)
Exercise of stock options, net of repurchased shares	3,225,377	—	44,459	—	(1,115)	—	43,344
Employee stock-based payment compensation	—	—	23,197	—	24	—	23,221
Shares issued for Employee Stock Purchase Plan	185,168	—	5,853	—	—	—	5,853
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$—	$1,581,099

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$418,007	$394,261	$270,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	79,040	57,441	49,643
Allowance for doubtful accounts	1,142	187	1,175
Impairment of long-lived assets	1,157	19,365	—
Equity in losses of unconsolidated affiliates	750	671	895
Stock-based payment compensation	23,221	20,840	20,864
Loss (gain) on sale of property and equipment	3,240	184	(54)
Deferred income taxes	16,717	19,901	5,740
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,335)	(38,542)	(54,213)
Vehicle pooling costs	(3,353)	(1,915)	(4,137)
Inventories	(3,959)	1,294	(2,509)
Prepaid expenses and other current assets	(776)	1,760	(738)
Other assets	70	1,085	4,164
Accounts payable and accrued liabilities	53,320	4,269	48,347
Deferred revenue	(520)	392	983
Income taxes receivable	(8,916)	12,343	(12,649)
Income taxes payable	(3,149)	(333)	2,788
Other liabilities	(587)	(1,145)	1,839
Net cash provided by operating activities	535,069	492,058	332,498
Cash flows from investing activities:
Purchases of property and equipment	(287,910)	(172,178)	(173,917)
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(8,787)	(160,812)	—
Proceeds from sale of property and equipment	6,425	765	662
Proceeds from sale of majority-owned subsidiary	1,796	—	—
Investment in unconsolidated affiliate	—	(3,566)	—
Purchases of marketable securities	—	—	(21,119)
Proceeds from sale of marketable securities	—	—	21,498
Net cash used in investing activities	(288,476)	(335,791)	(172,876)
Cash flows from financing activities:
Proceeds from the exercise of stock options	44,459	31,188	13,240
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,853	4,270	3,369
Repurchases of common stock	—	—	(442,855)
Payments for employee stock-based tax withholdings	(1,115)	(135,433)	(15,039)
Proceeds from the issuance of long-term debt, net of discount	—	—	93,468
Net (repayments) proceeds on revolving loan facility	(231,000)	(7,000)	238,000
Debt offering costs	—	—	(1,179)
Principal payments on long-term debt	—	—	(337,500)
Distributions to noncontrolling interest	(235)	—	—
Net cash used in financing activities	(182,038)	(106,975)	(448,496)
Effect of foreign currency translation	(135)	4,959	(11,289)
Net increase (decrease) in cash and cash equivalents	64,420	54,251	(300,163)
Cash and cash equivalents at beginning of period	210,100	155,849	456,012
Cash and cash equivalents at end of period	$274,520	$210,100	$155,849
Supplemental disclosure of cash flow information:
Interest paid	$20,343	$23,221	$23,606
Income taxes paid, net of refunds	$142,161	$14,011	$127,981

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2018

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

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. The Company also had a 59.5% voting interest in a company, which was acquired as part of the Cycle Express, LLC acquisition (“majority-owned subsidiary”), which provided various repossession services for the powersports auction industry. Noncontrolling interest consisted of a 40.5% outside voting interest in the majority-owned subsidiary. Net income or loss of the majority-owned subsidiary was allocated to the members’ interests in accordance with the operating agreement. During the year ended July 31, 2018, the Company sold the majority-owned subsidiary and disposed of its related goodwill. The proceeds from the sale of the majority-owned subsidiary were $1.8 million resulting in a realized gain of $0.9 million recorded in other income. Significant intercompany transactions and balances have been eliminated in consolidation.

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (VB3) internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price. In the United States (U.S.), Canada, Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (U.A.E.), Oman, Bahrain, and Spain, the Company sells vehicles primarily as an agent and derives revenue primarily from fees paid by vehicle sellers and vehicle buyers as well as related fees for services, such as towing and storage. In the United Kingdom (U.K.) and Germany, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

The Company also provides a number of services to the buyer of the vehicle, charging a separate fee for each service. Each of these services has been assessed to determine whether the requirements have been met to separate them into units of accounting within a multiple-element arrangement. The Company has concluded that the sale and the post-sale services are separate units of accounting. The fees for sale services are recognized upon completion of the sale, and the fees for the post-sale services are recognized upon successful completion of those services using the relative selling price method. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.

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
In August 2017, Hurricane Harvey hit the Texas Gulf Coast. As a result of the extensive flooding that it caused, the Company expended $68.6 million in additional costs for the year ended July 31, 2018, for (i) temporary storage facilities, (ii) premiums for subhaulers, (iii) labor costs incurred for overtime, (iv) travel and lodging due to the reassignment of employees to the affected region, and (v) equipment lease expenses to handle the increased volume. These costs, which are characterized as "abnormal" under ASC 330, Inventory, were expensed as incurred and not included in vehicle pooling costs. As of July 31, 2018, substantially all of the incremental salvage vehicles received as a result of Hurricane Harvey have been sold.

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, Bahraini dinar, and Indian rupee are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2016	$(109,194)
Gain on foreign currency translation	8,518
Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Loss on foreign currency translation	(7,252)
Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of July 31, 2018 and 2017, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8 — Long-Term Debt, Note 10 – Fair Value Measures, and Note 10 – Fair Value Measures.

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

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $5.9 million, $5.6 million, and $6.8 million for the years ended July 31, 2018, 2017 and 2016, respectively.

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

No single customer accounted for more than 10% of total revenues for the years ended July 31, 2018, 2017 and 2016. As of July 31, 2018 and 2017, no customer accounted for more than 10% of the Company’s accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between seven and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives: three to seven years for internally developed or purchased software; three to twenty years for transportation and other equipment; three to five years for office furniture and equipment; and 7 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under capital leases is included in depreciation expense.

In the fourth quarter of 2018, the Company modified its estimate of the useful life of its land improvements to better reflect the estimated periods during which these assets will remain in service. The change in estimate was accounted for prospectively as of the first day of the fourth quarter, and this change will not have a material effect on future periods.

Goodwill

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. The Company has identified two reporting units, which are consistent with its two operating and reportable segments, U.S. and International. The Company has historically evaluated goodwill for impairment annually as of the end of the fourth quarter, or when an indicator of impairment exists. During the year ended July 31, 2017, the Company voluntarily changed the date of its annual goodwill impairment assessment for its reporting units from the end of fiscal fourth quarter, July 31, to the beginning of fiscal fourth quarter, May 1. This voluntary change in the annual goodwill assessment date was a change in accounting principle, which the Company concluded was preferable as it more closely aligns the timing of the annual goodwill impairment assessment date with the most current information from the Company’s planning and forecasting process and also provides management with additional time to complete the annual assessment in advance of the Company’s year-end reporting.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2018 and 2017, did not result in an impairment charge. This qualitative analysis, which is referred to as step zero under ASC 350, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

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

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2018 and 2017 was $30.7 million and $38.5 million, respectively. Accumulated amortization expense related to software as of July 31, 2018 and 2017 totaled $16.0 million and $25.7 million, respectively. During the year ended July 31, 2018 and 2016, the Company retired fully amortized capitalized software of $15.5 million and $29.8 million, respectively, which were no longer being utilized. Additionally, during the year ended July 31, 2017, the Company recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

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

Option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect their fair value estimate, it is the Company’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31,
	2018	2017	2016
Expected life (in years)	5.3 – 6.9	5.5 – 7.4	5.3 – 7.2
Risk-free interest rate	1.88 – 2.62	1.20 – 2.07	1.16 – 2.06
Estimated volatility	20 – 21	20 – 23	21 – 26
Expected dividends	—%	—%	—%
Weighted average fair value at measurement date	$8.88	$7.05	$5.04

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

Net cash proceeds from the exercise of stock options were $44.5 million, $31.2 million and $13.2 million for the years ended July 31, 2018, 2017 and 2016, respectively. In accordance with ASC 718, the Company presents excess tax benefits from disqualifying dispositions of the exercise of incentive stock options, vested prior to August 1, 2005, if any, as financing cash flows rather than operating cash flows.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2018, 2017 and 2016, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments and the effective portion of the interest rate swaps’ change in fair value. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Acquisitions

The Company recognizes and measures identifiable assets acquired and liabilities assumed in acquired entities in accordance with ASC 805, Business Combinations. The allocation of the purchase consideration for acquisitions can require extensive use of accounting estimates and judgments to allocate the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill. Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term revenues; future expected operating expenses; cost of capital; appropriate attrition; and discount rates.

Recently Issued Accounting Pronouncements

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
20

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017 and will be effective for the Company beginning with the first quarter of fiscal year 2019. ASU 2014-09 allows adoption with either retrospective application to each period presented, or modified retrospective application, with the cumulative effect recognized as of the date of initial application. The Company will use the modified retrospective application with the cumulative effect as its transition method.

Upon adoption, service revenue (revenue from buyers and sellers) and vehicle sales revenue will generally be recognized at the date the vehicles are sold at auction. This timing of revenue recognition under ASU 2014-09 is consistent with the Company’s current policy under ASC 605 for buyer and vehicle sales revenue. However, the adoption represents a change in the timing of revenue recognition for certain seller revenues, such as inbound tow and titling fees, which are currently recognized under ASC 605 when the services are performed. Related costs to prepare the vehicles for auction, including inbound tow and titling, will be deferred and recognized at the time of revenue recognition. The Company has evaluated the impact the adoption will have on the consolidated financial statements, and is finalizing the calculation of its cumulative effect adjustment. This change will result in a decrease to beginning retained earnings as of August 1, 2018, within a range of $10.0 million to $15.0 million as a result of the initial application of the standard and will not have a material impact to earnings.

NOTE 2 — Acquisitions

Fiscal 2018 Transactions
During the year ended July 31, 2018, the Company acquired 100% of the voting stock of Autovahinkokeskus Oy (AVK), a salvage auto auction company based in Finland. AVK currently operates facilities in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. The aggregate purchase price of this acquisition totaled $8.9 million, net of cash acquired.
The purchase price allocation for AVK is not final for property and equipment, intangible assets and deferred taxes on acquired intangible assets, and other liabilities, pending the final valuation by the Company. The Company believes any potential changes to its preliminary purchase price allocations will not have a material impact on the Company’s consolidated financial position and results of operations.

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
During the year ended July 31, 2018, the purchase price allocations for NPA and the acquisition of the assets of an excavation company were finalized. As a result, from the preliminary purchase price allocation as of July 31, 2017, goodwill decreased $1.3 million, primarily related to a $1.2 million increase in intangible assets and changes to deferred taxes on acquired intangible assets. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations.

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed for these acquisitions (in thousands):

Allocation of the acquisition:
Accounts receivable and prepaid expenses	$6,583
Vehicle pooling costs	571
Property and equipment	10,903
Inventory	1,067
Intangible assets	72,100
Goodwill	77,990
Liabilities assumed	(8,025)
Noncontrolling interest	(500)
Fair value of net assets and liabilities acquired	$160,689

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

Fiscal 2016 Transactions
The Company made no acquisitions during the year ended July 31, 2016.

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2018	2017
Advance charges receivable	$230,092	$204,097
Trade accounts receivable	125,255	110,189
Other receivables	1,698	1,871
	357,045	316,157
Less: Allowance for doubtful accounts	(5,444)	(4,311)
Accounts receivable, net	$351,601	$311,846

Advance charges receivable represents unbilled amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and members.

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2018	2017	2016
Balance at beginning of year	$4,311	$4,120	$2,988
Charged to costs and expenses	4,255	2,928	3,646
Deductions to bad debt	(3,122)	(2,737)	(2,514)
Balance at end of year	$5,444	$4,311	$4,120

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2018	2017
Transportation and other equipment	$190,900	$120,420
Office furniture and equipment	58,477	51,778
Software	30,680	38,501
Land	762,524	629,826
Buildings and leasehold improvements	610,964	555,525
	1,653,545	1,396,050
Less: Accumulated depreciation and amortization	(490,120)	(451,994)
Property and equipment, net	$1,163,425	$944,056

Depreciation expense on property and equipment was $58.8 million, $39.6 million and $34.2 million for the years ended July 31, 2018, 2017 and 2016, respectively. Amortization expense of software was $5.7 million, $10.6 million and $8.5 million for the years ended July 31, 2018, 2017 and 2016, respectively. During the year ended July 31, 2018 and 2016, the Company retired fully amortized capitalized software of $15.5 million and $29.8 million, respectively, which were no longer being utilized. Additionally, during the year ended July 31, 2017, the Company recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2018	2017
Beginning balance	$340,243	$260,198
Goodwill recorded during the period	(1,839)	79,256
Effect of foreign currency exchange rates	(1,169)	789
Ending balance	$337,235	$340,243

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed during the fourth quarter of fiscal 2018 and 2017 and goodwill was not impaired. As of July 31, 2018 and 2017, the cumulative amount of goodwill impairment losses recognized totaled $21.8 million.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2018	2017	2018	2017	2018	2017	2018	2017
Amortized intangibles:
Covenants not to compete	$1,666	$1,702	$(1,656)	$(1,389)	$10	$313	0	1
Supply contracts and customer relationships	71,787	75,462	(29,601)	(22,248)	42,186	53,214	10	9
Trade names	24,173	23,859	(6,405)	(4,989)	17,768	18,870	1	2
Licenses and databases	9,291	5,385	(4,363)	(1,844)	4,928	3,541	2	3
Intangibles, net	$106,917	$106,408	$(42,025)	$(30,470)	$64,892	$75,938

Aggregate amortization expense on intangible assets was $14.0 million, $6.8 million and $5.8 million for the years ended July 31, 2018, 2017 and 2016, respectively. During the year ended July 31, 2018, the Company recognized a $1.1 million charge primarily related to fully impairing a supply contract in the International segment. Intangible amortization expense for the next five fiscal years based upon July 31, 2018 intangible assets is expected to be as follows:

(In thousands)
2019	$10,455
2020	8,421
2021	5,997
2022	5,939
2023	5,868
Thereafter	28,212
Total future intangible amortization expense	$64,892

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2018	2017
Trade accounts payable	$65,057	$20,626
Accounts payable to sellers	68,660	50,534
Buyer deposits and prepayments	62,443	50,603
Accrued compensation and benefits	37,218	31,173
Accrued insurance	4,376	5,263
Other accrued liabilities	33,190	50,216
Total accounts payable and accrued expenses	$270,944	$208,415

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

The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of July 31, 2018 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 2.09% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2018, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2018. The Company had $231.0 million of outstanding borrowings under the Revolving Loan Facility as of July 31, 2017.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2018, the consolidated total net leverage ratio was 0.21:1. Minimum liquidity as of July 31, 2018 was $1.1 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2018.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2018, the consolidated total net leverage ratio was 0.21:1. Minimum liquidity as of July 31, 2018 was $1.1 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2018.

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

As of July 31, 2018, future payments on the Revolving Loan Facility and Note Purchase Agreement were as follows:

(In thousands)	July 31, (1)
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	400,000
Total future payments	$400,000

(1)
Currently there are no outstanding balances on the Revolving Loan Facility and none are currently expected based on management’s intent of the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

NOTE 9 — Derivatives and Hedging

The Company had entered into two interest rate swaps to exchange its variable interest rate payments commitment for fixed interest rate payments through December 2015. The swaps were designated effective cash flow hedges under ASC 815, Derivatives and Hedging. Each quarter, the Company measured hedge effectiveness using the “hypothetical derivative method” and recorded in earnings any hedge ineffectiveness with the effective portion of the change in fair value recorded in other comprehensive income or loss. The interest rate swaps expired in December 2015. The Company reclassified $0.5 million for the year ended July 31, 2016, out of other comprehensive income into interest expense.

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

NOTE 10 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	July 31, 2018		July 31, 2017
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$130,769	$130,769	$3,498	$3,498
Total Assets	$130,769	$130,769	$3,498	$3,498
Liabilities
Long-term fixed rate debt, including current portion	$381,230	$381,230	$400,908	$400,908
Revolving loan facility	—	—	231,000	231,000
Total Liabilities	$381,230	$381,230	$631,908	$631,908

During the year ended July 31, 2018, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies, Note 2 — Acquisitions, Note 8 — Long-Term Debt, and Note 9 — Derivatives and Hedging.

NOTE 11 — Stockholders’ Equity

General

The Company has authorized the issuance of 400 million shares of common stock, with a par value of $0.0001, of which 233,898,841 shares were issued and outstanding at July 31, 2018. As of July 31, 2018 and 2017, the Company had reserved 25,621,327 and 28,878,913 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,603,741 and 1,788,909 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2018 or 2017, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the we deem appropriate and may be discontinued at any time. For fiscal 2018 and 2017, the Company did not repurchase any shares of its common stock under the program. For fiscal 2016, the Company repurchased 5,877,038 shares of its common stock at a weighted average price of $20.065 per share totaling $117.9 million. As of July 31, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.

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

During fiscal 2018, 2017 and 2016, certain executive officers, members of the Company’s Board of Directors and other employees exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price and federal and state statutory tax withholding requirements. The Company remitted $134.6 million and $15.0 million for the years ended July 31, 2017 and 2016, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2016—Q4	2,260,000	$9.32	821,296	586,304	852,400	$25.65	$15,039
FY 2017—Q1	18,000,000	7.70	5,408,972	5,255,322	7,335,706	25.62	134,615
FY 2018—Q2	80,000	6.54	11,996	—	68,004	43.60	—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 10 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2018, 2017 and 2016 was 185,168; 190,713; and 216,264; respectively. As of July 31, 2018, there were 8,476,333 shares of common stock issued pursuant to the ESPP and 1,603,741 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 32.0 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five-year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2018, 7,823,728 shares were available for grant under the Plan.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service, on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $7.2 million in compensation expenses for these grants in the year ended July 31, 2018 and $7.5 million for the years ended July 31, 2017 and 2016, respectively.

The following table details stock-based payment compensation expense included in the company’s consolidated statements of income:

	Year Ended July 31,
(In thousands)	2018	2017	2016
General and administrative	$19,351	$17,622	$18,194
Yard operations	3,870	3,286	2,670
Total stock-based payment compensation	$23,221	$20,908	$20,864

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2018 and 2017.

A summary of the status of the Company’s non-vested shares and its activity during the year ended July 31, 2018 was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2017	6,667	$5.57
Grants of non-vested shares	2,383	8.88
Vested	(3,376)	5.67
Forfeitures or expirations	(158)	4.89
Non-vested shares at July 31, 2018	5,516	$6.96

Stock option activity for the year ended July 31, 2018 was as follows:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2017	18,774	$17.14	6.48	$269,449
Grants of options	2,383	36.78
Exercises	(3,202)	14.05
Forfeitures or expirations	(158)	20.93
Outstanding as of July 31, 2018	17,797	$20.29	6.19	$660,268

Exercisable as of July 31, 2018	12,281	$17.41	5.51	$490,951

Vested and expected to vest as of July 31, 2018	17,232	$20.06	6.13	$643,206

As required by ASC 718, Compensation — Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2018 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2018. The aggregate intrinsic value of options exercised was $111.5 million, $366.7 million and $53.6 million in the years ended July 31, 2018, 2017 and 2016, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2018, the total compensation cost related to non-vested stock-based payment awards granted to employees under the Company’s stock option plans but not yet recognized was $30.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.51 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2018, 2017 and 2016 was $19.1 million, $18.6 million and $21.0 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2018:

(In thousands, except per share amounts)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$8.19–$17.64	1,789	3.30	$11.44	1,726	$11.25
$17.73–$17.81	9,451	5.75	17.79	7,526	17.80
$18.06–$18.61	2,770	6.06	18.33	2,088	18.29
$18.84–$50.30	3,787	8.74	32.14	941	23.73
Outstanding and exercisable as of July 31, 2018	17,797	6.19	$20.29	12,281	$17.41

NOTE 12 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2018	2017	2016
U.S.	$501,961	$385,526	$339,013
International	60,550	54,574	56,852
Total income before taxes	$562,511	$440,100	$395,865

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2018	2017	2016
Federal:
Current	$109,804	$12,752	$103,127
Deferred	17,094	20,094	7,019
	126,898	32,846	110,146
State:
Current	9,100	1,659	5,347
Deferred	(111)	499	151
	8,989	2,158	5,498
International:
Current	8,820	11,468	10,855
Deferred	(203)	(633)	(994)
	8,617	10,835	9,861
Income tax expense	$144,504	$45,839	$125,505

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2018	2017	2016
Federal statutory rate	26.9%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3%	1.3%	0.9%
International rate differential	(0.8)%	(1.8)%	(1.8)%
Compensation and fringe benefits (1)	(3.5)%	(24.3)%	(3.6)%
Provisional transition tax	2.2%	—%	—%
Deferred tax remeasurement	(0.8)%	—%	—%
Other differences	0.4%	0.2%	1.2%
Effective tax rate	25.7%	10.4%	31.7%

(1)
Included in the compensation and fringe benefits rate reconciliation is the impact of the Company’s adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this standard, all excess tax benefits and tax deficiencies related to exercises of stock options are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$1,068	$1,177
Accrued compensation and benefits	17,704	26,621
State taxes	580	215
Accrued other	1,930	2,684
Deferred revenue	929	(371)
Property and equipment	—	9,405
Losses carried forward	3,065	3,688
Federal tax benefit	6,441	10,542
Total gross deferred tax assets	31,717	53,961
Less: Valuation allowance	(4,592)	(6,455)
Net deferred tax assets	27,125	47,506
Deferred tax liabilities:
Vehicle pooling costs	(6,523)	(9,590)
Property and equipment	(14,147)	—
Prepaid insurance	(708)	(1,333)
Intangibles and goodwill	(25,010)	(38,580)
Total gross deferred tax liabilities	(46,388)	(49,503)
Net deferred tax liabilities	$(19,263)	$(1,997)

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2018	2017
U.S. current liabilities	$—	$(92)
U.S. non-current (liabilities) assets	(16,018)	1,054
International non-current liabilities	(3,245)	(2,959)
Net deferred tax liabilities	$(19,263)	$(1,997)

As of July 31, 2018 and 2017, the Company had foreign operating losses and a U.S. federal tax credit carryforward of $3.8 million and $5.5 million, respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward from a minimum of eight years to indefinitely. If not used, those foreign operating losses would start to expire after 2023. The U.S. federal related tax credit, if not used, would start to expire after 2026.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2018 and 2017 was $4.6 million and $6.5 million, respectively. The valuation allowance for deferred tax assets primarily related to operating losses in certain international jurisdictions and certain tax credits that are unlikely to be realized.

As of July 31, 2018 and 2017, if recognized, the portion of liabilities for unrecognized tax benefits that would favorably affect the Company’s effective tax rate was $16.0 million and $13.0 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits:

	July 31,
(In thousands)	2018	2017	2016
Beginning balance	$19,269	$20,715	$17,428
Increases related to current year tax position	5,169	2,807	4,311
Prior year tax positions:
Prior year increase	554	2,694	1,120
Prior year decrease	(2,079)	(3,605)	—
Cash settlement	(519)	(1,123)	(412)
Lapse of statute of limitations	(1,072)	(2,219)	(1,732)
Ending balance	$21,322	$19,269	$20,715

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2018, 2017 and 2016, the Company had accrued interest and penalties related to unrecognized tax benefits of $6.0 million, $5.3 million and $4.9 million, respectively.

The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years 2013 to 2016. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Company’s effective income tax rates were 25.7%, 10.4%, and 31.7% for fiscal 2018, 2017 and 2016, respectively. The tax rates in the prior years were impacted primarily from the result of recognizing excess tax benefits from the exercise of employee stock options of $21.3 million, $107.6 million and $14.7 million, for the years ended July 31, 2018, 2017 and 2016, respectively. The effective tax rate was computed based on a reduced blended U.S. federal corporate tax rate of 26.9% for the fiscal year ending July 31, 2018, and included the effects of the Tax Cuts and Jobs Act.

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

The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amount recorded for the Transition Tax is a provisional amount based on the Company’s estimates. The Company expects to complete the accounting for these impacts of the Tax Act in the fiscal quarter ending January 31, 2019 as it finalizes its cumulative earnings and profits of its foreign subsidiaries and receives additional guidance from the IRS pertaining to the Tax Act. The impacts of additional guidance and changes in estimates related to the effects of the Tax Act, if any, will be recorded in the period the additional guidance or information is available. The Company recognized a provisional net tax charge of $10.6 million during the three months ended January 31, 2018. Subsequently it was raised to $12.4 million in the three months ended July 31, 2018, as more IRS guidance was released with respect to the calculation of the Transition Tax.

The Company re-measured deferred tax assets and liabilities based on the U.S. statutory income tax rate. In the three months ended January 31, 2018, a $0.6 million tax benefit was initially recorded. The tax benefit was further increased to $4.3 million in the three months ended July 31, 2018.

The Tax Act contains Global Intangible Low-Taxed Income (“GILTI”) rules, which first impact the Company in fiscal year 2019. Under the GILTI rules certain income earned by the Company's foreign subsidiaries is subject to current U.S. taxation. The Company is continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat future U.S. tax generated by the GILTI rules as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not recorded any amounts related to potential GILTI tax in its financial statements and will make an accounting policy election after it completes its evaluation of the GILTI rules and the application of ASC 740.

The Tax Act eliminated any additional federal tax upon repatriation of outside basis difference primarily resulted from undistributed foreign earnings; however, those undistributed earnings may still be subject to foreign withholding taxes if they are repatriated. As of July 31, 2018, the Company's foreign subsidiaries have accumulated undistributed earnings of $160.0 million. No deferred tax liability has been recognized for the repatriation of these earnings or any residual outside basis difference as the Company intends to permanently reinvest them.

During the year ended July 31, 2018, the Company repatriated $93.9 million of earnings that will be considered previously taxed, from the U.K. to the U.S. and concluded that there were no material additional taxes incurred.

During the year ended July 31, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacted the accounting for share-based payments, including income tax consequences, classification of awards and the classification on the consolidated statements of cash flows. As of July 31, 2018, 2017 and 2016 the Company recognized excess tax benefits of $21.3 million, $107.6 million and $14.7 million, respectively, as a reduction to tax expense in the consolidated statements of income.

NOTE 13 — Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2018	2017	2016
Weighted average common shares outstanding	231,793	228,686	228,846
Effect of dilutive securities — stock options	10,084	8,333	15,449
Weighted average common and dilutive potential common shares outstanding	241,877	237,019	244,295

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 4,788,004; 3,058,808; and 11,594,014 options to purchase the Company’s common stock for the years ended July 31, 2018, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive. During the year ended July 31, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which caused an impact on dilutive potential common shares outstanding, as the Company excluded the excess tax benefits and deficiencies from the proceeds portion of the diluted earnings per share calculations as they are no longer recorded in equity, which caused dilutive potential common shares outstanding to increase for all periods in fiscal 2016.

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

The following tables present financial information by segment:

	Year Ended July 31, 2018
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$1,491,022	$314,673	$1,805,695
Yard operations	730,865	116,003	846,868
Cost of vehicle sales	101,130	95,331	196,461
General and administrative	144,140	32,750	176,890
Impairment of long-lived assets	—	1,131	1,131
Operating income	514,887	69,458	584,345
Interest (expense) income, net	(19,996)	921	(19,075)
Other income, net	(3,285)	526	(2,759)
Intercompany income (expense)	10,355	(10,355)	—
Income before income tax expense	501,961	60,550	562,511
Income tax expense	136,136	8,368	144,504
Net income	$365,825	$52,182	$418,007

Depreciation and amortization	$67,779	$10,819	$78,598
Capital expenditures, including acquisitions	255,868	40,829	296,697
Total assets	1,856,058	451,640	2,307,698
Goodwill	256,434	80,801	337,235

	Year Ended July 31, 2017
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$1,193,188	$254,793	$1,447,981
Yard operations	585,587	92,814	678,401
Cost of vehicle sales	61,484	76,068	137,552
General and administrative	130,392	20,972	151,364
Impairment of long-lived assets	19,365	—	19,365
Operating income	396,360	64,939	461,299
Interest (expense) income, net	(23,373)	1,000	(22,373)
Other income, net	(10)	1,184	1,174
Intercompany income (expense)	12,549	(12,549)	—
Income before income tax expense	385,526	54,574	440,100
Income tax expense	34,985	10,854	45,839
Net income	$350,541	$43,720	$394,261

Depreciation and amortization	$47,507	$9,493	$57,000
Capital expenditures, including acquisitions	317,646	15,344	332,990
Total assets	1,514,018	468,483	1,982,501
Goodwill	259,162	81,081	340,243

	Year Ended July 31, 2016
(In thousands)	United States	International	Total
Total service revenues and vehicle sales	$1,016,036	$252,413	$1,268,449
Yard operations	494,146	88,758	582,904
Cost of vehicle sales	55,866	85,093	140,959
General and administrative	118,315	19,801	138,116
Operating income	347,709	58,761	406,470
Interest (expense) income, net	(23,178)	1,021	(22,157)
Other income, net	1,216	10,336	11,552
Intercompany income (expense)	13,266	(13,266)	—
Income before income tax expense	339,013	56,852	395,865
Income tax expense	115,667	9,838	125,505
Net income	$223,346	$47,014	$270,360

Depreciation and amortization	$39,083	$9,492	$48,575
Capital expenditures, including acquisitions	153,451	20,466	173,917
Total assets	1,249,755	400,065	1,649,820
Goodwill	179,906	80,292	260,198

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

The future minimum lease commitments for the next five fiscal years, under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year were as follows:

Years Ending July 31, (In thousands)	Capital Leases	Operating Leases
2019	$966	$29,773
2020	30	22,471
2021	13	18,515
2022	—	13,782
2023	—	11,680
Thereafter	—	54,068
Subtotal	1,009	150,289
Less: Amount relating to interest	(29)	—
Total	$980	$150,289

Facilities rental expense for the years ended July 31, 2018, 2017 and 2016 was $45.6 million, $26.8 million and $21.6 million, respectively. Yard operations equipment rental expense for the years ended July 31, 2018, 2017 and 2016 was $2.8 million, $2.9 million and $3.1 million, respectively.

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $17.3 million at July 31, 2018, which are primarily used to secure certain insurance obligations.

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

On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT). The suit arose out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The case was tried in April and May 2018. On May 22, 2018, the jury returned a verdict for the Company on its fraud claim against KPIT for $4.7 million, and on its professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against the Company for $4.9 million.

In a September 10, 2018, post-trial order, the Court reduced the Company’s professional negligence award to $9.1 million, found KPIT liable under California’s Unfair Competition Law (UCL) for fraudulent and unfair conduct and held that the Company could recover restitution of $6.3 million if the Company chooses to forego its fraud and professional negligence damages, found that the Company was not entitled to restitution on its unjust enrichment claim, and awarded KPIT prejudgment interest on its implied covenant counterclaim starting from December 26, 2016. Further post-trial proceedings are expected in this lawsuit, including the determination of the Company’s right to prejudgment interest on its successful claims.

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

During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the DOR filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. The Company opposed the DOR’s motion and is awaiting a decision by the Court regarding the DOR’s motion.

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

NOTE 17 — Related Party Transactions

During the year ended July 31, 2016, the Company acquired interest in a partnership which was partially owned by an executive and which held the lease on property where the Company is operating a facility and totaled $2.0 million.

There were no amounts due to or from related parties as of July 31, 2018 and 2017 that are not separately or previously disclosed.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $0.9 million for the years ended July 31, 2018, 2017 and $0.8 million for the year ended July 31, 2016, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $0.7 million, for the years ended July 31, 2018 and 2017, and $0.6 million for the year ended July 31, 2016, related to this plan.

NOTE 19 — Quarterly Financial Information (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2018 (In thousands, except per share data)	First	Second	Third	Fourth
Total revenue	$419,168	$459,106	$478,198	$449,223
Gross profit	163,264	191,609	219,068	188,425
Operating income	123,942	150,947	174,619	134,837
Income before income taxes	114,128	144,438	171,216	132,729
Net income attributable to Copart, Inc.	77,515	103,256	127,348	109,748
Basic net income per common share	$0.34	$0.45	$0.55	$0.47
Diluted net income per common share	$0.32	$0.43	$0.52	$0.45

	Fiscal Quarter
Fiscal Year 2017 (In thousands, except per share data)	First	Second	Third	Fourth
Total revenue	$345,991	$349,532	$373,862	$378,596
Gross profit	145,293	146,765	172,505	167,465
Operating income	104,824	108,880	136,788	110,807
Income before income taxes	102,534	100,099	131,088	106,379
Net income attributable to Copart, Inc.	167,280	66,066	90,546	70,335
Basic net income per common share	$0.74	$0.29	$0.39	$0.31
Diluted net income per common share	$0.70	$0.28	$0.38	$0.30

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 2	December 22, 2016
3.3		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3	December 22, 2016
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Credit Agreement dated as of December 14, 2010 by and between the Registrant and Bank of America, N.A.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 15, 2010
10.7	*	Amendment to Credit Agreement between the Registrant and Bank of America, N.A., dated as of September 29, 2011	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	October 4, 2011
10.8	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13	August 3, 2006
10.9	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.10	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.11		Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.12		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 4, 2014
10.13		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 4, 2014
10.14		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.15	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.16	*
Form of Copart, Inc. Stand-Alone Stock Option Award Agreement for grant of options to purchase 2,000,000 and 1,500,000 shares of the Registrant’s common stock to A. Jayson Adair and Vincent W. Mitz, respectively.
			Registration Statement on Form S-8 (File No. 333-193244), Exhibit No. 4.2	January 9, 2014
10.17	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and A. Jayson Adair.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	June 4, 2015
10.18	*	Amended and Restated Stand-Alone Stock Option Award Agreement dated June 2, 2015, between the Registrant and Vincent W. Mitz.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	June 4, 2015
10.19	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.20
First Amendment to Credit Agreement, dated as of March 15, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 17, 2016
10.21
Second Amendment to Credit Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2016
10.22		First Amendment to Note Purchase Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto and the purchasers party thereto.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	July 27, 2016
14.01		Code of Ethics for Principal Executive and Senior Financial Officers	Annual Report on Form 10-K (File No. 000-23254), Exhibit No. 14-01	October 17, 2003

Incorporated by reference herein
Exhibit Number		Description	Form	Date
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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