Form 10-Q
period 2018-10-31
COPART INC
filed 2018-11-29
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2018
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from      to
Commission file number: 000-23255
COPART, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
14185 Dallas Parkway, Suite 300, Dallas, Texas 75254
(Address of principal executive offices, including zip code)
(972) 391-5000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 28, 2018, 234,015,480 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2018

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2018	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$320,309	$274,520
Accounts receivable, net	336,004	351,601
Vehicle pooling costs	70,598	34,284
Inventories	19,734	16,734
Income taxes receivable	24	15,312
Prepaid expenses and other assets	16,553	16,665
Total current assets	763,222	709,116
Property and equipment, net	1,188,088	1,163,425
Intangibles, net	62,897	64,892
Goodwill	335,120	337,235
Deferred income taxes	468	470
Other assets	31,993	32,560
Total assets	$2,381,788	$2,307,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$235,982	$270,944
Deferred revenue	4,934	4,488
Income taxes payable	12,893	673
Current portion of revolving loan facility and capital lease obligations	999	1,151
Total current liabilities	254,808	277,256
Deferred income taxes	23,815	19,733
Income taxes payable	29,254	27,277
Long-term debt, revolving loan facility and capital lease obligations, net of discount	398,642	398,747
Other liabilities	3,509	3,586
Total liabilities	710,028	726,599
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 234,008,162 and 233,898,841 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	534,108	526,858
Accumulated other comprehensive loss	(115,646)	(107,928)
Retained earnings	1,253,275	1,162,146
Total stockholders’ equity	1,671,760	1,581,099
Total liabilities and stockholders’ equity	$2,381,788	$2,307,698

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2018	2017
Service revenues and vehicle sales:
Service revenues	$394,806	$374,125
Vehicle sales	66,562	45,043
Total service revenues and vehicle sales	461,368	419,168
Operating expenses:
Yard operations	207,694	217,607
Cost of vehicle sales	57,756	38,297
General and administrative	44,478	39,322
Total operating expenses	309,928	295,226
Operating income	151,440	123,942

Other (expense) income:
Interest expense	(4,651)	(5,595)
Interest income	960	197
Other income (expense), net	1,037	(4,416)
Total other expenses	(2,654)	(9,814)
Income before income taxes	148,786	114,128
Income tax expense	34,703	36,568
Net income	114,083	77,560
Net income attributable to noncontrolling interest	—	45
Net income attributable to Copart, Inc.	$114,083	$77,515

Basic net income per common share	$0.49	$0.34
Weighted average common shares outstanding	233,888	230,694

Diluted net income per common share	$0.47	$0.32
Diluted weighted average common shares outstanding	244,826	238,791
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2018	2017
Comprehensive income, net of tax:
Net income	$114,083	$77,560
Other comprehensive income:
Foreign currency translation adjustments	(7,718)	(1,480)
Comprehensive income	106,365	76,080
Comprehensive income attributable to noncontrolling interest	—	45
Comprehensive income attributable to Copart, Inc.	$106,365	$76,035

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$114,083	$77,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	21,978	16,012
Allowance for doubtful accounts	128	547
Equity in losses of unconsolidated affiliates	(184)	(109)
Stock-based compensation	6,021	5,306
(Gain) loss on sale of property and equipment	(102)	4,460
Deferred income taxes	(888)	2,759
Changes in operating assets and liabilities:
Accounts receivable	(29,270)	(55,904)
Vehicle pooling costs	(10,313)	(6,568)
Inventories	(3,268)	36
Prepaid expenses and other current assets	(73)	(62)
Other assets	687	(2,420)
Accounts payable and accrued liabilities	(20,611)	22,213
Deferred revenue	467	166
Income taxes receivable	15,286	6,272
Income taxes payable	14,177	23,460
Other liabilities	(435)	(368)
Net cash provided by operating activities	107,683	93,360
Cash flows from investing activities:
Purchases of property and equipment	(62,336)	(41,484)
Proceeds from sale of property and equipment	810	2,019
Purchase of assets in connection with acquisitions	—	123
Net cash used in investing activities	(61,526)	(39,342)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,229	9,253
Payments for employee stock-based tax withholdings	(2)	(3)
Net repayments on revolving loan facility	—	(49,000)
Net cash provided by (used in) financing activities	1,227	(39,750)
Effect of foreign currency translation	(1,595)	(122)
Net increase in cash and cash equivalents	45,789	14,146
Cash and cash equivalents at beginning of period	274,520	210,100
Cash and cash equivalents at end of period	$320,309	$224,246
Supplemental disclosure of cash flow information:
Interest paid	$4,525	$5,496
Income taxes paid, net of refunds	$6,053	$4,167
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2018
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (the Company) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (VB3) internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (U.S.), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (U.A.E.), Oman, Bahrain, and Spain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (U.K.) and Germany, the Company operates both as an agent and on a principal basis, in some cases purchasing the salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of October 31, 2018 and July 31, 2018, its consolidated statements of income and comprehensive income for the three months ended October 31, 2018 and 2017, and its cash flows for the three months ended October 31, 2018 and 2017. Interim results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2019. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiaries. The Company also had a 59.5% voting interest in a company, which was acquired as part of the Cycle Express, LLC acquisition (“majority-owned subsidiary”), which provided various repossession services for the powersports auction industry. The noncontrolling interest consisted of a 40.5% outside voting interest in the majority-owned subsidiary. Net income or loss of the majority-owned subsidiary was allocated to the members’ interests in accordance with the operating agreement. During the year ended July 31, 2018, the Company sold the majority-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; income taxes; revenue recognition; stock-based compensation; purchase price allocations; and contingencies. Actual results could differ from these estimates.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which superseded the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”). ASC 606 revised the timing of revenue recognition based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On August 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning August 1,

2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.
Under the new standard, the Company concluded its primary performance obligation is the auctioning of consigned vehicles through an online auction process. Upon adoption of ASC 606, service revenue and vehicle sales revenue are recognized at the date the vehicles are sold at auction, excluding annual registration fees. This timing of revenue recognition under ASC 606 represents a change in the timing of revenue recognition for certain service revenues, such as inbound transportation and titling fees, which were recognized under ASC 605 prior to auction, when the services were performed. Under ASC 606, costs to prepare the vehicles for auction, including inbound transportation costs and titling fees, are deferred and recognized at the time of revenue recognition at auction. The Company calculated the impact of the adoption on the consolidated financial statements, which resulted in a decrease to opening retained earnings, net of tax, as of August 1, 2018, of $23.0 million as a result of the initial application of the standard and did not have a material impact to earnings for the three months ended October 31, 2018. This retained earnings impact related to adjustments to accounts receivable, vehicle pooling costs and deferred taxes upon adoption of the standard.
There were no contract liabilities on the consolidated balance sheets at October 31, 2018. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.
Service revenues
The Company’s service revenue consists of auction and auction related sales transaction fees charged for vehicle remarketing services. Within this revenue category, the Company’s primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from the Company’s facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. The Company does not take ownership of these consigned vehicles, which are stored at the Company’s facilities located throughout the U.S. and at its international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.
The Company identified a separate performance obligation related to providing access to its online auction platform. The Company charges members an annual registration fee for the right to participate in its online auctions and access the Company’s bidding platform. Under the new standard, this fee will continue to be recognized ratably over the term of the arrangement, generally one year, as each day of access to the online auction platform represents the best depiction of the transfer of the service.
No provision for returns has been established, as all sales are final with no right of return or warranty, although the Company provides for bad debt expense in the case of non-performance by its buyers or sellers.

	Three Months Ended October 31, 2018			Three Months Ended October 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$343,573	$51,233	$394,806	$331,391	$42,734	$374,125
Vehicle sales
Certain vehicles are purchased and remarketed on the Company’s own behalf. The Company identified a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Under the new standard, vehicle sales revenue will continue to be recognized on the auction date. As the Company acts as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Three Months Ended October 31, 2018			Three Months Ended October 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Vehicle sales	$27,636	$38,926	$66,562	$19,714	$25,329	$45,043

Contract assets
The Company capitalizes certain contract assets related to obtaining a contract, where the amortization period for the related asset is greater than one year. These assets are amortized over the expected life of the customer relationship. Contract assets are classified as current or long-term other assets, based on the timing of when the Company expects to recognize the related revenues and are amortized as an offset to the associated revenues on a straight-line basis. The Company assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The contract asset costs where the amortization period for the related asset is one year or less are expensed as incurred and recorded within general and administrative expenses in the accompanying statements of income.
The change in the carrying amount of contract assets was as follows (in thousands):

Balance as of July 31, 2018	$11,840
Costs amortized during the period	(1,669)
Effect of foreign currency exchange rates	(181)
Balance as of October 31, 2018	$9,990
Vehicle Pooling Costs
The Company defers costs that relate directly to the fulfillment of its contracts associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing. Upon the adoption of ASC 606, the Company began deferring the inbound transportation costs and titling fees directly associated with the vehicles within its vehicle pooling costs. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis. Given the fixed cost nature of the Company’s business, there are no direct correlations for increases in expenses or units processed on vehicle pooling costs.
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Loss on foreign currency translation	(7,252)
Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(7,718)
Cumulative loss on foreign currency translation as of October 31, 2018	$(115,646)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of October 31, 2018 and July 31, 2018, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 – Long-Term Debt, and Note 5 – Fair Value Measures.
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
Total gross capitalized software as of October 31, 2018 and July 31, 2018 was $32.7 million and $30.7 million, respectively. Accumulated amortization expense related to software as of October 31, 2018 and July 31, 2018 totaled $16.3 million and $16.0 million, respectively.
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
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2018	July 31, 2018
Advance charges receivable	$260,459	$230,092
Trade accounts receivable	79,229	125,255
Other receivables	1,870	1,698
	341,558	357,045
Less: Allowance for doubtful accounts	(5,554)	(5,444)
Accounts receivable, net	$336,004	$351,601
Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. As advance charges are recovered within one year, the Company has not adjusted the amount of consideration received from the customer for a significant financing component. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.
NOTE 3 – Long-Term Debt
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
On March 15, 2016, the Company entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provided for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (the “Incremental Term Loan”) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan and decreased the quarterly amortization payments for that loan to $7.5 million per quarter. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The Company borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2018 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 2.26% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2018, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2018 and July 31, 2018, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2018, the consolidated total net leverage ratio was 0.13:1. Minimum liquidity as of October 31, 2018 was $1.1 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2018.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2018, the consolidated total net leverage ratio was 0.13:1. Minimum liquidity as of October 31, 2018 was $1.1 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2018.
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
NOTE 4 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2018	July 31, 2018
Amortized intangibles:
Covenants not to compete	$1,668	$1,666
Supply contracts & customer relationships	73,105	71,787
Trade name	24,092	24,173
Licenses and databases	9,341	9,291
Accumulated amortization	(45,309)	(42,025)
Net intangibles	$62,897	$64,892
Aggregate amortization expense on amortizable intangible assets was $2.9 million and $3.8 million for the three months ended October 31, 2018 and 2017, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2018	$337,235
Effect of foreign currency exchange rates	(2,115)
Balance as of October 31, 2018	$335,120

NOTE 5 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	October 31, 2018		July 31, 2018
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$191,653	$191,653	$130,769	$130,769
Total Assets	$191,653	$191,653	$130,769	$130,769
Liabilities
Long-term fixed rate debt, including current portion	$376,970	$376,970	$381,230	$381,320
Total Liabilities	$376,970	$376,970	$381,230	$381,320

During the three months ended October 31, 2018, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 3 – Long-Term Debt.
NOTE 6 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2018	2017
Weighted average common shares outstanding	233,888	230,694
Effect of dilutive securities - stock options	10,938	8,097
Weighted average common and dilutive potential common shares outstanding	244,826	238,791
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 35,000 and 2,190,504 options to purchase the Company’s common stock for the three months ended October 31, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.
NOTE 7 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2018:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2018	17,797	$20.29	6.19	$660,268
Grants of options	—	—
Exercises	(62)	19.93
Forfeitures or expirations	(37)	19.10
Outstanding as of October 31, 2018	17,698	$20.29	5.91	$506,512
Exercisable as of October 31, 2018	13,387	$18.06	5.38	$412,993
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 17,663,150 at October 31, 2018.
The table below sets forth the stock-based compensation recognized by the Company:

	Three Months Ended October 31,
(In thousands)	2018	2017
General and administrative	$4,989	$4,454
Yard operations	1,032	852
Total stock-based compensation	$6,021	$5,306

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five-year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. Each option will become fully vested, assuming continued service by Mr. Adair and Mr. Mitz on April 15, 2019 and December 16, 2018, respectively. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $1.9 million and $1.8 million in compensation expenses for these grants in the three months ended October 31, 2018 and 2017, respectively.
NOTE 8 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2018 or 2017. As of October 31, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted no amounts for the three months ended October 31, 2018 and 2017, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Individuals	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2018—Q2	80,000	$6.54	11,996	—	68,004	$43.60	$—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

NOTE 9 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed. Provisional amounts must be adjusted within one year from the enactment date of the Act. As of July 31 2018, the Company recorded a $12.4 million provisional Transition Tax charge. No adjustment to the provisional Transition Tax charge was made in the first quarter of fiscal year 2019. The Company has not finalized its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amount recorded for the Transition Tax is a provisional amount based on the Company’s estimates. The Company will complete the accounting for these impacts of the Tax Act in its second quarter ending January 31, 2019. The Company continues to gather information and analyze available guidance to more precisely compute the amount of the Transition Tax.
The Act reduced the U.S. federal statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which resulted in a fiscal year 2018 U.S. federal statutory tax rate of 26.9%. The Company’s U.S. federal statutory tax rate for fiscal year 2019 is 21.0%.
The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has not completed the accounting for GILTI, nor has made the accounting policy decision regarding whether to record deferred taxes or expense taxes as incurred on GILTI. The Company expects to complete the accounting for GILTI within the prescribed measurement period.
The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s provisional estimate for both GILTI and FDII did not materially impact the effective income tax rate or income tax expense for the three months ended October 31, 2018.
As of October 31, 2018, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $29.3 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2013 and 2017. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company’s effective income tax rates were 23.3% and 32.0% for the three months ended October 31, 2018 and 2017, respectively. The effective tax rate for the three months ended October 31, 2018 was calculated based on the 21.0% U.S. federal statutory rate. For the three months ended October 31, 2017, a 35.0% rate was used, as the Act was enacted afterwards. The effective tax rates in the current and prior year were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $0.2 million and $3.8 million for the three months ended October 31, 2018 and 2017, respectively.
NOTE 10 – Recent Accounting Pronouncements
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
Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017 and was effective for the Company beginning with the first quarter of fiscal year 2019. ASU 2014-09 allows adoption with either retrospective application to each period presented, or modified retrospective application, with the cumulative effect recognized as of the date of initial application. The Company used the modified retrospective application with the cumulative effect as its transition method.
Upon adoption, service revenue and vehicle sales revenue are recognized at the date the vehicles are sold at auction. This timing of revenue recognition under ASU 2014-09 is consistent with the Company’s previous policy under ASC 605 for most service and vehicle sales revenue. However, the adoption represents a change in the timing of revenue recognition for certain service revenues, such as inbound transportation and titling fees, which were previously recognized under ASC 605 when the services were performed, which generally occurred prior to auction. Related costs to prepare the vehicles for auction, including inbound transportation and titling, are deferred and recognized at the time of revenue recognition. This change resulted in a decrease to beginning retained earnings as of August 1, 2018, of $23.0 million as a result of the initial application of the standard and did not have a material impact to earnings.
On August 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning August 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset, other than inventory. This ASU is effective for annual and interim periods within those annual periods beginning after December 15, 2017, and is required to be adopted using a modified retrospective approach; however early adoption is permitted. The Company’s adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated results of operations and financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company’s adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated results of operations and financial position.

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
On November 1, 2013, the Company filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. The Company sought compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arose out of the Company’s September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for the Company. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against the Company in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT sought compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, the Company amended its complaint to include claims that KPIT stole certain intellectual property owned by the Company and acted negligently in its provision of services. The case was tried in April and May 2018. On May 22, 2018, the jury returned a verdict for the Company on its fraud claim against KPIT for $4.7 million, and on its professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against the Company for $4.9 million.
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
During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the DOR filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. On

November 16, 2018, the Georgia Tax Tribunal denied the DOR’s motion for summary judgment with regard to substantially all of the amount at issue. A trial is expected to take place in 2019.
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
During the three months ended October 31, 2018, the purchase price allocation for AVK was finalized. In accordance with ASC 805, any adjustments to the fair value of acquired assets and liabilities that occur subsequent to the measurement period will be reflected in the Company’s results of operations. There were no acquisitions during the three months ended October 31, 2017.
This acquisition did not result in a significant change in the Company’s consolidated results of operations individually or in the aggregate; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition date.

NOTE 13 – Segments and Other Geographic Reporting
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
The following table presents financial information by segment:

	Three Months Ended October 31, 2018			Three Months Ended October 31, 2017
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$343,573	$51,233	$394,806	$331,391	$42,734	$374,125
Vehicle sales	27,636	38,926	66,562	19,714	25,329	45,043
Total service revenues and vehicle sales	371,209	90,159	461,368	351,105	68,063	419,168
Yard operations	177,642	30,052	207,694	192,833	24,774	217,607
Cost of vehicle sales	25,943	31,813	57,756	18,760	19,537	38,297
General and administrative	37,332	7,146	44,478	33,493	5,829	39,322
Operating income	130,292	21,148	151,440	106,019	17,923	123,942
Interest (expense) income, net	(3,814)	123	(3,691)	(5,488)	90	(5,398)
Other income (expense), net	625	412	1,037	(4,111)	(305)	(4,416)
Intercompany income (expense)	1,411	(1,411)	—	2,304	(2,304)	—
Income before income taxes	128,514	20,272	148,786	98,724	15,404	114,128
Income tax expense	30,466	4,237	34,703	33,585	2,983	36,568
Net income	$98,048	$16,035	$114,083	$65,139	$12,421	$77,560

Depreciation and amortization	$19,392	$2,477	$21,869	$13,529	$2,373	$15,902
Capital expenditures	35,253	27,083	62,336	38,905	2,456	41,361

	October 31, 2018			July 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,934,693	$447,095	$2,381,788	$1,856,058	$451,640	$2,307,698
Goodwill	256,434	78,686	335,120	256,434	80,801	337,235

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
We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies, or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.
In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, Bahrain, and Spain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K. and Germany, we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:
Service and Vehicle Sales Revenue: Our service revenue consists of auction and auction related sales transaction fees charged for vehicle remarketing services. These auction and auction related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged. Purchased vehicle revenue includes the gross sales price of the vehicles which we have purchased or are otherwise considered to own. We have certain contracts with insurance companies, primarily in the U.K., in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.

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
Operating Costs and Expenses: Yard operations expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees), rent, contract vehicle transportation, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, research and development, and marketing expenses.
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
The following table sets forth operational facilities that we have acquired or opened and began operations from August 1, 2017 through October 31, 2018:

Locations	Acquisition or Greenfield	Date	Geographic Service Area
Andrews, Texas (Midland)	Greenfield	August 2017	United States
Exeter, Rhode Island	Greenfield	October 2017	United States
Lumberton, North Carolina	Greenfield	June 2018	United States
Spartanburg, South Carolina	Greenfield	August 2018	United States
Madison, Wisconsin	Greenfield	September 2018	United States
Nobitz, Thuringia (Leipzig)	Greenfield	April 2018	Germany
Mannheim, Rhineland-Palatinate	Greenfield	October 2018	Germany
Belfast, Northern Ireland	Greenfield	April 2018	United Kingdom
Espoo, Finland	Acquisition	March 2018	Finland
Pirkkala, Finland	Acquisition	March 2018	Finland
Oulu, Finland	Acquisition	March 2018	Finland
Turku, Finland	Acquisition	March 2018	Finland
Curitiba, Paraná	Greenfield	September 2018	Brazil
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
In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets; (ii) pursuing national and regional vehicle seller agreements; (iii) increasing our service offerings; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
	2018	2017
Service revenues and vehicle sales:
Service revenues	86%	89%
Vehicle sales	14%	11%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	45%	52%
Cost of vehicle sales	12%	9%
General and administrative	10%	9%
Total operating expenses	67%	70%
Operating income	33%	30%
Other expense	(1)%	(2)%
Income before income taxes	32%	28%
Income taxes	7%	9%
Net income	25%	19%
Comparison of the Three Months Ended October 31, 2018 and 2017
The following table presents a comparison of service revenues for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
Service revenues
United States	$343,573	$331,391	$12,182	3.7%
International	51,233	42,734	8,499	19.9%
Total service revenues	$394,806	$374,125	$20,681	5.5%
Service Revenues. The increase in service revenues during the three months ended October 31, 2018 of $20.7 million, or 5.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $12.2 million and (ii) an increase in International of $8.5 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $1.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $10.2 million was driven primarily by increased volume.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
Vehicle sales
United States	$27,636	$19,714	$7,922	40.2%
International	38,926	25,329	13,597	53.7%
Total vehicle sales	$66,562	$45,043	$21,519	47.8%

Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2018 of $21.5 million, or 47.8%, as compared to the same period last year resulted from (i) an increase in International of $13.6 million and (ii) an increase in the U.S. of $7.9 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a detrimental impact of $0.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $14.2 million was primarily the result of higher average auction selling prices and an increase in volume.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
Yard operations expenses
United States	$177,642	$192,833	$(15,191)	(7.9)%
International	30,052	24,774	5,278	21.3%
Total yard operations expenses	$207,694	$217,607	$(9,913)	(4.6)%

Yard operations expenses, excluding depreciation and amortization
United States	$162,678	$184,244	$(21,566)	(11.7)%
International	27,831	22,827	5,004	21.9%

Yard depreciation and amortization
United States	$14,964	$8,590	$6,374	74.2%
International	2,221	1,946	275	14.1%
Yard Operations Expenses. The decrease in yard operations expense for the three months ended October 31, 2018 of $9.9 million, or 4.6%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $15.2 million, primarily from abnormal Hurricane Harvey cost in the same period last year, partially offset by an increase in the cost to process each car and growth in volume; and partially offset by (ii) an increase in International of $5.3 million, primarily from an increase in the cost to process each car, growth in volume, and partially offset by the beneficial impact of $0.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. The increase in the cost to process each car in the same period last year in the U.S. relates to the negative impact of abnormal costs of $35.8 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs did not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
Cost of vehicle sales
United States	$25,943	$18,760	$7,183	38.3%
International	31,813	19,537	12,276	62.8%
Total cost of vehicle sales	$57,756	$38,297	$19,459	50.8%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2018 of $19.5 million, or 50.8%, as compared to the same period last year resulted from (i) an increase in International of $12.3 million and (ii) an increase in the U.S. of $7.2 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold. Excluding the beneficial impact of $0.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $12.8 million was primarily the result of higher average purchase prices and an increase in volume.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
General and administrative expenses
United States	$37,332	$33,493	$3,839	11.5%
International	7,146	5,829	1,317	22.6%
Total general and administrative expenses	$44,478	$39,322	$5,156	13.1%

General and administrative expenses, excluding depreciation and amortization
United States	$32,904	$28,555	$4,349	15.2%
International	6,890	5,401	1,489	27.6%

General and administrative depreciation and amortization
United States	$4,428	$4,939	$(511)	(10.3)%
International	256	427	(171)	(40.0)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2018 of $5.2 million, or 13.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $3.8 million and (ii) an increase in International of $1.3 million. Excluding depreciation and amortization, the increase in the U.S. of $4.3 million resulted primarily from supporting our continued growth initiatives, as well as certain litigation costs and the increase in International of $1.5 million resulted primarily from the expansion of our European businesses. The decrease in depreciation and amortization expenses for the three months ended October 31, 2018 as compared to the same period last year resulted primarily from certain technology and intangible assets becoming fully amortized in the U.S.
The following table summarizes total other expenses and income taxes for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
Total other expenses	(2,654)	(9,814)	7,160	(73.0)%
Income taxes	34,703	36,568	(1,865)	(5.1)%
Other Expenses. The decrease in total other expenses for the three months ended October 31, 2018 of $7.2 million as compared to the same period last year was primarily due to losses on the disposal of certain non-operating assets in the prior year, partially offset by a decrease in interest expense of $0.9 million as a result of the ongoing paydown of our Revolving Loan Facility, and an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate.
Income Taxes. Our effective income tax rates were 23.3%, and 32.0% for the three months ended October 31, 2018 and 2017, respectively. The effective tax rate for the three months ended October 31, 2018 was calculated based on the 21.0% U.S. federal statutory rate. For the three months ended October 31, 2017, a 35.0% rate was used, as the Tax Cuts and Jobs Act (“Act”) was enacted afterwards. The tax rates in the prior year were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $0.2 million and $3.8 million for the three months ended October 31, 2018 and 2017, respectively. See Note 9 – Income Taxes for a detailed discussion of the Act.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2018 and July 31, 2018 and for the three months ended October 31, 2018 and 2017, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2018	July 31, 2018	Change	% Change
Cash and cash equivalents	$320,309	$274,520	$45,789	16.7%
Working capital	508,414	431,860	76,554	17.7%

	Three Months Ended October 31,
(In thousands)	2018	2017	Change	% Change
Operating cash flows	$107,683	$93,360	$14,323	15.3%
Investing cash flows	(61,526)	(39,342)	(22,184)	(56.4)%
Financing cash flows	1,227	(39,750)	40,977	103.1%

Capital expenditures	$(62,336)	$(41,361)	$(20,975)	(50.7)%
Net repayments on revolving loan facility	—	(49,000)	49,000	100.0%
Cash and cash equivalents and working capital increased at October 31, 2018 as compared to July 31, 2018 primarily due to cash generated from operations, partially offset by capital expenditures. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt and Note 8 – Stock Repurchases and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.
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
As of October 31, 2018, $94.0 million of the $320.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations. See Notes to Unaudited Consolidated Financial Statements, Note 9 – Income Taxes for further discussion regarding U.S. tax reform and its corresponding impact on foreign cash repatriation.
Net cash provided by operating activities increased for the three months ended October 31, 2018 as compared to the same period in 2017 due to improved cash operating results from an increase in service revenues and vehicle sales and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in accounts payable and accrued liabilities of $42.8 million due to the timing of payments; partially offset by a decrease in accounts receivable of $26.6 million due to the timing of collections and an increase in inventory and vehicle pooling costs of $7.0 million.

Net cash used in investing activities increased for the three months ended October 31, 2018 as compared to the same period in 2017 due primarily to increased capital expenditures and a decline in proceeds from the sale of property and equipment. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash provided by (used in) financing activities changed from a use of cash to providing cash for the three months ended October 31, 2018 as compared to the same period in 2017 due primarily to reduced repayments on our Revolving Loan Facility partially offset by a decrease in proceeds from the exercise of stock options. See Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt and under the subheadings “Credit Agreement”, and “Note Purchase Agreement”.
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
On March 15, 2016, we entered into a First Amendment to Credit Agreement (the “Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. The Amendment to Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014. The Amendment to Credit Agreement provided for (a) an increase in the secured revolving credit commitments by $50.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $350.0 million, (b) a new secured term loan (the “Incremental Term Loan”) in the aggregate principal amount of $93.8 million having a maturity date of March 15, 2021, and (c) an extension of the termination date of the Revolving Loan Facility and the maturity date of the Term Loan from December 3, 2019 to March 15, 2021. The Amendment to Credit Agreement extended the amortization period for the Term Loan and decreased the quarterly amortization payments for that loan to $7.5 million per quarter. The Amendment to Credit Agreement additionally reduced the pricing levels under the Credit Agreement to a range of 0.15% to 0.30% in the case of the commitment fee, 1.125% to 2.0% in the case of the applicable margin for LIBOR loans, and 0.125% to 1.0% in the case of the applicable margin for base rate loans, based on our consolidated total net leverage ratio during the preceding fiscal quarter. We borrowed the entire $93.8 million principal amount of the Incremental Term Loan concurrent with the closing of the Amendment to Credit Agreement.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of October 31, 2018 on our Revolving Loan Facility was the one month LIBOR rate of 2.26% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2018, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2018 and July 31, 2018, respectively.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2018, the consolidated total net leverage ratio was 0.13:1. Minimum liquidity as of October 31, 2018 was $1.1 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of October 31, 2018.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2018, the consolidated total net leverage ratio was 0.13:1. Minimum liquidity as of October 31, 2018 was $1.1 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2018.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2018 or 2017. As of October 31, 2018, the total number of shares repurchased under the program was 106,913,602, and 89,086,398 shares were available for repurchase under the program.
In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted no amounts for the three months ended October 31, 2018 and 2017, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Individuals	Weighted Average Share Price for Withholding	Employee Stock Based Tax Withholding (in 000s)
FY 2018—Q2	80,000	$6.54	11,996	—	68,004	$43.60	—

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including costs related to vehicle pooling, income taxes, revenue recognition, stock-based compensation, purchase price allocations, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC on October 1, 2018. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 10 – Recent Accounting Pronouncements.
Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on October 1, 2018.
Off-Balance Sheet Arrangements
As of October 31, 2018, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on October 1, 2018.
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
On November 1, 2013, we filed suit against Sparta Consulting, Inc. (now known as KPIT) in the 44th Judicial District Court of Dallas County, Texas, alleging fraud, fraudulent inducement, and/or promissory fraud, negligent misrepresentation, unfair business practices pursuant to California Business and Professions Code § 17200, breach of contract, declaratory judgment, and attorney’s fees. We sought compensatory and exemplary damages, disgorgement of amounts paid, attorney’s fees, pre- and post-judgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement dated October 6, 2011. The suit arose out of our September 17, 2013 decision to terminate the Implementation Services Agreement, under which KPIT was to design, implement, and deliver a customized replacement enterprise resource planning system for us. On January 2, 2014, KPIT removed this suit to the United States District Court for the Northern District of Texas. On August 11, 2014, the Northern District of Texas transferred the suit to the United States District Court for the Eastern District of California for convenience. On January 8, 2014, KPIT filed suit against us in the United States District Court for the Eastern District of California, alleging breach of contract, promissory estoppel, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, unjust enrichment, and declaratory relief. KPIT sought compensatory and exemplary damages, prejudgment interest, costs of suit, and a judicial declaration of the parties’ rights, duties, and obligations under the Implementation Services Agreement. On June 8, 2016, we amended our complaint to include claims that KPIT stole certain intellectual property owned by us and acted negligently in its provision of services. The case was tried in April and May 2018. On May 22, 2018, the jury returned a verdict for us on our fraud claim against KPIT for $4.7 million, and on our professional negligence claim against KPIT for $16.3 million, and the jury found for KPIT on its implied covenant counterclaim against us for $4.9 million.
In a September 10, 2018, post-trial order, the Court reduced our professional negligence award to $9.1 million, found KPIT liable under California’s Unfair Competition Law (UCL) for fraudulent and unfair conduct and held that we could recover restitution of $6.3 million if we choose to forego our fraud and professional negligence damages, found that we were not entitled to restitution on our unjust enrichment claim, and awarded KPIT prejudgment interest on its implied covenant counterclaim starting from December 26, 2016. Further post-trial proceedings are expected in this lawsuit, including the determination of our right to prejudgment interest on our successful claims.
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

During an extended remand period, it was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties is $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. Since the date of entry of the Consent Order, the DOR filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. On November 16, 2018, the Georgia Tax Tribunal denied the DOR’s motion for summary judgment with regard to substantially all of the amount at issue. A trial is expected to take place in 2019.
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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
No single customer accounted for more than 10% of our consolidated revenue during the three months ended October 31, 2018. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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

As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, acquired businesses typically depend on key seller relationships, and our failure to maintain those relationships would have an adverse effect on our consolidated results of operations and could have an adverse effect on our future operating results. Moreover, success in opening and operating facilities in new markets can be dependent upon establishing new relationships with buyers and sellers, and our failure to establish those relationships could have an adverse effect on our consolidated results of operations and future operating results.
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
We have developed a proprietary enterprise operating system, and we may experience difficulties operating our business as we continue to design and develop this system.
We have developed a proprietary enterprise operating system to address our international expansion needs. The ongoing design, development, and implementation of our enterprise operating systems carry certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our internally developed proprietary system will continue to require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2018, we opened new operational facilities in Andrews, Texas (Midland), Exeter, Rhode Island, and Lumberton, North Carolina, a new operational facility in Belfast, Northern Ireland, a new operational facility in Nobitz, Germany (Leipzig), and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. In fiscal 2019, we opened a new operational facilities in Curitiba, Brazil and in Mannheim, Germany and two new operational facilities in Spartanburg, South Carolina and Madison, Wisconsin. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
•    continue to acquire additional facilities on favorable terms;
•    expand existing facilities in no-growth regulatory environments;
•    obtain or retain buyers, sellers, and sales volumes in new markets or facilities;
•increase revenues and profitability at acquired and new facilities;

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
•trade disputes and other political, diplomatic, legal, or regulatory developments;

•
inconsistent application or enforcement of laws or regulations by regulators, governmental or quasi-governmental entities, or law enforcement or quasi-law enforcement agencies, as compared to our competitors

•changes in laws affecting who may purchase the vehicles we sell;
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 16.0% of our common stock as of October 31, 2018. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of autonomous vehicles, could have a material impact on revenue growth. In addition, under our Percentage Incentive Program contracts, which we refer to as PIP, the cost of transporting the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in transportation rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of October 31, 2018, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $335.1 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2018, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of October 31, 2018, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
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
and Accounting Officer and duly Authorized Officer)
Date: November 29, 2018