Form 10-Q
period 2019-01-31
COPART INC
filed 2019-02-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2019
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from      to
Commission file number: 000-23255
COPART INC
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of February 27, 2019, 228,205,906 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2019

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$108,174	$274,520
Accounts receivable, net	393,561	351,601
Vehicle pooling costs	80,610	34,284
Inventories	28,315	16,734
Income taxes receivable	25	15,312
Prepaid expenses and other assets	17,781	16,665
Total current assets	628,466	709,116
Property and equipment, net	1,237,117	1,163,425
Intangibles, net	60,265	64,892
Goodwill	338,045	337,235
Deferred income taxes	348	470
Other assets	32,664	32,560
Total assets	$2,296,905	$2,307,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$266,126	$270,944
Deferred revenue	7,344	4,488
Income taxes payable	4,441	673
Current portion of revolving loan facility and capital lease obligations	94,122	1,151
Total current liabilities	372,033	277,256
Deferred income taxes	32,314	19,733
Income taxes payable	30,390	27,277
Long-term debt, revolving loan facility and capital lease obligations, net of discount	398,740	398,747
Other liabilities	3,475	3,586
Total liabilities	836,952	726,599
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 226,700,670 and 233,898,841 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	530,102	526,858
Accumulated other comprehensive loss	(107,223)	(107,928)
Retained earnings	1,037,051	1,162,146
Total stockholders’ equity	1,459,953	1,581,099
Total liabilities and stockholders’ equity	$2,296,905	$2,307,698
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Service revenues and vehicle sales:
Service revenues	$416,807	$401,954	$811,613	$776,079
Vehicle sales	68,091	57,152	134,653	102,195
Total service revenues and vehicle sales	484,898	459,106	946,266	878,274
Operating expenses:
Yard operations	215,460	217,184	423,154	434,791
Cost of vehicle sales	61,212	50,313	118,968	88,610
General and administrative	43,487	40,662	87,965	79,984
Total operating expenses	320,159	308,159	630,087	603,385
Operating income	164,739	150,947	316,179	274,889

Other (expense) income:
Interest expense	(5,233)	(5,758)	(9,884)	(11,353)
Interest income	678	197	1,638	394
Other income (expense), net	4,782	(948)	5,819	(5,364)
Total other income (expense)	227	(6,509)	(2,427)	(16,323)
Income before income taxes	164,966	144,438	313,752	258,566
Income tax expense	33,593	41,137	68,296	77,705
Net income	131,373	103,301	245,456	180,861
Net income attributable to noncontrolling interest	—	45	—	90
Net income attributable to Copart, Inc.	$131,373	$103,256	$245,456	$180,771

Basic net income per common share	$0.57	$0.45	$1.06	$0.78
Weighted average common shares outstanding	230,798	231,478	232,343	231,086

Diluted net income per common share	$0.55	$0.43	$1.01	$0.75
Diluted weighted average common shares outstanding	240,660	241,360	242,743	240,076
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2019	2018	2019	2018
Comprehensive income, net of tax:
Net income	$131,373	$103,301	$245,456	$180,861
Other comprehensive income:
Foreign currency translation adjustments	8,423	23,243	705	21,763
Comprehensive income	139,796	126,544	246,161	202,624
Comprehensive income attributable to noncontrolling interest	—	45	—	90
Comprehensive income attributable to Copart, Inc.	$139,796	$126,499	$246,161	$202,534

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholder’s Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$—	$1,581,099
Net income	—	—	—	—	114,083	—	114,083
Currency translation adjustment	—	—	—	(7,718)	—	—	(7,718)
Cumulative effect of change in accounting principle	—	—	—	—	(22,954)	—	(22,954)
Exercise of stock options, net of repurchased shares	109,321	—	1,229	—	(2)	—	1,227
Stock-based compensation	—	—	6,021	—	—	—	6,021
Balances at October 31, 2018	234,008,162	23	534,108	(115,646)	1,253,273	—	1,671,758
Net income	—	—	—	—	131,373	—	131,373
Currency translation adjustment	—	—	—	8,423	—	—	8,423
Exercise of stock options, net of repurchased shares	241,896	—	3,991	—	(25)	—	3,966
Stock-based compensation	—	—	5,929	—	—	—	5,929
Shares issued for Employee Stock Purchase Plan	86,208	—	3,501	—	—	—	3,501
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	—	(364,997)
Balances at January 31, 2019	226,700,670	$23	$530,102	$(107,223)	$1,037,051	$—	$1,459,953
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholder’s Equity
Continued
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2017	230,488,296	$23	$453,349	$(100,676)	$745,370	$534	$1,098,600
Net income	—	—	—	—	77,515	45	77,560
Currency translation adjustment	—	—	—	(1,480)	—	—	(1,480)
Exercise of stock options, net of repurchased shares	730,323	—	9,253	—	(3)	—	9,250
Stock-based compensation	—	—	5,307	—	—	—	5,307
Balances at October 31, 2017	231,218,619	23	467,909	(102,156)	822,882	579	1,189,237
Net income	—	—	—	—	103,256	45	103,301
Currency translation adjustment	—	—	—	23,243	—	—	23,243
Distributions to noncontrolling interest	—	—	—	—	—	(55)	(55)
Exercise of stock options, net of repurchased shares	508,285	—	7,349	—	—	—	7,349
Stock-based compensation	—	—	5,968	—	24	—	5,992
Shares issued for Employee Stock Purchase Plan	100,708	—	2,723	—	—	—	2,723
Balances at January 31, 2018	231,827,612	$23	$483,949	$(78,913)	$926,162	$569	$1,331,790
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$245,456	$180,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	42,487	33,994
Allowance for doubtful accounts	96	1,013
Equity in (earnings) losses of unconsolidated affiliates	(514)	251
Stock-based compensation	11,950	11,298
(Gain) loss on sale of property and equipment	(3,890)	4,639
Deferred income taxes	6,632	2,666
Changes in operating assets and liabilities:
Accounts receivable	(86,125)	(86,147)
Vehicle pooling costs	(20,218)	(6,548)
Inventories	(11,640)	(2,525)
Prepaid expenses and other current assets	(1,220)	(1,437)
Other assets	495	(4,320)
Accounts payable and accrued liabilities	7,338	38,919
Deferred revenue	2,843	1,705
Income taxes receivable	15,286	2,575
Income taxes payable	6,890	9,365
Other liabilities	(662)	84
Net cash provided by operating activities	215,204	186,393
Cash flows from investing activities:
Purchases of property and equipment	(136,727)	(110,905)
Proceeds from sale of property and equipment	17,488	2,812
Purchase of assets in connection with acquisitions	—	123
Net cash used in investing activities	(119,239)	(107,970)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,220	16,603
Proceeds from the issuance of Employee Stock Purchase Plan shares	3,501	2,723
Repurchases of common stock	(364,997)	—
Payments for employee stock-based tax withholdings	(27)	(3)
Net proceeds (repayments) on revolving loan facility	93,300	(120,300)
Distributions to noncontrolling interest	—	(55)
Net cash used in financing activities	(263,003)	(101,032)
Effect of foreign currency translation	692	7,809
Net decrease in cash and cash equivalents	(166,346)	(14,800)
Cash and cash equivalents at beginning of period	274,520	210,100
Cash and cash equivalents at end of period	$108,174	$195,300
Supplemental disclosure of cash flow information:
Interest paid	$9,018	$11,010
Income taxes paid, net of refunds	$39,327	$64,104
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2019
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of January 31, 2019 and July 31, 2018, its consolidated statements of income and comprehensive income for the three and six months ended January 31, 2019 and 2018, and its cash flows for the six months ended January 31, 2019 and 2018. Interim results for the three and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2019. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Under the new standard, the Company concluded its primary performance obligation is the auctioning of consigned vehicles through an online auction process. Upon adoption of ASC 606, service revenue and vehicle sales revenue are recognized at the date the vehicles are sold at auction, excluding annual registration fees. This timing of revenue recognition under ASC 606 represents a change in the timing of revenue recognition for certain service revenues, such as inbound transportation and titling fees, which were recognized under ASC 605 prior to auction, when the services were performed. Under ASC 606, costs to prepare the vehicles for auction, including inbound transportation costs and titling fees, are deferred and recognized at the time of revenue recognition at auction. The Company calculated the impact of the adoption on the consolidated financial statements, which resulted in a decrease to opening retained earnings, net of tax, as of August 1, 2018, of $23.0 million as a result of the initial application of the standard and did not have a material impact to earnings for the three and six months ended January 31, 2019. This retained earnings impact related to adjustments to accounts receivable, vehicle pooling costs and deferred taxes upon adoption of the standard.
There were no contract liabilities on the consolidated balance sheets at January 31, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.
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

	Three Months Ended January 31, 2019			Three Months Ended January 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$362,023	$54,784	$416,807	$355,542	$46,412	$401,954

	Six Months Ended January 31, 2019			Six Months Ended January 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$705,596	$106,017	$811,613	$686,933	$89,146	$776,079
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

	Three Months Ended January 31, 2019			Three Months Ended January 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Vehicle sales	$28,049	$40,042	$68,091	$29,593	$27,559	$57,152

	Six Months Ended January 31, 2019			Six Months Ended January 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Vehicle sales	$55,685	$78,968	$134,653	$49,307	$52,888	$102,195

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
The change in the carrying amount of contract assets was as follows (in thousands):

Balance as of July 31, 2018	$11,840
Costs amortized during the period	(3,322)
Effect of foreign currency exchange rates	(46)
Balance as of January 31, 2019	$8,472

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Loss on foreign currency translation	(7,252)
Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Gain on foreign currency translation	705
Cumulative loss on foreign currency translation as of January 31, 2019	$(107,223)

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
The Company accounted for the tax effects of the Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis in the six months ended January 31, 2018 consolidated financial statements. The Company completed its accounting as of January 31, 2019, within the one year measurement period from the enactment date.
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of January 31, 2019 and July 31, 2018, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 – Long-Term Debt, and Note 5 – Fair Value Measures.
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
Total gross capitalized software as of January 31, 2019 and July 31, 2018 was $34.3 million and $30.7 million, respectively. Accumulated amortization expense related to software as of January 31, 2019 and July 31, 2018 totaled $19.3 million and $16.0 million, respectively.

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
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2019	July 31, 2018
Advance charges receivable	$312,165	$230,092
Trade accounts receivable	84,290	125,255
Other receivables	2,646	1,698
	399,101	357,045
Less: Allowance for doubtful accounts	(5,540)	(5,444)
Accounts receivable, net	$393,561	$351,601

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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2019 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 2.50% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2019, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $93.3 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2019 and no outstanding borrowings under the Revolving Loan Facility at July 31, 2018.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2019, the consolidated total net leverage ratio was 0.53:1. Minimum liquidity as of January 31, 2019 was $0.8 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2019.

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
The Company’s obligations under the Note Purchase Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Note Purchase Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and assets of the subsidiary guarantors. The obligations of the Company and its subsidiary guarantors under the Note Purchase Agreement will be treated on a pari passu basis with the obligations of those entities under the Credit Agreement as well as any additional debt the Company may obtain.
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2019, the consolidated total net leverage ratio was 0.53:1. Minimum liquidity as of January 31, 2019 was $0.8 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2019.
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

NOTE 4 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2019	July 31, 2018
Amortized intangibles:
Supply contracts & customer relationships	$49,206	$71,787
Trade name	23,573	24,173
Licenses and databases	7,706	9,291
Covenants not to compete	—	1,666
Accumulated amortization	(20,220)	(42,025)
Net intangibles	$60,265	$64,892

Aggregate amortization expense on amortizable intangible assets was $2.6 million and $3.5 million for the three months ended January 31, 2019 and 2018, respectively, and $5.5 million and $7.4 million for the six months ended January 31, 2019 and 2018, respectively. During the six months ended January 31, 2019, the Company retired fully amortized intangible assets of $28.0 million, which were no longer being utilized.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2018	$337,235
Effect of foreign currency exchange rates	810
Balance as of January 31, 2019	$338,045

NOTE 5 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	January 31, 2019		July 31, 2018
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$12,840	$12,840	$130,769	$130,769
Total Assets	$12,840	$12,840	$130,769	$130,769
Liabilities
Long-term fixed rate debt, including current portion	$391,961	$391,961	$381,230	$381,320
Revolving loan facility	93,300	93,300	—	—
Total Liabilities	$485,261	$485,261	$381,230	$381,320

During the six months ended January 31, 2019, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 3 – Long-Term Debt.
NOTE 6 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2019	2018	2019	2018
Weighted average common shares outstanding	230,798	231,478	232,343	231,086
Effect of dilutive securities - stock options	9,862	9,882	10,400	8,990
Weighted average common and dilutive potential common shares outstanding	240,660	241,360	242,743	240,076

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 425,000 and 2,287,500 options to purchase the Company’s common stock for the three months ended January 31, 2019 and 2018, respectively, and 460,000 and 4,478,004 options to purchase the Company’s common stock for the six months ended January 31, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.
NOTE 7 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2019:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2018	17,797	$20.29	6.19	$660,268
Grants of options	150	47.19
Exercises	(294)	17.74
Forfeitures or expirations	(98)	26.33
Outstanding as of January 31, 2019	17,555	$20.53	5.02	$528,435
Exercisable as of January 31, 2019	14,077	$18.51	4.40	$452,199

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 17,555,424 at January 31, 2019.
The table below sets forth the stock-based compensation recognized by the Company:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2019	2018	2019	2018
General and administrative	$4,691	$4,990	$9,680	$9,444
Yard operations	1,238	1,002	2,270	1,854
Total stock-based compensation	$5,929	$5,992	$11,950	$11,298

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of A. Jayson Adair, the Company’s Chief Executive Officer, and Vincent W. Mitz, the Company’s former President, of nonqualified stock options to purchase 4,000,000 and 3,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five year period. Each option will become exercisable over five years, subject to continued service by Mr. Adair and Mr. Mitz, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. On December 16, 2018, the option held by Mr. Mitz became fully vested and the option held my Mr. Adair will become fully vested, assuming continued service by Mr. Adair on April 15, 2019. If, prior to a change in control, either executive’s employment is terminated without cause, then 100% of the shares subject to that executive’s stock option will immediately vest. If, upon or following a change in control, either the Company or a successor entity terminates the executive’s service without cause, or the executive resigns for good reason (as defined in the option agreement), then 100% of the shares subject to his stock option will immediately vest. On June 2, 2015, the Compensation Committee of the Company’s Board of Directors approved the amendment of each of the stand-alone stock option agreements, by and between the Company and A. Jayson Adair and Vincent W. Mitz, respectively, to remove the provision providing at times prior to a “change in control” for the immediate vesting in full of the underlying option upon an involuntary termination of Mr. Adair or Mr. Mitz, as applicable, without “cause.” The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $40.0 million. The Company recognized $3.5 million and $3.6 million in compensation expenses for these grants in the six months ended January 31, 2019 and 2018, respectively.

NOTE 8 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 7,635,596 shares of its common stock under the program during the six months ended January 31, 2019 at a weighted average price of $47.81 per share totaling $365.0 million. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2018. As of January 31, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted no amounts for the six months ended January 31, 2019 and 2018, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
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
On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of our foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed. Provisional amounts must be adjusted within one year from the enactment date of the Act. As of July 31 2018, the Company recorded a $12.4 million provisional Transition Tax charge. No adjustment to the provisional Transition Tax charge was made in the first quarter of fiscal year 2019. The Company completed its accounting for the tax effects of the enactment of the Tax Act during the three months ended January 31, 2019, and recorded a discrete decrease in tax expense of $1.1 million, whose effect on the Company’s effective tax rate was immaterial for the three months ended January 31, 2019.
The Act reduced the U.S. federal statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which resulted in a fiscal year 2018 U.S. federal statutory tax rate of 26.9%. The Company’s U.S. federal statutory tax rate for fiscal year 2019 is 21.0%.
The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company’s foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by GILTI provisions as a period expense.
The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s provisional estimate for both GILTI and FDII did not materially impact the effective income tax rate or income tax expense for the three or six months ended January 31, 2019.
As of January 31, 2019, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $30.4 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2014 and 2017. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company’s effective income tax rates were 20.4% and 28.5% for the three months ended January 31, 2019 and 2018, respectively, and 21.8% and 30.1% for the six months ended January 31, 2019 and 2018, respectively. The effective tax rate for the three months ended January 31, 2019 was calculated based on the 21.0% U.S. federal statutory rate. For the three months ended January 31, 2018, a fiscal year 2018 federal statutory rate of 26.9% was used. The effective tax rates in the current and prior year were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $4.8 million and $2.6 million for the three months ended January 31, 2019 and 2018, respectively, and $5.0 million and $6.4 million for the six months ended January 31, 2019 and 2018, respectively.
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
In a September 10, 2018, post-trial order, the Court reduced the Company’s professional negligence award to $9.1 million, found KPIT liable under California’s Unfair Competition Law (UCL) for fraudulent and unfair conduct and held that the Company could recover restitution of $6.3 million if the Company chooses to forego its fraud and professional negligence damages, found that the Company was not entitled to restitution on its unjust enrichment claim, and awarded KPIT prejudgment interest on its implied covenant counterclaim starting from December 26, 2016. On January 24, 2019, the Court heard argument on the Company’s motion for prejudgment interest, and on KPIT’s motion for judgment notwithstanding the jury verdict, and for new trial. The Court is expected to issue a written opinion on these motions later this year.

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
It was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) the Company was ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties was $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. The DOR subsequently filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. On November 16, 2018, the Georgia Tax Tribunal denied the DOR’s motion for summary judgment with regard to substantially all of the amount at issue.
Following the Court’s denial of the DOR’s Motion for Summary Judgment, the parties engaged in settlement negotiations, which resulted in a confidential settlement and dismissal of the case.

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
The following table presents financial information by segment:

	Three Months Ended January 31, 2019			Three Months Ended January 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$362,023	$54,784	$416,807	$355,542	$46,412	$401,954
Vehicle sales	28,049	40,042	68,091	29,593	27,559	57,152
Total service revenues and vehicle sales	390,072	94,826	484,898	385,135	73,971	459,106
Yard operations	181,335	34,125	215,460	189,378	27,806	217,184
Cost of vehicle sales	26,883	34,329	61,212	28,794	21,519	50,313
General and administrative	36,452	7,035	43,487	33,953	6,709	40,662
Operating income	145,402	19,337	164,739	133,010	17,937	150,947
Interest (expense) income, net	(4,674)	119	(4,555)	(5,628)	67	(5,561)
Other income (expense), net	4,674	108	4,782	(490)	(458)	(948)
Intercompany income (expense)	1,931	(1,931)	—	1,182	(1,182)	—
Income before income taxes	147,333	17,633	164,966	128,074	16,364	144,438
Income tax expense	32,799	794	33,593	37,677	3,460	41,137
Net income	$114,534	$16,839	$131,373	$90,397	$12,904	$103,301

Depreciation and amortization	$17,877	$2,522	$20,399	$14,054	$3,817	$17,871
Capital expenditures	66,901	7,490	74,391	56,804	12,617	69,421

	Six Months Ended January 31, 2019			Six Months Ended January 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$705,596	$106,017	$811,613	$686,933	$89,146	$776,079
Vehicle sales	55,685	78,968	134,653	49,307	52,888	102,195
Total service revenues and vehicle sales	761,281	184,985	946,266	736,240	142,034	878,274
Yard operations	358,977	64,177	423,154	382,211	52,580	434,791
Cost of vehicle sales	52,826	66,142	118,968	47,554	41,056	88,610
General and administrative	73,784	14,181	87,965	67,446	12,538	79,984
Operating income	275,694	40,485	316,179	239,029	35,860	274,889
Interest (expense) income, net	(8,488)	242	(8,246)	(11,116)	157	(10,959)
Other income (expense), net	5,299	520	5,819	(4,601)	(763)	(5,364)
Intercompany income (expense)	3,342	(3,342)	—	3,486	(3,486)	—
Income before income taxes	275,847	37,905	313,752	226,798	31,768	258,566
Income tax expense	63,265	5,031	68,296	71,262	6,443	77,705
Net income	$212,582	$32,874	$245,456	$155,536	$25,325	$180,861

Depreciation and amortization	$37,269	$4,999	$42,268	$27,583	$6,190	$33,773
Capital expenditures	102,154	34,573	136,727	95,709	15,073	110,782

	January 31, 2019			July 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,848,216	$448,689	$2,296,905	$1,856,058	$451,640	$2,307,698
Goodwill	256,434	81,611	338,045	256,434	80,801	337,235

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
Our goals are to generate sustainable profits for our stockholders, while also producing environmental and social benefits for the world, by promoting vehicle restoration, repair, and recycling; parts refurbishment and re-use; and facilitating the recovery and resilience of communities affected by severe climate events and other disasters.
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
The following table sets forth operational facilities that we have opened and began operations from August 1, 2017 through January 31, 2019:

Locations	Date	Geographic Service Area
Andrews, Texas (Midland)	August 2017	United States
Exeter, Rhode Island	October 2017	United States
Lumberton, North Carolina	June 2018	United States
Spartanburg, South Carolina	August 2018	United States
Madison, Wisconsin	September 2018	United States
Harleyville, South Carolina	January 2019	United States
Macon, Georgia	January 2019	United States
Mocksville, North Carolina	January 2019	United States
Antelope, California	January 2019	United States
Nobitz, Thuringia (Leipzig)	April 2018	Germany
Mannheim, Rhineland-Palatinate	October 2018	Germany
Stuttgart, Baden-Württemberg	November 2018	Germany
Hessen, Frankfurt	November 2018	Germany
Schleswig-Holstein (Hamburg)	November 2018	Germany
Furth, Bavaria (Nuremberg)	November 2018	Germany
Massen, Brandenburg (Berlin)	November 2018	Germany
Friesack, Brandenburg (Berlin)	December 2018	Germany
Belfast, Northern Ireland	April 2018	United Kingdom
Curitiba, Paraná	September 2018	Brazil
The following table sets forth operational facilities obtained through business acquisitions from August 1, 2017 through January 31, 2019:

Locations	Date	Geographic Service Area
Espoo, Finland	March 2018	Finland
Pirkkala, Finland	March 2018	Finland
Oulu, Finland	March 2018	Finland
Turku, Finland	March 2018	Finland
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Service revenues and vehicle sales:
Service revenues	86%	88%	86%	88%
Vehicle sales	14%	12%	14%	12%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	44%	47%	45%	50%
Cost of vehicle sales	13%	11%	13%	10%
General and administrative	9%	9%	9%	9%
Total operating expenses	66%	67%	67%	69%
Operating income	34%	33%	33%	31%
Other expense	—%	(1)%	—%	(2)%
Income before income taxes	34%	32%	33%	29%
Income taxes	7%	9%	7%	9%
Net income	27%	23%	26%	20%
Comparison of the Three and Six Months Ended January 31, 2019 and 2018
The following table presents a comparison of service revenues for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Service revenues
United States	$362,023	$355,542	$6,481	1.8%	$705,596	$686,933	$18,663	2.7%
International	54,784	46,412	8,372	18.0%	106,017	89,146	16,871	18.9%
Total service revenues	$416,807	$401,954	$14,853	3.7%	$811,613	$776,079	$35,534	4.6%
Service Revenues. The increase in service revenues during the three months ended January 31, 2019 of $14.9 million, or 3.7%, as compared to the same period last year resulted from (i) an increase in International of $8.4 million and (ii) an increase in the U.S. of $6.5 million. The growth in the U.S. was driven primarily by (i) increased volume, (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold and higher commodity prices, partially offset by (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $3.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $11.4 million was driven primarily by increased volume and higher average auction selling prices.
The increase in service revenues during the six months ended January 31, 2019 of $35.5 million, or 4.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $18.7 million and (ii) an increase in International of $16.9 million. The growth in the U.S. was driven primarily by (i) increased volume, (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and higher commodity prices, partially offset by (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $4.8 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $21.7 million was driven primarily by increased volume and higher average auction selling prices.

The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Vehicle sales
United States	$28,049	$29,593	$(1,544)	(5.2)%	$55,685	$49,307	$6,378	12.9%
International	40,042	27,559	12,483	45.3%	78,968	52,888	26,080	49.3%
Total vehicle sales	$68,091	$57,152	$10,939	19.1%	$134,653	$102,195	$32,458	31.8%
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2019 of $10.9 million, or 19.1%, as compared to the same period last year resulted from (i) an increase in International of $12.5 million that was partially offset by (ii) a decrease in the U.S. of $1.5 million. The decrease in the U.S. was primarily the result of decreased volume. Excluding a detrimental impact of $1.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $14.4 million was primarily the result of higher average auction selling prices and an increase in volume.
The increase in vehicle sales for the six months ended January 31, 2019 of $32.5 million, or 31.8%, as compared to the same period last year resulted from (i) an increase in International of $26.1 million and (ii) an increase in the U.S. of $6.4 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a detrimental impact of $2.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $28.6 million was primarily the result of higher average auction selling prices and an increase in volume.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Yard operations expenses
United States	$181,335	$189,378	$(8,043)	(4.2)%	$358,977	$382,211	$(23,234)	(6.1)%
International	34,125	27,806	6,319	22.7%	64,177	52,580	11,597	22.1%
Total yard operations expenses	$215,460	$217,184	$(1,724)	(0.8)%	$423,154	$434,791	$(11,637)	(2.7)%

Yard operations expenses, excluding depreciation and amortization
United States	$168,645	$180,899	$(12,254)	(6.8)%	$331,324	$365,141	$(33,817)	(9.3)%
International	31,976	24,392	7,584	31.1%	59,806	47,221	12,585	26.7%

Yard depreciation and amortization
United States	$12,690	$8,479	$4,211	49.7%	$27,653	$17,070	$10,583	62.0%
International	2,149	3,414	(1,265)	(37.1)%	4,371	5,359	(988)	(18.4)%
Yard Operations Expenses. The decrease in yard operations expense for the three months ended January 31, 2019 of $1.7 million, or 0.8%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $8.0 million, primarily from abnormal Hurricane Harvey cost in the same period last year, partially offset by an increase in the cost to process each car and growth in volume; that was partially offset by (ii) an increase in International of $6.3 million, primarily from an increase in the cost to process each car, growth in volume, and partially offset by the beneficial impact of $1.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. The increase in the cost to process each car in the same period last year in the U.S. relates to the negative impact of abnormal costs of $26.6 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs did not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The decrease in yard operations expense for the six months ended January 31, 2019 of $11.6 million, or 2.7%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $23.2 million, primarily from abnormal Hurricane Harvey cost in the same period last year, partially offset by an increase in the cost to process each car and growth in volume; and partially offset by (ii) an increase in International of $11.6 million, primarily from an increase in the cost to process each car, growth in volume, and partially offset by the beneficial impact of $2.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. The increase in the cost to process each car in the same period last year in the U.S. relates to the negative impact of abnormal costs of $62.4 million for temporary storage facilities; premiums for subhaulers; labor costs incurred from overtime; travel and lodging due to the reassignment of employees; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs did not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Cost of vehicle sales
United States	$26,883	$28,794	$(1,911)	(6.6)%	$52,826	$47,554	$5,272	11.1%
International	34,329	21,519	12,810	59.5%	66,142	41,056	25,086	61.1%
Total cost of vehicle sales	$61,212	$50,313	$10,899	21.7%	$118,968	$88,610	$30,358	34.3%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2019 of $10.9 million, or 21.7%, as compared to the same period last year resulted from (i) an increase in International of $12.8 million that was partially offset by (ii) a decrease in the U.S. of $1.9 million. The decrease in the U.S. was primarily the result of decreased volume. Excluding the beneficial impact of $1.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $14.5 million was primarily the result of higher average purchase prices and an increase in volume.
The increase in cost of vehicle sales for the six months ended January 31, 2019 of $30.4 million, or 34.3%, as compared to the same period last year resulted from (i) an increase in International of $25.1 million and (ii) an increase in the U.S. of $5.3 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to higher commodity prices and a change in the mix of vehicles sold. Excluding the beneficial impact of $2.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $27.2 million was primarily the result of higher average purchase prices and an increase in volume.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
General and administrative expenses
United States	$36,452	$33,953	$2,499	7.4%	$73,784	$67,446	$6,338	9.4%
International	7,035	6,709	326	4.9%	14,181	12,538	1,643	13.1%
Total general and administrative expenses	$43,487	$40,662	$2,825	6.9%	$87,965	$79,984	$7,981	10.0%

General and administrative expenses, excluding depreciation and amortization
United States	$31,265	$28,378	$2,887	10.2%	$64,168	$56,933	$7,235	12.7%
International	6,662	6,306	356	5.6%	13,553	11,707	1,846	15.8%

General and administrative depreciation and amortization
United States	$5,187	$5,575	$(388)	(7.0)%	$9,616	$10,513	$(897)	(8.5)%
International	373	403	(30)	(7.4)%	628	831	(203)	(24.4)%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2019 of $2.8 million, or 6.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $2.5 million and (ii) an increase in International of $0.3 million. Excluding depreciation and amortization, the increase in the U.S. of $2.9 million resulted primarily from supporting our continued growth initiatives, as well as certain litigation costs and the increase in International of $0.4 million resulted primarily from the expansion of our European businesses. The decrease in depreciation and amortization expenses for the three months ended January 31, 2019 as compared to the same period last year resulted primarily from certain technology and intangible assets becoming fully amortized in the U.S.
The increase in general and administrative expenses for the six months ended January 31, 2019 of $8.0 million, or 10.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $6.3 million and (ii) an increase in International of $1.6 million. Excluding depreciation and amortization, the increase in the U.S. of $7.2 million resulted primarily from supporting our continued growth initiatives, as well as certain litigation costs and the increase in International of $1.8 million resulted primarily from the expansion of our European businesses. The decrease in depreciation and amortization expenses for the six months ended January 31, 2019 as compared to the same period last year resulted primarily from certain technology and intangible assets becoming fully amortized in the U.S.
The following table summarizes total other expenses and income taxes for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Total other income (expense)	227	(6,509)	6,736	103.5%	(2,427)	(16,323)	13,896	85.1%
Income taxes	33,593	41,137	(7,544)	(18.3)%	68,296	77,705	(9,409)	(12.1)%
Other Income (Expense). The decrease in total other income (expense) for the three months ended January 31, 2019 of $6.7 million as compared to the same period last year was primarily due to gains on the disposal of certain non-operating assets in the current year, partially offset by a decrease in interest expense of $0.5 million as a result of the ongoing paydown of our Revolving Loan Facility, and an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate.
The decrease in total other income (expense) for the six months ended January 31, 2019 of $13.9 million as compared to the same period last year was primarily due to gains on the disposal of certain non-operating assets in the current year partially offset by losses on the disposal of certain non-operating assets in the prior year, and a decrease in interest expense of $1.5 million as a result of the ongoing paydown of our Revolving Loan Facility, and an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate.
Income Taxes. Our effective income tax rates were 20.4% and 28.5% for the three months ended January 31, 2019 and 2018, respectively, and 21.8%, and 30.1% for the six months ended January 31, 2019 and 2018, respectively. The effective tax rate for the three months ended January 31, 2019 was calculated based on the 21.0% U.S. federal statutory rate. For the three months ended January 31, 2018, a fiscal year 2018 federal statutory rate of 35.0% was used. The effective tax rates in the current and prior year were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $4.8 million and $2.6 million for the three months ended January 31, 2019 and 2018, respectively, and $5.0 million and $6.4 million for the six months ended January 31, 2019 and 2018, respectively. See Note 9 – Income Taxes for a detailed discussion of the Act.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2019 and July 31, 2018 and for the six months ended January 31, 2019 and 2018, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2019	July 31, 2018	Change	% Change
Cash and cash equivalents	$108,174	$274,520	$(166,346)	(60.6)%
Working capital	256,433	431,860	(175,427)	(40.6)%

	Six Months Ended January 31,
(In thousands)	2019	2018	Change	% Change
Operating cash flows	$215,204	$186,393	$28,811	15.5%
Investing cash flows	(119,239)	(107,970)	(11,269)	(10.4)%
Financing cash flows	(263,003)	(101,032)	(161,971)	(160.3)%

Capital expenditures	$(136,727)	$(110,782)	$(25,945)	(23.4)%
Net proceeds (repayments) on revolving loan facility	93,300	(120,300)	213,600	177.6%
Cash and cash equivalents and working capital decreased at January 31, 2019 as compared to July 31, 2018 primarily due to repurchases of our common stock as part of out stock repurchase program and capital expenditures, partially offset by cash generated from operations. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of January 31, 2019, $69.4 million of the $108.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations. See Notes to Unaudited Consolidated Financial Statements, Note 9 – Income Taxes for further discussion regarding U.S. tax reform and its corresponding impact on foreign cash repatriation.
Net cash provided by operating activities increased for the six months ended January 31, 2019 as compared to the same period in 2018 due to improved cash operating results from an increase in service revenues and vehicle sales and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in accounts payable and accrued liabilities of $31.6 million due to the timing of payments, a decrease in inventory and vehicle pooling costs of $22.8 million partially offset by an increase of income taxes receivable of $12.7 million related to excess tax benefits from stock option exercises.

Net cash used in investing activities increased for the six months ended January 31, 2019 as compared to the same period in 2018 due primarily to increased capital expenditures partially offset by an increase in proceeds from the sale of property and equipment. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the six months ended January 31, 2019 as compared to the same period in 2018 due primarily to repurchases of common stock as part of our stock repurchase program, as discussed in further detail under the subheading "Stock Repurchases" and a decrease in proceeds from the exercise of stock options offset by an increase in net proceeds from our Revolving Loan Facility. See Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt and under the subheadings “Credit Agreement”, and “Note Purchase Agreement”.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of January 31, 2019 on our Revolving Loan Facility was the one month LIBOR rate of 2.50% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2019, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $93.3 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2019 and no outstanding borrowings under the Revolving Loan Facility at July 31, 2018.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2019, the consolidated total net leverage ratio was 0.53:1. Minimum liquidity as of January 31, 2019 was $0.8 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2019.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2019, the consolidated total net leverage ratio was 0.53:1. Minimum liquidity as of January 31, 2019 was $0.8 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2019.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 7,635,596 shares of our common stock under the program during the six months ended January 31, 2019 at a weighted average price of $47.81 per share totaling $365.0 million. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2018. As of January 31, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted no amounts for the six months ended January 31, 2019 and 2018, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including costs related to vehicle pooling costs; income taxes; stock-based compensation; purchase price allocations; and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on October 1, 2018.
Off-Balance Sheet Arrangements
As of January 31, 2019, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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
In a September 10, 2018, post-trial order, the Court reduced our professional negligence award to $9.1 million, found KPIT liable under California’s Unfair Competition Law (UCL) for fraudulent and unfair conduct and held that we could recover restitution of $6.3 million if we choose to forego our fraud and professional negligence damages, found that we were not entitled to restitution on our unjust enrichment claim, and awarded KPIT prejudgment interest on its implied covenant counterclaim starting from December 26, 2016. On January 24, 2019, the Court heard argument on our motion for prejudgment interest, and on KPIT’s motion for judgment notwithstanding the jury verdict, and for new trial. The Court is expected to issue a written opinion on these motions later this year.
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
We subsequently engaged a Georgia law firm and outside tax advisors to review the conduct of our business operations in Georgia, the notice of proposed assessment, and the DOR’s policy position. In particular, our outside legal counsel provided us with an opinion that the sales for resale to non-U.S. registered resellers should not be subject to Georgia sales and use tax.
It was determined that grounds exist for a substantial reduction in the Official Assessment, on the basis that (i) the transactions and resulting tax at issue were erroneously double-counted by the DOR in the audit sales transaction work papers on which the Assessment was based; and (ii) we were ultimately able to provide documentation showing that most of the remaining transactions were sales at wholesale, therefore qualifying for the sale for resale exemption from Georgia Sales and Use Tax. After these reductions, the remaining amount of principal Georgia Sales and Use Tax still in dispute between the parties was $2.6 million, plus applicable interest. A Consent Order to this effect was entered by the Georgia Tax Tribunal on May 22, 2017. The DOR subsequently filed a Motion for Summary Judgment related to the remaining $2.6 million in dispute. On November 16, 2018, the Georgia Tax Tribunal denied the DOR’s motion for summary judgment with regard to substantially all of the amount at issue.
Following the Court’s denial of the DOR’s Motion for Summary Judgment, the parties engaged in settlement negotiations, which resulted in a confidential settlement and dismissal of the case.

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
No single customer accounted for more than 10% of our consolidated revenue during the six months ended January 31, 2019. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Recent regulatory changes in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union (“EU”) on May 25, 2018, applies to all of our activities conducted from an establishment in the EU and may also apply to related products and services that we offer to EU users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”), was also recently passed and creates new data privacy rights for users, effective in 2020. Complying with the GDPR, the CCPA, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2018, we opened new operational facilities in Andrews, Texas (Midland), Exeter, Rhode Island, and Lumberton, North Carolina, a new operational facility in Belfast, Northern Ireland, a new operational facility in Nobitz, Germany (Leipzig), and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. In fiscal 2019, we opened new operational facilities in Curitiba, Brazil and in Mannheim, Germany and three new operational facilities in Spartanburg, South Carolina, Madison, Wisconsin and Harleyville, South Carolina. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.6% of our common stock as of January 31, 2019. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of January 31, 2019, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $338.0 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2018, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of January 31, 2019, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (1)
Fiscal 2019
First Quarter	—	$—	—	89,086,398
November 1, 2018 through November 30, 2018	—	$—	—	89,086,398
December 1, 2018 through December 31, 2018	5,777,451	$47.63	5,777,451	83,308,947
January 1, 2019 through January 31, 2019	1,858,145	$48.44	1,858,145	81,450,802

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

ITEM 6. EXHIBITS

a)	Exhibits

3.1	Copart, Inc. Certificate of Incorporation
3.2	Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3	Bylaws of Copart, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
and Accounting Officer and duly Authorized Officer)
Date: February 28, 2019