Form 10-Q
period 2019-04-30
COPART INC
filed 2019-05-29
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2019
OR
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CPRT	The NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 28, 2019, 229,112,884 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2019

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$102,826	$274,520
Accounts receivable, net	376,564	351,601
Vehicle pooling costs	75,289	34,284
Inventories	22,309	16,734
Income taxes receivable	18,902	15,312
Prepaid expenses and other assets	17,695	16,665
Total current assets	613,585	709,116
Property and equipment, net	1,340,692	1,163,425
Intangibles, net	57,627	64,892
Goodwill	337,725	337,235
Deferred income taxes	333	470
Other assets	41,801	32,560
Total assets	$2,391,763	$2,307,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$279,779	$270,944
Deferred revenue	7,988	4,488
Income taxes payable	1,583	673
Current portion of revolving loan facility and capital lease obligations	7,556	1,151
Total current liabilities	296,906	277,256
Deferred income taxes	40,165	19,733
Income taxes payable	33,634	27,277
Long-term debt, revolving loan facility and capital lease obligations, net of discount	398,835	398,747
Other liabilities	3,371	3,586
Total liabilities	772,911	726,599
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 228,813,647 and 233,898,841 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	545,895	526,858
Accumulated other comprehensive loss	(113,191)	(107,928)
Retained earnings	1,186,125	1,162,146
Total stockholders’ equity	1,618,852	1,581,099
Total liabilities and stockholders’ equity	$2,391,763	$2,307,698
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Service revenues and vehicle sales:
Service revenues	$473,682	$410,762	$1,285,295	$1,186,841
Vehicle sales	79,434	67,436	214,087	169,631
Total service revenues and vehicle sales	553,116	478,198	1,499,382	1,356,472
Operating expenses:
Yard operations	230,553	201,592	653,707	636,383
Cost of vehicle sales	70,984	57,538	189,952	146,148
General and administrative	44,085	44,449	132,050	124,433
Total operating expenses	345,622	303,579	975,709	906,964
Operating income	207,494	174,619	523,673	449,508

Other (expense) income:
Interest expense	(5,324)	(4,416)	(15,208)	(15,769)
Interest income	240	282	1,878	676
Other income (expense), net	1,719	731	7,538	(4,633)
Total other expense	(3,365)	(3,403)	(5,792)	(19,726)
Income before income taxes	204,129	171,216	517,881	429,782
Income tax expense	11,388	43,811	79,684	121,516
Net income	192,741	127,405	438,197	308,266
Net income attributable to noncontrolling interest	—	57	—	147
Net income attributable to Copart, Inc.	$192,741	$127,348	$438,197	$308,119

Basic net income per common share	$0.85	$0.55	$1.90	$1.33
Weighted average common shares outstanding	227,984	232,010	230,922	231,387

Diluted net income per common share	$0.81	$0.52	$1.82	$1.28
Diluted weighted average common shares outstanding	237,892	242,960	241,158	241,030
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2019	2018	2019	2018
Comprehensive income, net of tax:
Net income	$192,741	$127,405	$438,197	$308,266
Other comprehensive income:
Foreign currency translation adjustments	(5,968)	(11,499)	(5,263)	10,264
Comprehensive income	186,773	115,906	432,934	318,530
Comprehensive income attributable to noncontrolling interest	—	57	—	147
Comprehensive income attributable to Copart, Inc.	$186,773	$115,849	$432,934	$318,383

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholder’s Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$—	$1,581,099
Net income	—	—	—	—	114,083	—	114,083
Currency translation adjustment	—	—	—	(7,718)	—	—	(7,718)
Cumulative effect of change in accounting principle	—	—	—	—	(22,954)	—	(22,954)
Exercise of stock options, net of repurchased shares	109,321	—	1,229	—	(2)	—	1,227
Stock-based compensation	—	—	6,021	—	—	—	6,021
Balances at October 31, 2018	234,008,162	23	534,108	(115,646)	1,253,273	—	1,671,758
Net income	—	—	—	—	131,373	—	131,373
Currency translation adjustment	—	—	—	8,423	—	—	8,423
Exercise of stock options, net of repurchased shares	241,896	—	3,991	—	(25)	—	3,966
Stock-based compensation	—	—	5,929	—	—	—	5,929
Shares issued for Employee Stock Purchase Plan	86,208	—	3,501	—	—	—	3,501
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	—	(364,997)
Balances at January 31, 2019	226,700,670	23	530,102	(107,223)	1,037,051	—	1,459,953
Net income	—	—	—	—	192,741	—	192,741
Currency translation adjustment	—	—	—	(5,968)	—	—	(5,968)
Exercise of stock options, net of repurchased shares	2,112,977	—	10,143	—	(43,667)	—	(33,524)
Stock-based compensation	—	—	5,650	—	—	—	5,650
Balances at April 30, 2019	228,813,647	$23	$545,895	$(113,191)	$1,186,125	$—	$1,618,852
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholder’s Equity
Continued
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2017	230,488,296	$23	$453,349	$(100,676)	$745,370	$534	$1,098,600
Net income	—	—	—	—	77,515	45	77,560
Currency translation adjustment	—	—	—	(1,480)	—	—	(1,480)
Exercise of stock options, net of repurchased shares	730,323	—	9,253	—	(3)	—	9,250
Stock-based compensation	—	—	5,307	—	—	—	5,307
Balances at October 31, 2017	231,218,619	23	467,909	(102,156)	822,882	579	1,189,237
Net income	—	—	—	—	103,256	45	103,301
Currency translation adjustment	—	—	—	23,243	—	—	23,243
Distributions to noncontrolling interest	—	—	—	—	—	(55)	(55)
Exercise of stock options, net of repurchased shares	508,285	—	7,349	—	—	—	7,349
Stock-based compensation	—	—	5,968	—	24	—	5,992
Shares issued for Employee Stock Purchase Plan	100,708	—	2,723	—	—	—	2,723
Balances at January 31, 2018	231,827,612	23	483,949	(78,913)	926,162	569	1,331,790
Net income	—	—	—	—	127,348	57	127,405
Currency translation adjustment	—	—	—	(11,499)	—	—	(11,499)
Exercise of stock options, net of repurchased shares	427,768	—	7,214	—	—	—	7,214
Stock-based compensation	—	—	5,902	—	—	—	5,902
Balances at April 30, 2018	232,255,380	$23	$497,065	$(90,412)	$1,053,510	$626	$1,460,812
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$438,197	$308,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	63,709	50,678
Allowance for doubtful accounts	341	1,096
Equity in (earnings) losses of unconsolidated affiliates	(1,852)	679
Stock-based compensation	17,600	17,239
(Gain) loss on sale of property and equipment	(3,753)	4,044
Deferred income taxes	14,583	(17)
Changes in operating assets and liabilities:
Accounts receivable	(69,920)	(43,361)
Vehicle pooling costs	(15,026)	(1,590)
Inventories	(5,721)	(6,700)
Prepaid expenses and other current assets	(1,436)	(371)
Other assets	(7,169)	(413)
Accounts payable and accrued liabilities	17,747	27,981
Deferred revenue	3,512	849
Income taxes receivable	(3,578)	5,043
Income taxes payable	7,304	14,025
Other liabilities	(1,042)	(251)
Net cash provided by operating activities	453,496	377,197
Cash flows from investing activities:
Purchases of property and equipment	(259,336)	(179,695)
Proceeds from sale of property and equipment	17,928	3,368
Purchase of assets in connection with acquisitions	(745)	(8,787)
Net cash used in investing activities	(242,153)	(185,114)
Cash flows from financing activities:
Proceeds from the exercise of stock options	17,261	23,816
Proceeds from the issuance of Employee Stock Purchase Plan shares	3,501	2,723
Repurchases of common stock	(364,997)	—
Payments for employee stock-based tax withholdings	(45,594)	(3)
Net proceeds (repayments) on revolving loan facility	7,000	(231,000)
Distributions to noncontrolling interest	—	(55)
Net cash used in financing activities	(382,829)	(204,519)
Effect of foreign currency translation	(208)	6,611
Net decrease in cash and cash equivalents	(171,694)	(5,825)
Cash and cash equivalents at beginning of period	274,520	210,100
Cash and cash equivalents at end of period	$102,826	$204,275
Supplemental disclosure of cash flow information:
Interest paid	$14,700	$15,406
Income taxes paid, net of refunds	$60,926	$102,762
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2019
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of April 30, 2019 and July 31, 2018, its consolidated statements of income and comprehensive income for the three and nine months ended April 30, 2019 and 2018, and its cash flows for the nine months ended April 30, 2019 and 2018. Interim results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2019. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. The Company also had a 59.5% voting interest in a company, which was acquired as part of the Cycle Express, LLC acquisition (“majority-owned subsidiary”), which provided various repossession services for the powersports auction industry. The noncontrolling interest consisted of a 40.5% outside voting interest in the majority-owned subsidiary. Net income or loss of the majority-owned subsidiary was allocated to the members’ interests in accordance with the operating agreement. During the year ended July 31, 2018, the Company sold the majority-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.
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
Under the new standard, the Company concluded its primary performance obligation is the auctioning of consigned vehicles through an online auction process. Upon adoption of ASC 606, service revenue and vehicle sales revenue are recognized at the date the vehicles are sold at auction, excluding annual registration fees. This timing of revenue recognition under ASC 606 represents a change in the timing of revenue recognition for certain service revenues, such as inbound transportation and titling fees, which were recognized under ASC 605 prior to auction, when the services were performed. Under ASC 606, costs to prepare the vehicles for auction, including inbound transportation costs and titling fees, are deferred and recognized at the time of revenue recognition at auction. The Company calculated the impact of the adoption on the consolidated financial statements, which resulted in a decrease to opening retained earnings, net of tax, as of August 1, 2018, of $23.0 million as a result of the initial application of the standard and did not have a material impact to earnings for the three and nine months ended April 30, 2019. This retained earnings impact related to adjustments to accounts receivable, vehicle pooling costs and deferred taxes upon adoption of the standard.
There were no contract liabilities on the consolidated balance sheets at April 30, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.
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

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$416,874	$56,808	$473,682	$356,252	$54,510	$410,762

	Nine Months Ended April 30, 2019			Nine Months Ended April 30, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,122,470	$162,825	$1,285,295	$1,043,185	$143,656	$1,186,841
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

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018
(In thousands)	United States	International	Total	United States	International	Total
Vehicle sales	$31,325	$48,109	$79,434	$29,029	$38,407	$67,436

	Nine Months Ended April 30, 2019			Nine Months Ended April 30, 2018
(In thousands)	United States	International	Total	United States	International	Total
Vehicle sales	$87,010	$127,077	$214,087	$78,336	$91,295	$169,631

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
The change in the carrying amount of contract assets was as follows (in thousands):

Balance as of July 31, 2018	$11,840
Capitalized contract assets during the period	1,353
Costs amortized during the period	(5,023)
Effect of foreign currency exchange rates	(46)
Balance as of April 30, 2019	$8,124

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Loss on foreign currency translation	(7,252)
Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(5,263)
Cumulative loss on foreign currency translation as of April 30, 2019	$(113,191)

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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of April 30, 2019 and July 31, 2018, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 – Long-Term Debt, and Note 5 – Fair Value Measures.
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
Total gross capitalized software as of April 30, 2019 and July 31, 2018 was $36.7 million and $30.7 million, respectively. Accumulated amortization expense related to software as of April 30, 2019 and July 31, 2018 totaled $21.3 million and $16.0 million, respectively.

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
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2019	July 31, 2018
Advance charges receivable	$281,439	$230,092
Trade accounts receivable	97,174	125,255
Other receivables	3,733	1,698
	382,346	357,045
Less: Allowance for doubtful accounts	(5,782)	(5,444)
Accounts receivable, net	$376,564	$351,601

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
Concurrent with the closing of the Second Amendment to Credit Agreement, the Company prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty. The Second Amendment to Credit Agreement reduced the pricing levels under the Credit Agreement to a range of 0.125% to 0.20% in the case of the commitment fee, 1.00% to 1.75% in the case of the applicable margin for LIBOR loans, and 0.0% to 0.75% in the case of the applicable margin for base rate loans, in each case depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The principal purposes of these financing transactions were to increase the size and availability under the Company’s Revolving Loan Facility and to provide additional long-term financing. The proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2019 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 2.47% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2019, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $7.0 million of outstanding borrowings under the Revolving Loan Facility as of April 30, 2019 and no outstanding borrowings under the Revolving Loan Facility at July 31, 2018.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2019, the consolidated total net leverage ratio was 0.43:1. Minimum liquidity as of April 30, 2019 was $0.9 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2019.

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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of April 30, 2019, the consolidated total net leverage ratio was 0.43:1. Minimum liquidity as of April 30, 2019 was $0.9 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2019.
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
NOTE 4 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2019	July 31, 2018
Amortized intangibles:
Supply contracts & customer relationships	$49,103	$71,787
Trade name	23,529	24,173
Licenses and databases	7,693	9,291
Covenants not to compete	—	1,666
Accumulated amortization	(22,698)	(42,025)
Net intangibles	$57,627	$64,892

Aggregate amortization expense on amortizable intangible assets was $2.5 million and $3.6 million for the three months ended April 30, 2019 and 2018, respectively, and $8.0 million and $10.9 million for the nine months ended April 30, 2019 and 2018, respectively. During the nine months ended April 30, 2019, the Company retired fully amortized intangible assets of $28.0 million, which were no longer being utilized.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2018	$337,235
Goodwill adjustments and acquisitions during the period	563
Effect of foreign currency exchange rates	(73)
Balance as of April 30, 2019	$337,725

NOTE 5 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	April 30, 2019		July 31, 2018
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$9,673	$9,673	$130,769	$130,769
Total Assets	$9,673	$9,673	$130,769	$130,769
Liabilities
Long-term fixed rate debt, including current portion	$398,811	$398,811	$381,230	$381,320
Revolving loan facility	7,000	7,000	—	—
Total Liabilities	$405,811	$405,811	$381,230	$381,320

During the nine months ended April 30, 2019, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 3 – Long-Term Debt.
NOTE 6 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2019	2018	2019	2018
Weighted average common shares outstanding	227,984	232,010	230,922	231,387
Effect of dilutive securities - stock options	9,908	10,950	10,236	9,643
Weighted average common and dilutive potential common shares outstanding	237,892	242,960	241,158	241,030

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,785,000 and 275,000 options to purchase the Company’s common stock for the three months ended April 30, 2019 and 2018, respectively, and 2,245,000 and 4,753,004 options to purchase the Company’s common stock for the nine months ended April 30, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.

NOTE 7 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2019:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2018	17,797	$20.29	6.19	$660,268
Grants of options	1,900	57.40
Exercises	(4,054)	17.44
Forfeitures or expirations	(112)	26.42
Outstanding as of April 30, 2019	15,531	$25.53	6.17	$649,020
Exercisable as of April 30, 2019	10,942	$19.23	5.23	$526,234

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 15,533,034 at April 30, 2019.
The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s restricted stock for the nine months ended April 30, 2019:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2018	28	$36.12
Grants of restricted stock	162	55.57
Vested restricted stock	(2)	44.13
Forfeited restricted stock	(2)	44.74
Outstanding as of April 30, 2019	186	$52.84

The table below sets forth the stock-based compensation recognized by the Company for stock options and restricted stock awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2019	2018	2019	2018
General and administrative	$4,299	$4,883	$13,979	$14,327
Yard operations	1,351	1,058	3,621	2,912
Total stock-based compensation	$5,650	$5,941	$17,600	$17,239

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of the Company’s former President, and A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 3,000,000 and 4,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five year period. Each option became exercisable over five years, subject to continued service by Mr. Adair and the Company’s former President, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. On December 16, 2018, the option held by the Company’s former President became fully vested and on April 15, 2019, the option held by Mr. Adair became fully vested. The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total compensation expense recognized by the Company over the five year service period for these options was $38.8 million. The Company recognized $4.3 million and $5.4 million in compensation expenses for these grants in the nine months ended April 30, 2019 and 2018, respectively.

NOTE 8 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 7,635,596 shares of its common stock under the program during the nine months ended April 30, 2019 at a weighted average price of $47.81 per share totaling $365.0 million. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2018. As of April 30, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. In fiscal 2019, the Company’s former President exercised all of his vested stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $45.6 million for the nine months ended April 30, 2019 and no amounts for the nine months ended April 30, 2018, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Individuals	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2018—Q2	80,000	$6.54	11,996	—	68,004	$43.60	$—
FY 2019—Q3	3,000,000	17.81	945,162	806,039	1,248,799	56.53	45,565

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
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
The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s provisional estimate for both GILTI and FDII did not materially impact the effective income tax rate or income tax expense for the three or nine months ended April 30, 2019.
As of April 30, 2019, the gross amounts of the Company’s liabilities for unrecognized tax benefits of $33.6 million, including interest and penalties, were classified as long-term income taxes payable in the accompanying consolidated balance sheets. Over the next twelve months, the Company’s existing positions will continue to generate an increase in liabilities for unrecognized tax benefits, as well as a likely decrease in liabilities as a result of the lapse of the applicable statute of limitations and the conclusion of income tax audits. The expected decrease in liabilities relating to unrecognized tax benefits will have a positive effect on the Company’s consolidated results of operations and financial position when realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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
The Company’s effective income tax rates were 5.6% and 25.6% for the three months ended April 30, 2019 and 2018, respectively, and 15.4% and 28.3% for the nine months ended April 30, 2019 and 2018, respectively. The effective tax rate for the three months ended April 30, 2019 was calculated based on the 21.0% U.S. federal statutory rate. For the three months ended April 30, 2018, a fiscal year 2018 federal statutory rate of 26.9% was used. The effective tax rates for the three and nine months ended April 30, 2019, were favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The effective tax rates in the current and prior year were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $29.1 million and $3.1 million for the three months ended April 30, 2019 and 2018, respectively, and $34.1 million and $9.4 million for the nine months ended April 30, 2019 and 2018, respectively.
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
Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017 and was effective for the Company beginning with the first quarter of fiscal year 2019. ASU 2014-09 allows adoption with either retrospective application to each period presented, or modified retrospective application, with the cumulative effect recognized as of the date of initial application. The Company used the modified retrospective application with the cumulative effect as its transition method.

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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset, other than inventory. This ASU was effective for annual and interim periods within those annual periods beginning after December 15, 2017, and was required to be adopted using a modified retrospective approach. The Company’s adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated results of operations and financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 was effective for interim and annual reporting periods beginning after December 15, 2017. The guidance was required to be applied on a retrospective basis. The Company’s adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated results of operations and financial position.

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
The following table presents financial information by segment:

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$416,874	$56,808	$473,682	$356,252	$54,510	$410,762
Vehicle sales	31,325	48,109	79,434	29,029	38,407	67,436
Total service revenues and vehicle sales	448,199	104,917	553,116	385,281	92,917	478,198
Yard operations	194,228	36,325	230,553	170,637	30,955	201,592
Cost of vehicle sales	29,032	41,952	70,984	27,456	30,082	57,538
General and administrative	36,681	7,404	44,085	36,300	8,149	44,449
Operating income	188,258	19,236	207,494	150,888	23,731	174,619
Interest (expense) income, net	(5,198)	114	(5,084)	(4,765)	631	(4,134)
Other income (expense), net	1,068	651	1,719	(52)	783	731
Intercompany income (expense)	1,867	(1,867)	—	1,757	(1,757)	—
Income before income taxes	185,995	18,134	204,129	147,828	23,388	171,216
Income tax expense	7,274	4,114	11,388	39,366	4,445	43,811
Net income	$178,721	$14,020	$192,741	$108,462	$18,943	$127,405

Depreciation and amortization	$18,636	$2,476	$21,112	$14,189	$2,384	$16,573
Capital expenditures, including acquisitions	107,569	15,785	123,354	57,028	20,672	77,700

	Nine Months Ended April 30, 2019			Nine Months Ended April 30, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,122,470	$162,825	$1,285,295	$1,043,185	$143,656	$1,186,841
Vehicle sales	87,010	127,077	214,087	78,336	91,295	169,631
Total service revenues and vehicle sales	1,209,480	289,902	1,499,382	1,121,521	234,951	1,356,472
Yard operations	553,205	100,502	653,707	552,848	83,535	636,383
Cost of vehicle sales	81,858	108,094	189,952	75,010	71,138	146,148
General and administrative	110,465	21,585	132,050	103,746	20,687	124,433
Operating income	463,952	59,721	523,673	389,917	59,591	449,508
Interest (expense) income, net	(13,686)	356	(13,330)	(15,881)	788	(15,093)
Other income (expense), net	6,367	1,171	7,538	(4,653)	20	(4,633)
Intercompany income (expense)	5,209	(5,209)	—	5,243	(5,243)	—
Income before income taxes	461,842	56,039	517,881	374,626	55,156	429,782
Income tax expense	70,539	9,145	79,684	110,628	10,888	121,516
Net income	$391,303	$46,894	$438,197	$263,998	$44,268	$308,266

Depreciation and amortization	$55,905	$7,475	$63,380	$41,772	$8,574	$50,346
Capital expenditures, including acquisitions	209,723	50,358	260,081	152,737	35,745	188,482

	April 30, 2019			July 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$1,935,621	$456,142	$2,391,763	$1,856,058	$451,640	$2,307,698
Goodwill	256,997	80,728	337,725	256,434	80,801	337,235

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
The following table sets forth operational facilities that we have opened and began operations from August 1, 2017 through April 30, 2019:

Locations	Date	Geographic Service Area
Andrews, Texas (Midland)	August 2017	United States
Exeter, Rhode Island	October 2017	United States
Lumberton, North Carolina	June 2018	United States
Spartanburg, South Carolina	August 2018	United States
Madison, Wisconsin	September 2018	United States
Harleyville, South Carolina	January 2019	United States
Macon, Georgia	January 2019	United States
Mocksville, North Carolina	January 2019	United States
Antelope, California	January 2019	United States
Sacramento, California	March 2019	United States
Fredericksburg, Virginia	April 2019	United States
Nobitz, Thuringia (Leipzig)	April 2018	Germany
Belfast, Northern Ireland	April 2018	United Kingdom
Curitiba, Paraná	September 2018	Brazil
Mannheim, Rhineland-Palatinate	October 2018	Germany
Stuttgart, Baden-Württemberg	November 2018	Germany
Hessen, Frankfurt	November 2018	Germany
Schleswig-Holstein (Hamburg)	November 2018	Germany
Furth, Bavaria (Nuremberg)	November 2018	Germany
Massen, Brandenburg (Berlin)	November 2018	Germany
Friesack, Brandenburg (Berlin)	December 2018	Germany
The following table sets forth operational facilities obtained through business acquisitions from August 1, 2017 through April 30, 2019:

Locations	Date	Geographic Service Area
Greenville, Kentucky	March 2019	United States
Espoo, Finland	March 2018	Finland
Pirkkala, Finland	March 2018	Finland
Oulu, Finland	March 2018	Finland
Turku, Finland	March 2018	Finland
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Service revenues and vehicle sales:
Service revenues	86%	86%	86%	87%
Vehicle sales	14%	14%	14%	13%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	41%	42%	43%	47%
Cost of vehicle sales	13%	12%	13%	11%
General and administrative	8%	9%	9%	9%
Total operating expenses	62%	63%	65%	67%
Operating income	38%	37%	35%	33%
Other expense	(1)%	(1)%	—%	(1)%
Income before income taxes	37%	36%	35%	32%
Income taxes	2%	9%	5%	9%
Net income	35%	27%	30%	23%
Comparison of the Three and Nine Months Ended April 30, 2019 and 2018
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Service revenues
United States	$416,874	$356,252	$60,622	17.0%	$1,122,470	$1,043,185	$79,285	7.6%
International	56,808	54,510	2,298	4.2%	162,825	143,656	19,169	13.3%
Total service revenues	$473,682	$410,762	$62,920	15.3%	$1,285,295	$1,186,841	$98,454	8.3%
Service Revenues. The increase in service revenues during the three months ended April 30, 2019 of $62.9 million, or 15.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $60.6 million and (ii) an increase in International of $2.3 million. The growth in the U.S. was driven primarily by (i) increased volume, (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, partially offset by (iii) Hurricane Harvey, as the storm produced flood damaged vehicles. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $4.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $6.5 million was driven primarily by increased volume and higher average auction selling prices.
The increase in service revenues during the nine months ended April 30, 2019 of $98.5 million, or 8.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $79.3 million and (ii) an increase in International of $19.2 million. The growth in the U.S. was driven primarily by (i) increased volume, (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, partially offset by (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $9.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $28.7 million was driven primarily by increased volume and higher average auction selling prices.

The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Vehicle sales
United States	$31,325	$29,029	$2,296	7.9%	$87,010	$78,336	$8,674	11.1%
International	48,109	38,407	9,702	25.3%	127,077	91,295	35,782	39.2%
Total vehicle sales	$79,434	$67,436	$11,998	17.8%	$214,087	$169,631	$44,456	26.2%
Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2019 of $12.0 million, or 17.8%, as compared to the same period last year resulted from (i) an increase in International of $9.7 million and (ii) an increase in the U.S. of $2.3 million. The increase in the U.S. was primarily the result of increased volume. Excluding a detrimental impact of $3.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $13.3 million was primarily the result of higher average auction selling prices and an increase in volume.
The increase in vehicle sales for the nine months ended April 30, 2019 of $44.5 million, or 26.2%, as compared to the same period last year resulted from (i) an increase in International of $35.8 million and (ii) an increase in the U.S. of $8.7 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a detrimental impact of $6.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $42.4 million was primarily the result of higher average auction selling prices and an increase in volume.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Yard operations expenses
United States	$194,228	$170,637	$23,591	13.8%	$553,205	$552,848	$357	0.1%
International	36,325	30,955	5,370	17.3%	100,502	83,535	16,967	20.3%
Total yard operations expenses	$230,553	$201,592	$28,961	14.4%	$653,707	$636,383	$17,324	2.7%

Yard operations expenses, excluding depreciation and amortization
United States	$181,018	$161,530	$19,488	12.1%	$512,342	$526,672	$(14,330)	(2.7)%
International	34,137	28,874	5,263	18.2%	93,943	76,094	17,849	23.5%

Yard depreciation and amortization
United States	$13,210	$9,107	$4,103	45.1%	$40,863	$26,176	$14,687	56.1%
International	2,188	2,081	107	5.1%	6,559	7,441	(882)	(11.9)%
Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2019 of $29.0 million, or 14.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $23.6 million, primarily from an increase in the cost to process each car and growth in volume and (ii) an increase in International of $5.4 million, primarily from an increase in the cost to process each car, growth in volume, and partially offset by the beneficial impact of $2.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the nine months ended April 30, 2019 of $17.3 million, or 2.7%, as compared to the same period last year resulted from (i) an increase in International of $17.0 million and (ii) an increase in the U.S. of $0.4 million, primarily from abnormal Hurricane Harvey cost in the same period last year, an increase in the cost to process each car, and growth in volume. The increase in International was primarily from an increase in the cost to process each car, growth in volume, and partially offset by the beneficial impact of $5.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. The increase in the cost to process each car in the same period last year in the U.S. relates to the negative impact of abnormal costs of $68.6 million for temporary storage facilities; abnormally high costs for subhaulers; increased labor costs due to overtime; travel and lodging due to the reassignment of employees; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs did not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Cost of vehicle sales
United States	$29,032	$27,456	$1,576	5.7%	$81,858	$75,010	$6,848	9.1%
International	41,952	30,082	11,870	39.5%	108,094	71,138	36,956	51.9%
Total cost of vehicle sales	$70,984	$57,538	$13,446	23.4%	$189,952	$146,148	$43,804	30.0%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2019 of $13.4 million, or 23.4%, as compared to the same period last year resulted from (i) an increase in International of $11.9 million and (ii) an increase in the U.S. of $1.6 million. The increase in the U.S. was primarily the result of increased volume. Excluding the beneficial impact of $3.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $15.1 million was primarily the result of higher average purchase prices and an increase in volume.
The increase in cost of vehicle sales for the nine months ended April 30, 2019 of $43.8 million, or 30.0%, as compared to the same period last year resulted from (i) an increase in International of $37.0 million and (ii) an increase in the U.S. of $6.8 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold. Excluding the beneficial impact of $5.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $42.7 million was primarily the result of higher average purchase prices and an increase in volume.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
General and administrative expenses
United States	$36,681	$36,300	$381	1.0%	$110,465	$103,746	$6,719	6.5%
International	7,404	8,149	(745)	(9.1)%	21,585	20,687	898	4.3%
Total general and administrative expenses	$44,085	$44,449	$(364)	(0.8)%	$132,050	$124,433	$7,617	6.1%

General and administrative expenses, excluding depreciation and amortization
United States	$31,255	$31,218	$37	0.1%	$95,423	$88,150	$7,273	8.3%
International	7,116	7,846	(730)	(9.3)%	20,669	19,554	1,115	5.7%

General and administrative depreciation and amortization
United States	$5,426	$5,082	$344	6.8%	$15,042	$15,596	$(554)	(3.6)%
International	288	303	(15)	(5.0)%	916	1,133	(217)	(19.2)%

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended April 30, 2019 of $0.4 million, or 0.8%, as compared to the same period last year resulted from (i) a decrease in International of $0.7 million and partially offset by (ii) an increase in the U.S. of $0.4 million. Excluding depreciation and amortization, the decrease in International of $0.7 million resulted primarily from a beneficial impact of $0.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates. The increase in depreciation and amortization expenses for the three months ended April 30, 2019 as compared to the same period last year resulted primarily from depreciating certain corporate and technology assets in the U.S., partially offset by intangible assets becoming fully amortized in the U.S.
The increase in general and administrative expenses for the nine months ended April 30, 2019 of $7.6 million, or 6.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $6.7 million and (ii) an increase in International of $0.9 million. Excluding depreciation and amortization, the increase in the U.S. of $7.3 million resulted primarily from supporting our continued growth initiatives, as well as certain litigation costs and the increase in International of $1.1 million resulted primarily from the expansion of our European businesses. The decrease in depreciation and amortization expenses for the nine months ended April 30, 2019 as compared to the same period last year resulted primarily from intangible assets becoming fully amortized in the U.S., partially offset by depreciating certain corporate and technology assets in the U.S.
The following table summarizes total other expense and income taxes for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Total other expense	$(3,365)	$(3,403)	$38	1.1%	$(5,792)	$(19,726)	$13,934	70.6%
Income taxes	11,388	43,811	(32,423)	(74.0)%	79,684	121,516	(41,832)	(34.4)%
Other Expense. The decrease in total other expense for the nine months ended April 30, 2019 of $13.9 million as compared to the same period last year was primarily due to gains on the disposal of certain non-operating assets in the current year, earnings of unconsolidated affiliates and an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate, partially offset by losses on the disposal of certain non-operating assets in the prior year.
Income Taxes. Our effective income tax rates were 5.6% and 25.6% for the three months ended April 30, 2019 and 2018, respectively, and 15.4%, and 28.3% for the nine months ended April 30, 2019 and 2018, respectively. The effective tax rate for the three months ended April 30, 2019 was calculated based on the 21.0% U.S. federal statutory rate. For the three months ended April 30, 2018, a fiscal year 2018 federal statutory rate of 26.9% was used. The effective tax rates for the three and nine months ended April 30, 2019, were favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The effective tax rates in the current and prior year were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $29.1 million and $3.1 million for the three months ended April 30, 2019 and 2018, respectively, and $34.1 million and $9.4 million for the nine months ended April 30, 2019 and 2018, respectively. See Note 9 – Income Taxes for a detailed discussion of the Act.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2019 and July 31, 2018 and for the nine months ended April 30, 2019 and 2018, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2019	July 31, 2018	Change	% Change
Cash and cash equivalents	$102,826	$274,520	$(171,694)	(62.5)%
Working capital	316,679	431,860	(115,181)	(26.7)%

	Nine Months Ended April 30,
(In thousands)	2019	2018	Change	% Change
Operating cash flows	$453,496	$377,197	$76,299	20.2%
Investing cash flows	(242,153)	(185,114)	(57,039)	(30.8)%
Financing cash flows	(382,829)	(204,519)	(178,310)	(87.2)%

Capital expenditures, including acquisitions	$(260,081)	$(188,482)	$(71,599)	(38.0)%
Net proceeds (repayments) on revolving loan facility	7,000	(231,000)	238,000	103.0%
Cash and cash equivalents and working capital decreased at April 30, 2019 as compared to July 31, 2018 primarily due to repurchases of our common stock as part of out stock repurchase program, payments for employee stock-based tax withholdings, and capital expenditures, partially offset by cash generated from operations. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2019, $72.7 million of the $102.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations. See Notes to Unaudited Consolidated Financial Statements, Note 9 – Income Taxes for further discussion regarding U.S. tax reform and its corresponding impact on foreign cash repatriation.
Net cash provided by operating activities increased for the nine months ended April 30, 2019 as compared to the same period in 2018 due to improved cash operating results from an increase in service revenues and vehicle sales and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $26.6 million, a decrease in accounts payable and accrued liabilities of $10.2 million due to the timing of payments, a decrease in inventory and vehicle pooling costs of $12.5 million, and an increase of income taxes receivable of $8.6 million related to excess tax benefits from stock option exercises.

Net cash used in investing activities increased for the nine months ended April 30, 2019 as compared to the same period in 2018 due primarily to increased capital expenditures partially offset by an increase in proceeds from the sale of property and equipment and less cash used for acquisitions. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the nine months ended April 30, 2019 as compared to the same period in 2018 due primarily to repurchases of common stock as part of our stock repurchase program and payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases" partially offset by an increase in net proceeds from our Revolving Loan Facility. See Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt and under the subheadings “Credit Agreement”, and “Note Purchase Agreement”.
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
Concurrent with the closing of the Second Amendment to Credit Agreement, we prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty. The Second Amendment to Credit Agreement reduced the pricing levels under the Credit Agreement to a range of 0.125% to 0.20% in the case of the commitment fee, 1.00% to 1.75% in the case of the applicable margin for LIBOR loans, and 0.0% to 0.75% in the case of the applicable margin for base rate loans, in each case depending on our consolidated total net leverage ratio during the preceding fiscal quarter. The principal purposes of these financing transactions were to increase the size and availability under our Revolving Loan Facility and to provide additional long-term financing. The proceeds are being used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to our expansion strategies in domestic and international markets.

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) an adjusted LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. The interest rate as of April 30, 2019 on our Revolving Loan Facility was the one month LIBOR rate of 2.47% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at April 30, 2019, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $7.0 million of outstanding borrowings under the Revolving Loan Facility as of April 30, 2019 and no outstanding borrowings under the Revolving Loan Facility at July 31, 2018.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2019, the consolidated total net leverage ratio was 0.43:1. Minimum liquidity as of April 30, 2019 was $0.9 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of April 30, 2019.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of April 30, 2019, the consolidated total net leverage ratio was 0.43:1. Minimum liquidity as of April 30, 2019 was $0.9 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2019.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 7,635,596 shares of our common stock under the program during the nine months ended April 30, 2019 at a weighted average price of $47.81 per share totaling $365.0 million. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2018. As of April 30, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. In fiscal 2019, the Company’s former President exercised all of his vested stock options through cashless exercises. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $45.6 million for the nine months ended April 30, 2019 and no amounts for the nine months ended April 30, 2018, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Individuals	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2018—Q2	80,000	$6.54	11,996	—	68,004	$43.60	$—
FY 2019—Q3	3,000,000	17.81	945,162	806,039	1,248,799	56.53	45,565

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on October 1, 2018.
Off-Balance Sheet Arrangements
As of April 30, 2019, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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
No single customer accounted for more than 10% of our consolidated revenue during the nine months ended April 30, 2019. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2008 we made a significant acquisition in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and an acquisition in Finland in fiscal 2018. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, although we continue to operate a technology and operations center in India for administrative support, we decided to suspend our salvage operations in India in fiscal 2018, which did not have a material effect on our consolidated results of operations and financial position, until the Indian market develops in a manner better suited to our business model.
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Recent regulatory changes in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union (“EU”) on May 25, 2018, applies to all of our activities conducted from an establishment in the EU and may also apply to related products and services that we offer to EU users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”) and the Brazilian General Data Protection Law (“LGPD”), were also recently enacted and these laws create new data privacy rights for individuals, both of which become effective in 2020. Complying with the GDPR, the CCPA, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2018, we opened three new operational facilities in the U.S., a new operational facility in the U.K., a new operational facility in Germany, and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eight new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.4% of our common stock as of April 30, 2019. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of April 30, 2019, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $337.7 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2018, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of April 30, 2019, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (1)
Fiscal 2019
First Quarter	—	$—	—	89,086,398
Second Quarter	7,635,596	$47.81	7,635,596	81,450,802
February 1, 2019 through February 28, 2019	—	$—	—	81,450,802
March 1, 2019 through March 31, 2019	—	$—	—	81,450,802
April 1, 2019 through April 30, 2019	—	$—	—	81,450,802

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
and Accounting Officer and duly Authorized Officer)
Date: May 29, 2019