Form 10-K
period 2019-07-31
COPART INC
filed 2019-09-30
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission file number: 000-23255
COPART, INC.
(Exact name of registrant as specified in its charter)

Delaware		000-23255		94-2867490
(State or other jurisdiction of incorporation or organization)		(Commission File Number)		(I.R.S. Employer Identification No.)

14185 Dallas Parkway	Suite 300	Dallas	Texas	75254
(Address of principal executive offices, including zip code)
(972) 391-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CPRT	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,985,566,607 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 27, 2019, 232,250,144 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2019, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

1

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2019

i

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2019, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Although we believe that, based on information currently available to us and our management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Item 1.        Business

Corporate Information

We were incorporated in California in 1982, became a public company in 1994 and were reincorporated into Delaware in January 2012. Our principal executive offices are located at 14185 Dallas Parkway, Suite 300, Dallas, Texas 75254 and our telephone number there is (972) 391-5000. Our website is www.copart.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge, through a link on our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC.

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

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. Many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further de novo resource extraction. In each case, our business has reduced the carbon and other environmental footprint of the global transportation industry.

Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world.

For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. In addition, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, entered into emergency leases, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in the Houston, Texas metropolitan area in the wake of Hurricane Harvey in the summer of 2017.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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

Through our Virtual Bidding Third Generation (VB3) auction platform our sales process is open to registered buyers (whom we refer to as “members”) anywhere in the world with access to the internet. This technology and model employ a two-step bidding process. The first step is an open preliminary bidding feature that allows members to enter bids either at a bidding station at the storage facility or over the internet during the preview period. To improve the effectiveness of bidding, the VB3 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature incrementally bids on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe our virtual auction platform increases the pool of available buyers for each sale, which brings added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improves the efficiency of our operations by eliminating the expense and capital requirements which would be associated with holding live auctions.

For fiscal 2019, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 55.2% of total vehicles sold; of which 32.0% of vehicles were sold to out of state members within the U.S. and 23.2% were sold to International members, based on the address submitted during registration.

We believe that we offer the highest level of service in the auction and vehicle remarketing industry and have established our leading market position by:

•
providing coverage that facilitates seller access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially trained teams;

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2019, our revenues were $2.0 billion and our operating income was $716.5 million.

In fiscal 2017, we opened a new operational facility in Germany, a new operational facility in Brazil, nine new operational facilities in the U.S. and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in nine locations across the U.S.

In fiscal 2018, we opened three new operational facilities in the U.S., a new operational facility in the U.K., a new operational facility in Germany, and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland.

In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky.

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

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. Sellers generally auction or sell their vehicles on a consignment basis either for a fixed fee or a percentage of the sales price. Occasionally, companies in our industry purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based on the vehicles’ estimated pre-accident cash value and the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and delivered to the buyer. While most companies in this industry remarket vehicles through a physical auction or a hybrid internet and physical auction, we sell virtually all our vehicles on our internet selling platform VB3, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

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

Most of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident or to a lesser extent a natural disaster. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its pre-accident value (PAV), otherwise known as actual cash value (ACV). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV, as well as customer service considerations. If the cost of repair is greater than the PAV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

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

Generally, upon receipt of the pickup order (the assignment), we arrange for the transportation of a vehicle to our nearest facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle’s release from a towing company, vehicle repair facility or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle, invoiced separately to the seller or deducted from the net proceeds due to the seller.

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

As part of our overall expansion strategy, our objective is to increase our revenues, operating profits, and market share in the vehicle remarketing industry. To implement our growth strategy, we intend to continue to do the following:

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

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

Geographic Coverage and Ability to Respond on a National Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the U.S., Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured. We offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:

•	attractiveness and efficiency to buyers, leading to enhanced selling prices for vehicles;

•	a reduction in administrative time and effort;

•	a reduction in overall vehicle transportation costs;

•	convenient local facilities;

•	improved access to buyers throughout the world;

•	a prompt response in the event of a natural disaster or other catastrophe; and

•	consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:

•	internet bidding, internet proxy bidding, and virtual sales powered by VB3, which enhance the competitive bidding process;

•	mobile applications, which allow members to search, bid, create watch lists, join auctions and bid in numerous languages from anywhere;

•	a tailored experience by way of predictive analytics through collaborative filtering, such as the Recommendations Engine feature that suggests similar makes and models based on a member’s behavior;

•	Buy It Now, which provides an option to our members to purchase specific pre-qualified vehicles immediately at a set price before the live auction process;

•	Make An Offer, which provides an option to our members to submit an offer amount on certain selected vehicles and if the offer is accepted, purchase the vehicle before the live auction process;

•	online payment capabilities via our ePay product, credit cards and dealer financing programs;

•	email notifications available in numerous languages to potential buyers of vehicles that match desired characteristics;

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. Our revenues for the year ended July 31, 2019 were distributed as follows: U.S. 81.1% and International 18.9%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2019, 2018 and 2017 are presented in the tables in Note 12 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Salvage Estimation Services

We offer Copart ProQuote, a proprietary service that assists sellers in the vehicle claims evaluation process by providing online salvage value estimates, which helps sellers determine whether to repair a vehicle or deem it a total loss.

IntelliSeller

We offer IntelliSeller, an automated tool leveraging our vast and detailed vehicle and sales data to assist our sellers in making vital auction decisions. Using machine learning, IntelliSeller optimizes the utilization of our vehicle and sales data to determine when to establish minimum bid values and suggest when to re-auction a unit to ensure optimal returns while minimizing cycle time.

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

Transportation Services

In the U.S. and Canada, we perform transportation services through a combination of our fleet of over 80 vehicles and predominately using third-party vehicle transport companies. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the U.K., we perform transportation services through a combination of our fleet of over 220 vehicles and third-party vehicle transport companies. In Germany, we perform transportation services through our fleet of over 25 vehicles.

Vehicle Inspection Stations

We offer some of our major insurance company sellers office and yard space to house vehicle inspection stations on-site at our facilities. We have over 100 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

On-Demand Reporting

We provide vehicle sellers with real time data for vehicles that we process for the seller. This includes vehicle sellers’ gross and net returns on each vehicle, service charges, and other data that enable our vehicle sellers to more easily administer and monitor the vehicle disposition process. In addition, we have developed a database containing over 300 fields of real-time and historical information accessible by our sellers allowing for their generation of custom ad hoc reports and customer specific analysis.

Title Processing and Procurement

We have extensive expertise in DMV document and title processing for salvage vehicles. We have developed a computer system which provides a direct link to the DMV computer systems of multiple states, allowing us to expedite the processing of vehicle title paperwork. We also facilitate the title transfer from the original owner or financial institutions on behalf of some of our sellers to streamline the documentation and vehicle auction process.

Loan Payoff

Through utilizing existing relationships, we can quickly and electronically obtain up-to-date loan payoff information from hundreds of automotive lenders, including the remaining balance due and per diem on a vehicle loan, to expedite the loan payoff and title transfer process.

Flexible Vehicle Processing Programs

At the election of the seller, we sell vehicles pursuant to our Percentage Incentive Program, which we refer to as PIP, Consignment Program, or Purchase Program.

Percentage Incentive Program. Our Percentage Incentive Program is an innovative processing program designed to broadly serve the needs of vehicle sellers. Under PIP, we agree to sell all of the vehicles of a seller in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return. We provide the vehicle seller, at our expense, with transportation of the vehicle to our nearest facility, as well as DMV document and title processing. In addition, we provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles, and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of the vehicles, thereby increasing the return on salvage vehicles to both vehicle sellers and us.

Consignment Program. Under our Consignment Program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our nearest facility, storage of the vehicle, and other incidental costs.

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

Member Network

We maintain a database of thousands of registered members (“buyers”) in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. Our database includes each member’s vehicle preference and purchasing history. This data enables us to notify prospective buyers throughout the world via email of vehicles available for bidding that match their vehicle preferences. Listings of vehicles to be sold on a day and location are also made available on the internet.

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to members and to individuals who have not registered to view auctions via our website and our mobile application anywhere in the world where internet access is available. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either over the internet or at a bidding station at the storage facility during the preview days. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown or any extensions, the vehicle sells to the highest bidder.

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated group of employees in the U.S. that target these dealers and work with them throughout the sales process.

Cash For Cars

We provide the general public with a fast and convenient method to sell their vehicles. Anyone can go to CashForCars.com; CashForCars.ca; or CashForCars.de and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle, we give them a check for their vehicle and then sell the vehicle on our own behalf.

National Powersport Auctions

In the U.S., we provide non-salvage powersport vehicle remarketing services through live and online auction platforms to dealers, financial institutions and OEMs through our subsidiary National Powersport Auctions, or NPA. NPA, also offers comprehensive data services including the NPA Value GuideTM, which we believe is the industry’s most accurate wholesale valuation tool. NPA has facilities in San Diego, California; Philadelphia, Pennsylvania; Dallas, Texas; Cincinnati, Ohio; Atlanta, Georgia; Littleton, Colorado; Madison, Wisconsin; Portland, Oregon; and Sacramento, California.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2019, 2018 and 2017. We obtained 80% of the total number of vehicles processed during fiscal 2019 from insurance company sellers. We obtained 78% and 84% of the total number of vehicles processed during fiscal 2018 and 2017, respectively, from insurance company sellers.

We typically contract with the regional or branch office of an insurance company or other vehicle sellers. The agreements are customized to each vehicle seller’s needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle seller in a designated geographic area.

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

During the last three years, most of our revenue was generated within the U.S. and a majority of our long-lived assets are located within the U.S. Please see Note 12 — Segments and Other Geographic Reporting in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

We maintain a database of thousands of registered members (“buyers”) in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member, a person or business must complete a basic application either online or through our mobile applications. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our sales, subject to local licensing and permitting requirements. In certain venues, we may sell to the general public either directly or members may purchase a vehicle offered at Copart through a registered broker who meets local licensing and permitting requirements. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via email notifications, sales notices, telemarketing, direct mail, in-location marketing, search engines, social media, radio, television, trade publications and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include Insurance Auto Auctions, Inc.; KAR Auction Services, Inc. (including its subsidiary ADESA, Inc.); Auction Broadcasting Company, LLC; and Manheim, Inc. The largest national dismantler is LKQ Corporation (LKQ). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers and privately held independent remarketers.

Management Information Systems

Our primary yard management information system consists of a series of IBM AS/400 mainframe computer systems and other servers which run our proprietary software developed to process salvage sales vehicles throughout the auction process. This system is integrated with the internet to enable buyers to view salvage vehicles and bid on them. It can also be integrated with the seller’s system and enables the sellers to monitor their vehicles and analyze the progression of vehicles through the auction process. Our auction-style service product, VB3, is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required.

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

We have developed a proprietary enterprise operating system to enable us to address our international expansion needs. This proprietary system is designed to provide multi-language and multi-currency capabilities. We began using our internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017. We intend to continue development of this system and implement it in certain additional international locations in the future.

Employees

As of July 31, 2019, we had 7,327 full-time employees, of whom 1,222 were engaged in general and administrative functions and 6,105 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

United States	5,392
International	1,935
Total employees	7,327

Environmental Matters

Our operations are subject to federal, state, national, international, provincial and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such actions as may be necessary under laws in the United States to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

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

No single customer accounted for more than 10% of our consolidated revenues for fiscal 2019. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our business activities and public policy interests expose us to political, regulatory, economic, and reputational risks.

Our business activities, facilities expansions, and civic and public policy interests may be unpopular in certain communities, exposing us to reputational and political risk. For example, public opposition in some communities to different aspects of our business operations has impacted our ability to obtain required business use permits. Additionally, our interests in legislative and regulatory processes at different levels of government in the geographies in which we operate have been opposed by competitors and other interest groups. Although we believe we generally enjoy positive community relationships and political support in our range of operations, shifting public opinion sentiments and socio-political dynamics could have an adverse effect on our business and reputation.

Our operations and acquisitions in certain foreign areas expose us to regulatory, economic, and reputational risks.

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

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2017, we opened a new operational facility in Germany, a new operational facility in Brazil, nine new operational facilities in the U.S. and acquired Cycle Express, LLC, which conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA currently operates facilities in nine locations across the U.S. In fiscal 2018, we opened three new operational facilities in the U.S., a new operational facility in the U.K., a new operational facility in Germany, and acquired locations in the municipalities of Espoo; Pirkkala; Oulu; and Turku, Finland. In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 15.3% of our common stock as of July 31, 2019. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, only a portion of which are referred to as inventory, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2006, fiscal 2013 and fiscal 2018, we recognized substantial additional costs associated with Hurricanes Katrina, Rita, Sandy, and Harvey. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included premiums for subhaulers, payroll, equipment and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

Federal, state, and local government regulation of the vehicle sales industry may impair our operations, increase our costs of doing business and create potential liability.

Participants in the vehicle sales industry are subject to and may be required to expend funds to ensure compliance with, a variety of governmental, regulatory and administrative rules, regulations. Among other laws and regulations, we are subject at the state level to land use ordinances, business licensure requirements and procedures, vehicle registration rules and procedures, and regulations relating to zoning and land use. We are subject at the federal level to laws and regulations relating to the environment, anti-money laundering, anti-corruption, and reporting requirements to law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, national, international, provincial, state and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers and may decrease demand for our vehicles.

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

Our operations are subject to federal, state, national, international, provincial and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such actions as may be necessary under laws in the United States to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations and financial position.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of July 31, 2019, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $333.3 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2019, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of July 31, 2019, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. This facility consists of approximately 123,000 square feet of office space under a lease which expires in fiscal 2029. In the U.S., we own or lease facilities in every state except North Dakota and Vermont. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, British Columbia, Newfoundland and New Brunswick. In the U.K., we own or lease 18 operating facilities. In Brazil, we own or lease eleven operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany we operate an online platform and own or lease thirteen operating facilities. In Spain, we operate an online platform, own one operating facility and lease five additional storage locations. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.        Legal Proceedings

Legal Proceedings

We are subject to threats of litigation and are involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. There are no material pending legal proceedings to which we are party, or with respect to which our property is subject.

We will provide for costs relating to matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on our future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. We believe that any ultimate liability would not have a material effect on our consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles negotiated when the insurance is purchased.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2019, there were 229,790,268 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 27, 2019, we had 877 stockholders of record. On July 31, 2019, the last reported sale price of our common stock on the NASDAQ Global Select Market was $77.53 per share.

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business. The Credit Agreement to which we are a party contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, pay dividends, subject to certain exceptions. For further detail see Notes to Consolidated Financial Statements, Note 7 — Long-Term Debt and Note 9 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” in the Liquidity and Capital Resources sections of this Annual Report on Form 10-K.

Repurchases of Our Common Stock

On September 22, 2011, our board of directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. For fiscal 2018 and 2017, we did not repurchase any shares of our common stock under the program. As of July 31, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under our program.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Fiscal 2017
First Quarter	—	$—	—	89,086,398
Second Quarter	—	$—	—	89,086,398
Third Quarter	—	$—	—	89,086,398
Fourth Quarter	—	$—	—	89,086,398
Fiscal 2018
First Quarter	—	$—	—	89,086,398
Second Quarter	—	$—	—	89,086,398
Third Quarter	—	$—	—	89,086,398
Fourth Quarter	—	$—	—	89,086,398
Fiscal 2019
First Quarter	—	$—	—	89,086,398
Second Quarter	7,635,596	$47.81	7,635,596	81,450,802
Third Quarter	—	$—	—	81,450,802
May 1, 2019 through May 31, 2019	—	$—	—	81,450,802
June 1, 2019 through June 30, 2019	—	$—	—	81,450,802
July 1, 2019 through July 31, 2019	—	$—	—	81,450,802

(1)
Our stock repurchase program was announced on February 20, 2003. On September 22, 2011, our board of directors approved an 80 million share increase in our stock repurchase program, bringing the total current authorization to 196 million shares. The repurchase may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.

During fiscal 2018 and 2017, certain executive officers and members of our board of directors exercised stock options through cashless exercises. During fiscal 2019, our former President exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $45.6 million, no amounts and $134.6 million for the years ended July 31, 2019, 2018 and 2017, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2019.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2019 since July 31, 2014, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, the S&P 500 Index, and the NASDAQ Q-50 (NXTQ)

	Fiscal Year Ended July 31,
	2014	2015	2016	2017	2018	2019
Copart, Inc.	$100.00	$107.94	$151.11	$188.68	$343.86	$464.53
NASDAQ Composite	$100.00	$118.71	$120.99	$150.53	$183.84	$198.07
NASDAQ Industrial	$100.00	$120.16	$128.41	$154.19	$182.45	$194.33
S&P 500 Index	$100.00	$111.21	$117.45	$136.29	$158.43	$171.08
NASDAQ Q-50 (NXTQ)	$100.00	$109.34	$100.69	$115.80	$141.13	$162.10

*
Assumes that $100.00 was invested on July 31, 2014 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, the NASDAQ Q-50 (NXTQ), and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

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

	Fiscal Year Ended July 31,
(In thousands, except per share)	2019	2018	2017	2016	2015
Operating Data
Revenues	$2,041,957	$1,805,695	$1,447,981	$1,268,449	$1,146,079
Operating income	716,475	584,345	461,299	406,470	344,401
Income before income taxes	704,951	562,511	440,100	395,865	332,069
Income taxes	113,258	144,504	45,839	125,505	112,286
Net income	$591,693	$418,007	$394,261	$270,360	$219,783
Basic net income per common share	$2.57	$1.80	$1.72	$1.18	$0.87
Weighted average common shares outstanding	230,489	231,793	228,686	228,846	251,829
Diluted net income per common share	$2.46	$1.73	$1.66	$1.11	$0.84
Diluted weighted average common shares outstanding	240,453	241,877	237,019	244,295	262,851

Balance Sheet Data
Cash and cash equivalents	$186,319	$274,520	$210,100	$155,849	$456,012
Working capital	405,163	431,860	285,108	220,523	521,456
Total assets	2,547,617	2,307,698	1,982,501	1,649,820	1,798,660
Total debt	401,229	399,898	633,038	640,492	644,514
Stockholders’ equity	1,778,381	1,581,099	1,098,600	774,456	964,464

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2019, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. Many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further de novo resource extraction. In each case, our business has reduced the carbon and other environmental footprint of the global transportation industry.

Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. In addition, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, entered into emergency leases, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in the Houston, Texas metropolitan area in the wake of Hurricane Harvey in the summer of 2017.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) the mix of cars sold; and (iv) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.8 years in 2019. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.

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

Other Income and Expense: Other income primarily includes income from the rental of certain real property, foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Consolidated Financial Statements, Note 7 — Long-Term Debt.

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

The following tables set forth operational facilities that we have opened and began operations from August 1, 2016 through July 31, 2019:

United States Locations	Date
Brighton, Colorado (Denver)	August 2016
Sun Valley, California (Los Angeles)	November 2016
Casper, Wyoming	January 2017
Littleton, Colorado (Denver)	January 2017
Apopka, Florida (Orlando)	January 2017
Alorton, Illinois (St. Louis)	February 2017
Okeechobee, Florida	March 2017
Ogden, Utah (Salt Lake City)	March 2017
Wilmington, California (Long Beach)	March 2017
Andrews, Texas (Midland)	August 2017
Exeter, Rhode Island	October 2017
Lumberton, North Carolina	June 2018
Spartanburg, South Carolina	August 2018
Madison, Wisconsin	September 2018
Harleyville, South Carolina	January 2019
Macon, Georgia	January 2019
Mocksville, North Carolina	January 2019
Antelope, California	January 2019
Sacramento, California	March 2019
Fredericksburg, Virginia	April 2019
West Mifflin, Pennsylvania	May 2019
Hartford, Connecticut	July 2019
Buffalo, New York	July 2019

International Locations	Geographic Service Area	Date
Bad Fallingbostel, Germany (Hanover)	Germany	September 2016
Newbury, United Kingdom	United Kingdom	September 2016
Betim, Minas Gerais	Brazil	April 2017
Nobitz, Thuringia (Leipzig)	Germany	April 2018
Belfast, Northern Ireland	United Kingdom	April 2018
Curitiba, Paraná	Brazil	September 2018
Mannheim, Rhineland-Palatinate	Germany	October 2018
Stuttgart, Baden-Württemberg	Germany	November 2018
Hessen, Frankfurt	Germany	November 2018
Schleswig-Holstein (Hamburg)	Germany	November 2018
Furth, Bavaria (Nuremberg)	Germany	November 2018
Massen, Brandenburg (Berlin)	Germany	November 2018
Friesack, Brandenburg (Berlin)	Germany	December 2018

The following table sets forth operational facilities obtained through business acquisitions from August 1, 2016 through July 31, 2019:

Locations	Geographic Service Area	Date
Cycle Express, LLC (1)	United States	June 2017
Greenville, Kentucky	United States	March 2019
Espoo, Finland	Finland	March 2018
Pirkkala, Finland	Finland	March 2018
Oulu, Finland	Finland	March 2018
Turku, Finland	Finland	March 2018

(1)
Cycle Express, LLC conducts business primarily as National Powersport Auctions (NPA), a leading non-salvage auction platform for motorcycles, snowmobiles, watercraft and other powersports vehicles. NPA has facilities in San Diego, California; Philadelphia, Pennsylvania; Dallas, Texas; Cincinnati, Ohio; Atlanta, Georgia; Littleton, Colorado; Madison, Wisconsin; Portland, Oregon; and Sacramento, California.

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2019, 2018 and 2017:

	Year Ended July 31,
(In percentages)	2019	2018	2017
Service revenues and vehicle sales:
Service revenues	86%	87%	89%
Vehicle sales	14%	13%	11%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	43%	47%	47%
Cost of vehicle sales	13%	11%	9%
General and administrative	9%	10%	11%
Impairment of long-lived assets	—%	—%	1%
Total operating expenses	65%	68%	68%
Operating income	35%	32%	32%
Total other expense	(1)%	(1)%	(2)%
Income before income taxes	34%	31%	30%
Income tax expense	5%	8%	3%
Net income	29%	23%	27%

Comparison of Fiscal Years ended July 31, 2019 and 2018 and 2017

The following table presents a comparison of service revenues for fiscal 2019, 2018 and 2017:

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Service revenues
United States	$1,537,431	$1,385,238	$1,128,990	$152,193	11.0%	$256,248	22.7%
International	218,263	193,264	157,262	24,999	12.9%	36,002	22.9%
Total service revenues	$1,755,694	$1,578,502	$1,286,252	$177,192	11.2%	$292,250	22.7%

Service Revenues. The increase in service revenues for fiscal 2019 of $177.2 million, or 11.2% as compared to fiscal 2018 came from (i) an increase in the U.S. of $152.2 million and (ii) an increase in International of $25.0 million. The increase in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold, and partially offset by (iii) Hurricane Harvey, as the storm produced an extraordinary volume of flood damaged vehicles in the prior year. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $12.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rates, the increase in International of $37.0 million was driven primarily by increased volume and an increase in revenue per car.

The following table presents a comparison of vehicle sales for fiscal 2019, 2018 and 2017:

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Vehicle sales
United States	$119,138	$105,784	$64,198	$13,354	12.6%	$41,586	64.8%
International	167,125	121,409	97,531	45,716	37.7%	23,878	24.5%
Total vehicle sales	$286,263	$227,193	$161,729	$59,070	26.0%	$65,464	40.5%

Vehicle Sales. The increase in vehicle sales for fiscal 2019 of $59.1 million, or 26.0% as compared to fiscal 2018 came from (i) an increase in International of $45.7 million and (ii) an increase in the U.S. of $13.4 million. Excluding a detrimental impact of $8.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the growth in International of $54.6 million was primarily the result of higher average auction selling prices and an increase in volume. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold.
The following table presents a comparison of yard operations expense for fiscal 2019, 2018 and 2017:

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Yard operations expenses
United States	$751,653	$730,865	$585,587	$20,788	2.8%	$145,278	24.8%
International	136,458	116,003	92,814	20,455	17.6%	23,189	25.0%
Total yard operations expenses	$888,111	$846,868	$678,401	$41,243	4.9%	$168,467	24.8%

Yard operations expenses, excluding depreciation and amortization
United States	$697,115	$683,079	$553,329	$14,036	2.1%	$129,750	23.4%
International	127,829	106,559	85,117	21,270	20.0%	21,442	25.2%

Yard depreciation and amortization
United States	$54,538	$47,786	$32,258	$6,752	14.1%	$15,528	48.1%
International	8,629	9,444	7,697	(815)	(8.6)%	1,747	22.7%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2019 of $41.2 million, or 4.9% as compared to fiscal 2018 resulted from (i) an increase in the U.S. of $20.8 million, primarily from growth in volume and a $6.8 million increase in depreciation; and (ii) an increase in International of $20.5 million related primarily to growth in volume; partially offset by the beneficial impact of $7.2 million due to changes in foreign currency exchange rates, primarily from changes in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rate. The increase in the cost to process each car in fiscal 2018 in the U.S. relates to the negative impact of abnormal costs of $68.6 million for temporary storage facilities; abnormally high costs for subhaulers; increased labor costs due to overtime; travel and lodging due to the reassignment of employees; and equipment lease expenses to handle the increased volume associated with Hurricane Harvey, as the storm produced extraordinary volumes of flood damaged vehicles. These costs did not include normal expenses associated with the increased unit volume created by the hurricane, which are deferred until the sale of the units and are recognized as vehicle pooling costs on the balance sheet. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The following table presents a comparison of cost of vehicle sales for fiscal 2019, 2018 and 2017:

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$112,268	$101,130	$61,484	$11,138	11.0%	$39,646	64.5%
International	143,236	95,331	76,068	47,905	50.3%	19,263	25.3%
Total cost of vehicle sales	$255,504	$196,461	$137,552	$59,043	30.1%	$58,909	42.8%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2019 of $59.0 million, or 30.1% as compared to fiscal 2018 was the result of (i) an increase in International of $47.9 million and (ii) an increase in the U.S. of $11.1 million. Excluding the beneficial impact of $7.8 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and European euro to U.S. dollar exchange rate, the increase in International of $55.7 million was primarily the result of higher purchase prices and increased volume. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe is due to a change in the mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for fiscal 2019, 2018 and 2017:

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
General and administrative expenses
United States	$151,854	$144,140	$130,392	$7,714	5.4%	$13,748	10.5%
International	30,013	32,750	20,972	(2,737)	(8.4)%	11,778	56.2%
Total general and administrative expenses	$181,867	$176,890	$151,364	$4,977	2.8%	$25,526	16.9%

General and administrative expenses, excluding depreciation and amortization
United States	$131,257	$124,147	$115,143	$7,110	5.7%	$9,004	7.8%
International	28,882	31,375	19,176	(2,493)	(7.9)%	12,199	63.6%

General and administrative depreciation and amortization
United States	$20,597	$19,993	$15,249	$604	3.0%	$4,744	31.1%
International	1,131	1,375	1,796	(244)	(17.7)%	(421)	(23.4)%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2019 of $5.0 million, or 2.8% as compared to fiscal 2018 came primarily from an increase in the U.S. of $7.7 million, partially offset by a decrease in International of $2.7 million, primarily from the fiscal 2018 impact of payroll taxes from the exercise of employee stock options. Excluding depreciation and amortization, the increase in the U.S. of $7.1 million resulted primarily from supporting our continued growth initiatives, as well as certain litigation costs and payroll taxes from the exercise of employee stock options.

The following table summarizes impairment, total other expenses and income taxes for fiscal 2019, 2018 and 2017:

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Impairment	$—	$1,131	$19,365	$(1,131)	(100.0)%	$(18,234)	(94.2)%
Total other expenses	(11,524)	(21,834)	(21,199)	10,310	47.2%	(635)	(3.0)%
Income taxes	113,258	144,504	45,839	(31,246)	(21.6)%	98,665	215.2%

Impairment. During fiscal 2018, we recognized a $1.1 million charge primarily related to fully impairing a supply contract in the International segment. During fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

Other (Expense) Income. The decrease in total other expense for fiscal 2019 of $10.3 million, or 47.2% as compared to fiscal 2018 was primarily due to gains on the disposal of certain non-operating assets in the current year and an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate, partially offset by losses on the disposal of certain non-operating assets in the prior year.

Income Taxes. Our effective income tax rates were 16.1%, 25.7%, and 10.4% for fiscal 2019, 2018, and 2017, respectively. The current year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0% for the fiscal year ending July 31, 2019 and was favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The prior year’s effective tax rate was computed based on the reduced blended U.S. federal statutory tax rate of 26.9% for the fiscal year ending July 31, 2018 and included the effects of the Tax Cuts and Jobs Act (the “Act”). See Note 10 — Income Taxes for a detailed discussion of the Act. The effective tax rates in the current and prior years were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $46.1 million, $21.3 million, and $107.6 million for fiscal years 2019, 2018, and 2017, respectively.

Discussion of Fiscal Year ended July 31, 2018 compared to Fiscal Year ended July 31, 2017

For a discussion of fiscal 2018 as compared to fiscal 2017, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission on October 1, 2018.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2019, 2018 and 2017, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Cash and cash equivalents	$186,319	$274,520	$210,100	$(88,201)	(32.1)%	$64,420	30.7%
Working capital	405,163	431,860	285,108	(26,697)	(6.2)%	146,752	51.5%

	Year Ended July 31,			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Operating cash flows	$646,646	$535,069	$492,058	$111,577	20.9%	$43,011	8.7%
Investing cash flows	(356,267)	(288,476)	(335,791)	(67,791)	(23.5)%	47,315	14.1%
Financing cash flows	(370,304)	(182,038)	(106,975)	(188,266)	(103.4)%	(75,063)	(70.2)%

Capital expenditures, excluding acquisitions	$(373,883)	$(287,910)	$(172,178)	$(85,973)	(29.9)%	$(115,732)	(67.2)%
Acquisitions, net of cash acquired	(745)	(8,787)	(160,812)	8,042	91.5%	152,025	94.5%
Net repayments on revolving loan facility	—	(231,000)	(7,000)	231,000	100.0%	(224,000)	(3,200.0)%
Cash and cash equivalents and working capital decreased $88.2 million and $26.7 million at July 31, 2019, respectively, as compared July 31, 2018 primarily due to repurchases of common stock as part of our stock repurchase program, capital expenditures, and payments for employee stock-based tax withholdings, partially offset by cash generated from operations and a decline in cash used for acquisitions. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Consolidated Financial Statements, Note 7 — Long-Term Debt and Note 9 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.

Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which the insurance companies salvage rather than repair. During the winter months, most of our facilities process 5% to 20% more vehicles than at other times of the year. This increased volume requires the increased use of our cash to pay out advances and handling costs of the additional business.

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

As of July 31, 2019, $75.3 million of the $186.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. the repatriation of these funds could still be subject to the foreign withholding tax related to the U.S. Tax Reform and the mandatory Transition Tax, which is imposed on the post-1986 undistributed foreign earnings and profits. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash used in operating activities increased for fiscal 2019 as compared to fiscal 2018 due to improved cash operating results from an increase in service and vehicle sales revenues and lower asset impairments, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in income taxes payable of $13.8 million offset by a decrease in funds used to pay accounts payable of $42.2 million, decrease in funds received on accounts receivable of $20.5 million and an increase in vehicle pooling costs deferred of $13.1 million, primarily from the adoption of ASC 606, as we began deferring the inbound transportation costs and titling fees directly associated with the vehicles during fiscal 2019.

Net cash used in investing activities increased for fiscal 2019 as compared to fiscal 2018 due primarily to increases in capital expenditures partially offset by proceeds from the sale of assets and a decrease in acquisitions. Our capital expenditures are primarily related to lease buyouts of certain facilities, opening and improving facilities, software development, and acquiring yard equipment. We continue to expand and invest in new and existing facilities and standardize the appearance of existing locations. We have no material non-cancelable commitments for future capital expenditures as of July 31, 2019. Included in capital expenditures were capitalized software development costs for new software for internal use and major software enhancements to existing software. Capitalized software development costs were $6.1 million, $7.4 million and $7.1 million for fiscal 2019, 2018 and 2017, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. Additionally, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in financing activities increased in fiscal 2019 as compared to fiscal 2018 primarily due to repurchases of our common stock as part of our stock repurchase program as discussed in further detail under the subheading “Stock Repurchases”, an increase in payments for employee stock-based tax withholdings and a decrease in proceeds from the exercise of stock options, partially offset by net repayments on our revolving loan facility. For further detail, see Notes to Consolidated Financial Statements, Note 9 — Stockholders’ Equity.

For a discussion of fiscal 2018 as compared to fiscal 2017, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission on October 1, 2018.

Stock Repurchases

On September 22, 2011, our board of directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. For fiscal 2018 and 2017, we did not repurchase any shares of our common stock under the program. As of July 31, 2019, the total number of shares repurchased under the program was 114,549,198 and 81,450,802 shares were available for repurchase under our program.

During fiscal 2018 and 2017, certain executive officers and members of our Board of Directors exercised stock options through cashless exercises. During fiscal 2019, our former President exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $45.6 million, no amounts and $134.6 million for the years ended July 31, 2019, 2018 and 2017, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2019:

	Payments Due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt, revolving loan facility, including current portion (1)	$—	$—	$100,000	$300,000	$—	$400,000
Interest payments on long-term debt, revolving loan facility, including current portion (1)	17,893	34,727	33,720	48,501	—	134,841
Operating leases (2)	30,158	45,388	31,310	35,291	—	142,147
Capital leases (2)	644	1,124	—	—	—	1,768
Tax liabilities (3)	—	—	—	—	35,116	35,116
Total contractual obligations	$48,695	$81,239	$165,030	$383,792	$35,116	$713,872

	Amount of Commitment Expiration Per Period
Commercial Commitments (4)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$25,083	$—	$—	$—	$—	$25,083

(1)	Revolving loan facility payments of zero and related interest payments reflect management’s intent for the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

(2)	Contractual obligations consist of future non-cancelable minimum lease payments under capital and operating leases, used in the normal course of business.

(3)
Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions including cash collateralized bank guarantees.

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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of July 31, 2019 on our Revolving Loan Facility was the one month LIBOR rate of 2.22% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2019, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2019 and 2018.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and the assets of the subsidiary guarantors pursuant to a Security Agreement as part of the Second Amendment to Credit Agreement, dated July 21, 2016, among us, the subsidiary guarantors from time to time party thereto, and Bank of America, N.A., as collateral agent.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2019, the consolidated total net leverage ratio was 0.30:1. Minimum liquidity as of July 31, 2019 was $1.0 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of July 31, 2019.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of July 31, 2019, the consolidated total net leverage ratio was 0.30:1. Minimum liquidity as of July 31, 2019 was $1.0 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2019.

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

Off-Balance Sheet Arrangements

As of July 31, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; income taxes; stock-based compensation; purchase price allocations; and contingencies. We base our estimates on historical experience and on various other judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was effective for annual and interim periods within those annual reporting periods beginning after December 15, 2017 and was effective for us beginning with the first quarter of fiscal year 2019. ASU 2014-09 allows adoption with either retrospective application to each period presented, or modified retrospective application, with the cumulative effect recognized as of the date of initial application. We used the modified retrospective application with the cumulative effect as our transition method.

Upon adoption, service revenue and vehicle sales revenue are recognized at the date the vehicles are sold at auction. This timing of revenue recognition under ASU 2014-09 is consistent with our previous policy under ASC 605 for most service and vehicle sales revenue. However, the adoption represents a change in the timing of revenue recognition for certain service revenues, such as inbound transportation and titling fees, which were previously recognized under ASC 605 when the services were performed, which generally occurred prior to auction. Related costs to prepare the vehicles for auction, including inbound transportation and titling, are deferred and recognized at the time of revenue recognition. This change resulted in a decrease to beginning retained earnings as of August 1, 2018, of $23.0 million as a result of the initial application of the standard and did not have a material impact to earnings. This retained earnings adjustment related to adjustments to accounts receivable, vehicle pooling costs and deferred taxes upon adoption of the standard.

There were no contract liabilities on the consolidated balance sheets at July 31, 2019. Our disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of our revenues and cash flows are impacted by economic factors. We report sales taxes on relevant transactions on a net basis in our consolidated results of operations, and therefore do not include sales taxes in revenues or costs.

Service revenues

Our service revenue consists of auction and auction related sales transaction fees charged for vehicle remarketing services. Within this revenue category, our primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. We do not take ownership of these consigned vehicles, which are stored at our facilities located throughout the U.S. and at its international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.

We identified a separate performance obligation related to providing access to our online auction platform. We also charge members an annual registration fee for the right to participate in our online auctions and access our bidding platform. Under the new standard, this fee will continue to be recognized ratably over the term of the arrangement, generally one year, as each day of access to the online auction platform represents the best depiction of the transfer of the service.

No provision for returns has been established, as all sales are final with no right of return or warranty, although we provide for bad debt expense in the case of non-performance by our buyers or sellers.

	Year Ended July 31,
(In thousands)	2019	2018	2017
Service revenues
United States	$1,537,431	$1,385,238	$1,128,990
International	218,263	193,264	157,262
Total service revenues	$1,755,694	$1,578,502	$1,286,252

Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We identified a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Under the new standard, vehicle sales revenue will continue to be recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2019	2018	2017
Vehicle sales
United States	$119,138	$105,784	$64,198
International	167,125	121,409	97,531
Total vehicle sales	$286,263	$227,193	$161,729

Contract assets

We capitalize certain contract assets related to obtaining a contract, where the amortization period for the related asset is greater than one year. These assets are amortized over the expected life of the customer relationship. Contract assets are classified as current or long-term other assets, based on the timing of when we expect to recognize the related revenues and are amortized as an offset to the associated revenues on a straight-line basis. We assess these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The contract asset costs where the amortization period for the related asset is one year or less are expensed as incurred and recorded within general and administrative expenses in the accompanying statements of income.

Vehicle Pooling Costs

We defer costs that relate directly to the fulfillment of our contracts associated with vehicles consigned to and received by us, but not sold as of the end of the period. We quantify the deferred costs using a calculation that includes the number of vehicles at our facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing. Upon the adoption of ASC 606, we began deferring the inbound transportation costs and titling fees directly associated with the vehicles within our vehicle pooling costs. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed as vehicles are sold in subsequent periods on an average cost basis.

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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values for fiscal 2019 and 2018 due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 7 — Long-Term Debt and Note 8 – Fair Value Measures.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2019 and 2018 was $39.4 million and $30.7 million, respectively. Accumulated amortization expense related to software as of July 31, 2019 and 2018 totaled $23.6 million and $16.0 million, respectively. During the year ended July 31, 2018, we retired fully amortized capitalized software of $15.5 million, which were no longer being utilized. Additionally, during fiscal 2017, we recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

Valuation of Goodwill

We evaluate the impairment of goodwill for our reporting units annually or on an interim basis if certain indicators are present, either through a quantitative or qualitative analysis. The annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2019, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Management considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of July 31, 2019, with respect to potential goodwill impairments.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes. We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, Germany, and other emerging markets around the world. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We consider the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that we would realize those deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. As of July 31, 2019, we have $8.6 million of valuation allowance arising from both our U.S. and International operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

Based on our results for the year ended July 31, 2019, a one percentage adverse change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase in the income tax expense of $7.0 million.

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

Stock-based Compensation

We account for our stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated results of operations and financial position.

Foreign Currency Translation

We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, Bahraini dinar, and Indian rupee are the functional currencies of our foreign subsidiaries, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

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

Segment Reporting

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income. Our revenues for the year ended July 31, 2019 were distributed as follows: U.S. 81.1% and International 18.9%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2019, 2018 and 2017 are presented in the tables in Note 12 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2019. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2019, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2019, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were zero as of July 31, 2019. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. If interest rates were to increase by 10%, our interest expense would increase by $2.0 million.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would have resulted in a decrease in operating income of $7.9 million for fiscal 2019.

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

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2019, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $132.5 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, Bahraini dinar, and Indian rupee would not have materially affected our consolidated financial position.

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

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2019. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance department.

During our most recent fiscal quarter, management identified and remediated a material weakness related to ineffective information technology general controls (ITGCs) in the area of change-management over certain information technology (IT) systems that support our financial reporting processes. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Further, based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Copart, Inc. (the Company) as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated September 30, 2019 expressed an unqualified opinion thereon.

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
September 30, 2019

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Copart have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Except for the remediated material weakness discussed above, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2019 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2019 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2019 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and “Proposal Number One — Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal Number Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2019 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	Financial statements:
Our consolidated financial statements at July 31, 2019 and 2018 and for each of the three years in the period ended July 31, 2019 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer (Principal Executive Officer and Director)

Date: September 30, 2019

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw, President and Chief Financial Officer (Principle Financial and Accounting Officer and duly Authorized Officer)

Date: September 30, 2019

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair and Jeffrey Liaw, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	September 30, 2019
A. Jayson Adair

/s/ JEFFREY LIAW	President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2019
Jeffrey Liaw

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 30, 2019
Willis J. Johnson

/s/ MATT BLUNT	Director	September 30, 2019
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 30, 2019
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 30, 2019
Daniel Englander

/s/ STEPHEN FISHER	Director	September 30, 2019
Stephen Fisher

/s/ JAMES E. MEEKS	Director	September 30, 2019
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 30, 2019
Diane M. Morefield

/s/ THOMAS N. TRYFOROS	Director	September 30, 2019
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 30, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company has recorded a liability for unrecognized tax benefits resulting from uncertain tax positions, including accrued interest and penalties, of $35.1 million as of July 31, 2019. The Company’s uncertain tax positions are subject to audit by federal, state and local taxing authorities, and the resolution of such audits may span multiple years. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

Auditing management’s analysis and accounting for the Company’s uncertain tax positions involved significant auditor judgment and use of tax professionals with specialized skills and knowledge to evaluate the Company’s interpretation of, and compliance with, tax laws across its multiple subsidiaries located in multiple taxing jurisdictions. Each tax position involves unique facts and circumstances that must be evaluated, and there may be many uncertainties around initial recognition and de-recognition of tax positions, including regulatory changes, litigation and examination activity. In addition, a higher degree of auditor judgment was required in evaluating the Company’s measurement of the largest amount of benefit, considered on a cumulative probability basis, which is more likely than not to be realized upon settlement.

How We Addressed the Matter in Our Audit
We tested the Company’s controls that address the risks of material misstatement relating to uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized tax benefits resulting from uncertain tax positions.

We involved our tax professionals to assess the technical merits of the Company’s tax positions. Our substantive audit procedures included, among others, evaluating changes in tax law that occurred during the year and assessing the Company’s interpretation of those changes under the relevant jurisdiction’s tax law. In addition, we inspected correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of the likelihood of its tax positions to be sustained upon examination. We also evaluated the Company’s income tax disclosures included in Note 10 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since fiscal year 2006.

Dallas, Texas
September 30, 2019

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$186,319	$274,520
Accounts receivable, net	367,265	351,601
Vehicle pooling costs	76,548	34,284
Inventories	20,941	16,734
Income taxes receivable	19,526	15,312
Prepaid expenses and other assets	16,568	16,665
Total current assets	687,167	709,116
Property and equipment, net	1,427,726	1,163,425
Intangibles, net	55,156	64,892
Goodwill	333,321	337,235
Deferred income taxes	411	470
Other assets	43,836	32,560
Total assets	$2,547,617	$2,307,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$270,918	$270,944
Deferred revenue	6,466	4,488
Income taxes payable	3,482	673
Current portion of revolving loan facility and capital lease obligations	1,138	1,151
Total current liabilities	282,004	277,256
Deferred income taxes	48,683	19,733
Income taxes payable	35,116	27,277
Long-term debt, revolving loan facility, and capital lease obligations, net of discount	400,091	398,747
Other liabilities	3,342	3,586
Total liabilities	769,236	726,599

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—400,000,000 shares authorized; 229,790,268 and 233,898,841 shares issued and outstanding, respectively	23	23
Additional paid-in capital	572,559	526,858
Accumulated other comprehensive loss	(132,529)	(107,928)
Retained earnings	1,338,328	1,162,146
Total stockholders’ equity	1,778,381	1,581,099
Total liabilities and stockholders’ equity	$2,547,617	$2,307,698

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2019	2018	2017
Service revenues and vehicle sales:
Service revenues	$1,755,694	$1,578,502	$1,286,252
Vehicle sales	286,263	227,193	161,729
Total service revenues and vehicle sales	2,041,957	1,805,695	1,447,981
Operating expenses:
Yard operations	888,111	846,868	678,401
Cost of vehicle sales	255,504	196,461	137,552
General and administrative	181,867	176,890	151,364
Impairment of long-lived assets	—	1,131	19,365
Total operating expenses	1,325,482	1,221,350	986,682
Operating income	716,475	584,345	461,299
Other (expense) income:
Interest expense	(19,810)	(20,368)	(23,779)
Interest income	2,225	1,293	1,406
Other income (expense), net	6,061	(2,759)	1,174
Total other expense	(11,524)	(21,834)	(21,199)
Income before income taxes	704,951	562,511	440,100
Income tax expense	113,258	144,504	45,839
Net income	591,693	418,007	394,261
Net income attributable to noncontrolling interest	—	140	34
Net income attributable to Copart, Inc.	$591,693	$417,867	$394,227

Basic net income per common share	$2.57	$1.80	$1.72
Weighted average common shares outstanding	230,489	231,793	228,686

Diluted net income per common share	$2.46	$1.73	$1.66
Diluted weighted average common shares outstanding	240,453	241,877	237,019

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2019	2018	2017
Comprehensive income, net of tax:
Net income	$591,693	$418,007	$394,261
Other comprehensive income:
Foreign currency translation adjustments	(24,601)	(7,252)	8,518
Comprehensive income	567,092	410,755	402,779
Comprehensive income attributable to noncontrolling interest	—	140	34
Comprehensive income attributable to Copart, Inc.	$567,092	$410,615	$402,745

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2016	220,244,120	$22	$392,434	$(109,194)	$491,194	$—	$774,456
Net income	—	—	—	—	394,227	34	394,261
Currency translation adjustment	—	—	—	8,518	—	—	8,518
Acquisition of noncontrolling interest	—	—	—	—	—	500	500
Exercise of stock options, net of repurchased shares	10,053,463	1	35,805	—	(140,051)	—	(104,245)
Employee stock-based compensation and related tax benefit	—	—	20,840	—	—	—	20,840
Shares issued for Employee Stock Purchase Plan	190,713	—	4,270	—	—	—	4,270
Balances at July 31, 2017	230,488,296	23	453,349	(100,676)	745,370	534	1,098,600
Net income	—	—	—	—	417,867	140	418,007
Currency translation adjustment	—	—	—	(7,252)	—	—	(7,252)
Distribution to noncontrolling interest	—	—	—	—	—	(235)	(235)
Sale of majority-owned subsidiary	—	—	—	—	—	(439)	(439)
Exercise of stock options, net of repurchased shares	3,225,377	—	44,459	—	(1,115)	—	43,344
Employee stock-based compensation and related tax benefit	—	—	23,197	—	24	—	23,221
Shares issued for Employee Stock Purchase Plan	185,168	—	5,853	—	—	—	5,853
Balances at July 31, 2018	233,898,841	23	526,858	(107,928)	1,162,146	—	1,581,099
Net income	—	—	—	—	591,693	—	591,693
Currency translation adjustment	—	—	—	(24,601)	—	—	(24,601)
Cumulative effect of change in accounting standard	—	—	—	—	(22,954)	—	(22,954)
Exercise of stock options, net of repurchased shares	3,349,980	—	32,500	—	(44,987)	—	(12,487)
Employee stock-based compensation	—	—	23,445	—	—	—	23,445
Shares issued for Employee Stock Purchase Plan	177,043	—	7,183	—	—	—	7,183
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	—	(364,997)
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$—	$1,778,381

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$591,693	$418,007	$394,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	85,334	79,040	57,441
Allowance for doubtful accounts	(429)	1,142	187
Impairment of long-lived assets	—	1,157	19,365
Equity in losses of unconsolidated affiliates	419	750	671
Stock-based compensation	23,445	23,221	20,840
(Gain) loss on sale of property and equipment	(3,073)	3,240	184
Deferred income taxes	23,167	16,717	19,901
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(60,808)	(40,335)	(38,542)
Vehicle pooling costs	(16,418)	(3,353)	(1,915)
Inventories	(4,719)	(3,959)	1,294
Prepaid expenses and other current assets	(204)	(776)	1,760
Other assets	(12,061)	70	1,085
Accounts payable and accrued liabilities	11,126	53,320	4,269
Deferred revenue	2,056	(520)	392
Income taxes receivable	(4,215)	(8,916)	12,343
Income taxes payable	10,669	(3,149)	(333)
Other liabilities	664	(587)	(1,145)
Net cash provided by operating activities	646,646	535,069	492,058
Cash flows from investing activities:
Purchases of property and equipment	(373,883)	(287,910)	(172,178)
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(745)	(8,787)	(160,812)
Proceeds from sale of property and equipment	18,361	6,425	765
Proceeds from sale of majority-owned subsidiary	—	1,796	—
Investment in unconsolidated affiliate	—	—	(3,566)
Net cash used in investing activities	(356,267)	(288,476)	(335,791)
Cash flows from financing activities:
Proceeds from the exercise of stock options	34,398	44,459	31,188
Proceeds from the issuance of Employee Stock Purchase Plan shares	7,183	5,853	4,270
Repurchases of common stock	(364,997)	—	—
Payments for employee stock-based tax withholdings	(46,888)	(1,115)	(135,433)
Net repayments on revolving loan facility	—	(231,000)	(7,000)
Distributions to noncontrolling interest	—	(235)	—
Net cash used in financing activities	(370,304)	(182,038)	(106,975)
Effect of foreign currency translation	(8,276)	(135)	4,959
Net (decrease) increase in cash and cash equivalents	(88,201)	64,420	54,251
Cash and cash equivalents at beginning of period	274,520	210,100	155,849
Cash and cash equivalents at end of period	$186,319	$274,520	$210,100
Supplemental disclosure of cash flow information:
Interest paid	$19,289	$20,343	$23,221
Income taxes paid, net of refunds	$82,448	$142,161	$14,011

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2019

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

Copart, Inc. was incorporated under the laws of the State of California in 1982. In January 2012, the Company changed the state in which it is incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; income taxes; stock-based compensation; purchase price allocations; and contingencies. Actual results could differ from these estimates.

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

Upon adoption, service revenue and vehicle sales revenue are recognized at the date the vehicles are sold at auction. This timing of revenue recognition under ASU 2014-09 is consistent with the Company’s previous policy under ASC 605 for most service and vehicle sales revenue. However, the adoption represents a change in the timing of revenue recognition for certain service revenues, such as inbound transportation and titling fees, which were previously recognized under ASC 605 when the services were performed, which generally occurred prior to auction. Related costs to prepare the vehicles for auction, including inbound transportation and titling, are deferred and recognized at the time of revenue recognition. This change resulted in a decrease to beginning retained earnings as of August 1, 2018, of $23.0 million as a result of the initial application of the standard and did not have a material impact to earnings. This retained earnings adjustment related to adjustments to accounts receivable, vehicle pooling costs and deferred taxes upon adoption of the standard.

There were no contract liabilities on the consolidated balance sheets at July 31, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.

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

	Year Ended July 31,
(In thousands)	2019	2018	2017
Service revenues
United States	$1,537,431	$1,385,238	$1,128,990
International	218,263	193,264	157,262
Total service revenues	$1,755,694	$1,578,502	$1,286,252

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

	Year Ended July 31,
(In thousands)	2019	2018	2017
Vehicle sales
United States	$119,138	$105,784	$64,198
International	167,125	121,409	97,531
Total vehicle sales	$286,263	$227,193	$161,729

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

The change in the carrying amount of contract assets was as follows (in thousands):

Balance as of July 31, 2018	$11,840
Capitalized contract assets during the period	4,130
Costs amortized during the period	(4,875)
Effect of foreign currency exchange rates	(521)
Balance as of July 31, 2019	$10,574

Vehicle Pooling Costs

The Company defers costs that relate directly to the fulfillment of its contracts associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing. Upon the adoption of ASC 606 in fiscal 2019, the Company began deferring the inbound transportation costs and titling fees directly associated with the vehicles within its vehicle pooling costs. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed into yard operations expenses as vehicles are sold in subsequent periods on an average cost basis.

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar, British pound, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, Bahraini dinar, and Indian rupee are the functional currencies of the Company’s foreign subsidiaries, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2017	$(100,676)
Loss on foreign currency translation	(7,252)
Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(24,601)
Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of July 31, 2019 and 2018, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 7 — Long-Term Debt and Note 8 – Fair Value Measures.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations consists primarily of operating personnel (which includes yard management, clerical and yard employees) and their related benefits, rent, vehicle transportation, insurance, property related taxes, fuel, and equipment maintenance and repair.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, accounting, data processing, sales personnel, professional services, marketing expenses, and system maintenance and enhancements.

Advertising

All advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of income. Advertising expenses were $7.5 million, $5.9 million, and $5.6 million for the years ended July 31, 2019, 2018 and 2017, respectively.

Other (Expense) Income

Other (expense) income consists primarily of interest expense, interest income, gains and losses from the disposal of fixed assets, rental income, earnings from unconsolidated affiliates, and currency related gains and losses.

Income Taxes and Deferred Tax Assets
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company considers the need to maintain a valuation allowance on deferred tax assets based on an assessment of whether it is more likely than not that the Company would realize those deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Excess tax benefits and deficiencies related to exercises of stock options are recognized as expense or benefit in the income statement as discrete items in the reporting period in which they occur.
The Company recognizes and measures uncertain tax positions in accordance with ASC740, Income Taxes, pursuant to which the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. ASC740 further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
The Company files annual income tax returns in multiple taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. The Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, where appropriate in light of changing facts and circumstances.
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

Accounts Receivable

Accounts receivable, which consist primarily of advance charges receivable from the Company’s sellers and the gross sales price of the vehicle due from buyers, are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold.

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

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2019, 2018 and 2017. As of July 31, 2019 and 2018, no customer accounted for more than 10% of the Company’s consolidated accounts receivable.

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

Goodwill

In accordance with ASC 350-30-35, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. The Company has identified two reporting units, which are consistent with its two operating and reportable segments, U.S. and International. The Company has historically evaluated goodwill for impairment annually as of the beginning of the fourth quarter, or when an indicator of impairment exists.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2019 and 2018, did not result in an impairment charge. This qualitative analysis, which is referred to as step zero under ASC 350, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2019 and 2018 was $39.4 million and $30.7 million, respectively. Accumulated amortization expense related to software as of July 31, 2019 and 2018 totaled $23.6 million and $16.0 million, respectively. During the year ended July 31, 2018, the Company retired fully amortized capitalized software of $15.5 million, which were no longer being utilized. Additionally, during the year ended July 31, 2017, the Company recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option was estimated on the measurement date using the Black-Scholes Merton (BSM) option-pricing model utilizing the following assumptions:

	July 31,
	2019	2018	2017
Expected life (in years)	5.3 – 6.6	5.3 – 6.9	5.5 – 7.4
Risk-free interest rate	1.80 – 2.69	1.88 – 2.62	1.20 – 2.07
Estimated volatility	21.6 – 22.1	19.7 – 20.7	20.0 – 22.7
Expected dividends	—%	—%	—%
Weighted average fair value at measurement date	$15.47	$8.88	$7.05

Expected life—The Company’s expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

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

Net cash proceeds from the exercise of stock options were $34.4 million, $44.5 million and $31.2 million for the years ended July 31, 2019, 2018 and 2017, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2019, 2018 and 2017, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Most of the Company’s operating lease commitments are subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company has evaluated the impact the adoption will have on the consolidated financial statements and is finalizing the calculation of its cumulative effect adjustment. Policy elections and practical expedients that the Company expects to implement as part of adopting ASU 2016-02 include: (i) excluding from the balance sheet leases with terms that are less than one year; (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease; (iii) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP; and (iv) the policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. The adoption of ASU 2016-02 will result in the recording of a right-of-use asset and a lease liability in the first quarter of fiscal 2020, within a range of $120.0 million to $135.0 million as a result of the initial application of the standard and will not have a material impact to the Company’s consolidated results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and must be applied on a modified retrospective basis. The Company is continuing its assessment, which may identify additional impacts ASU 2016-13 may have on the Company’s consolidated results of operations, financial position, and related disclosures.

NOTE 2 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2019	2018
Advance charges receivable	$280,835	$230,092
Trade accounts receivable	89,274	125,255
Other receivables	2,098	1,698
	372,207	357,045
Less: Allowance for doubtful accounts	(4,942)	(5,444)
Accounts receivable, net	$367,265	$351,601

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

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2019	2018	2017
Balance at beginning of year	$5,444	$4,311	$4,120
Charged to costs and expenses	2,409	4,255	2,928
Deductions to bad debt	(2,911)	(3,122)	(2,737)
Balance at end of year	$4,942	$5,444	$4,311

NOTE 3 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2019	2018
Transportation and other equipment	$236,282	$190,900
Office furniture and equipment	63,200	58,477
Software	39,434	30,680
Land	939,817	762,524
Buildings and leasehold improvements	686,615	610,964
	1,965,348	1,653,545
Less: Accumulated depreciation and amortization	(537,622)	(490,120)
Property and equipment, net	$1,427,726	$1,163,425

Depreciation expense on property and equipment was $66.8 million, $58.8 million and $39.6 million for the years ended July 31, 2019, 2018 and 2017, respectively. Amortization expense of software was $7.6 million, $5.7 million and $10.6 million for the years ended July 31, 2019, 2018 and 2017, respectively. During the year ended July 31, 2018, the Company retired fully amortized capitalized software of $15.5 million, which were no longer being utilized. Additionally, during the year ended July 31, 2017, the Company recognized a $19.4 million charge primarily related to fully impairing costs previously capitalized in connection with the development of business operating software.

NOTE 4 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2019	2018
Beginning balance	$337,235	$340,243
Goodwill adjustments and acquisitions during the period	563	(1,839)
Effect of foreign currency exchange rates	(4,477)	(1,169)
Ending balance	$333,321	$337,235

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed during the fourth quarter of fiscal 2019 and 2018 and goodwill was not impaired.

NOTE 5 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2019	2018	2019	2018	2019	2018	2019	2018
Amortized intangibles:
Supply contracts and customer relationships	$49,109	$71,787	$(11,900)	$(29,601)	$37,209	$42,186	9	10
Trade names	23,501	24,173	(8,010)	(6,405)	15,491	17,768	7	1
Licenses and databases	7,688	9,291	(5,232)	(4,363)	2,456	4,928	2	2
Covenants not to compete	—	1,666	—	(1,656)	—	10	0	0
Total Intangibles	$80,298	$106,917	$(25,142)	$(42,025)	$55,156	$64,892

Aggregate amortization expense on intangible assets was $10.5 million, $14.0 million and $6.8 million for the years ended July 31, 2019, 2018 and 2017, respectively. During the year ended July 31, 2018, the Company recognized a $1.1 million charge primarily related to fully impairing a supply contract in the International segment. Intangible amortization expense for the next five fiscal years based upon July 31, 2019 intangible assets is expected to be as follows:

(In thousands)
2020	$8,613
2021	6,129
2022	6,074
2023	5,973
2024	5,729
Thereafter	22,638
Total future intangible amortization expense	$55,156

NOTE 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2019	2018
Trade accounts payable	$45,520	$65,057
Accounts payable to sellers	68,427	68,660
Buyer deposits and prepayments	73,421	62,443
Accrued compensation and benefits	41,400	37,218
Accrued insurance	8,507	4,376
Other accrued liabilities	33,643	33,190
Total accounts payable and accrued expenses	$270,918	$270,944

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

NOTE 7 — Long-Term Debt

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

The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of July 31, 2019 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 2.22% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at July 31, 2019, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2019 and 2018.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Agreement as part of the Second Amendment to Credit Agreement, dated July 21, 2016, among the Company, the subsidiary guarantors from time to time party thereto, and Bank of America, N.A., as collateral agent.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2019, the consolidated total net leverage ratio was 0.30:1. Minimum liquidity as of July 31, 2019 was $1.0 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2019.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of July 31, 2019, the consolidated total net leverage ratio was 0.30:1. Minimum liquidity as of July 31, 2019 was $1.0 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2019.

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

As of July 31, 2019, future payments on the Revolving Loan Facility and Note Purchase Agreement were as follows:

(In thousands)	July 31, (1)
2020	$—
2021	—
2022	—
2023	—
2024	100,000
Thereafter	300,000
Total future payments	$400,000

(1)
Currently there are no outstanding balances on the Revolving Loan Facility and none are currently expected based on management’s intent of the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.

NOTE 8 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	July 31, 2019		July 31, 2018
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$12,389	$12,389	$130,769	$130,769
Total Assets	$12,389	$12,389	$130,769	$130,769
Liabilities
Long-term fixed rate debt, including current portion	$411,510	$411,510	$381,230	$381,230
Total Liabilities	$411,510	$411,510	$381,230	$381,230

During the year ended July 31, 2019, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 7 — Long-Term Debt.

NOTE 9 — Stockholders’ Equity

General

The Company has authorized the issuance of 400 million shares of common stock, with a par value of $0.0001, of which 229,790,268 shares were issued and outstanding at July 31, 2019. As of July 31, 2019 and 2018, the Company had reserved 20,502,335 and 25,621,327 shares of common stock, respectively, for the issuance of options granted under the Company’s stock option plans and 1,426,698 and 1,603,741 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (ESPP). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2019 or 2018, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2019, the Company repurchased 7,635,596 shares of its common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. For fiscal 2018 and 2017, the Company did not repurchase any shares of its common stock under the program. As of July 31, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

During fiscal 2018 and 2017, certain executive officers and members of the Company’s Board of Directors exercised stock options through cashless exercises. During fiscal 2019, the Company’s former President exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $45.6 million, no amounts and $134.6 million for the years ended July 31, 2019, 2018 and 2017, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 10 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2019, 2018 and 2017 was 177,043; 185,168; and 190,713; respectively. As of July 31, 2019, there were 8,653,376 shares of common stock issued pursuant to the ESPP and 1,426,698 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 32 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2019, 5,847,583 shares were available for grant under the Plan and the number of options that were in-the-money was 14,551,639 at July 31, 2019.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of the Company’s former President, and A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 3,000,000 and 4,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five year period. Each option became exercisable over five years, subject to continued service by Mr. Adair and the Company’s former President, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. On December 16, 2018, the option held by the Company’s former President became fully vested and on April 15, 2019, the option held by Mr. Adair became fully vested. The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total compensation expense recognized by the Company over the five year service period for these options was $38.8 million. The Company recognized $4.3 million, $7.2 million, and $7.5 million in compensation expenses for these grants in the years ended July 31, 2019, 2018 and 2017, respectively.

The following table details stock-based compensation recognized by the Company for stock options and restricted stock awards:

	Year Ended July 31,
(In thousands)	2019	2018	2017
General and administrative	$18,254	$19,351	$17,622
Yard operations	5,191	3,870	3,286
Total stock-based compensation	$23,445	$23,221	$20,908

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2019 and 2018. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In accordance with ASC 718, Compensation - Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

A summary of the status of the Company’s non-vested shares from stock option awards and its activity during the year ended July 31, 2019 was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2018	5,516	$6.96
Grants of non-vested shares	1,950	15.47
Vested	(3,125)	6.81
Forfeitures or expirations	(132)	6.18
Non-vested shares at July 31, 2019	4,209	$11.05

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2019:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2018	17,797	$20.29	6.19	$660,268
Grants of options	1,950	57.91
Exercises	(5,063)	17.35
Forfeitures or expirations	(132)	27.29
Outstanding as of July 31, 2019	14,552	$26.29	6.04	$745,592

Exercisable as of July 31, 2019	10,343	$19.77	5.13	$597,352

Vested and expected to vest as of July 31, 2019	14,024	$25.68	5.99	$727,091

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2019 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2019. The aggregate intrinsic value of options exercised was $215.4 million, $111.5 million and $366.7 million in the years ended July 31, 2019, 2018 and 2017, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2019, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $38.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2019, 2018 and 2017 was $21.3 million, $19.1 million and $18.6 million, respectively.

The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s restricted stock for the for the year ended July 31, 2019:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2018	28	$36.12
Grants of restricted stock	162	55.57
Vested restricted stock	(52)	42.70
Forfeited restricted stock	(4)	49.54
Outstanding as of July 31, 2019	134	$56.62

The following table summarizes stock options outstanding and exercisable as of July 31, 2019:

(In thousands, except per share amounts)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$8.28–$17.64	891	2.60	$11.94	871	$11.82
$17.73–$17.81	6,110	4.87	17.78	5,592	17.79
$18.06–$34.78	4,208	6.23	23.16	3,289	21.52
$36.32–$77.51	3,343	8.84	49.60	591	40.57
Outstanding as of July 31, 2019	14,552	6.04	$26.29	10,343	$19.77

NOTE 10 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2019	2018	2017
U.S.	$634,874	$501,961	$385,526
International	70,077	60,550	54,574
Total income before taxes	$704,951	$562,511	$440,100

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2019	2018	2017
Federal:
Current	$59,848	$109,804	$12,752
Deferred	27,779	17,094	20,094
	87,627	126,898	32,846
State:
Current	12,720	9,100	1,659
Deferred	702	(111)	499
	13,422	8,989	2,158
International:
Current	12,508	8,820	11,468
Deferred	(299)	(203)	(633)
	12,209	8,617	10,835
Income tax expense	$113,258	$144,504	$45,839

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2019	2018	2017
Federal statutory rate	21.0%	26.9%	35.0%
State income taxes, net of federal income tax benefit	1.4%	1.3%	1.3%
International rate differential	0.3%	(0.8)%	(1.8)%
Compensation and fringe benefits (1)	(6.4)%	(3.5)%	(24.3)%
Provisional transition tax	(0.7)%	2.2%	—%
Deferred tax remeasurement	—%	(0.8)%	—%
Other differences	0.5%	0.4%	0.2%
Effective tax rate	16.1%	25.7%	10.4%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$919	$1,068
Accrued compensation and benefits	18,397	17,704
State taxes	559	580
Accrued other	3,312	1,930
Deferred revenue	1,322	929
Losses carried forward	7,631	3,065
Federal tax benefit	7,998	6,441
Total gross deferred tax assets	40,138	31,717
Less: Valuation allowance	(8,578)	(4,592)
Net deferred tax assets	31,560	27,125
Deferred tax liabilities:
Vehicle pooling costs	(15,731)	(6,523)
Property and equipment	(38,475)	(14,147)
Prepaid insurance	(987)	(708)
Intangibles and goodwill	(24,639)	(25,010)
Total gross deferred tax liabilities	(79,832)	(46,388)
Net deferred tax liabilities	$(48,272)	$(19,263)

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2019	2018
U.S. non-current liabilities	$(44,499)	$(16,018)
International non-current liabilities	(3,773)	(3,245)
Net deferred tax liabilities	$(48,272)	$(19,263)

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of the Company’s foreign subsidiaries (“Transition Tax”). SEC Staff Accounting Bulletin No. 118 allows the use of provisional amounts (reasonable estimates) if accounting for the income tax effects of the Act has not been completed. Provisional amounts must be adjusted within one year from the enactment date of the Act. As of July 31, 2018, the Company recorded a $12.4 million provisional Transition Tax charge. No adjustment to the provisional Transition Tax charge was made in the first quarter of fiscal year 2019. The Company completed its accounting for the tax effects of the enactment of the Tax Act during the three months ended January 31, 2019, and recorded a discrete decrease in tax expense of $1.1 million, whose effect on the Company’s effective tax rate was immaterial.

The Act reduced the federal statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in federal statutory tax rates for the Company of 21.0%, 26.9%, and 35.0% for fiscal years 2019, 2018 and 2017, respectively. In fiscal year 2018 the Company recorded a $4.3 million benefit to remeasure deferred taxes as of the enactment date of the Act to reflect the federal statutory rate reduction.

The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impact the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company's foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP, the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by GILTI provisions as a period expense.

The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s estimate for both GILTI and FDII did not materially impact the effective income tax rate or income tax expense for the fiscal year ended July 31, 2019.

As of July 31, 2019 and 2018, the Company had foreign operating losses and a U.S. federal tax credit carryforward of $8.2 million and $3.8 million, respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. The U.S. federal related tax credit, if not used, would start to expire after 2026.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2019 and 2018 was $8.6 million and $4.6 million, respectively. The valuation allowance for deferred tax assets primarily related to operating losses in certain international jurisdictions and certain tax credits that are unlikely to be realized.

As of July 31, 2019 and 2018, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $22.0 million and $16.0 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions:

	July 31,
(In thousands)	2019	2018	2017
Beginning balance	$21,322	$19,269	$20,715
Increases related to current year tax position	6,588	5,169	2,807
Prior year tax positions:
Prior year increase	800	554	2,694
Prior year decrease	(305)	(2,079)	(3,605)
Cash settlement	(534)	(519)	(1,123)
Lapse of statute of limitations	(334)	(1,072)	(2,219)
Ending balance	$27,537	$21,322	$19,269

It is the Company’s continuing practice to recognize interest and penalties related to income tax matters in income tax expense. As of July 31, 2019, 2018 and 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $7.6 million, $6.0 million and $5.3 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years from 2014. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Act eliminated any additional federal tax upon repatriation of outside basis difference primarily resulted from undistributed foreign earnings; however, those undistributed earnings may still be subject to foreign withholding taxes if they are repatriated. As of July 31, 2019, the Company's foreign subsidiaries have accumulated undistributed earnings of $165.0 million. No deferred tax liability has been recognized for the repatriation of these earnings or any residual outside basis difference as the Company intends to permanently reinvest them.

The Company’s effective income tax rates were 16.1%, 25.7%, and 10.4% for fiscal 2019, 2018 and 2017, respectively. The Company’s U.S. federal statutory tax rate for fiscal year 2019 is 21.0% and was favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The effective tax rate for the fiscal year ending July 31, 2018, was computed based on a reduced blended U.S. federal statutory tax rate of 26.9% and included the effects of the Act. The tax rates in the prior years were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $46.1 million, $21.3 million and $107.6 million, for the years ended July 31, 2019, 2018 and 2017, respectively.

NOTE 11 — Net Income Per Share

The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2019	2018	2017
Weighted average common shares outstanding	230,489	231,793	228,686
Effect of dilutive securities — stock options	9,964	10,084	8,333
Weighted average common and dilutive potential common shares outstanding	240,453	241,877	237,019

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 3,045,000; 4,788,004; and 3,058,808 options to purchase the Company’s common stock for the years ended July 31, 2019, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.

NOTE 12 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2019
(In thousands)	United States	International	Total
Service revenues	$1,537,431	$218,263	$1,755,694
Vehicle sales	119,138	167,125	286,263
Total service revenues and vehicle sales	1,656,569	$385,388	$2,041,957
Yard operations	751,653	136,458	888,111
Cost of vehicle sales	112,268	143,236	255,504
General and administrative	151,854	30,013	181,867
Operating income	$640,794	$75,681	$716,475

Depreciation and amortization	$75,135	$9,760	$84,895
Capital expenditures, including acquisitions	311,472	63,156	374,628
Total assets	2,094,592	453,025	2,547,617
Goodwill	256,998	76,323	333,321

	Year Ended July 31, 2018
(In thousands)	United States	International	Total
Service revenues	$1,385,238	$193,264	$1,578,502
Vehicle sales	105,784	121,409	227,193
Total service revenues and vehicle sales	1,491,022	314,673	1,805,695
Yard operations	730,865	116,003	846,868
Cost of vehicle sales	101,130	95,331	196,461
General and administrative	144,140	32,750	176,890
Impairment of long-lived assets	—	1,131	1,131
Operating income	$514,887	$69,458	$584,345

Depreciation and amortization	$67,779	$10,819	$78,598
Capital expenditures, including acquisitions	255,868	40,829	296,697
Total assets	1,856,058	451,640	2,307,698
Goodwill	256,434	80,801	337,235

	Year Ended July 31, 2017
(In thousands)	United States	International	Total
Service revenues	$1,128,990	$157,262	$1,286,252
Vehicle sales	64,198	97,531	161,729
Total service revenues and vehicle sales	1,193,188	254,793	1,447,981
Yard operations	585,587	92,814	678,401
Cost of vehicle sales	61,484	76,068	137,552
General and administrative	130,392	20,972	151,364
Impairment of long-lived assets	19,365	—	19,365
Operating income	$396,360	$64,939	$461,299

Depreciation and amortization	$47,507	$9,493	$57,000
Capital expenditures, including acquisitions	317,646	15,344	332,990
Total assets	1,514,018	468,483	1,982,501
Goodwill	259,162	81,081	340,243

NOTE 13 — Commitments and Contingencies

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

The future minimum lease commitments for the next five fiscal years, under non-cancelable capital and operating leases with initial or remaining lease terms in excess of one year were as follows:

Years Ending July 31, (In thousands)	Capital Leases	Operating Leases
2020	$644	$30,158
2021	619	25,177
2022	505	20,211
2023	—	17,794
2024	—	13,516
Thereafter	—	35,291
Subtotal	1,768	142,147
Less: Amount relating to interest	(41)	—
Total	$1,727	$142,147

Facilities rental expense for the years ended July 31, 2019, 2018 and 2017 was $30.6 million, $45.6 million and $26.8 million, respectively. Yard operations equipment rental expense for the years ended July 31, 2019, 2018 and 2017 was $1.8 million, $2.8 million and $2.9 million, respectively.

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $25.1 million at July 31, 2019, which are primarily used to secure certain insurance obligations.

Contingencies

Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. There are no material pending legal proceedings to which the Company is a party, or with respect to which any of the Company’s property is subject.

The Company provides for costs relating to matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. The Company believes that any ultimate liability would not have a material effect on its consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles.

NOTE 14 — Guarantees — Indemnifications to Officers and Directors

The Company typically enters into indemnification agreements with its directors and certain of its officers to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors and officers as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors and officers are sued as a result of their service to the Company.

NOTE 15 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2019 and 2018 that are not separately or previously disclosed.

NOTE 16 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $1.7 million for the year ended July 31, 2019, and $0.9 million for the years ended July 31, 2018 and 2017, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $0.9 million, for the year ended July 31, 2019, and $0.7 million for the years ended July 31, 2018, and 2017, respectively, related to this plan.

NOTE 17 — Quarterly Financial Information (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2019 (In thousands, except per share data)	First	Second	Third	Fourth
Total revenue	$461,368	$484,898	$553,116	$542,575
Gross profit	195,918	208,226	251,579	242,619
Operating income	151,440	164,739	207,494	192,802
Income before income taxes	148,786	164,966	204,129	187,070
Net income attributable to Copart, Inc.	114,083	131,373	192,741	153,496
Basic net income per common share	$0.49	$0.57	$0.85	$0.67
Diluted net income per common share	$0.47	$0.55	$0.81	$0.64

	Fiscal Quarter
Fiscal Year 2018 (In thousands, except per share data)	First	Second	Third	Fourth
Total revenue	$419,168	$459,106	$478,198	$449,223
Gross profit	163,264	191,609	219,068	188,425
Operating income	123,942	150,947	174,619	134,837
Income before income taxes	114,128	144,438	171,216	132,729
Net income attributable to Copart, Inc.	77,515	103,256	127,348	109,748
Basic net income per common share	$0.34	$0.45	$0.55	$0.47
Diluted net income per common share	$0.32	$0.43	$0.52	$0.45

(1)	Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

NOTE 18 — Subsequent Events

Exercise of Stock Options

In September 2019, A. Jayson Adair, the Company’s Chief Executive Officer, exercised through a cashless exercise, options to acquire an aggregate of 4,000,000 shares of the Company’s common stock subject to options outstanding under the Company’s stand-alone stock option agreements dated April 14, 2009. As a result of the cashless exercise, a portion of the options exercised were net settled in satisfaction of the exercise price and the executive’s tax withholding obligations. The Company issued the executive a net number of 1,902,686 shares of its common stock. All shares surrendered to satisfy the exercise price and tax withholding obligations were canceled.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Quarterly Report on Form 10-Q, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 2	December 22, 2016
3.3		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3	December 22, 2016
4.1		Description of Capital Stock	—	Filed herewith
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	August 3, 2006
10.7	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.8	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.9		Standard Industrial/Commercial single tenant lease-net dated February 3, 2013 between Garden Centura, L.P. and the Registrant	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.18	October 1, 2012
10.10		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 4, 2014
10.11		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 4, 2014
10.12		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.13	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.14	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.15
First Amendment to Credit Agreement, dated as of March 15, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 17, 2016
10.16
Second Amendment to Credit Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2016
10.17		First Amendment to Note Purchase Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto and the purchasers party thereto.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	July 27, 2016

Incorporated by reference herein
Exhibit Number		Description	Form	Date
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
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