Form 10-Q
period 2019-10-31
COPART INC
filed 2019-11-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 22, 2019, 232,454,206 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2019

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2019	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$181,102	$186,319
Accounts receivable, net	394,309	367,265
Vehicle pooling costs	86,035	76,548
Inventories	19,482	20,941
Income taxes receivable	48,370	19,526
Prepaid expenses and other assets	14,778	16,568
Total current assets	744,076	687,167
Property and equipment, net	1,545,714	1,427,726
Operating lease right-of-use assets	136,368	—
Intangibles, net	52,617	55,156
Goodwill	337,179	333,321
Deferred income taxes	404	411
Other assets	39,581	43,836
Total assets	$2,855,939	$2,547,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$289,247	$270,918
Deferred revenue	5,113	6,466
Income taxes payable	1,313	3,482
Current portion of operating lease liabilities	27,055	—
Current portion of revolving loan facility and finance lease liabilities	590	1,138
Total current liabilities	323,318	282,004
Deferred income taxes	53,678	48,683
Income taxes payable	38,965	35,116
Operating lease liabilities, net of current portion	113,263	—
Long-term debt, revolving loan facility and finance lease liabilities, net of discount	399,979	400,091
Other liabilities	137	3,342
Total liabilities	929,340	769,236
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 232,433,578 and 229,790,268 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	587,643	572,559
Accumulated other comprehensive loss	(119,290)	(132,529)
Retained earnings	1,458,223	1,338,328
Total stockholders’ equity	1,926,599	1,778,381
Total liabilities and stockholders’ equity	$2,855,939	$2,547,617
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2019	2018
Service revenues and vehicle sales:
Service revenues	$487,856	$394,806
Vehicle sales	66,568	66,562
Total service revenues and vehicle sales	554,424	461,368
Operating expenses:
Yard operations	240,791	207,694
Cost of vehicle sales	58,764	57,756
General and administrative	49,478	44,478
Total operating expenses	349,033	309,928
Operating income	205,391	151,440

Other (expense) income:
Interest expense	(4,611)	(4,651)
Interest income	585	960
Other income, net	717	1,037
Total other expense	(3,309)	(2,654)
Income before income taxes	202,082	148,786
Income tax (benefit) expense	(16,098)	34,703
Net income	$218,180	$114,083

Basic net income per common share	$0.94	$0.49
Weighted average common shares outstanding	231,169	233,888

Diluted net income per common share	$0.91	$0.47
Diluted weighted average common shares outstanding	238,662	244,826
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2019	2018
Comprehensive income, net of tax:
Net income	$218,180	$114,083
Other comprehensive income:
Foreign currency translation adjustments	13,239	(7,718)
Comprehensive income	$231,419	$106,365

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$1,778,381
Net income	—	—	—	—	218,180	218,180
Currency translation adjustment	—	—	—	13,239	—	13,239
Exercise of stock options, net of repurchased shares	2,643,310	—	9,551	—	(98,285)	(88,734)
Stock-based compensation	—	—	5,533	—	—	5,533
Balances at October 31, 2019	232,433,578	$23	$587,643	$(119,290)	$1,458,223	$1,926,599

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$1,581,099
Net income	—	—	—	—	114,083	114,083
Currency translation adjustment	—	—	—	(7,718)	—	(7,718)
Cumulative effect of change in accounting standard	—	—	—	—	(22,954)	(22,954)
Exercise of stock options, net of repurchased shares	109,321	—	1,229	—	(2)	1,227
Stock-based compensation	—	—	6,021	—	—	6,021
Balances at October 31, 2018	234,008,162	$23	$534,108	$(115,646)	$1,253,273	$1,671,758
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$218,180	$114,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	23,704	21,978
Allowance for doubtful accounts	382	128
Equity in losses (earnings) of unconsolidated affiliates	855	(184)
Stock-based compensation	5,533	6,021
Gain on sale of property and equipment	(272)	(102)
Deferred income taxes	4,839	(888)
Changes in operating assets and liabilities:
Accounts receivable	(25,408)	(29,270)
Vehicle pooling costs	(9,358)	(10,313)
Inventories	1,710	(3,268)
Prepaid expenses and other current and non-current assets	4,079	614
Operating lease right-of-use assets and lease liabilities	256	—
Accounts payable and accrued liabilities	16,587	(20,611)
Deferred revenue	(1,437)	467
Income taxes receivable	(28,740)	15,286
Income taxes payable	1,700	14,177
Other liabilities	(152)	(435)
Net cash provided by operating activities	212,458	107,683
Cash flows from investing activities:
Purchases of property and equipment	(131,793)	(62,336)
Proceeds from sale of property and equipment	283	810
Net cash used in investing activities	(131,510)	(61,526)
Cash flows from financing activities:
Proceeds from the exercise of stock options	12,620	1,229
Payments for employee stock-based tax withholdings	(101,354)	(2)
Net cash (used in) provided by financing activities	(88,734)	1,227
Effect of foreign currency translation	2,569	(1,595)
Net (decrease) increase in cash and cash equivalents	(5,217)	45,789
Cash and cash equivalents at beginning of period	186,319	274,520
Cash and cash equivalents at end of period	$181,102	$320,309
Supplemental disclosure of cash flow information:
Interest paid	$4,506	$4,525
Income taxes paid, net of refunds	$7,465	$6,053
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2019
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (“the Company”) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and vehicles sourced directly from individual owners. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters; however, at certain locations, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of October 31, 2019 and July 31, 2019, its consolidated statements of income, comprehensive income and stockholders’ equity for the three months ended October 31, 2019 and 2018, and its cash flows for the three months ended October 31, 2019 and 2018. Interim results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2020. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; income taxes; stock-based compensation; purchase price allocations; and contingencies. Actual results could differ from these estimates.
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
There were no contract liabilities on the consolidated balance sheets at October 31, 2019 and July 31, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.
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

	Three Months Ended October 31,
(In thousands)	2019	2018
Service revenues
United States	$430,803	$343,573
International	57,053	51,233
Total service revenues	$487,856	$394,806
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

	Three Months Ended October 31,
(In thousands)	2019	2018
Vehicle sales
United States	$33,361	$27,636
International	33,207	38,926
Total vehicle sales	$66,568	$66,562

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
The change in the carrying amount of contract assets was as follows (in thousands):

Balance as of July 31, 2019	$10,574
Capitalized contract assets during the period	—
Costs amortized during the period	(875)
Effect of foreign currency exchange rates	432
Balance as of October 31, 2019	$10,131

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(24,601)
Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	13,239
Cumulative loss on foreign currency translation as of October 31, 2019	$(119,290)

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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of October 31, 2019 and July 31, 2019, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 3 – Long-Term Debt, and Note 6 – Fair Value Measures.
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
The Company recognizes and measures uncertain tax positions in accordance with ASC 740, Income Taxes, pursuant to which the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. ASC 740 further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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
Total gross capitalized software as of October 31, 2019 and July 31, 2019 was $42.6 million and $39.4 million, respectively. Accumulated amortization expense related to software as of October 31, 2019 and July 31, 2019 totaled $25.9 million and $23.6 million, respectively.
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
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2019	July 31, 2019
Advance charges receivable	$307,738	$280,835
Trade accounts receivable	87,467	89,274
Other receivables	4,488	2,098
	399,693	372,207
Less: Allowance for doubtful accounts	(5,384)	(4,942)
Accounts receivable, net	$394,309	$367,265

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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of October 31, 2019 on the Company’s Revolving Loan Facility was the one month LIBOR rate of 1.78% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2019, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2019 and July 31, 2019.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2019, the consolidated total net leverage ratio was 0.29:1. Minimum liquidity as of October 31, 2019 was $1.0 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2019.

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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of October 31, 2019, the consolidated total net leverage ratio was 0.29:1. Minimum liquidity as of October 31, 2019 was $1.0 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2019.
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
NOTE 4 – Leases
The Company leases certain facilities and certain equipment under non-cancelable capital and operating leases, which are recorded as right-of-use assets and lease liabilities. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also have renewal options to extend the leases for additional periods at the Company’s discretion. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the right-of-use asset and the lease liabilities. The effects of these escalation clauses or concessions have been reflected in lease expense on a straight-line basis over the expected lease term and any variable lease payments subsequent to establishing the lease liability are expensed as incurred. The lease term commences on the date when the Company has the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. Certain of the Company’s leases have renewal periods up to 40 years, exercisable at the Company’s option, and generally require the Company to pay property taxes, insurance and maintenance costs, in addition to the lease payments. At lease inception, the Company includes all renewals or option periods that are reasonably certain to exercise when determining the expected lease term, as failure to renew the lease would impose an economic penalty.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property, plant, and equipment.
Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the expected lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the information available at lease commencement date, as rates are not implicitly stated in the Company’s leases.
Components of lease expense for the three months ended October 31, 2019 were as follows:

Three Months Ended October 31,
(In thousands)	2019
Operating lease expense	$7,976
Finance lease expense:
Amortization of right-of-use assets	155
Interest on finance lease liabilities	7
Short-term lease expense	1,995
Variable lease expense	144
Total lease expense	$10,277

The components of right-of-use assets and lease liabilities on the consolidated balance sheet are as follows (in thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	October 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$136,368
Finance lease right-of-use assets	Property and equipment, net	1,561
Total lease assets, net		$137,929

Operating lease liabilities - current	Current portion of operating lease liabilities	$27,055
Finance lease liabilities - current	Current portion of revolving loan facility and finance lease liabilities	590
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	113,263
Finance lease liabilities - non-current	Long-term debt, revolving loan facility and finance lease liabilities, net of discount	978
Total lease liabilities		$141,886

The weighted-average remaining lease terms and discount rates as of October 31, 2019 are as follows:

(in thousands)	Weighted-Average Remaining Lease Term (in years)	Weighted-Average Discount Rate(1)
Operating leases	9.12	3.03%
Finance leases	2.55	1.73%

(1)
We cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases:

(in thousands)	Three Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$7,753
Operating cash flows related to finance leases	7
Financing cash flows related to finance leases	159
Right-of-use assets obtained in exchange for new operating lease liabilities	9,009
Right-of-use assets obtained in exchange for new finance lease liabilities	—

The annual maturities of our lease liabilities as of October 31, 2019 are as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2020 (remaining nine months)	$478	$22,918
2021	619	26,450
2022	505	21,574
2023	—	18,831
2024	—	14,492
Thereafter	—	59,518
Total future lease commitments	$1,602	$163,783
Less: imputed interest	(34)	(23,465)
Present value of lease liabilities	$1,568	$140,318

NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2019	July 31, 2019
Amortized intangibles:
Supply contracts and customer relationships	$49,072	$49,109
Trade names	23,518	23,501
Licenses and databases	7,695	7,688
Accumulated amortization	(27,668)	(25,142)
Net intangibles	$52,617	$55,156

Aggregate amortization expense on amortizable intangible assets was $2.5 million and $2.9 million for the three months ended October 31, 2019 and 2018, respectively.
The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2019	$333,321
Effect of foreign currency exchange rates	3,858
Balance as of October 31, 2019	$337,179

NOTE 6 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	October 31, 2019		July 31, 2019
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$13,958	$13,958	$12,389	$12,389
Total Assets	$13,958	$13,958	$12,389	$12,389
Liabilities
Long-term fixed rate debt, including current portion	$420,602	$420,602	$411,510	$411,510
Total Liabilities	$420,602	$420,602	$411,510	$411,510

During the three months ended October 31, 2019, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 3 – Long-Term Debt.
NOTE 7 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2019	2018
Weighted average common shares outstanding	231,169	233,888
Effect of dilutive securities — stock options	7,493	10,938
Weighted average common and dilutive potential common shares outstanding	238,662	244,826

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 50,000 and 35,000 options to purchase the Company’s common stock for the three months ended October 31, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.
NOTE 8 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2019:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2019	14,552	$26.29	6.04	$745,592
Exercises	(4,710)	17.81
Outstanding as of October 31, 2019	9,842	$30.35	6.57	$514,578
Exercisable as of October 31, 2019	6,051	$21.95	5.56	$367,269

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 9,841,658 at October 31, 2019.
The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s restricted stock for the three months ended October 31, 2019:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2019	134	$56.62
Grants of restricted stock	69	82.33
Forfeited restricted stock	(1)	50.22
Outstanding as of October 31, 2019	202	$65.34

The table below sets forth the stock-based compensation recognized by the Company for stock options and restricted stock awards:

	Three Months Ended October 31,
(In thousands)	2019	2018
General and administrative	$4,441	$4,989
Yard operations	1,092	1,032
Total stock-based compensation	$5,533	$6,021

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
NOTE 9 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2019. During fiscal 2019, the Company repurchased 7,635,596 shares of its common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of October 31, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million for the three months ended October 31, 2019, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
NOTE 10 – Income Taxes
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2014 and 2018. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
The Company’s effective income tax rates were (8.0)% and 23.3% for the three months ended October 31, 2019 and 2018, respectively. The effective tax rates in the current and prior year were impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $62.4 million and $0.2 million for the three months ended October 31, 2019 and 2018, respectively.
NOTE 11 – Recent Accounting Pronouncements
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
Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The adoption of ASU 2018-02 did not result in a reclassification from AOCI to retained earnings and did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Most of the Company’s operating lease commitments are subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company implemented the policy elections and practical expedients as part of adopting ASU 2016-02 included: (i) excluding from the balance sheet leases with terms that are less than one year; (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease; (iii) the package of practical expedients, which allowed the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP; and (iv) the policy election that eliminated the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. The adoption of ASU 2016-02 resulted in the recording of a right-of-use asset of and a lease liability in the first quarter of fiscal 2020, as a result of the application of the standard and did not have a material impact to the Company’s consolidated results of operations. See Note 4 – Leases for additional disclosures as a result of the adoption of the standard.

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
The following table presents financial information by segment:

	Three Months Ended October 31, 2019			Three Months Ended October 31, 2018
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$430,803	$57,053	$487,856	$343,573	$51,233	$394,806
Vehicle sales	33,361	33,207	66,568	27,636	38,926	66,562
Total service revenues and vehicle sales	464,164	90,260	554,424	371,209	90,159	461,368
Yard operations	204,830	35,961	240,791	177,642	30,052	207,694
Cost of vehicle sales	31,072	27,692	58,764	25,943	31,813	57,756
General and administrative	39,212	10,266	49,478	37,332	7,146	44,478
Operating income	$189,050	$16,341	$205,391	$130,292	$21,148	$151,440

Depreciation and amortization	$20,567	$2,447	$23,014	$19,392	$2,477	$21,869
Capital expenditures	113,266	18,527	131,793	35,253	27,083	62,336

	October 31, 2019			July 31, 2019
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$2,322,493	$533,446	$2,855,939	$2,094,592	$453,025	$2,547,617
Goodwill	256,998	80,181	337,179	256,998	76,323	333,321

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part II, Item 1A. under the caption entitled “Risk Factors” in this Form 10-Q and those discussed elsewhere in this Form 10-Q. Unless the context otherwise requires, references in this Form 10-Q to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.
Although we believe that, based on information currently available to us and our management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.
Overview
We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (“U.A.E.”), Oman, Bahrain, and Spain.
Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts and raw materials. Many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further de novo resource extraction. In each case, our business has reduced the carbon and other environmental footprint of the global transportation industry. Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. In addition, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, entered into emergency leases, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in the Houston, Texas metropolitan area in the wake of Hurricane Harvey in the summer of 2017.
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
In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K., Germany, and Spain, we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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
Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) domestic and market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.8 years in 2019. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.
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
The following tables set forth operational facilities that we have opened and began operations from August 1, 2018 through October 31, 2019:

United States Locations	Date
Spartanburg, South Carolina	August 2018
Madison, Wisconsin	September 2018
Harleyville, South Carolina	January 2019
Macon, Georgia	January 2019
Mocksville, North Carolina	January 2019
Antelope, California	January 2019
Sacramento, California	March 2019
Fredericksburg, Virginia	April 2019
West Mifflin, Pennsylvania	May 2019
Hartford, Connecticut	July 2019
Buffalo, New York	July 2019

International Locations	Geographic Service Area	Date
Curitiba, Paraná	Brazil	September 2018
Mannheim, Rhineland-Palatinate	Germany	October 2018
Stuttgart, Baden-Württemberg	Germany	November 2018
Hessen, Frankfurt	Germany	November 2018
Schleswig-Holstein (Hamburg)	Germany	November 2018
Furth, Bavaria (Nuremberg)	Germany	November 2018
Massen, Brandenburg (Berlin)	Germany	November 2018
Friesack, Brandenburg (Berlin)	Germany	December 2018
The following table sets forth operational facilities obtained through business acquisitions from August 1, 2018 through October 31, 2019:

Locations	Geographic Service Area	Date
Greenville, Kentucky	United States	March 2019
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
	2019	2018
Service revenues and vehicle sales:
Service revenues	88%	86%
Vehicle sales	12%	14%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	43%	45%
Cost of vehicle sales	11%	12%
General and administrative	9%	10%
Total operating expenses	63%	67%
Operating income	37%	33%
Other expense	(1)%	(1)%
Income before income taxes	36%	32%
Income taxes	(3)%	7%
Net income	39%	25%
Comparison of the Three Months Ended October 31, 2019 and 2018
The following table presents a comparison of service revenues for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
Service revenues
United States	$430,803	$343,573	$87,230	25.4%
International	57,053	51,233	5,820	11.4%
Total service revenues	$487,856	$394,806	$93,050	23.6%
Service Revenues. The increase in service revenues during the three months ended October 31, 2019 of $93.1 million, or 23.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $87.2 million and (ii) an increase in International of $5.8 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices, which we believe is due to a change in the mix of vehicles sold. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $8.1 million was driven primarily by increased volume and higher average auction selling prices.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
Vehicle sales
United States	$33,361	$27,636	$5,725	20.7%
International	33,207	38,926	(5,719)	(14.7)%
Total vehicle sales	$66,568	$66,562	$6	—%

Vehicle Sales. Vehicle sales for the three months ended October 31, 2019 remained unchanged, as compared to the same period last year and resulted from (i) an increase in the U.S. of $5.7 million, and offset by (ii) a decrease in International of $5.7 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding a detrimental impact of $1.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decline in International of $4.2 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts and a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
Yard operations expenses
United States	$204,830	$177,642	$27,188	15.3%
International	35,961	30,052	5,909	19.7%
Total yard operations expenses	$240,791	$207,694	$33,097	15.9%

Yard operations expenses, excluding depreciation and amortization
United States	$189,933	$162,678	$27,255	16.8%
International	34,038	27,831	6,207	22.3%

Yard depreciation and amortization
United States	$14,897	$14,964	$(67)	(0.4)%
International	1,923	2,221	(298)	(13.4)%
Yard Operations Expenses. The increase in yard operations expense for the three months ended October 31, 2019 of $33.1 million, or 15.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $27.2 million and (ii) an increase in International of $5.9 million. The increase in the cost to process each car in the same period last year in the U.S. relates primarily from growth in volume and an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car, growth in volume, and partially offset by the beneficial impact of $1.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The decrease in yard operations depreciation and amortization expenses resulted primarily from intangible assets becoming fully amortized.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
Cost of vehicle sales
United States	$31,072	$25,943	$5,129	19.8%
International	27,692	31,813	(4,121)	(13.0)%
Total cost of vehicle sales	$58,764	$57,756	$1,008	1.7%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2019 of $1.0 million, or 1.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $5.1 million, and partially offset by (ii) a decrease in International of $4.1 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold and higher commodity prices. Excluding the beneficial impact of $1.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decrease in International of $2.8 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and a change in the mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
General and administrative expenses
United States	$39,212	$37,332	$1,880	5.0%
International	10,266	7,146	3,120	43.7%
Total general and administrative expenses	$49,478	$44,478	$5,000	11.2%

General and administrative expenses, excluding depreciation and amortization
United States	$33,542	$32,904	$638	1.9%
International	9,742	6,890	2,852	41.4%

General and administrative depreciation and amortization
United States	$5,670	$4,428	$1,242	28.0%
International	524	256	268	104.7%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2019 of $5.0 million, or 11.2%, as compared to the same period last year resulted from (i) an increase in International of $3.1 million and (ii) an increase in the U.S. of $1.9 million. Excluding depreciation and amortization, the increase in International of $2.9 million resulted primarily from the expansion of our European businesses and the increase in the U.S. of $0.6 million resulted primarily from supporting our continued growth initiatives, as well as an increase in payroll taxes from the exercise of employee stock options, partially offset by higher capitalizable software development, decreases in stock compensation, and decreases in legal costs. The increase in depreciation and amortization expenses for the three months ended October 31, 2019 as compared to the same period last year resulted primarily from depreciating certain corporate and technology assets in the U.S.
The following table summarizes total other expense and income taxes for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
Total other expense	$(3,309)	$(2,654)	$(655)	24.7%
Income taxes	(16,098)	34,703	(50,801)	(146.4)%
Other Expense. The increase in total other expense for the three months ended October 31, 2019 of $0.7 million as compared to the same period last year was primarily due to losses of unconsolidated affiliates and partially offset by lower gains on the disposal of certain non-operating assets in the prior year.
Income Taxes. Our effective income tax rates were (8.0)%, and 23.3% for the three months ended October 31, 2019 and 2018, respectively. The effective tax rates in the current and prior year were impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $62.4 million and $0.2 million for the three months ended October 31, 2019 and 2018, respectively. See Note 10 – Income Taxes.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2019 and July 31, 2019 and for the three months ended October 31, 2019 and 2018, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2019	July 31, 2019	Change	% Change
Cash and cash equivalents	$181,102	$186,319	$(5,217)	(2.8)%
Working capital	420,758	405,163	15,595	3.8%

	Three Months Ended October 31,
(In thousands)	2019	2018	Change	% Change
Operating cash flows	$212,458	$107,683	$104,775	97.3%
Investing cash flows	(131,510)	(61,526)	(69,984)	(113.7)%
Financing cash flows	(88,734)	1,227	(89,961)	(7,331.8)%

Capital expenditures	$(131,793)	$(62,336)	$(69,457)	(111.4)%
Cash and cash equivalents decreased and working capital increased at October 31, 2019 as compared to July 31, 2019. Cash and cash equivalents decreased primarily due to payments for employee stock-based tax withholdings and capital expenditures not fully offset by cash generated from operations. Working capital increased primarily from certain income tax benefits related to stock option exercises and timing of cash receipts partially offset by our operating lease liabilities and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 3 – Long-Term Debt and Note 9 – Stock Repurchases and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.
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
As of October 31, 2019, $93.3 million of the $181.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the three months ended October 31, 2019 as compared to the same period in 2018 due to improved cash operating results from an increase in service revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a an increase of income taxes receivable of $44.0 million primarily related to excess tax benefits from stock option exercises partially offset by an increase in funds used to pay accounts payable of $37.2 million.

Net cash used in investing activities increased for the three months ended October 31, 2019 as compared to the same period in 2018 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities increased for the three months ended October 31, 2019 as compared to the same period in 2018 due primarily to payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases" partially offset by an increase in proceeds from the exercise of stock options.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of October 31, 2019 on our Revolving Loan Facility was the one month LIBOR rate of 1.78% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at October 31, 2019, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2019 and July 31, 2019.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2019, the consolidated total net leverage ratio was 0.29:1. Minimum liquidity as of October 31, 2019 was $1.0 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of October 31, 2019.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of October 31, 2019, the consolidated total net leverage ratio was 0.29:1. Minimum liquidity as of October 31, 2019 was $1.0 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2019.
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
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2019. During fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of October 31, 2019, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company’s Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million for the three months ended October 31, 2019 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC on September 30, 2019. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 11 – Recent Accounting Pronouncements.
Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.
Off-Balance Sheet Arrangements
As of October 31, 2019, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.
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
We have provided for costs relating to matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on our future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. We believe that any ultimate liability would not have a material effect on our consolidated results of operations, financial position or cash flows. However, the amount of the liabilities associated with claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
No single customer accounted for more than 10% of our consolidated revenues during the three months ended October 31, 2019. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and an acquisition in Finland in fiscal 2018. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, although we continue to operate a technology and operations center in India for administrative support, we decided to suspend our salvage operations in India in fiscal 2018, which did not have a material effect on our consolidated results of operations and financial position, until the Indian market develops in a manner better suited to our business model.

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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 14.3% of our common stock as of October 31, 2019. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

•	enhance our existing services;

•	develop, access, acquire, and license new services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices in a cost-effective and timely basis.
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
We have or will initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member and the Market Maker and Copart Lounge program through which registered members can open Copart storefronts in foreign markets with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public will involve material expenditures and we cannot predict what future benefit, if any, will be derived. These programs could also create additional risks including heightened regulation and litigation risk related to vehicle sales to the general public, and heightened branding, reputational, and intellectual property risk associated with allowing Copart registered members to establish Copart-branded storefronts in foreign jurisdictions.
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
Regulations of the vehicle sales industry may impair our operations, increase our costs of doing business and create potential liability.
Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of October 31, 2019, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $337.2 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2019, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of October 31, 2019, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS

a)	Exhibits

3.1	Copart, Inc. Certificate of Incorporation
3.2	Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3	Bylaws of Copart, Inc.
4.1	Description of Capital Stock
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
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

COPART, INC.

/s/ Jeffrey Liaw
Jeffrey Liaw, President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: November 25, 2019