Form 10-Q
period 2020-01-31
COPART INC
filed 2020-02-27
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 26, 2020, 233,705,480 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2020

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$93,511	$186,319
Accounts receivable, net	445,963	367,265
Vehicle pooling costs	90,595	76,548
Inventories	18,515	20,941
Income taxes receivable	68,415	19,526
Prepaid expenses and other assets	14,964	16,568
Total current assets	731,963	687,167
Property and equipment, net	1,789,326	1,427,726
Operating lease right-of-use assets	104,360	—
Intangibles, net	50,291	55,156
Goodwill	338,262	333,321
Deferred income taxes	348	411
Other assets	34,055	43,836
Total assets	$3,048,605	$2,547,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$296,977	$270,918
Deferred revenue	7,603	6,466
Income taxes payable	728	3,482
Current portion of operating lease liabilities	23,314	—
Current portion of revolving loan facility and finance lease liabilities	14,215	1,138
Total current liabilities	342,837	282,004
Deferred income taxes	55,499	48,683
Income taxes payable	43,650	35,116
Operating lease liabilities, net of current portion	81,906	—
Long-term debt, revolving loan facility and finance lease liabilities, net of discount	399,846	400,091
Other liabilities	138	3,342
Total liabilities	923,876	769,236
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 233,636,685 and 229,790,268 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	617,714	572,559
Accumulated other comprehensive loss	(119,870)	(132,529)
Retained earnings	1,626,862	1,338,328
Total stockholders’ equity	2,124,729	1,778,381
Total liabilities and stockholders’ equity	$3,048,605	$2,547,617
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Service revenues and vehicle sales:
Service revenues	$510,034	$416,807	$997,890	$811,613
Vehicle sales	65,106	68,091	131,674	134,653
Total service revenues and vehicle sales	575,140	484,898	1,129,564	946,266
Operating expenses:
Yard operations	257,351	215,460	498,142	423,154
Cost of vehicle sales	57,900	61,212	116,664	118,968
General and administrative	49,997	43,487	99,475	87,965
Total operating expenses	365,248	320,159	714,281	630,087
Operating income	209,892	164,739	415,283	316,179

Other (expense) income:
Interest expense	(4,914)	(5,233)	(9,525)	(9,884)
Interest income	450	678	1,035	1,638
Other (expense) income, net	(354)	4,782	363	5,819
Total other (expense) income	(4,818)	227	(8,127)	(2,427)
Income before income taxes	205,074	164,966	407,156	313,752
Income tax expense	36,367	33,593	20,269	68,296
Net income	$168,707	$131,373	$386,887	$245,456

Basic net income per common share	$0.73	$0.57	$1.67	$1.06
Weighted average common shares outstanding	232,671	230,798	231,920	232,343

Diluted net income per common share	$0.71	$0.55	$1.62	$1.01
Diluted weighted average common shares outstanding	238,470	240,660	238,566	242,743
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2020	2019	2020	2019
Comprehensive income, net of tax:
Net income	$168,707	$131,373	$386,887	$245,456
Other comprehensive income:
Foreign currency translation adjustments	(580)	8,423	12,659	705
Comprehensive income	$168,127	$139,796	$399,546	$246,161

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$1,778,381
Net income	—	—	—	—	218,180	218,180
Currency translation adjustment	—	—	—	13,239	—	13,239
Exercise of stock options, net of repurchased shares	2,643,310	—	9,551	—	(98,285)	(88,734)
Stock-based compensation	—	—	5,533	—	—	5,533
Balances at October 31, 2019	232,433,578	23	587,643	(119,290)	1,458,223	1,926,599
Net income	—	—	—	—	168,707	168,707
Currency translation adjustment	—	—	—	(580)	—	(580)
Exercise of stock options, net of repurchased shares	1,141,040	—	19,975	—	(68)	19,907
Stock-based compensation	—	—	6,141	—	—	6,141
Shares issued for Employee Stock Purchase Plan	62,067	—	3,955	—	—	3,955
Balances at January 31, 2020	233,636,685	$23	$617,714	$(119,870)	$1,626,862	$2,124,729
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
Continued
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(in thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$1,581,099
Net income	—	—	—	—	114,083	114,083
Currency translation adjustment	—	—	—	(7,718)	—	(7,718)
Cumulative effect of change in accounting standard	—	—	—	—	(22,954)	(22,954)
Exercise of stock options, net of repurchased shares	109,321	—	1,229	—	(2)	1,227
Stock-based compensation	—	—	6,021	—	—	6,021
Balances at October 31, 2018	234,008,162	23	534,108	(115,646)	1,253,273	1,671,758
Net income	—	—	—	—	131,373	131,373
Currency translation adjustment	—	—	—	8,423	—	8,423
Exercise of stock options, net of repurchased shares	241,896	—	3,991	—	(25)	3,966
Stock-based compensation	—	—	5,929	—	—	5,929
Shares issued for Employee Stock Purchase Plan	86,208	—	3,501	—	—	3,501
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	(364,997)
Balances at January 31, 2019	226,700,670	$23	$530,102	$(107,223)	$1,037,051	$1,459,953
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$386,887	$245,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	48,097	42,487
Allowance for doubtful accounts	1,301	96
Equity in losses (earnings) of unconsolidated affiliates	3,124	(514)
Stock-based compensation	11,674	11,950
Gain on sale of property and equipment	(1,315)	(3,890)
Deferred income taxes	6,719	6,632
Changes in operating assets and liabilities:
Accounts receivable	(78,510)	(86,125)
Vehicle pooling costs	(13,921)	(20,218)
Inventories	2,765	(11,640)
Prepaid expenses and other current and non-current assets	7,184	(725)
Operating lease right-of-use assets and lease liabilities	331	—
Accounts payable and accrued liabilities	24,862	7,338
Deferred revenue	1,021	2,843
Income taxes receivable	(48,722)	15,286
Income taxes payable	5,794	6,890
Other liabilities	(371)	(662)
Net cash provided by operating activities	356,920	215,204
Cash flows from investing activities:
Purchases of property and equipment	(400,352)	(136,727)
Proceeds from sale of property and equipment	1,639	17,488
Net cash used in investing activities	(398,713)	(119,239)
Cash flows from financing activities:
Proceeds from the exercise of stock options	32,594	5,220
Proceeds from the issuance of Employee Stock Purchase Plan shares	3,955	3,501
Repurchases of common stock	—	(364,997)
Payments for employee stock-based tax withholdings	(101,422)	(27)
Net proceeds on revolving loan facility	13,600	93,300
Net cash used in financing activities	(51,273)	(263,003)
Effect of foreign currency translation	258	692
Net decrease in cash and cash equivalents	(92,808)	(166,346)
Cash and cash equivalents at beginning of period	186,319	274,520
Cash and cash equivalents at end of period	$93,511	$108,174
Supplemental disclosure of cash flow information:
Interest paid	$9,007	$9,018
Income taxes paid, net of refunds	$57,591	$39,327
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2020
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of January 31, 2020 and July 31, 2019, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and six months ended January 31, 2020 and 2019, and its cash flows for the six months ended January 31, 2020 and 2019. Interim results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2020. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Certain prior year amounts have been reclassified to conform to current year presentation.
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
There were no contract liabilities on the consolidated balance sheets at January 31, 2020 and July 31, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.

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
The Company has a separate performance obligation related to providing access to its online auction platform as the Company charges members an annual registration fee for the right to participate in its online auctions and access the Company’s bidding platform. This fee is recognized ratably over the term of the arrangement, generally one year, as each day of access to the online auction platform represents the best depiction of the transfer of the service.
No provision for returns has been established, as all sales are final with no right of return or warranty, although the Company provides for bad debt expense in the case of non-performance by its buyers or sellers.

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2020	2019	2020	2019
Service revenues
United States	$447,345	$362,023	$878,148	$705,596
International	62,689	54,784	119,742	106,017
Total service revenues	$510,034	$416,807	$997,890	$811,613
Vehicle sales
Certain vehicles are purchased and remarketed on the Company’s own behalf. The Company has a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As the Company acts as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2020	2019	2020	2019
Vehicle sales
United States	$35,392	$28,049	$68,753	$55,685
International	29,714	40,042	62,921	78,968
Total vehicle sales	$65,106	$68,091	$131,674	$134,653

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
The change in the carrying amount of contract assets was as follows (in thousands):

Balance as of July 31, 2019	$10,574
Capitalized contract assets during the period	100
Costs amortized during the period	(1,748)
Effect of foreign currency exchange rates	356
Balance as of January 31, 2020	$9,282

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (in thousands):

Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(24,601)
Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	12,659
Cumulative loss on foreign currency translation as of January 31, 2020	$(119,870)

Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. GAAP. In accordance with ASC 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update (“ASU”) 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values as of January 31, 2020 and July 31, 2019, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt, and Note 7 – Fair Value Measures.

Income Taxes and Deferred Tax Assets
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company considers the need to maintain a valuation allowance on deferred tax assets based on an assessment of whether it is more likely than not that the Company would realize those deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Excess tax benefits and deficiencies related to exercises of stock options are recognized as expense or benefit in the consolidated statements of income as discrete items in the reporting period in which they occur.
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
Total gross capitalized software as of January 31, 2020 and July 31, 2019 was $46.3 million and $39.4 million, respectively. Accumulated amortization expense related to software as of January 31, 2020 and July 31, 2019 totaled $28.5 million and $23.6 million, respectively.
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

NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2020	July 31, 2019
Advance charges receivable	$349,517	$280,835
Trade accounts receivable	98,529	89,274
Other receivables	4,233	2,098
	452,279	372,207
Less: Allowance for doubtful accounts	(6,316)	(4,942)
Accounts receivable, net	$445,963	$367,265

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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	January 31, 2020	July 31, 2019
Land	$1,131,553	$939,817
Buildings and improvements	864,245	686,615
Transportation and other equipment	260,237	236,282
Office furniture and equipment	66,605	63,200
Software	46,342	39,434
	2,368,982	1,965,348
Less: Accumulated depreciation and amortization	(579,656)	(537,622)
Property and equipment, net	$1,789,326	$1,427,726

Depreciation expense on property and equipment was $22.0 million and $17.8 million for the three months ended January 31, 2020 and 2019, respectively, and $42.5 million and $36.7 million for the six months ended January 31, 2020 and 2019, respectively.
NOTE 4 – Leases
The Company has both lessee and lessor arrangements. The Company determines whether a contract is or contains a lease at the inception of the contract or at any subsequent modification. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property, plant, and equipment. Depending on the terms, leases are classified as either operating or finance leases if the Company is the lessee, or as operating, sales-type, or direct financing leases if the Company is the lessor. Certain of the Company’s lessee and lessor leases have renewal options to extend the leases for additional periods at the Company’s discretion.
Leases - Lessee
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
Components of lease expense for the six months ended January 31, 2020 were as follows:

Six Months Ended January 31,
(In thousands)	2020
Operating lease expense	$15,682
Finance lease expense:
Amortization of right-of-use assets	312
Interest on finance lease liabilities	14
Short-term lease expense	3,292
Variable lease expense	819
Total lease expense	$20,119

The components of right-of-use assets and lease liabilities on the consolidated balance sheet are as follows (in thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	January 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$104,360
Finance lease right-of-use assets	Property and equipment, net	1,406
Total lease assets, net		$105,766

Operating lease liabilities - current	Current portion of operating lease liabilities	$23,314
Finance lease liabilities - current	Current portion of revolving loan facility and finance lease liabilities	615
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	81,906
Finance lease liabilities - non-current	Long-term debt, revolving loan facility and finance lease liabilities, net of discount	800
Total lease liabilities		$106,635

The weighted-average remaining lease terms and discount rates as of January 31, 2020 are as follows:

(in thousands)	Weighted-Average Remaining Lease Term (in years)	Weighted-Average Discount Rate(1)
Operating leases	9.30	2.99%
Finance leases	2.30	1.73%

(1)
The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases as of January 31, 2020 are as follows:

(in thousands)	Six Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$14,797
Operating cash flows related to finance leases	14
Financing cash flows related to finance leases	312
Right-of-use assets obtained in exchange for new operating lease liabilities	13,601
Right-of-use assets obtained in exchange for new finance lease liabilities	—

The annual maturities of the Company’s lease liabilities as of January 31, 2020 are as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2020 (remaining six months)	$318	$13,636
2021	619	22,806
2022	505	17,891
2023	—	14,892
2024	—	10,549
Thereafter	—	43,919
Total future lease commitments	$1,442	$123,693
Less: imputed interest	(27)	(18,474)
Present value of lease liabilities	$1,415	$105,219

Leases - Lessor
The Company’s lessor arrangements include certain facilities and various land locations, of which each qualifies as an operating lease. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the straight-line rental income. The effects of these escalation clauses or concessions have been reflected in lease payments receivable on a straight-line basis over the expected lease term and any variable lease income subsequent to establishing the receivable will be recognized as incurred.
Future lease payments receivable under operating leases with terms greater than one year as of January 31, 2020 are as follows:

Fiscal year (In thousands)	Operating leases
2020 (remaining six months)	$2,989
2021	6,398
2022	5,691
2023	4,842
2024	4,904
Thereafter	21,888
Total future lease payments receivable	$46,712

The cost of the leased space was $57.7 million as of January 31, 2020.  The accumulated depreciation associated with the leased assets was $0.1 million as of January 31, 2020. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2020	July 31, 2019
Amortized intangibles:
Supply contracts and customer relationships	$49,006	$49,109
Trade names	23,506	23,501
Licenses and databases	7,691	7,688
Accumulated amortization	(29,912)	(25,142)
Net intangibles	$50,291	$55,156

Aggregate amortization expense on amortizable intangible assets was $2.3 million and $2.6 million for the three months ended January 31, 2020 and 2019, respectively, and $4.8 million and $5.5 million for the six months ended January 31, 2020 and 2019, respectively.

The change in the carrying amount of goodwill was as follows (in thousands):

Balance as of July 31, 2019	$333,321
Effect of foreign currency exchange rates	4,941
Balance as of January 31, 2020	$338,262

NOTE 6 – Long-Term Debt
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of January 31, 2020 on the Company’s Revolving Loan Facility was the Prime Rate of 4.75% plus an applicable margin of 0.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2020, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had $13.6 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2020 and no outstanding borrowings under the Revolving Loan Facility as of July 31, 2019.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2020, the consolidated total net leverage ratio was 0.38:1. Minimum liquidity as of January 31, 2020 was $895.3 million. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2020.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of January 31, 2020, the consolidated total net leverage ratio was 0.38:1. Minimum liquidity as of January 31, 2020 was $895.3 million. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2020.
NOTE 7 – Fair Value Measures
The following table summarizes the fair value of the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis based on inputs used to derive their fair values:

	January 31, 2020		July 31, 2019
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$12,376	$12,376	$12,389	$12,389
Total Assets	$12,376	$12,376	$12,389	$12,389
Liabilities
Long-term fixed rate debt, including current portion	$424,854	$424,854	$411,510	$411,510
Revolving loan facility	13,600	13,600	—	—
Total Liabilities	$438,454	$438,454	$411,510	$411,510

During the six months ended January 31, 2020, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2020	2019	2020	2019
Weighted average common shares outstanding	232,671	230,798	231,920	232,343
Effect of dilutive securities — stock options	5,799	9,862	6,646	10,400
Weighted average common and dilutive potential common shares outstanding	238,470	240,660	238,566	242,743

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 150,000 and 425,000 options to purchase the Company’s common stock for the three months ended January 31, 2020 and 2019, respectively, and 200,000 and 460,000 options to purchase the Company’s common stock for the six months ended January 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2020:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2019	14,552	$26.29	6.04	$745,592
Grants of options	150	88.58
Exercises	(5,852)	17.74
Forfeitures or expirations	(3)	17.69
Outstanding as of January 31, 2020	8,847	$33.01	6.56	$605,592
Exercisable as of January 31, 2020	5,315	$23.53	5.53	$414,187

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 8,846,693 at January 31, 2020.
The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s restricted stock for the six months ended January 31, 2020:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2019	134	$56.62
Grants of restricted stock	69	82.33
Vested restricted stock	(3)	47.18
Forfeited restricted stock	(2)	63.07
Outstanding as of January 31, 2020	198	$65.58

The table below sets forth the stock-based compensation recognized by the Company for stock options and restricted stock awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2020	2019	2020	2019
General and administrative	$4,704	$4,691	$9,145	$9,680
Yard operations	1,437	1,238	2,529	2,270
Total stock-based compensation	$6,141	$5,929	$11,674	$11,950

In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2020. During fiscal 2019, the Company repurchased 7,635,596 shares of its common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of January 31, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million for the six months ended January 31, 2020 to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.
NOTE 11 – Income Taxes
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
The Company’s effective income tax rates were 17.7% and 20.4% for the three months ended January 31, 2020 and 2019, respectively, and 5.0% and 21.8% for the six months ended January 31, 2020 and 2019, respectively. The effective tax rates in the current and prior year were impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $14.8 million and $4.8 million for the three months ended January 31, 2020 and 2019, respectively, and $77.2 million and $5.0 million for the six months ended January 31, 2020 and 2019, respectively.
NOTE 12 – Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and must be applied on a modified retrospective basis. The Company is continuing its assessment, which may identify additional impacts of ASU 2016-13 on the Company’s consolidated results of operations, financial position, and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated results of operations and financial position.
Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The adoption of ASU 2018-02, in the first quarter of fiscal 2020, did not result in a reclassification from AOCI to retained earnings and did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Most of the Company’s operating lease commitments are subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company implemented the policy elections and practical expedients as part of adopting ASU 2016-02 included: (i) excluding from the balance sheet leases with terms that are less than one year; (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease; (iii) the package of practical expedients, which allowed the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy U.S. GAAP; and (iv) the policy election that eliminated the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. The adoption of ASU 2016-02 resulted in the recording of a right-of-use asset and a lease liability in the first quarter of fiscal 2020, as a result of the application of the standard and did not have a material impact to the Company’s consolidated results of operations. See Note 4 – Leases for additional disclosures as a result of the adoption of the standard.
NOTE 13 – Legal Proceedings
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

NOTE 14 – Segments and Other Geographic Reporting
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
The following table presents financial information by segment:

	Three Months Ended January 31, 2020			Three Months Ended January 31, 2019
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$447,345	$62,689	$510,034	$362,023	$54,784	$416,807
Vehicle sales	35,392	29,714	65,106	28,049	40,042	68,091
Total service revenues and vehicle sales	482,737	92,403	575,140	390,072	94,826	484,898
Yard operations	219,278	38,073	257,351	181,335	34,125	215,460
Cost of vehicle sales	33,887	24,013	57,900	26,883	34,329	61,212
General and administrative	39,487	10,510	49,997	36,452	7,035	43,487
Operating income	$190,085	$19,807	$209,892	$145,402	$19,337	$164,739

Depreciation and amortization	$21,698	$2,584	$24,282	$17,877	$2,522	$20,399
Capital expenditures	261,157	7,402	268,559	66,901	7,490	74,391

	Six Months Ended January 31, 2020			Six Months Ended January 31, 2019
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$878,148	$119,742	$997,890	$705,596	$106,017	$811,613
Vehicle sales	68,753	62,921	131,674	55,685	78,968	134,653
Total service revenues and vehicle sales	946,901	182,663	1,129,564	761,281	184,985	946,266
Yard operations	424,108	74,034	498,142	358,977	64,177	423,154
Cost of vehicle sales	64,959	51,705	116,664	52,826	66,142	118,968
General and administrative	78,699	20,776	99,475	73,784	14,181	87,965
Operating income	$379,135	$36,148	$415,283	$275,694	$40,485	$316,179

Depreciation and amortization	$42,265	$5,031	$47,296	$37,269	$4,999	$42,268
Capital expenditures	374,423	25,929	400,352	102,154	34,573	136,727

	January 31, 2020			July 31, 2019
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$2,526,943	$521,662	$3,048,605	$2,094,592	$453,025	$2,547,617
Goodwill	256,998	81,264	338,262	256,998	76,323	333,321

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
Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts and raw materials. Many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further de novo resource extraction. In each case, our business has reduced the carbon and other environmental footprint of the global transportation industry. Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. Secondly, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, entered into emergency leases, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in the Houston, Texas metropolitan area in the wake of Hurricane Harvey in the summer of 2017.
We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, and vehicles sourced directly from individual owners. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and, at certain locations, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.
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
Operating Costs and Expenses: Yard operations expenses consist primarily of operating personnel (which includes yard management, clerical, and yard employees), rent, contract vehicle transportation, insurance, fuel, equipment maintenance and repair, and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, human resources, professional fees, information technology, and marketing expenses.
Other Income and Expense: Other income primarily includes foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Unaudited Consolidated Financial Statements, Note 6 – Long-Term Debt.
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
The following tables set forth operational facilities that we have opened and began operations from August 1, 2018 through January 31, 2020:

United States Locations	Date
Spartanburg, South Carolina	August 2018
Madison, Wisconsin	September 2018
Harleyville, South Carolina	January 2019
Macon, Georgia	January 2019
Mocksville, North Carolina	January 2019
Antelope, California	January 2019
Sacramento, California	March 2019
Fredericksburg, Virginia	April 2019
West Mifflin, Pennsylvania	May 2019
Hartford, Connecticut	July 2019
Buffalo, New York	July 2019

International Locations	Geographic Service Area	Date
Curitiba, Paraná	Brazil	September 2018
Mannheim, Rhineland-Palatinate	Germany	October 2018
Stuttgart, Baden-Württemberg	Germany	November 2018
Frankfurt, Hessen	Germany	November 2018
Itzehoe, Schleswig-Holstein (Hamburg)	Germany	November 2018
Furth, Bavaria (Nuremberg)	Germany	November 2018
Massen, Brandenburg (Berlin)	Germany	November 2018
Friesack, Brandenburg (Berlin)	Germany	December 2018
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
The following table sets forth operational facilities obtained through business acquisitions from August 1, 2018 through January 31, 2020:

Locations	Geographic Service Area	Date
Greenville, Kentucky	United States	March 2019
The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather, and product introductions during such periods.
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Service revenues and vehicle sales:
Service revenues	89%	86%	88%	86%
Vehicle sales	11%	14%	12%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	45%	44%	44%	45%
Cost of vehicle sales	10%	13%	10%	13%
General and administrative	9%	9%	9%	9%
Total operating expenses	64%	66%	63%	67%
Operating income	36%	34%	37%	33%
Other expense	(1)%	—%	(1)%	—%
Income before income taxes	35%	34%	36%	33%
Income taxes	6%	7%	2%	7%
Net income	29%	27%	34%	26%
Comparison of the Three and Six Months Ended January 31, 2020 and 2019
The following table presents a comparison of service revenues for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Service revenues
United States	$447,345	$362,023	$85,322	23.6%	$878,148	$705,596	$172,552	24.5%
International	62,689	54,784	7,905	14.4%	119,742	106,017	13,725	12.9%
Total service revenues	$510,034	$416,807	$93,227	22.4%	$997,890	$811,613	$186,277	23.0%
Service Revenues. The increase in service revenues during the three months ended January 31, 2020 of $93.2 million, or 22.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $85.3 million and (ii) an increase in International of $7.9 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. The growth in International of $7.9 million was driven primarily by increased volume.
The increase in service revenues during the six months ended January 31, 2020 of $186.3 million, or 23.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $172.6 million and (ii) an increase in International of $13.7 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $16.0 million was driven primarily by increased volume.

The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Vehicle sales
United States	$35,392	$28,049	$7,343	26.2%	$68,753	$55,685	$13,068	23.5%
International	29,714	40,042	(10,328)	(25.8)%	62,921	78,968	(16,047)	(20.3)%
Total vehicle sales	$65,106	$68,091	$(2,985)	(4.4)%	$131,674	$134,653	$(2,979)	(2.2)%
Vehicle Sales. The decrease in vehicle sales during the three months ended January 31, 2020 of $3.0 million, or 4.4%, as compared to the same period last year resulted from (i) a decrease in International of $10.3 million partially offset by (ii) an increase in the U.S. of $7.3 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and increased demand. The decline in International of $10.3 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts and a change in mix of vehicles sold.
The decrease in vehicle sales for the six months ended January 31, 2020 of $3.0 million, or 2.2%, as compared to the same period last year resulted from (i) a decrease in International of $16.0 million partially offset by (ii) an increase in the U.S. of $13.1 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and increased demand. Excluding a detrimental impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decline in International of $14.6 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts and a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Yard operations expenses
United States	$219,278	$181,335	$37,943	20.9%	$424,108	$358,977	$65,131	18.1%
International	38,073	34,125	3,948	11.6%	74,034	64,177	9,857	15.4%
Total yard operations expenses	$257,351	$215,460	$41,891	19.4%	$498,142	$423,154	$74,988	17.7%

Yard operations expenses, excluding depreciation and amortization
United States	$203,342	$168,645	$34,697	20.6%	$393,274	$331,324	$61,950	18.7%
International	35,778	31,976	3,802	11.9%	69,817	59,806	10,011	16.7%

Yard depreciation and amortization
United States	$15,936	$12,690	$3,246	25.6%	$30,834	$27,653	$3,181	11.5%
International	2,295	2,149	146	6.8%	4,217	4,371	(154)	(3.5)%
Yard Operations Expenses. The increase in yard operations expense for the three months ended January 31, 2020 of $41.9 million, or 19.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $37.9 million and (ii) an increase in International of $3.9 million. The increase in the cost to process each car in the same period last year in the U.S. relates primarily from growth in volume and an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car and growth in volume. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the six months ended January 31, 2020 of $75.0 million, or 17.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $65.1 million and (ii) an increase in International of $9.9 million. The increase in the cost to process each car in the same period last year in the U.S. relates primarily from growth in volume and an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car, and growth in volume partially offset by the beneficial impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Cost of vehicle sales
United States	$33,887	$26,883	$7,004	26.1%	$64,959	$52,826	$12,133	23.0%
International	24,013	34,329	(10,316)	(30.1)%	51,705	66,142	(14,437)	(21.8)%
Total cost of vehicle sales	$57,900	$61,212	$(3,312)	(5.4)%	$116,664	$118,968	$(2,304)	(1.9)%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended January 31, 2020 of $3.3 million, or 5.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $7.0 million, and partially offset by (ii) a decrease in International of $10.3 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold and increased demand. The decrease in International of $10.3 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and a change in the mix of vehicles sold.
The decrease in cost of vehicle sales for the six months ended January 31, 2020 of $2.3 million, or 1.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $12.1 million, and partially offset by (ii) a decrease in International of $14.4 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold and increased demand. Excluding the beneficial impact of $1.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decrease in International of $13.2 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and a change in the mix of vehicles sold.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
General and administrative expenses
United States	$39,487	$36,452	$3,035	8.3%	$78,699	$73,784	$4,915	6.7%
International	10,510	7,035	3,475	49.4%	20,776	14,181	6,595	46.5%
Total general and administrative expenses	$49,997	$43,487	$6,510	15.0%	$99,475	$87,965	$11,510	13.1%

General and administrative expenses, excluding depreciation and amortization
United States	$33,725	$31,265	$2,460	7.9%	$67,268	$64,168	$3,100	4.8%
International	10,221	6,662	3,559	53.4%	19,962	13,553	6,409	47.3%

General and administrative depreciation and amortization
United States	$5,762	$5,187	$575	11.1%	$11,431	$9,616	$1,815	18.9%
International	289	373	(84)	(22.5)%	814	628	186	29.6%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2020 of $6.5 million, or 15.0%, as compared to the same period last year resulted from (i) an increase in International of $3.5 million and (ii) an increase in the U.S. of $3.0 million. Excluding depreciation and amortization, the increase in International of $3.6 million resulted primarily from the expansion of our European businesses and the increase in the U.S. of $2.5 million resulted primarily from supporting our continued growth initiatives, as well as an increase in payroll taxes from the exercise of employee stock options, partially offset by higher capitalizable software development, decreases in stock compensation, and decreases in legal costs. The increase in depreciation and amortization expenses for the six months ended January 31, 2020 as compared to the same period last year resulted primarily from depreciating certain corporate and technology assets in the U.S.
The increase in general and administrative expenses for the six months ended January 31, 2020 of $11.5 million, or 13.1%, as compared to the same period last year resulted from (i) an increase in International of $6.6 million and (ii) an increase in the U.S. of $4.9 million. Excluding depreciation and amortization, the increase in International of $6.4 million resulted primarily from the expansion of our European businesses and the increase in the U.S. of $3.1 million resulted primarily from supporting our continued growth initiatives, as well as an increase in payroll taxes from the exercise of employee stock options, partially offset by higher capitalizable software development, decreases in stock compensation, and decreases in legal costs. The increase in depreciation and amortization expenses for the six months ended January 31, 2020 as compared to the same period last year resulted primarily from depreciating certain corporate and technology assets in the U.S.
The following table summarizes total other expense and income taxes for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change	2019	2018	Change	% Change
Total other (expense) income	$(4,818)	$227	$(5,045)	2,222.5%	$(8,127)	$(2,427)	$(5,700)	234.9%
Income taxes	36,367	33,593	2,774	8.3%	20,269	68,296	(48,027)	(70.3)%
Other (Expense) Income. The increase in total other (expense) income for the three months ended January 31, 2020 of $5.0 million as compared to the same period last year was primarily due to losses of unconsolidated affiliates and lower gains on the disposal of certain non-operating assets in the current year.
The increase in total other (expense) income for the six months ended January 31, 2020 of $5.7 million as compared to the same period last year was primarily due to losses of unconsolidated affiliates and lower gains on the disposal of certain non-operating assets in the current year.
Income Taxes. Our effective income tax rates were 17.7% and 20.4% for the three months ended January 31, 2020 and 2019, respectively, and 5.0%, and 21.8% for the six months ended January 31, 2020 and 2019, respectively. The effective tax rates in the current and prior year were impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $14.8 million and $4.8 million for the three months ended January 31, 2020 and 2019, respectively, and $77.2 million and $5.0 million for the six months ended January 31, 2020 and 2019, respectively. See Note 11 – Income Taxes.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2020 and July 31, 2019 and for the six months ended January 31, 2020 and 2019, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2020	July 31, 2019	Change	% Change
Cash and cash equivalents	$93,511	$186,319	$(92,808)	(49.8)%
Working capital	389,126	405,163	(16,037)	(4.0)%

	Six Months Ended January 31,
(In thousands)	2020	2019	Change	% Change
Operating cash flows	$356,920	$215,204	$141,716	65.9%
Investing cash flows	(398,713)	(119,239)	(279,474)	(234.4)%
Financing cash flows	(51,273)	(263,003)	211,730	80.5%

Capital expenditures	$(400,352)	$(136,727)	$(263,625)	(192.8)%
Net proceeds on revolving loan facility	13,600	93,300	(79,700)	(85.4)%
Cash and cash equivalents and working capital decreased at January 31, 2020 as compared to July 31, 2019. Cash and cash equivalents decreased primarily due to payments for employee stock-based tax withholdings and capital expenditures not fully offset by cash generated from operations. Working capital decreased primarily from capital expenditures and timing of cash receipts partially offset by our operating lease liabilities, certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 6 – Long-Term Debt and Note 10 – Stock Repurchases and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.
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
As of January 31, 2020, $72.5 million of the $93.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the six months ended January 31, 2020 as compared to the same period in 2019 due to improved cash operating results from an increase in service revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase of income taxes receivable of $64.0 million primarily related to excess tax benefits from stock option exercises partially offset by an increase in funds used to pay accounts payable of $17.5 million and funds used for increased inventory of $14.4 million.

Net cash used in investing activities increased for the six months ended January 31, 2020 as compared to the same period in 2019 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities decreased for the six months ended January 31, 2020 as compared to the same period in 2019 due primarily to lower repurchases of our common stock as part of our stock repurchase program as discussed in further detail under the subheading “Stock Repurchases” and an increase in proceeds from the exercise of stock options partially offset by payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases" and lower proceeds on our revolving loan facility.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of January 31, 2020 on our Revolving Loan Facility was the Prime Rate of 4.75% plus an applicable margin of 0.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value at January 31, 2020, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had $13.6 million of outstanding borrowings under the Revolving Loan Facility as of January 31, 2020 and no outstanding borrowings under the Revolving Loan Facility as of July 31, 2019.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2020, the consolidated total net leverage ratio was 0.38:1. Minimum liquidity as of January 31, 2020 was $895.3 million. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2020.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of January 31, 2020, the consolidated total net leverage ratio was 0.38:1. Minimum liquidity as of January 31, 2020 was $895.3 million. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2020.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2020. During fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of January 31, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company’s Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million for the six months ended January 31, 2020 to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employee	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348

(1)	Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.
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
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 12 – Recent Accounting Pronouncements.

Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.
Off-Balance Sheet Arrangements
As of January 31, 2020, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.
Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission.
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
No single customer accounted for more than 10% of our consolidated revenues during the six months ended January 31, 2020. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
In addition, we anticipate our international operations will continue to subject us to a variety of risks associated with operating on an international basis, including:

•	the difficulty of managing and staffing foreign offices;

•	the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	the need to localize our product offerings, particularly the need to implement our online auction platform in foreign countries;

•	the need to comply with complex foreign and U.S. laws and regulations that apply to our international operations;

•	tariffs, trade barriers, trade disputes and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates;

•
adapting to different business cultures, languages, and market structures, particularly where we seek to implement our auction model in markets where insurers have historically not played a substantial role in the disposition of salvage vehicles;

•    repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates;
•    military actions;
•    public health issues;
•    environmental issues;
•    natural and man-made disasters; and
•    political issues.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and have an adverse effect on our operating results.
On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020 and entered into a transition period that is scheduled to expire on December 31, 2020 during which the U.K.’s trading relationship with the European Union is expected to remain largely the same while the two parties negotiate a trade agreement as well as other aspects of the U.K.’s relationship with the European Union. The ultimate effects of Brexit on us are difficult to predict, but adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, that the U.K. and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.
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
Although we have implemented policies, procedures, and training designed to ensure compliance with anti-bribery laws, trade controls and economic sanctions, and similar regulations, our employees or agents may take actions in violation of our policies. We may incur costs or other penalties in the event that any such violations occur, which could have an adverse effect on our business and reputation.
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
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
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
We have developed a proprietary enterprise operating system to address our international expansion needs. The ongoing design, development, and implementation of our enterprise operating systems carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies, which may make our website and services unavailable. This type of interruption could prevent us from processing vehicles for our sellers and may prevent us from selling vehicles through our internet bidding platform, VB3, which would adversely affect our consolidated results of operations and financial position. In addition, the transition to our internally developed proprietary system will continue to require us to commit substantial financial, operational and technical resources before the volume of business increases, without assurance that the volume of business will increase. We began using our internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017.
We may also implement additional or enhanced information systems in the future to accommodate our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our system enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

Our success depends on maintaining the integrity of our systems and infrastructure. As our operations continue to grow in both size and scope, domestically and internationally, we must continue to provide reliable, real-time access to our systems by our customers through improving and upgrading our systems and infrastructure for enhanced products, services, features and functionality. Any failure to maintain the integrity of our systems and infrastructure may result in loss of customers due to among other things, slow delivery times, unreliable service levels, or insufficient capacity, which could have a material adverse effect on our business, consolidated financial position, and results of operations.
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
Disruptions to our information technology systems, including failure to prevent outages, maintain security, and prevent unauthorized access to our information technology systems and other confidential information, could disrupt our business and materially and adversely affect our reputation, consolidated results of operations, and financial condition.
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
Our operations rely on the secure processing, transmission, and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers increasingly use personal smartphones, tablet PCs, and other mobile devices that may be beyond our control.
Information technology system disruptions, cyber-attacks, or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us. If such attacks are not detected immediately, their effect could be compounded. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.
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
We are constantly evaluating and implementing new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have further enhanced our security protocols based on the investigation we conducted in response to the security incident. Nevertheless, we cannot provide assurances that our efforts to address prior data security incidents and mitigate against the risk of future data security incidents or system failures will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised again in the future, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated financial position and results of operations.

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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Recent regulatory changes in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”) and the Brazilian General Data Protection Law (“LGPD”), were also recently enacted and these laws create new data privacy rights for individuals, both of which become effective in 2020. Complying with the GDPR, the CCPA, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2020, we opened two new operational facilities in Germany. In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
•    the timing and size of our new facility openings;
•    the announcement of new vehicle supply agreements by us or our competitors;
•    the severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations, and infrastructure;
•    the availability and cost of general business insurance;
•    labor costs and collective bargaining;
•    changes in the current levels of out of state and foreign demand for salvage vehicles;
•    the introduction of a similar internet product by a competitor;
•    the ability to obtain or maintain necessary permits to operate;
•    military actions;
•    natural and man-made disasters;
•    public health issues; and
•    political issues.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 13.8% of our common stock as of January 31, 2020. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Developing our websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, transaction-processing systems, and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products, and enhancements, our customers and suppliers may forego the use of our services and use those of our competitors.
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, only a portion of which are referred to as inventory, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2006, fiscal 2013 and fiscal 2018, we recognized substantial additional costs associated with Hurricanes Katrina, Rita, Sandy, and Harvey. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included premiums for subhaulers, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.
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
We may also encounter significant competition for local, regional, and national supply agreements with vehicle sellers. There can be no assurance that the existence of other local, regional, or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of vehicle storage facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our consolidated results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers and software companies. While most vehicle sellers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, consolidated results of operations and financial position. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

Regulations of the vehicle sales industry may impair our operations, increase our costs of doing business, and create potential liability.
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
Our operations are subject to federal, state, national, international, provincial and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities and during that time, spills of fuel, motor oil, and other fluids may occur, resulting in soil, surface water or groundwater contamination. In addition, certain of our facilities generate and/or store petroleum products and other hazardous materials, including waste solvents and used oil. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such actions as may be necessary under laws in the United States to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Adverse U.S. and international economic conditions may negatively affect our business, operating results, and financial condition.
The capital and credit markets have historically experienced extreme volatility and disruption, which has in the past and may in the future lead to economic downturns in the U.S. and abroad. As a result of any economic downturn, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Increases in unemployment, as a result of any economic downturn, may lead to an increase in the number of uninsured motorists. Uninsured motorists are responsible for disposition of their vehicle if involved in an accident. Disposition generally is either the repair or disposal of the vehicle. In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than us. Adverse credit markets may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition, if the banking system or the financial markets deteriorate or are volatile, our credit facility or our ability to obtain additional debt or equity financing may be affected. These adverse economic conditions and events may have a negative effect on our business, consolidated results of operations, and financial position.
If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of January 31, 2020, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $338.3 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2019, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of January 31, 2020, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.
Changes in federal, state and local, or foreign tax laws, changing interpretations of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition and results of operations.
We are subject to taxation at the federal, state, provincial, and local levels in the United States, the United Kingdom, and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. As previously disclosed, we have been subject to challenge by the Georgia Department of Revenue with respect to sales taxes and could face similar audits or challenges from applicable federal, state, or foreign tax authorities in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.
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
On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020 and entered into a transition period that is scheduled to expire on December 31, 2020 during which the U.K.’s trading relationship with the European Union is expected to remain largely the same while the two parties negotiate a trade agreement as well as other aspects of the U.K.’s relationship with the European Union. The ultimate effects of Brexit on us are difficult to predict, but adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, that the U.K. and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.

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
Date: February 27, 2020