Form 10-Q
period 2020-04-30
COPART INC
filed 2020-05-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 26, 2020, 234,777,526 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2020

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$306,387	$186,319
Accounts receivable, net	346,244	367,265
Vehicle pooling costs	75,357	76,548
Inventories	19,809	20,941
Income taxes receivable	31,578	19,526
Prepaid expenses and other assets	14,777	16,568
Total current assets	794,152	687,167
Property and equipment, net	1,838,297	1,427,726
Operating lease right-of-use assets	106,634	—
Intangibles, net	48,671	55,156
Goodwill	338,039	333,321
Deferred income taxes	310	411
Other assets	35,480	43,836
Total assets	$3,161,583	$2,547,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$250,841	$270,918
Deferred revenue	7,884	6,466
Income taxes payable	905	3,482
Current portion of operating lease liabilities	23,395	—
Current portion of finance lease liabilities	3,543	1,138
Total current liabilities	286,568	282,004
Deferred income taxes	57,724	48,683
Income taxes payable	46,795	35,116
Operating lease liabilities, net of current portion	85,698	—
Long-term debt and finance lease liabilities, net of discount	403,653	400,091
Other liabilities	134	3,342
Total liabilities	880,572	769,236
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 234,701,014 and 229,790,268 shares issued and outstanding, respectively.	23	23
Additional paid-in capital	646,331	572,559
Accumulated other comprehensive loss	(138,923)	(132,529)
Retained earnings	1,773,580	1,338,328
Total stockholders’ equity	2,281,011	1,778,381
Total liabilities and stockholders’ equity	$3,161,583	$2,547,617
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Service revenues and vehicle sales:
Service revenues	$491,582	$473,682	$1,489,472	$1,285,295
Vehicle sales	58,778	79,434	190,452	214,087
Total service revenues and vehicle sales	550,360	553,116	1,679,924	1,499,382
Operating expenses:
Yard operations	253,760	230,553	751,902	653,707
Cost of vehicle sales	53,987	70,984	170,651	189,952
General and administrative	47,512	44,085	146,987	132,050
Total operating expenses	355,259	345,622	1,069,540	975,709
Operating income	195,101	207,494	610,384	523,673

Other expense:
Interest expense	(5,803)	(5,324)	(15,328)	(15,208)
Interest income	225	240	1,260	1,878
Other income, net	2,277	1,719	2,640	7,538
Total other expense	(3,301)	(3,365)	(11,428)	(5,792)
Income before income taxes	191,800	204,129	598,956	517,881
Income tax expense	44,313	11,388	64,582	79,684
Net income	$147,487	$192,741	$534,374	$438,197

Basic net income per common share	$0.63	$0.85	$2.30	$1.90
Weighted average common shares outstanding	234,133	227,984	232,647	230,922

Diluted net income per common share	$0.62	$0.81	$2.24	$1.82
Diluted weighted average common shares outstanding	238,591	237,892	238,564	241,158
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2020	2019	2020	2019
Comprehensive income, net of tax:
Net income	$147,487	$192,741	$534,374	$438,197
Other comprehensive income:
Foreign currency translation adjustments	(19,053)	(5,968)	(6,394)	(5,263)
Comprehensive income	$128,434	$186,773	$527,980	$432,934
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$1,778,381
Net income	—	—	—	—	218,180	218,180
Currency translation adjustment	—	—	—	13,239	—	13,239
Exercise of stock options, net of repurchased shares	2,643,310	—	9,551	—	(98,285)	(88,734)
Stock-based compensation	—	—	5,533	—	—	5,533
Balances at October 31, 2019	232,433,578	23	587,643	(119,290)	1,458,223	1,926,599
Net income	—	—	—	—	168,707	168,707
Currency translation adjustment	—	—	—	(580)	—	(580)
Exercise of stock options, net of repurchased shares	1,141,040	—	19,975	—	(68)	19,907
Stock-based compensation	—	—	6,141	—	—	6,141
Shares issued for Employee Stock Purchase Plan	62,067	—	3,955	—	—	3,955
Balances at January 31, 2020	233,636,685	23	617,714	(119,870)	1,626,862	2,124,729
Net income	—	—	—	—	147,487	147,487
Currency translation adjustment	—	—	—	(19,053)	—	(19,053)
Exercise of stock options, net of repurchased shares	1,064,329	—	23,062	—	(769)	22,293
Stock-based compensation	—	—	5,555	—	—	5,555
Balances at April 30, 2020	234,701,014	$23	$646,331	$(138,923)	$1,773,580	$2,281,011
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$1,581,099
Net income	—	—	—	—	114,083	114,083
Currency translation adjustment	—	—	—	(7,718)	—	(7,718)
Cumulative effect of change in accounting standard	—	—	—	—	(22,954)	(22,954)
Exercise of stock options, net of repurchased shares	109,321	—	1,229	—	(2)	1,227
Stock-based compensation	—	—	6,021	—	—	6,021
Balances at October 31, 2018	234,008,162	23	534,108	(115,646)	1,253,273	1,671,758
Net income	—	—	—	—	131,373	131,373
Currency translation adjustment	—	—	—	8,423	—	8,423
Exercise of stock options, net of repurchased shares	241,896	—	3,991	—	(25)	3,966
Stock-based compensation	—	—	5,929	—	—	5,929
Shares issued for Employee Stock Purchase Plan	86,208	—	3,501	—	—	3,501
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	(364,997)
Balances at January 31, 2019	226,700,670	23	530,102	(107,223)	1,037,051	1,459,953
Net income	—	—	—	—	192,741	192,741
Currency translation adjustment	—	—	—	(5,968)	—	(5,968)
Exercise of stock options, net of repurchased shares	2,112,977	—	10,143	—	(43,667)	(33,524)
Stock-based compensation	—	—	5,650	—	—	5,650
Balances at April 30, 2019	228,813,647	$23	$545,895	$(113,191)	$1,186,125	$1,618,852
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$534,374	$438,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	76,756	63,709
Allowance for doubtful accounts	1,332	341
Equity in losses (earnings) of unconsolidated affiliates	1,918	(1,852)
Stock-based compensation	17,229	17,600
Gain on sale of property and equipment	(1,745)	(3,753)
Deferred income taxes	9,265	14,583
Changes in operating assets and liabilities:
Accounts receivable	19,102	(69,920)
Vehicle pooling costs	661	(15,026)
Inventories	1,209	(5,721)
Prepaid expenses and other current and non-current assets	6,268	(8,605)
Operating lease right-of-use assets and lease liabilities	(221)	—
Accounts payable and accrued liabilities	(15,636)	17,747
Deferred revenue	1,365	3,512
Income taxes receivable	(12,076)	(3,578)
Income taxes payable	9,168	7,304
Other liabilities	1,999	(1,042)
Net cash provided by operating activities	650,968	453,496
Cash flows from investing activities:
Purchases of property and equipment	(487,730)	(259,336)
Proceeds from sale of property and equipment	2,153	17,928
Purchase of assets in connection with acquisitions	(3,268)	(745)
Net cash used in investing activities	(488,845)	(242,153)
Cash flows from financing activities:
Proceeds from the exercise of stock options	55,656	17,261
Proceeds from the issuance of Employee Stock Purchase Plan shares	3,955	3,501
Repurchases of common stock	—	(364,997)
Payments for employee stock-based tax withholdings	(102,191)	(45,594)
Net proceeds on revolving loan facility	—	7,000
Net cash used in financing activities	(42,580)	(382,829)
Effect of foreign currency translation	525	(208)
Net increase (decrease) in cash and cash equivalents	120,068	(171,694)
Cash and cash equivalents at beginning of period	186,319	274,520
Cash and cash equivalents at end of period	$306,387	$102,826
Supplemental disclosure of cash flow information:
Interest paid	$14,514	$14,700
Income taxes paid, net of refunds	$59,302	$60,926
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2020
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of April 30, 2020 and July 31, 2019, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and nine months ended April 30, 2020 and 2019, and its cash flows for the nine months ended April 30, 2020 and 2019. Interim results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2020. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Certain prior year amounts have been reclassified to conform to current year presentation.
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
There were no contract liabilities on the consolidated balance sheets at April 30, 2020 and July 31, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2020	2019	2020	2019
Service revenues
United States	$431,875	$416,874	$1,310,023	$1,122,470
International	59,707	56,808	179,449	162,825
Total service revenues	$491,582	$473,682	$1,489,472	$1,285,295
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2020	2019	2020	2019
Vehicle sales
United States	$35,323	$31,325	$104,076	$87,010
International	23,455	48,109	86,376	127,077
Total vehicle sales	$58,778	$79,434	$190,452	$214,087
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
The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2019	$10,574
Capitalized contract assets during the period	2,875
Costs amortized during the period	(2,557)
Effect of foreign currency exchange rates	(156)
Balance as of April 30, 2020	$10,736

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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(24,601)
Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Loss on foreign currency translation	(6,394)
Cumulative loss on foreign currency translation as of April 30, 2020	$(138,923)
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. GAAP. In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update (“ASU”) 2011-04, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities, and Revolving Loan Facility approximated their fair values as of April 30, 2020 and July 31, 2019, due to the short-term nature of those instruments, and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measures.

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
Total gross capitalized software as of April 30, 2020 and July 31, 2019 was $49.0 million and $39.4 million, respectively. Accumulated amortization expense related to software as of April 30, 2020 and July 31, 2019 totaled $30.7 million and $23.6 million, respectively.
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

NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2020	July 31, 2019
Advance charges receivable	$270,289	$280,835
Trade accounts receivable	79,078	89,274
Other receivables	2,898	2,098
	352,265	372,207
Less: Allowance for doubtful accounts	(6,021)	(4,942)
Accounts receivable, net	$346,244	$367,265
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	April 30, 2020	July 31, 2019
Land	$1,149,026	$939,817
Buildings and improvements	902,420	686,615
Transportation and other equipment	268,780	236,282
Office furniture and equipment	68,074	63,200
Software	49,032	39,434
	2,437,332	1,965,348
Less: Accumulated depreciation and amortization	(599,035)	(537,622)
Property and equipment, net	$1,838,297	$1,427,726
Depreciation expense on property and equipment was $24.5 million and $18.6 million for the three months ended April 30, 2020 and 2019, respectively, and $67.0 million and $55.3 million for the nine months ended April 30, 2020 and 2019, respectively.
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
Leases - Lessee
The Company leases certain facilities and certain equipment under non-cancelable finance and operating leases, which are recorded as right-of-use assets and lease liabilities. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the right-of-use asset and the lease liabilities. The effects of these escalation clauses or concessions have been reflected in lease expense on a straight-line basis over the expected lease term and any variable lease payments subsequent to establishing the lease liability are expensed as incurred. The lease term commences on the date when the Company has the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. Certain of the Company’s leases have renewal periods up to 40 years, exercisable at the Company’s option, and generally require the Company to pay property taxes, insurance, and maintenance costs, in addition to the lease payments. At lease inception, the Company includes all renewals or option periods that are reasonably certain to exercise when determining the expected lease term, as failure to renew the lease would impose an economic penalty.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the expected lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the information available at lease commencement date, as rates are not implicitly stated in the Company’s leases.
Components of lease expense were as follows (In thousands):

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
Operating lease expense	$8,755	$24,437
Finance lease expense:
Amortization of right-of-use assets	341	653
Interest on finance lease liabilities	37	51
Short-term lease expense	3,784	7,076
Variable lease expense	382	1,201
Total lease expense	$13,299	$33,418
The components of right-of-use assets and lease liabilities on the consolidated balance sheet were as follows:

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	April 30, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$106,634
Finance lease right-of-use assets	Property and equipment, net	8,128
Total lease assets, net		$114,762

Operating lease liabilities - current	Current portion of operating lease liabilities	$23,395
Finance lease liabilities - current	Current portion of finance lease liabilities	3,543
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	85,698
Finance lease liabilities - non-current	Long-term debt and finance lease liabilities, net of discount	4,496
Total lease liabilities		$117,132
The weighted-average remaining lease terms and discount rates as of April 30, 2020 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	9.04	3.04%
Finance leases	5.15	3.57%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s corporate credit rating for a secured or collateralized instrument.
Supplemental cash flow information related to leases as of April 30, 2020 were as follows (In thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$22,035
Operating cash flows related to finance leases	46
Financing cash flows related to finance leases	748
Right-of-use assets obtained in exchange for new operating lease liabilities	25,301
Right-of-use assets obtained in exchange for new finance lease liabilities	7,053

The annual maturities of the Company’s lease liabilities as of April 30, 2020 were as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2020 (remaining three months)	$581	$6,992
2021	3,474	24,650
2022	1,036	19,976
2023	544	16,950
2024	558	12,608
Thereafter	2,738	46,668
Total future lease commitments	$8,931	$127,844
Less: imputed interest	(892)	(18,751)
Present value of lease liabilities	$8,039	$109,093
Leases - Lessor
The Company’s lessor arrangements include certain facilities and various land locations, of which each qualifies as an operating lease. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the straight-line rental income. The effects of these escalation clauses or concessions have been reflected in lease payments receivable on a straight-line basis over the expected lease term and any variable lease income subsequent to establishing the receivable will be recognized as earned.
Future lease payments receivable under operating leases with terms greater than one year as of April 30, 2020 were as follows:

Fiscal year (In thousands)	Operating leases
2020 (remaining three months)	$1,808
2021	7,028
2022	5,691
2023	4,842
2024	4,904
Thereafter	21,888
Total future lease payments receivable	$46,161
The cost of the leased space was $69.6 million as of April 30, 2020. The accumulated depreciation associated with the leased assets was $0.5 million as of April 30, 2020. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2020	July 31, 2019
Amortized intangibles:
Supply contracts and customer relationships	$49,455	$49,109
Trade names	23,477	23,501
Licenses and databases	7,817	7,688
Accumulated amortization	(32,078)	(25,142)
Net intangibles	$48,671	$55,156
Aggregate amortization expense on amortizable intangible assets was $2.2 million and $2.5 million for the three months ended April 30, 2020 and 2019, respectively, and $7.0 million and $8.0 million for the nine months ended April 30, 2020 and 2019, respectively.
The change in the carrying amount of goodwill was as follows (In thousands):

Balance as of July 31, 2019	$333,321
Acquisitions during the period	3,672
Effect of foreign currency exchange rates	1,046
Balance as of April 30, 2020	$338,039

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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of April 30, 2020 on the Company’s Revolving Loan Facility was the LIBOR Rate of 0.33% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at April 30, 2020, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2020 and July 31, 2019.

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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2020, the consolidated total net leverage ratio was 0.15:1. Minimum liquidity as of April 30, 2020 was $1.1 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2020.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of April 30, 2020, the consolidated total net leverage ratio was 0.15:1. Minimum liquidity as of April 30, 2020 was $1.1 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2020.
NOTE 7 – Fair Value Measures
The following table summarizes the carrying values and fair values of financial instruments that were not carried at fair value in the consolidated balance sheets:

	April 30, 2020		July 31, 2019
(In thousands)	Fair Value Total	Significant Observable Inputs (Level II)	Fair Value Total	Significant Observable Inputs (Level II)
Assets
Cash equivalents	$8,933	$8,933	$12,389	$12,389
Total Assets	$8,933	$8,933	$12,389	$12,389
Liabilities
Long-term fixed rate debt, including current portion	$447,908	$447,908	$411,510	$411,510
Total Liabilities	$447,908	$447,908	$411,510	$411,510
During the nine months ended April 30, 2020, no transfers were made between any levels within the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2020	2019	2020	2019
Weighted average common shares outstanding	234,133	227,984	232,647	230,922
Effect of dilutive securities	4,458	9,908	5,917	10,236
Weighted average common and dilutive potential common shares outstanding	238,591	237,892	238,564	241,158
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 200,167 and 1,785,000 options to purchase the Company’s common stock for the three months ended April 30, 2020 and 2019, respectively, and 400,167 and 2,245,000 options to purchase the Company’s common stock for the nine months ended April 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.
NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2020:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2019	14,552	$26.29	6.04	$745,592
Grants of options	150	88.58
Exercises	(6,898)	18.40
Forfeitures or expirations	(192)	29.77
Outstanding as of April 30, 2020	7,612	$34.59	6.51	$347,769
Exercisable as of April 30, 2020	4,946	$27.20	5.72	$262,110
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 7,461,573 at April 30, 2020.

The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s restricted stock for the nine months ended April 30, 2020:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2019	134	$56.62
Grants of restricted stock	69	82.33
Vested restricted stock	(34)	57.64
Forfeited restricted stock	(20)	59.01
Outstanding as of April 30, 2020	149	$67.87
The table below sets forth the stock-based compensation recognized by the Company for stock options and restricted stock awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2020	2019	2020	2019
General and administrative	$4,113	$4,299	$13,258	$13,979
Yard operations	1,442	1,351	3,971	3,621
Total stock-based compensation	$5,555	$5,650	$17,229	$17,600
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2020. During fiscal 2019, the Company repurchased 7,635,596 shares of its common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of April 30, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2019, the Company’s former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million and $45.6 million for the nine months ended April 30, 2020 and 2019, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2019—Q3	3,000,000	$17.81	945,162	806,039	1,248,799	$56.53	$45,565
FY 2020—Q1	4,000,000	17.81	865,719	1,231,595	1,902,686	82.29	101,348
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

The Company’s effective income tax rates were 23.1% and 5.6% for the three months ended April 30, 2020 and 2019, respectively, and 10.8% and 15.4% for the nine months ended April 30, 2020 and 2019, respectively. The effective tax rates in the current and prior year were impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $8.8 million and $29.1 million for the three months ended April 30, 2020 and 2019, respectively, and $86.0 million and $34.1 million for the nine months ended April 30, 2020 and 2019, respectively.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Most of the Company’s operating lease commitments are subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company implemented the policy elections and practical expedients as part of adopting ASU 2016-02 including: (i) excluding from the balance sheet leases with terms that are less than one year; (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease; (iii) the package of practical expedients, which allowed the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy U.S. GAAP; and (iv) the policy election that eliminated the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. The adoption of ASU 2016-02 resulted in the recording of a right-of-use asset and a lease liability in the first quarter of fiscal 2020, as a result of the application of the standard and did not have a material impact to the Company’s consolidated results of operations. See Note 4 – Leases for additional disclosures as a result of the adoption of the standard.

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
The Company provides for costs relating to matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. The Company believes that any ultimate liability would not have a material effect on its consolidated results of operations, financial position, or cash flows. However, the amount of the liabilities associated with claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles.

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
The following table presents financial information by segment:

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$431,875	$59,707	$491,582	$416,874	$56,808	$473,682
Vehicle sales	35,323	23,455	58,778	31,325	48,109	79,434
Total service revenues and vehicle sales	467,198	83,162	550,360	448,199	104,917	553,116
Yard operations	216,879	36,881	253,760	194,228	36,325	230,553
Cost of vehicle sales	34,032	19,955	53,987	29,032	41,952	70,984
General and administrative	35,600	11,912	47,512	36,681	7,404	44,085
Operating income	$180,687	$14,414	$195,101	$188,258	$19,236	$207,494

Depreciation and amortization	$23,703	$3,012	$26,715	$18,636	$2,476	$21,112
Capital expenditures, including acquisitions	86,423	4,223	90,646	107,569	15,785	123,354

	Nine Months Ended April 30, 2020			Nine Months Ended April 30, 2019
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,310,023	$179,449	$1,489,472	$1,122,470	$162,825	$1,285,295
Vehicle sales	104,076	86,376	190,452	87,010	127,077	214,087
Total service revenues and vehicle sales	1,414,099	265,825	1,679,924	1,209,480	289,902	1,499,382
Yard operations	640,987	110,915	751,902	553,205	100,502	653,707
Cost of vehicle sales	98,991	71,660	170,651	81,858	108,094	189,952
General and administrative	114,299	32,688	146,987	110,465	21,585	132,050
Operating income	$559,822	$50,562	$610,384	$463,952	$59,721	$523,673

Depreciation and amortization	$65,968	$8,043	$74,011	$55,905	$7,475	$63,380
Capital expenditures, including acquisitions	460,846	30,152	490,998	209,723	50,358	260,081

	April 30, 2020			July 31, 2019
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$2,666,911	$494,672	$3,161,583	$2,094,592	$453,025	$2,547,617
Goodwill	260,670	77,369	338,039	256,998	76,323	333,321

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part II, Item 1A. under the caption entitled “Risk Factors” in this Form 10-Q and those discussed elsewhere in this Form 10-Q. Unless the context otherwise requires, references in this Form 10-Q to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the SEC). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.
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
Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) domestic and market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the decline in used car values relative to repair costs, which we believe are generally trending upward. Conversely, increases in used car prices, such as occurred during the most recent recession, may decrease total loss frequency and adversely affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.8 years in 2019. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.
Beginning in March 2020, our business and operations began to experience the impact of the worldwide COVID-19 pandemic, first within our European operations and as the month progressed throughout the balance of our global operations. In materially all of our jurisdictions, we have been deemed by local authorities an essential business because our operations ensure the removal of vehicles from repair shops, impound yards, and streets and highways, enabling the critical function of our world’s road infrastructure. As a result, we have continued to operate our facilities as well as our online-only auctions, while following appropriate health and safety protocols to ensure safe working conditions for our employees as well as for our sellers, buyers, and other business partners with whom we come in contact.
From a financial perspective, our operating results were adversely affected by lower processed vehicle volume during the quarter ended April 30, 2020. We received and sold fewer vehicles in the quarter than we otherwise would have due to the effect of the pandemic, and at times during the crisis experienced lower selling prices for vehicles at our auctions, therefore lowering revenues within the quarter. We attribute these volume declines principally to fewer accidents occurring as a result of fewer miles being driven in response to state and national shelter-in-place orders, and price effects principally due to a substantially strengthened U.S. dollar, global demand for vehicles given economic uncertainty, and potential logistics challenges in exporting vehicles. We minimized, but did not make material modifications to, our operating expenses to be able to continue providing employment for our employees, service to our sellers, and process incoming vehicles for sale in future quarters. We expect the pandemic to have an adverse effect on our quarterly revenues in future quarters, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. The longer-term impact on our business will depend on any additional outbreaks of the pandemic, governmental responses to those outbreaks, disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic, deteriorating economic conditions generally, and the potential availability, among other things, of vaccines or treatments, none of which we can predict. For a further discussion of risks to our business and operating results arising from the pandemic, please see the section of this Quarterly Report on Form 10-Q captioned “Risk Factors.”

On March 20, 2020, we filed a Current Report on Form 8-K to announce our draw down of funds under our available credit facilities in order to ensure financial flexibility given current uncertainties; we subsequently repaid all outstanding borrowings under these facilities. As of April 30, 2020, we had cash and cash equivalents of $306.4 million, an increase of $212.9 million over January 31, 2020, and had $1.1 billion of liquidity. These incremental available cash equivalents may be used for investments in land, technology, acquisitions, working capital, share repurchases, or general corporate purposes as permitted by the applicable credit agreements.
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
Potential internal sources of additional working capital and liquidity are the sale of assets or the issuance of shares through option exercises and shares issued under our Employee Stock Purchase Plan. A potential external source of additional working capital and liquidity is the issuance of additional debt with new lenders and equity. However, we cannot predict if these sources will be available in the future or on commercially acceptable terms.

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
The following tables set forth operational facilities that we have opened and began operations from August 1, 2018 through April 30, 2020:

United States Locations	Date
Spartanburg, South Carolina	August 2018
Madison, Wisconsin	September 2018
Harleyville, South Carolina	January 2019
Macon, Georgia	January 2019
Mocksville, North Carolina	January 2019
Antelope, California	January 2019
Sacramento, California	March 2019
Fredericksburg, Virginia	April 2019
West Mifflin, Pennsylvania	May 2019
Hartford, Connecticut	July 2019
Buffalo, New York	July 2019
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020

International Locations	Geographic Service Area	Date
Curitiba, Paraná	Brazil	September 2018
Mannheim, Rhineland-Palatinate	Germany	October 2018
Stuttgart, Baden-Württemberg	Germany	November 2018
Frankfurt, Hessen	Germany	November 2018
Itzehoe, Schleswig-Holstein (Hamburg)	Germany	November 2018
Furth, Bavaria (Nuremberg)	Germany	November 2018
Massen, Brandenburg (Berlin)	Germany	November 2018
Friesack, Brandenburg (Berlin)	Germany	December 2018
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
The following table sets forth operational facilities obtained through business acquisitions from August 1, 2018 through April 30, 2020:

Locations	Geographic Service Area	Date
Greenville, Kentucky	United States	March 2019
The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather, and product introductions during such periods.
In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets, including foreign markets; (ii) pursuing national and regional vehicle seller agreements; (iii) increasing our service offerings; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Service revenues and vehicle sales:
Service revenues	89%	86%	89%	86%
Vehicle sales	11%	14%	11%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	46%	41%	45%	43%
Cost of vehicle sales	10%	13%	10%	13%
General and administrative	8%	8%	9%	9%
Total operating expenses	64%	62%	64%	65%
Operating income	36%	38%	36%	35%
Other expense	(1)%	(1)%	(1)%	—%
Income before income taxes	35%	37%	35%	35%
Income taxes	8%	2%	4%	5%
Net income	27%	35%	31%	30%
Comparison of the Three and Nine Months Ended April 30, 2020 and 2019
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Service revenues
United States	$431,875	$416,874	$15,001	3.6%	$1,310,023	$1,122,470	$187,553	16.7%
International	59,707	56,808	2,899	5.1%	179,449	162,825	16,624	10.2%
Total service revenues	$491,582	$473,682	$17,900	3.8%	$1,489,472	$1,285,295	$204,177	15.9%
Service Revenues. The increase in service revenues during the three months ended April 30, 2020 of $17.9 million, or 3.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $15.0 million and (ii) an increase in International of $2.9 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $2.8 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $5.7 million was driven primarily by an increase in revenue per car.
The increase in service revenues during the nine months ended April 30, 2020 of $204.2 million, or 15.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $187.6 million and (ii) an increase in International of $16.6 million. The growth in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies, and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $5.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $21.7 million was driven primarily by increased volume and increased revenue per car.

The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Vehicle sales
United States	$35,323	$31,325	$3,998	12.8%	$104,076	$87,010	$17,066	19.6%
International	23,455	48,109	(24,654)	(51.2)%	86,376	127,077	(40,701)	(32.0)%
Total vehicle sales	$58,778	$79,434	$(20,656)	(26.0)%	$190,452	$214,087	$(23,635)	(11.0)%
Vehicle Sales. The decrease in vehicle sales during the three months ended April 30, 2020 of $20.7 million, or 26.0%, as compared to the same period last year resulted from (i) a decrease in International of $24.7 million partially offset by (ii) an increase in the U.S. of $4.0 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and increased demand. The decline in International of $24.7 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts and a change in mix of vehicles sold.
The decrease in vehicle sales for the nine months ended April 30, 2020 of $23.6 million, or 11.0%, as compared to the same period last year resulted from (i) a decrease in International of $40.7 million partially offset by (ii) an increase in the U.S. of $17.1 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and increased demand. Excluding a detrimental impact of $2.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decline in International of $38.5 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts and a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Yard operations expenses
United States	$216,879	$194,228	$22,651	11.7%	$640,987	$553,205	$87,782	15.9%
International	36,881	36,325	556	1.5%	110,915	100,502	10,413	10.4%
Total yard operations expenses	$253,760	$230,553	$23,207	10.1%	$751,902	$653,707	$98,195	15.0%

Yard operations expenses, excluding depreciation and amortization
United States	$198,925	$181,018	$17,907	9.9%	$592,199	$512,342	$79,857	15.6%
International	34,502	34,137	365	1.1%	104,319	93,943	10,376	11.0%

Yard depreciation and amortization
United States	$17,954	$13,210	$4,744	35.9%	$48,788	$40,863	$7,925	19.4%
International	2,379	2,188	191	8.7%	6,596	6,559	37	0.6%
Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2020 of $23.2 million, or 10.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $22.7 million and (ii) an increase in International of $0.6 million. The increase in the U.S. compared to the same period last year relates primarily to growth in volume and an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car partially offset by the beneficial impact of $1.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the nine months ended April 30, 2020 of $98.2 million, or 15.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $87.8 million and (ii) an increase in International of $10.4 million. The increase in the U.S. compared to the same period last year relates primarily to growth in volume and an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car, and growth in volume partially offset by the beneficial impact of $3.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Cost of vehicle sales
United States	$34,032	$29,032	$5,000	17.2%	$98,991	$81,858	$17,133	20.9%
International	19,955	41,952	(21,997)	(52.4)%	71,660	108,094	(36,434)	(33.7)%
Total cost of vehicle sales	$53,987	$70,984	$(16,997)	(23.9)%	$170,651	$189,952	$(19,301)	(10.2)%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended April 30, 2020 of $17.0 million, or 23.9%, as compared to the same period last year resulted from (i) a decrease in International of $22.0 million, and partially offset by (ii) an increase in the U.S. of $5.0 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold and increased demand. The decrease in International of $22.0 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and a change in the mix of vehicles sold.
The decrease in cost of vehicle sales for the nine months ended April 30, 2020 of $19.3 million, or 10.2%, as compared to the same period last year resulted from (i) a decrease in International of $36.4 million, and partially offset by (ii) an increase in the U.S. of $17.1 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold and increased demand. Excluding the beneficial impact of $1.8 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decrease in International of $38.2 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and a change in the mix of vehicles sold.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
General and administrative expenses
United States	$35,600	$36,681	$(1,081)	(2.9)%	$114,299	$110,465	$3,834	3.5%
International	11,912	7,404	4,508	60.9%	32,688	21,585	11,103	51.4%
Total general and administrative expenses	$47,512	$44,085	$3,427	7.8%	$146,987	$132,050	$14,937	11.3%

General and administrative expenses, excluding depreciation and amortization
United States	$29,851	$31,255	$(1,404)	(4.5)%	$97,119	$95,423	$1,696	1.8%
International	11,279	7,116	4,163	58.5%	31,241	20,669	10,572	51.1%

General and administrative depreciation and amortization
United States	$5,749	$5,426	$323	6.0%	$17,180	$15,042	$2,138	14.2%
International	633	288	345	119.8%	1,447	916	531	58.0%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2020 of $3.4 million, or 7.8%, as compared to the same period last year resulted from (i) an increase in International of $4.5 million partially offset by (ii) a decrease in the U.S. of $1.1 million. Excluding depreciation and amortization, the increase in International of $4.2 million resulted primarily from the expansion of our European businesses and the decrease in the U.S. of $1.4 million resulted primarily from decreases in payroll taxes from the exercise of employee stock options, decreases in legal and travel costs, and higher capitalizable software development, partially offset by supporting our continued growth initiatives.
The increase in general and administrative expenses for the nine months ended April 30, 2020 of $14.9 million, or 11.3%, as compared to the same period last year resulted from (i) an increase in International of $11.1 million and (ii) an increase in the U.S. of $3.8 million. Excluding depreciation and amortization, the increase in International of $10.6 million resulted primarily from the expansion of our European businesses partially offset by the beneficial impact of $1.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rate. The increase in the U.S. of $1.7 million resulted primarily from supporting our continued growth initiatives, as well as an increase in payroll taxes from the exercise of employee stock options, partially offset by higher capitalizable software development, decreases in stock compensation, and decreases in legal and travel costs. The increase in depreciation and amortization expenses for the nine months ended April 30, 2020 as compared to the same period last year resulted primarily from depreciating certain corporate and technology assets in the U.S.
The following table summarizes total other expense and income taxes for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Total other expense	$(3,301)	$(3,365)	$64	1.9%	$(11,428)	$(5,792)	$(5,636)	(97.3)%
Income taxes	44,313	11,388	32,925	289.1%	64,582	79,684	(15,102)	(19.0)%
Other Expense. The increase in total other expense for the nine months ended April 30, 2020 of $5.6 million as compared to the same period last year was primarily due to losses of unconsolidated affiliates and lower gains on the disposal of certain non-operating assets in the current year.
Income Taxes. Our effective income tax rates were 23.1% and 5.6% for the three months ended April 30, 2020 and 2019, respectively, and 10.8%, and 15.4% for the nine months ended April 30, 2020 and 2019, respectively. The effective tax rates in the current and prior year were impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $8.8 million and $29.1 million for the three months ended April 30, 2020 and 2019, respectively, and $86.0 million and $34.1 million for the nine months ended April 30, 2020 and 2019, respectively. See Note 11 – Income Taxes.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2020 and July 31, 2019 and for the nine months ended April 30, 2020 and 2019, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2020	July 31, 2019	Change	% Change
Cash and cash equivalents	$306,387	$186,319	$120,068	64.4%
Working capital	507,584	405,163	102,421	25.3%

	Nine Months Ended April 30,
(In thousands)	2020	2019	Change	% Change
Operating cash flows	$650,968	$453,496	$197,472	43.5%
Investing cash flows	(488,845)	(242,153)	(246,692)	(101.9)%
Financing cash flows	(42,580)	(382,829)	340,249	88.9%

Capital expenditures, including acquisitions	$(490,998)	$(260,081)	$(230,917)	(88.8)%
Net proceeds on revolving loan facility	—	7,000	(7,000)	(100.0)%
Cash and cash equivalents and working capital increased at April 30, 2020 as compared to July 31, 2019. Cash and cash equivalents increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by payments for employee stock-based tax withholdings and capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments partially offset by capital expenditures, our operating lease liabilities, certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2020, $72.9 million of the $306.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2020 as compared to the same period in 2019 due to improved cash operating results from an increase in service revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase of funds received on accounts receivables of $89.0 million, cash generated from the sale of inventory of $22.6 million, and net income taxes receivable of $6.6 million primarily related to excess tax benefits from stock option exercises, partially offset by increases in funds used to pay accounts payable of $33.4 million.

Net cash used in investing activities increased for the nine months ended April 30, 2020 as compared to the same period in 2019 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash used in financing activities decreased for the nine months ended April 30, 2020 as compared to the same period in 2019 due primarily to lower repurchases of our common stock as part of our stock repurchase program as discussed in further detail under the subheading “Stock Repurchases” and an increase in proceeds from the exercise of stock options partially offset by payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases" and lower proceeds on our revolving loan facility.
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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the LIBOR rate plus 1.0%, in each case plus an applicable margin ranging from 0.0% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the LIBOR rate plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable quarterly, in arrears, for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The interest rate as of April 30, 2020 on our Revolving Loan Facility was the LIBOR Rate of 0.33% plus an applicable margin of 1.00%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at April 30, 2020, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2021. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.125% to 0.20%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2020 and July 31, 2019.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2020, the consolidated total net leverage ratio was 0.15:1. Minimum liquidity as of April 30, 2020 was $1.1 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of April 30, 2020.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of April 30, 2020, the consolidated total net leverage ratio was 0.15:1. Minimum liquidity as of April 30, 2020 was $1.1 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2020.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2020. During fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of April 30, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2019, the Company’s former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, the Company’s Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million and $45.6 million for the nine months ended April 30, 2020 and 2019, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.
The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes(1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2019—Q3	3,000,000	$17.81	945,162	806,039	1,248,799	$56.53	$45,565
FY 2020—Q1	4,000,000	17.81	865,719	1,231,595	1,902,686	82.29	101,348
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
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.
Off-Balance Sheet Arrangements
As of April 30, 2020, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
We have provided for costs relating to matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on our future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. We believe that any ultimate liability would not have a material effect on our consolidated results of operations, financial position, or cash flows. However, the amount of the liabilities associated with claims, if any, cannot be determined with certainty. We maintain insurance which may or may not provide coverage for claims made against us. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that we carry requires that we pay for costs and/or claims exposure up to the amount of the insurance deductibles.
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
We expect the worldwide COVID-19 pandemic to have an adverse impact on our near-term revenues principally as a result of lower auction inventories and potentially as a result of lower average selling prices if economic conditions further deteriorate. The geographic extent, length, and economic impact of the pandemic is unknown, but we expect it will adversely affect our business and operating results in this and future quarters.
During the last two months of the quarter ended April 30, 2020, we saw substantial declines in the number of our vehicle assignments, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe. As we do not recognize the majority of our transactional revenues until the completion of our auctions, a substantial portion of the declines in assignments we experienced in the most recent quarter will be reflected in future quarters. We cannot predict how the pandemic will continue to develop, how long current shelter-in-place orders will remain in place, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven, or to what extent a weakened global economy or strengthened U.S. dollar may affect average selling prices for the vehicles we auction. To the extent that the pandemic results in either temporary or longer-term declines in the number of vehicles we process or declines in the average selling prices realized for those vehicles, our business and operating results will be adversely affected.
Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. To date, we have not made modifications that materially affect our operating expenses, and while we regularly monitor them, we may not be able to respond with sufficient speed to align revenues and operating expenses when necessary, which could result in a drop in our stock price as a result of our operating or net income for one or more fiscal periods being less than market expectations. Additional, non-exclusive examples of pandemic-related factors that could adversely affect our future business or operating results include the potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; “second wave” outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
No single customer accounted for more than 10% of our consolidated revenues during the nine months ended April 30, 2020. Historically, a limited number of vehicle sellers have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
•the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
• the need to localize our product offerings, particularly the need to implement our online auction platform in foreign countries;
• the need to comply with complex foreign and U.S. laws and regulations that apply to our international operations;
• tariffs, trade barriers, trade disputes, and other regulatory or contractual limitations on our ability to operate in certain foreign markets;
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
Our business activities, facilities expansions, and civic and public policy interests may be unpopular in certain communities, exposing us to reputational and political risk. For example, public opposition in some communities to different aspects of our business operations has impacted our ability to obtain required business use permits. Additionally, our interests in legislative and regulatory processes at different levels of government in the geographies in which we operate have been opposed by competitors and other interest groups. Although we believe we generally enjoy positive community relationships and political support in our range of operations, shifting public opinion sentiments and sociopolitical dynamics could have an adverse effect on our business and reputation.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2020, we opened two new operational facilities in Germany and two new operational facilities in the U.S. In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
• pandemics; and
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, 13.1% of our common stock as of April 30, 2020. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:

•enhance our existing services;
•develop, access, acquire, and license new services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and
•respond to technological advances and emerging industry standards and practices in a cost-effective and timely basis.
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
Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of April 30, 2020, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $338.0 million.
Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2019, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of April 30, 2020, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

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
a)Exhibits

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
Date: May 27, 2020