Form 10-K
period 2020-07-31
COPART INC
filed 2020-09-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $20,623,302,411 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 25, 2020, 235,971,920 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2020, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2020

ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2020, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (“the SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations is an existing fact, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture are already sunk costs. However, upon our receipt of an existing vehicle, we help decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business reduces the carbon and other environmental footprint of the global transportation industry.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and from individuals. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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

Through our Virtual Bidding Third Generation (VB3) auction platform, our sales process is open to registered buyers (whom we refer to as “members”) anywhere in the world with access to the internet. This technology and model employ a two-step bidding process. The first step is an open preliminary bidding feature that allows members to enter bids either at a bidding station at the storage facility or over the internet during the preview period. To improve the effectiveness of bidding, the VB3 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature incrementally bids on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe our virtual auction platform increases the pool of available buyers for each sale, which brings added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improves the efficiency of our operations by eliminating the expense and capital requirements which would be associated with holding live auctions.

For fiscal 2020, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 60.5% of total vehicles sold; of which 24.8% of vehicles were sold to out of state members within the U.S. and 35.7% were sold to International members, based on the IP address utilized during the auction process.

We believe that we offer the highest level of service in the auction and vehicle remarketing industry and have established our leading market position by:
•providing coverage that facilitates seller access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially trained teams;
•providing a comprehensive range of services that includes merchandising, efficient title processing, timely pick-up and delivery of vehicles, and internet sales;

•establishing and efficiently integrating new facilities and acquisitions;
•increasing the number of bidders that can participate at each sale through the ease and convenience of internet bidding;
•applying technology to enhance operating efficiency through internet bidding, web-based order processing, salvage value quotes, electronic communication with members and sellers, and vehicle imaging; and
•providing a venue for insurance customers through our Virtual Insured Exchange (“VIX”) product to contingently sell a vehicle through our auction process to assess true market value, equipping our insurance customers with market data in its negotiations with owners who wish to retain their damaged vehicles.

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2020, our revenues were $2.2 billion and our operating income was $816.1 million.

In fiscal 2018, we opened three new operational facilities in the U.S., a new operational facility in the U.K., a new operational facility in Germany, and acquired four locations in Finland.

In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky.

In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S.

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

Operating costs consist primarily of operating personnel (which includes yard management, clerical, and yard employees); rent; vehicle transportation; insurance; property related taxes; fuel; equipment maintenance and repair; marketing costs directly related to the auction process; and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management; accounting; data processing; sales personnel; professional services; marketing expenses; and system maintenance and enhancements.

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. Sellers generally auction or sell their vehicles on a consignment basis either for a fixed fee or a percentage of the sales price. Occasionally, companies in our industry purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based on the vehicles’ estimated pre-accident value (“PAV”) and the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and released to the buyer. While companies in this industry remarket vehicles through a physical auction or a hybrid internet and physical auction, we sell virtually all our vehicles on our internet selling platform VB3, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as banks, finance companies, charities, fleet operators, dealers and from individuals, our primary sellers of vehicles are insurance companies.

The primary buyers of vehicles at our auctions are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, based on volume of vehicles purchased, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the general public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

Most of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident or to a lesser extent a natural disaster. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options and condition in order to estimate its PAV, otherwise known as actual cash value (“ACV”). The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV, as well as customer service considerations. If the cost of repair is greater than the PAV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

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

We believe the primary factors that insurance companies consider when selecting an auction and vehicle remarketing services company include:
•the anticipated percentage return on salvage (i.e., gross salvage proceeds, minus vehicle handling and selling expenses, divided by the PAV);
•the services provided by the company and the degree to which such services reduce their administrative costs and expenses;
•the price the company charges for its services;
•geographic coverage;
•the ability to respond to natural disasters;
•the ability to provide analytical data to the seller; and
•in the U.K., in certain situations, the actual amount paid for the vehicle.

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

Operating and Growth Strategy

Our growth strategy is to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets, including foreign markets; (ii) pursuing global, national and regional vehicle seller agreements; (iii) increasing our service offerings; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

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

Pursue Global, National and Regional Vehicle Supply Agreements

Our broad global presence enhances our ability to enter into local, regional, national or global supply agreements with vehicle sellers. We actively seek to establish global, national, and regional supply agreements with insurance companies by promoting our ability to achieve high net returns and broader access to buyers through our national coverage and electronic commerce capabilities. By utilizing our existing insurance company seller relationships, we are able to build new seller relationships and pursue additional supply agreements in existing and new markets.

Expand Our Service Offerings to Sellers and Members

Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the internet, the ability to respond on a national scale and, for our members, the implementation of VB3 real-time bidding at substantially all of our facilities, permitting members at any location worldwide to participate in the sales at our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

Geographic Coverage and Ability to Respond on a Global Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the U.S., Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured. We offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:
•attractiveness and efficiency to buyers, leading to enhanced selling prices for vehicles;
•a reduction in administrative time and effort;

•a reduction in overall vehicle transportation costs;
•convenient local facilities;
•improved access to buyers throughout the world;
•a prompt response in the event of a natural disaster or other catastrophe; and
•consistency in products and services.

Value-Added Services

We believe that we offer the most comprehensive range of services in our industry, including:
•internet bidding, internet proxy bidding, and virtual sales powered by VB3, which enhance the competitive bidding process;
•mobile applications, which allow members to search, bid, create watch lists, join auctions and bid in numerous languages from anywhere;
•a tailored experience by way of predictive analytics through collaborative filtering, such as the Recommendations Engine feature that suggests similar makes and models based on a member’s behavior;
•Buy It Now, which provides an option to our members to purchase specific pre-qualified vehicles immediately at a set price before the live auction process;
•Make An Offer, which provides an option to our members to submit an offer amount on certain selected vehicles and if the offer is accepted, purchase the vehicle before the live auction process;
•online payment capabilities via our ePay product, credit cards and dealer financing programs;
•email notifications available in numerous languages to potential buyers of vehicles that match desired characteristics;
•sophisticated vehicle processing at storage sites, including digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the internet;
•specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles and rental cars;
•interactive online counter-bidding, which allows sellers who have placed a minimum bid or a bid to be approved on a vehicle to directly counter-bid the current high bidder; and
•Night Cap sales, which provides an additional opportunity for bidding on vehicles that have not previously achieved their minimum bid.

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating facilities. Since becoming a public company in 1994, we have completed acquisitions of facilities in the U.S., Canada, the U.K., Brazil, the U.A.E., Germany, Finland, and Spain. As part of our acquisition and integration strategy, we seek to:
•expand our global presence;
•strengthen our networks and access new markets;
•utilize our existing corporate and technology infrastructure over a larger base of operations; and
•introduce our comprehensive services and operational expertise.

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. Our revenues for the year ended July 31, 2020 were distributed as follows: U.S. 84.4% and International 15.6%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2020, 2019 and 2018 are presented in the tables in Note 13 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Virtual Insured Exchange (VIX)

We provide a venue for insurance customers through our Virtual Insured Exchange (“VIX”) product to contingently sell a vehicle through our auction process to assess true market value, equipping our insurance customers with market data in its negotiations with owners who wish to retain their damaged vehicles.

Transportation Services

In the U.S. and Canada, we perform transportation services through a combination of our fleet of over 90 vehicles and predominately using third-party vehicle transport companies. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and ensure on-time vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the U.K., we perform transportation services through a combination of our fleet of over 230 vehicles and third-party vehicle transport companies. In Germany, we perform transportation services through our fleet of over 25 vehicles.

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

Title Processing and Procurement

We have extensive expertise in DMV document and title processing. We have developed a computer system which provides a direct link to the DMV computer systems of multiple states, allowing us to expedite the processing of vehicle title paperwork. We also facilitate the title transfer from the original owner or financial institutions on behalf of some of our sellers to streamline the documentation and vehicle auction process.

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

Cash For Cars

We provide the general public with a fast and convenient method to sell their vehicles. Anyone can go to CashForCars.com; CashForCars.ca; or CashForCars.de and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle, we provide them payment for their vehicle and then sell the vehicle on our own behalf.

National Powersport Auctions

In the U.S., we provide non-salvage powersport vehicle remarketing services through live and online auction platforms to dealers, financial institutions and OEMs through our subsidiary National Powersport Auctions, or NPA. NPA also offers comprehensive data services including the NPA Value GuideTM, which we believe is the industry’s most accurate wholesale valuation tool. NPA has facilities in San Diego, California; Philadelphia, Pennsylvania; Dallas, Texas; Cincinnati, Ohio; Atlanta, Georgia; Littleton, Colorado; Madison, Wisconsin; Portland, Oregon; Sacramento, California; and Orlando, Florida.

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

Copart 360

We pioneered posting vehicle images online for buyers in 2001, and, we have been improving the technology to provide top quality photos since then. In July 2020, we enhanced online images and videos by launching Copart 360 (“C360”), our proprietary technology that captures clear 360-degree views of interiors and exteriors of cars, trucks, and vans across U.S. Copart locations. Interested buyers can view everything from the backseat to the dashboard to the tires. Buyers can also zoom in and out or expand to full screen on computers or mobile devices.

Buyers can access this feature by clicking the 360° icon under vehicle images on select lot details pages on Copart.com.

Membership Tiers

We now offer three tiers of membership in the U.S. - Guest, Basic and Premier - for those registering to buy vehicles through Copart.com.

Guest Member Benefits

Guest members can sign up for free to add their favorite vehicles to their Watchlist, set up Vehicle Alerts to get notified when we add specific vehicles they’re looking for and view our inventory from their desktop or mobile device via our Mobile App.

Basic Member Benefits

Basic member benefits include:
•view multiple online auctions in real-time (live);
•bid on one vehicle at a time without a deposit, or up to five with a deposit;
•save favorite searches; and
•get access to member appreciation events.

Premier Member Benefits

Premier member benefits include all basic member benefits, as well as, the following:
•bid on multiple vehicles at the same time;
•get priority placement in phone and chat support;
•access the Virtual Queue which provides expedited service at our locations; and
•get a complimentary safety vest (one per membership year) and water bottle at our locations.

Virtual Queue

We always strive to maintain the highest safety guidelines to protect the health and well-being of our members and employees. As soon as COVID-19 began impacting businesses globally, we rolled out the Virtual Queue at all locations to reinforce safety measures.

The Virtual Queue, available in multiple languages, is a safe way to secure a place in line while visiting one of our locations. Whether a visitor is at a location to make a payment or preview a vehicle, the Virtual Queue lets them conveniently maintain social distancing practices. Rather than wait in line inside a location, our visitors can save their place and receive an estimated wait time, using our mobile app, in the comfort of their own vehicle. We notify them via text message when it is their turn to speak to a customer service agent.

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2020, 2019 and 2018. We obtained 81%, 80%, and 78% of the total number of vehicles processed during fiscal 2020, 2019 and 2018, respectively, from insurance company sellers.

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

Members

We maintain a database of thousands of registered members (“buyers”) in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member, a person or business must complete a basic application either online or through our mobile applications. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our sales, subject to local licensing and permitting requirements. In certain jurisdictions, we may sell to the general public either directly or members may purchase a vehicle offered at Copart through a registered broker who meets local licensing and permitting requirements. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via email notifications, sales notices, telemarketing, direct mail, in-location marketing, search engines, social media, radio, television, trade publications and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include Insurance Auto Auctions, Inc (“IAA”).; KAR Auction Services, Inc. (“KAR”) (including its subsidiary ADESA, Inc.); Auction Broadcasting Company, LLC; and Manheim, Inc. The largest national dismantler is LKQ Corporation (“LKQ”). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers and privately held independent remarketers.

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

We have developed a proprietary enterprise operating system to enable us to address our international expansion needs. This proprietary system is designed to provide multi-language and multi-currency capabilities. We began using our internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017. We intend to continue development of this system and implement it in certain additional locations in the future.

Employees

As of July 31, 2020, we had 7,600 full-time employees, of whom 1,388 were engaged in general and administrative functions and 6,212 were engaged in yard operations. We are not currently subject to any collective bargaining agreements and believe our relationships with our employees are good. Employees per geographic region are as follows:

United States	5,395
International	2,205
Total employees	7,600

Environmental Matters

Our operations are subject to federal, state, national, international, provincial and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such actions as may be necessary under laws in the U.S. to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

We expect the worldwide COVID-19 pandemic to have an adverse impact on our near-term revenues principally as a result of lower auction inventories. The geographic extent, length, and economic impact of the pandemic is unknown, but we expect it will adversely affect our business and operating results.

We saw substantial declines in vehicle assignments, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe. As we do not recognize the majority of our transactional revenues until the completion of our auctions, a substantial portion of the declines in assignments we experienced in the most recent quarter will be reflected in future quarters. We cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven. To the extent that the pandemic results in temporary or longer-term declines in the number of vehicles we process, our business and operating results could be adversely affected.

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

Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2020, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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
•the difficulty of managing and staffing foreign offices;
•the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•the need to localize our product offerings, particularly the need to implement our online auction platform in foreign countries;
•the need to comply with complex foreign and U.S. laws and regulations that apply to our international operations;

•tariffs, trade barriers, trade disputes, and other regulatory or contractual limitations on our ability to operate in certain foreign markets;
•exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and revenue growth rates;
•adapting to different business cultures, languages, and market structures, particularly where we seek to implement our auction model in markets where insurers have historically not played a substantial role in the disposition of salvage vehicles;
•repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates;
•military actions;
•public health issues;
•environmental issues;
•natural and man-made disasters; and
•political issues.

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

Some of our target markets outside the U.S. operate in a manner substantially different than our historic market in the U.S. For example, new markets may operate either wholly or partially on the principal model, in which the vehicle is purchased and then resold for our own account, rather than the agency model employed in the U.S., in which we generally act as a sales agent for the legal owner of vehicles. Further, operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in the U.S., Canada, and the U.K. has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, including Germany, insurers have traditionally been less involved in the disposition of salvage vehicles. As we expand into markets outside the U.S., Canada, and the U.K., including Germany in particular, we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers. Any failure of new markets to adopt our business model could adversely affect our consolidated results of operations and financial position.

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

Our success depends on maintaining the integrity of our systems and infrastructure. As our operations continue to grow in both size and scope, domestically and internationally, we must continue to provide reliable, real-time access to our systems by our customers through improving and upgrading our systems and infrastructure for enhanced products, services, features and functionality. Any failure to maintain the integrity of our systems and infrastructure may result in loss of customers due, among other things, to slow delivery times, unreliable service levels, or insufficient capacity, any of which could have a material adverse effect on our business, consolidated financial position, and results of operations.

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

We are regularly evaluating and implementing new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have further enhanced our security protocols based on the investigation we conducted in response to the security incident. Nevertheless, we cannot provide assurances that our efforts to address prior data security incidents and mitigate against the risk of future data security incidents or system failures will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised again in the future, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated financial position and results of operations.

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

We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”) and the Brazilian General Data Protection Law (“LGPD”), were also recently enacted and became effective in 2020 and these laws create new data privacy rights for individuals. Complying with the GDPR, the CCPA, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.

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

Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina, Rita, Sandy, and Harvey had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate, and seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2018, we opened three new operational facilities in the U.S., a new operational facility in the U.K., a new operational facility in Germany, and acquired four locations in Finland. In fiscal 2019, we opened one new operational facility in Brazil; seven new operational facilities in Germany; and eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
•continue to acquire additional facilities on favorable terms;
•expand existing facilities in no-growth regulatory environments;
•obtain or retain buyers, sellers, and sales volumes in new markets or facilities;
•increase revenues and profitability at acquired and new facilities;
•maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions;
•create new vehicle storage facilities that meet our current revenue and profitability requirements; or
•obtain necessary regulatory approvals under applicable antitrust and competition laws.

In addition, certain of the acquisition agreements under which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements. Any failure to continue to successfully identify and complete acquisitions and develop new facilities could have a material adverse effect on our consolidated results of operations and financial position.

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
•fluctuations in commodity prices, particularly the per ton price of crushed car bodies;
•the impact of foreign exchange gain and loss as a result of international operations;
•our ability to successfully integrate our newly acquired operations in international markets and any additional markets we may enter;
•the availability of salvage vehicles or other vehicles we sell;
•variations in vehicle accident rates;
•member participation in the internet bidding process;
•delays or changes in state title processing;
•changes in international, state or federal laws, regulations, or treaties affecting the vehicles we sell;
•changes in the application, interpretation, and enforcement of existing laws, regulations or treaties;
•trade disputes and other political, diplomatic, legal, or regulatory developments;
•inconsistent application or enforcement of laws or regulations by regulators, governmental or quasi-governmental entities, or law enforcement or quasi-law enforcement agencies, as compared to our competitors;
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
•the ability to obtain or maintain necessary permits to operate;
•military actions;
•natural and man-made disasters;
•public health issues, including COVID-19 and other pandemics; and
•political issues.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our common stock as of July 31, 2020. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman, A. Jayson Adair, our Chief Executive Officer, and Jeffrey Liaw, our President and acting Chief Financial Officer, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Cash investments are subject to risks.

We may invest our excess cash in securities or money market funds backed by securities, which may include U.S. treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk. Changes or movements in any of these investment-related risk items may result in a loss or impairment to our invested cash and may have a material effect on our consolidated results of operations and financial position.

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

We have or will initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member and the Market Maker and Copart Lounge programs through which registered members can open Copart storefronts in foreign markets with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public will involve material expenditures and we cannot predict what future benefit, if any, will be derived. These programs could also create additional risks including heightened regulation and litigation risk related to vehicle sales to the general public, and heightened branding, reputational, and intellectual property risk associated with allowing Copart registered members to establish Copart-branded storefronts in foreign jurisdictions.

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

Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business.

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

Our operations are subject to federal, state, national, international, provincial and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life program vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such actions as may be necessary under laws in the U.S. to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. As of July 31, 2020, the amount of goodwill on our consolidated balance sheet subject to future impairment testing was $343.6 million.

Pursuant to ASC 350, Intangibles—Goodwill and Other, we are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge in the period the determination is made. The annual goodwill impairment analysis, which was performed qualitatively in the fourth quarter of fiscal 2020, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; the impact of the COVID-19 pandemic; and relevant entity-specific events. Changes in these factors, or changes in actual performance could affect the fair value of goodwill, which may result in an impairment charge. For example, deterioration in worldwide economic conditions could affect these assumptions and lead us to determine that goodwill impairment is required. We cannot accurately predict the amount or timing of any impairment of assets. We considered the above factors noting none involved significant uncertainty. Our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our previous quantitative analysis, indicating no material risk as of July 31, 2020, with respect to potential goodwill impairments. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

Changes in federal, state and local, or foreign tax laws, changing interpretations of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition and results of operations.

We are subject to taxation at the federal, state, provincial, and local levels in the U.S., the U.K., and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. We have been subject to audits and challenges from applicable federal, state, or foreign tax authorities in past, and may be subject to similar audits and challenges in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.

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

The Tax Cuts and Jobs Act (“Tax Reform” or “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a repeal of the exceptions to the $1.0 million deduction limitation for performance-based compensation to covered employees, and a new tax regime for foreign earnings. Any subsequent repeal of the Tax Act could adversely affect our financial condition or results of operations. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”). Although we cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress or WTO, they could adversely impact our consolidated results of operations and financial position.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. In the U.S., we own or lease facilities in every state except Vermont. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, British Columbia, Newfoundland and New Brunswick. In the U.K., we own or lease eighteen operating facilities. In Brazil, we own or lease thirteen operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany we operate an online platform and own or lease twelve operating facilities. In Spain, we operate an online platform, own one operating facility and lease five additional storage locations. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2020, there were 235,315,337 shares outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 25, 2020, we had 828 stockholders of record. On July 31, 2020, the last reported sale price of our common stock on the NASDAQ Global Select Market was $93.25 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2020 and 2018, we did not repurchase any shares of our common stock under the program. For fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of July 31, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under our program.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Fiscal 2018
First Quarter	—	$—	—	89,086,398
Second Quarter	—	$—	—	89,086,398
Third Quarter	—	$—	—	89,086,398
Fourth Quarter	—	$—	—	89,086,398
Fiscal 2019
First Quarter	—	$—	—	89,086,398
Second Quarter	7,635,596	$47.81	7,635,596	81,450,802
Third Quarter	—	$—	—	81,450,802
Fourth Quarter	—	$—	—	81,450,802
Fiscal 2020
First Quarter	—	$—	—	81,450,802
Second Quarter	—	$—	—	81,450,802
Third Quarter	—	$—	—	81,450,802
May 1, 2020 through May 31, 2020	—	$—	—	81,450,802
June 1, 2020 through June 30, 2020	—	$—	—	81,450,802
July 1, 2020 through July 31, 2020	—	$—	—	81,450,802
(1)Our stock repurchase program was announced on February 20, 2003. On September 22, 2011, our Board of Directors approved an 80 million share increase in our stock repurchase program, bringing the total current authorization to 196 million shares. The repurchase may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time.

In fiscal 2018, certain members of our Board of Directors exercised stock options through cashless exercises. In fiscal 2019, our former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, our Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million, $45.6 million, and no amounts for the years ended July 31, 2020, 2019 and 2018, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2020.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2020 since July 31, 2015, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the NASDAQ Q-50 (NXTQ).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, the S&P 500 Index, and the NASDAQ Q-50 (NXTQ)

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/15
7/16
7/17
7/18
7/19
7/20
Copart, Inc.
NASDAQ Industrial
NASDAQ Q-50 (NXTQ)
NASDAQ Composite
S&P 500 Index

	Fiscal Year Ended July 31,
	2015	2016	2017	2018	2019	2020
Copart, Inc.	$100.00	$139.99	$174.80	$318.57	$430.36	$517.62
NASDAQ Composite	$100.00	$101.92	$126.80	$154.86	$166.85	$221.55
NASDAQ Industrial	$100.00	$106.49	$126.97	$150.17	$159.06	$204.20
S&P 500 Index	$100.00	$105.61	$122.56	$142.46	$153.84	$172.23
NASDAQ Q-50 (NXTQ)	$100.00	$92.67	$108.01	$121.15	$135.28	$178.45
*    Assumes that $100.00 was invested on July 31, 2015 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, the NASDAQ Q-50 (NXTQ), and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
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

	Fiscal Year Ended July 31,
(In thousands, except per share)	2020	2019	2018	2017	2016
Operating Data
Revenues	$2,205,583	$2,041,957	$1,805,695	$1,447,981	$1,268,449
Operating income	816,099	716,475	584,345	461,299	406,470
Income before income taxes	800,839	704,951	562,511	440,100	395,865
Income taxes	100,932	113,258	144,504	45,839	125,505
Net income	$699,907	$591,693	$418,007	$394,261	$270,360
Basic net income per common share	$3.00	$2.57	$1.80	$1.72	$1.18
Weighted average common shares outstanding	233,202	230,489	231,793	228,686	228,846
Diluted net income per common share	$2.93	$2.46	$1.73	$1.66	$1.11
Diluted weighted average common shares outstanding	238,656	240,453	241,877	237,019	244,295

Balance Sheet Data
Cash, cash equivalents, and restricted cash	$477,718	$186,319	$274,520	$210,100	$155,849
Working capital	607,715	405,163	431,860	285,108	220,523
Total assets	3,455,261	2,547,617	2,307,698	1,982,501	1,649,820
Total debt	397,787	401,229	399,898	633,038	640,492
Stockholders’ equity	2,489,516	1,778,381	1,581,099	1,098,600	774,456

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2020, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (“the SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations is an existing fact, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture are already sunk costs. However, upon our receipt of an existing vehicle, we help decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business reduces the carbon and other environmental footprint of the global transportation industry.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers and from individuals. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K., Germany, and Spain we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers, and; (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the change in used car values and repair costs, which we believe are generally trending upward. Changes in used car prices and repair costs, may impact total loss frequency and affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 11.9 years in 2020. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.

Beginning in March 2020, our business and operations began to experience the impact of the worldwide COVID-19 pandemic, first within our European operations and as the month progressed throughout the balance of our global operations. In materially all of our jurisdictions, we have been deemed by local authorities an essential business because our operations ensure the removal of vehicles from repair shops, impound yards, and streets and highways, enabling the critical function of road infrastructure. As a result, we have continued to operate our facilities as well as our online-only auctions, while following appropriate health and safety protocols to ensure safe working conditions for our employees as well as for our sellers, buyers, and other business partners with whom we come in contact.

From a financial perspective, our operating results were adversely affected by lower processed vehicle volume during the last five months of the year ended July 31, 2020. We saw substantial declines in vehicle assignments, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe. As we do not recognize the majority of our transactional revenues until the completion of our auctions, a substantial portion of the declines in assignments we experienced in the most recent quarter will be reflected in future quarters. We cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven. To the extent that the pandemic results in temporary or longer-term declines in the number of vehicles we process, our business and operating results could be adversely affected.

Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. We adjusted, but did not make material modifications to, our operating expenses to be able to continue providing employment for our employees, service to our sellers, and process incoming vehicles for sale in future quarters. We expect the pandemic to have an adverse effect on our quarterly revenues in future quarters, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. The longer-term impact on our business will depend on potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; “second wave” outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally, and the potential availability, among other things, of vaccines or treatments, none of which we can predict. For a further discussion of risks to our business and operating results arising from the pandemic, please see the section of this Annual Report on Form 10-K captioned “Risk Factors.”

On March 20, 2020, we filed a Current Report on Form 8-K to announce our draw down of funds under our available credit facilities in order to ensure financial flexibility given current uncertainties; we subsequently repaid all outstanding borrowings under these facilities. As of July 31, 2020, we had cash, cash equivalents, and restricted cash of $477.7 million, an increase of $384.2 million over January 31, 2020, and had $1.5 billion of liquidity. These incremental available cash equivalents may be used for investments in land, technology, acquisitions, working capital, share repurchases, or general corporate purposes as permitted by the applicable credit agreements.

Operating Costs and Expenses: Yard operations expenses consist primarily of operating personnel (which includes yard management, clerical, and yard employees); rent; vehicle transportation; insurance; property related taxes; fuel; equipment maintenance and repair; marketing costs directly related to the auction process; and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management; accounting; data processing; sales personnel; professional services; marketing expenses; and system maintenance and enhancements.

Other Income and Expense: Other income primarily includes foreign exchange rate gains and losses, and gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period. Other expense consists primarily of interest expense on long-term debt. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt.

Liquidity and Cash Flows: Our primary source of working capital is cash operating results and debt financing. The primary source of our liquidity is our cash and cash equivalents and Revolving Loan Facility. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and other macroeconomic factors such as COVID-19. These factors are further discussed in the Results of Operations and Risk Factors sections of this Annual Report on Form 10-K.

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the U.S., Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain with the intention of providing global coverage for our sellers. All of these acquisitions have been accounted for using the purchase method of accounting.

The following tables set forth operational facilities that we have opened and began operations from August 1, 2017 through July 31, 2020:

United States Locations	Date
Andrews, Texas (Midland)	August 2017
Exeter, Rhode Island	October 2017
Lumberton, North Carolina	June 2018
Spartanburg, South Carolina	August 2018
Madison, Wisconsin	September 2018
Harleyville, South Carolina	January 2019
Macon, Georgia	January 2019
Mocksville, North Carolina	January 2019
Antelope, California	January 2019
Sacramento, California	March 2019
Fredericksburg, Virginia	April 2019
West Mifflin, Pennsylvania	May 2019
Hartford, Connecticut	July 2019
Buffalo, New York	July 2019
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020
Salt Lake City, Utah	May 2020

International Locations	Geographic Service Area	Date
Nobitz, Thuringia (Leipzig)	Germany	April 2018
Belfast, Northern Ireland	United Kingdom	April 2018
Curitiba, Paraná	Brazil	September 2018
Mannheim, Rhineland-Palatinate	Germany	October 2018
Stuttgart, Baden-Württemberg	Germany	November 2018
Frankfurt, Hessen	Germany	November 2018
Itzehoe, Schleswig-Holstein (Hamburg)	Germany	November 2018
Furth, Bavaria (Nuremberg)	Germany	November 2018
Massen, Brandenburg (Berlin)	Germany	November 2018
Friesack, Brandenburg (Berlin)	Germany	December 2018
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
São Paulo, São Paulo	Brazil	May 2020

The following table sets forth operational facilities obtained through business acquisitions from August 1, 2017 through July 31, 2020:

Locations	Geographic Service Area	Date
Greenville, Kentucky	United States	March 2019
Espoo, Finland	Finland	March 2018
Pirkkala, Finland	Finland	March 2018
Oulu, Finland	Finland	March 2018
Turku, Finland	Finland	March 2018

The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather and product introductions during such periods.

In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets, including foreign markets; (ii) pursuing global, national and regional vehicle seller agreements; (iii) increasing our service offerings; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2020, 2019 and 2018:

	Year Ended July 31,
(In percentages)	2020	2019	2018
Service revenues and vehicle sales:
Service revenues	88%	86%	87%
Vehicle sales	12%	14%	13%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	44%	43%	47%
Cost of vehicle sales	10%	13%	11%
General and administrative	9%	9%	10%
Impairment of long-lived assets	—%	—%	—%
Total operating expenses	63%	65%	68%
Operating income	37%	35%	32%
Total other expense	(1)%	(1)%	(1)%
Income before income taxes	36%	34%	31%
Income tax expense	4%	5%	8%
Net income	32%	29%	23%

Comparison of Fiscal Years ended July 31, 2020 and 2019 and 2018

The following table presents a comparison of service revenues for fiscal 2020, 2019 and 2018:

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Service revenues
United States	$1,714,724	$1,537,431	$1,385,238	$177,293	11.5%	$152,193	11.0%
International	232,416	218,263	193,264	14,153	6.5%	24,999	12.9%
Total service revenues	$1,947,140	$1,755,694	$1,578,502	$191,446	10.9%	$177,192	11.2%

Service Revenues. The increase in service revenues for fiscal 2020 of $191.4 million, or 10.9% as compared to fiscal 2019 came from (i) an increase in the U.S. of $177.3 million and (ii) an increase in International of $14.2 million. The increase in the U.S. was driven primarily by (i) increased volume and (ii) an increase in revenue per car due to higher average auction selling prices. The increase in volume in the U.S. was derived from (i) growth in the number of units sold from new and expanded contracts with insurance companies and (ii) growth from existing suppliers, driven by what we believe was an increase in total loss frequency. Excluding the detrimental impact of $6.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the increase in International of $21.1 million was driven primarily by increased revenue per car.

The following table presents a comparison of vehicle sales for fiscal 2020, 2019 and 2018:

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Vehicle sales
United States	$145,962	$119,138	$105,784	$26,824	22.5%	$13,354	12.6%
International	112,481	167,125	121,409	(54,644)	(32.7)%	45,716	37.7%
Total vehicle sales	$258,443	$286,263	$227,193	$(27,820)	(9.7)%	$59,070	26.0%

Vehicle Sales. The decrease in vehicle sales for fiscal 2020 of $27.8 million, or 9.7% as compared to fiscal 2019 came from (i) a decrease in International of $54.6 million partially offset by (ii) an increase in the U.S. of $26.8 million. Excluding a detrimental impact of $2.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decline in International of $52.2 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts and a change in mix of vehicles sold. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and increased demand.

The following table presents a comparison of yard operations expense for fiscal 2020, 2019 and 2018:

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Yard operations expenses
United States	$827,802	$751,653	$730,865	$76,149	10.1%	$20,788	2.8%
International	144,685	136,458	116,003	8,227	6.0%	20,455	17.6%
Total yard operations expenses	$972,487	$888,111	$846,868	$84,376	9.5%	$41,243	4.9%

Yard operations expenses, excluding depreciation and amortization
United States	$759,779	$697,115	$683,079	$62,664	9.0%	$14,036	2.1%
International	135,709	127,829	106,559	7,880	6.2%	21,270	20.0%

Yard depreciation and amortization
United States	$68,023	$54,538	$47,786	$13,485	24.7%	$6,752	14.1%
International	8,976	8,629	9,444	347	4.0%	(815)	(8.6)%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2020 of $84.4 million, or 9.5% as compared to fiscal 2019 resulted from (i) an increase in the U.S. of $76.1 million, primarily from growth in volume, an increase in the cost to process each car, and a $13.5 million increase in depreciation; and (ii) an increase in International of $8.2 million related primarily from an increase in the cost to process each car partially offset by the beneficial impact of $4.1 million due to changes in foreign currency exchange rates, primarily from changes in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rate. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The following table presents a comparison of cost of vehicle sales for fiscal 2020, 2019 and 2018:

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$135,095	$112,268	$101,130	$22,827	20.3%	$11,138	11.0%
International	90,199	143,236	95,331	(53,037)	(37.0)%	47,905	50.3%
Total cost of vehicle sales	$225,294	$255,504	$196,461	$(30,210)	(11.8)%	$59,043	30.1%

Cost of Vehicle Sales. The decrease in cost of vehicle sales for fiscal 2020 of $30.2 million, or 11.8% as compared to fiscal 2019 was the result of (i) a decrease in International of $53.0 million and (ii) an increase in the U.S. of $22.8 million. Excluding the beneficial impact of $1.9 million due to changes in foreign currency exchange rates, primarily from changes in the British pound and European euro to U.S. dollar exchange rate, the decrease in International of $54.9 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and a change in the mix of vehicles sold. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe is due to a change in the mix of vehicles sold and increased demand.

The following table presents a comparison of general and administrative expenses for fiscal 2020, 2019 and 2018:

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
General and administrative expenses
United States	$149,012	$151,854	$144,140	$(2,842)	(1.9)%	$7,714	5.4%
International	42,691	30,013	32,750	12,678	42.2%	(2,737)	(8.4)%
Total general and administrative expenses	$191,703	$181,867	$176,890	$9,836	5.4%	$4,977	2.8%

General and administrative expenses, excluding depreciation and amortization
United States	$126,400	$131,257	$124,147	$(4,857)	(3.7)%	$7,110	5.7%
International	40,912	28,882	31,375	12,030	41.7%	(2,493)	(7.9)%

General and administrative depreciation and amortization
United States	$22,612	$20,597	$19,993	$2,015	9.8%	$604	3.0%
International	1,779	1,131	1,375	648	57.3%	(244)	(17.7)%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2020 of $9.8 million, or 5.4% as compared to fiscal 2019 came primarily from an increase in International of $12.7 million, partially offset by a decrease in the U.S. of $2.8 million. Excluding depreciation and amortization, the increase in International of $12.0 million resulted primarily from our international growth strategy through the expansion of our European businesses partially offset by the beneficial impact of $1.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rate. Excluding depreciation and amortization, the decrease in the U.S. of $4.9 million resulted primarily from decreases in legal and travel costs and higher capitalizable software development, partially offset by increases in payroll taxes from the exercise of employee stock options and by supporting our continued growth initiatives.

The following table summarizes impairment, total other expenses and income taxes for fiscal 2020, 2019 and 2018:

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Impairment	$—	$—	$1,131	$—	—%	$(1,131)	(100.0)%
Total other expenses	(15,260)	(11,524)	(21,834)	(3,736)	(32.4)%	10,310	47.2%
Income taxes	100,932	113,258	144,504	(12,326)	(10.9)%	(31,246)	(21.6)%
Other Expenses. The increase in total other expenses for fiscal 2020 of $3.7 million, or 32.4% as compared to fiscal 2019 was primarily due to lower gains on the disposal of certain non-operating assets in the current year and losses of unconsolidated affiliates, partially offset by an increase in currency gains, primarily due to the change in the British pound to U.S. dollar exchange rate.

Income Taxes. Our effective income tax rates were 12.6%, 16.1%, and 25.7% for fiscal 2020, 2019 and 2018, respectively. The current year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0% for the fiscal year ending July 31, 2020 and was negatively impacted by $1.7 million of discrete tax items related to amending previously filed income tax returns. The prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0% for the fiscal year ending July 31, 2019 and was favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The effective tax rates in the current and prior years were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $92.5 million, $46.1 million, and $21.3 million for fiscal years 2020, 2019 and 2018, respectively.

Discussion of Fiscal Year ended July 31, 2019 compared to Fiscal Year ended July 31, 2018

For a discussion of fiscal 2019 as compared to fiscal 2018, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2020, 2019 and 2018, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$477,718	$186,319	$274,520	$291,399	156.4%	$(88,201)	(32.1)%
Working capital	607,715	405,163	431,860	202,552	50.0%	(26,697)	(6.2)%

	Year Ended July 31,			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Operating cash flows	$917,885	$646,646	$535,069	$271,239	41.9%	$111,577	20.9%
Investing cash flows	(601,208)	(356,267)	(288,476)	(244,941)	(68.8)%	(67,791)	(23.5)%
Financing cash flows	(27,414)	(370,304)	(182,038)	342,890	92.6%	(188,266)	(103.4)%

Capital expenditures, excluding acquisitions	$(591,972)	$(373,883)	$(287,910)	$(218,089)	(58.3)%	$(85,973)	(29.9)%
Acquisitions, net of cash acquired	(11,702)	(745)	(8,787)	(10,957)	(1,470.7)%	8,042	91.5%
Net repayments on revolving loan facility	—	—	(231,000)	—	—%	231,000	100.0%

Cash, cash equivalents, and restricted cash and working capital increased $291.4 million and $202.6 million at July 31, 2020, respectively, as compared July 31, 2019. Cash and cash equivalents increased primarily due to cash generated from operations and proceeds from stock option exercises, partially offset by payments for employee stock-based tax withholdings and capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments partially offset by capital expenditures, our operating lease liabilities, certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, and funds invested in money market accounts, which bear interest at variable rates.

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

As of July 31, 2020, $124.8 million of the $477.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash used in operating activities increased for fiscal 2020 as compared to fiscal 2019 due to improved cash operating results from an increase in service revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase of funds received on accounts receivables of $76.8 million, decreases in funds used to pay accounts payable of $30.5 million, cash generated from the sale of inventory of $25.1 million, decreases in funds primarily used to pay land acquisition deposits of of $12.4 million, and partially offset by net income taxes receivable of $3.6 million primarily related to excess tax benefits from stock option exercises.

Net cash used in investing activities increased for fiscal 2020 as compared to fiscal 2019 due primarily to increases in capital expenditures and acquisitions, partially offset by proceeds from the sale of assets. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of July 31, 2020, we have no material non-cancelable commitments for future capital expenditures. Capitalized software development costs were $13.2 million, $8.4 million and $7.4 million for fiscal 2020, 2019 and 2018, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in financing activities decreased in fiscal 2020 as compared to fiscal 2019 due primarily to lower repurchases of our common stock as part of our stock repurchase program as discussed in further detail under the subheading “Stock Repurchases”, and an increase in proceeds from the exercise of stock options, partially offset by payments for employee stock-based tax withholdings as discussed in further detail under the subheading “Stock Repurchases”and the Notes to Consolidated Financial Statements, Note 11 — Stockholders’ Equity, debt issuance costs for the restructuring of our revolving loan facility as discussed in further detail under the subheading Credit Agreement, and payments on .

For a discussion of fiscal 2019 as compared to fiscal 2018, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 30, 2019.

Contractual Obligations

We lease certain domestic and foreign facilities, and certain equipment under non-cancelable operating leases. In addition to the minimum future lease commitments presented, the leases generally require us to pay property taxes, insurance, maintenance and repair costs which are not included in the table because we have determined these items are not material. The following table summarizes our significant contractual obligations and commercial commitments as of July 31, 2020:

	Payments Due by Fiscal Year
(In thousands)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Contractual Obligations
Long-term debt, revolving loan facility, including current portion (1)	$—	$—	$100,000	$300,000	$—	$400,000
Interest payments on long-term debt, revolving loan facility, including current portion (1)	19,426	38,788	31,007	34,354	—	123,575
Operating leases (2)	27,718	41,974	25,136	45,807	—	140,635
Finance leases (2)	768	558	13	—	—	1,339
Tax liabilities (3)	—	—	—	—	44,965	44,965
Total contractual obligations	$47,912	$81,320	$156,156	$380,161	$44,965	$710,514

	Amount of Commitment Expiration Per Period
Commercial Commitments (4)	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years	Other	Total
Letters of Credit	$24,590	$—	$—	$—	$—	$24,590
(1)Revolving loan facility payments of zero and related interest payments reflect management’s intent for the use of the Revolving Loan Facility, which may change on a quarter by quarter basis.
(2)Contractual obligations consist of future non-cancelable minimum lease payments under finance and operating leases, used in the normal course of business.
(3)Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
(4)Commercial commitments consist primarily of letters of credit provided for insurance programs and certain business transactions including cash collateralized bank guarantees.

Stock Repurchases

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2020 and 2018, we did not repurchase any shares of our common stock under the program. For fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of July 31, 2020, the total number of shares repurchased under the program was 114,549,198 and 81,450,802 shares were available for repurchase under our program.

In fiscal 2018, certain members of our Board of Directors exercised stock options through cashless exercises. During fiscal 2019, our former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, our Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million, $45.6 million and no amounts for the years ended July 31, 2020, 2019 and 2018, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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

On July 21, 2020, we entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent. The First Amended and Restated Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016, as amended by the Second Amendment to Credit Agreement, dated as July 21, 2016. The First Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $1,050.0 million, and (b) an extension of the termination date of the revolving credit facility under the Credit Agreement from July 21, 2021 to July 21, 2023. The First Amended and Restated Credit Agreement additionally increased the pricing levels under the Credit Agreement to a range of 0.25% to 0.35% in the case of the commitment fee, 1.50% to 2.25% in the case of the applicable margin for Eurodollar Rate Loans, and 0.50% to 1.25% in the case of the applicable margin for base rate loans, in each case depending on our consolidated total net leverage ratio during the preceding fiscal quarter. The principal purposes of these financing transactions were to increase the size and availability under our Revolving Loan Facility and to provide additional long-term financing. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to our expansion strategies in domestic and international markets.

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of July 31, 2020 on our Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at July 31, 2020, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2020 and 2019.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and the assets of the subsidiary guarantors pursuant to a Security Agreement as part of the First Amended and Restated Credit Agreement, dated July 21, 2020, among us, the subsidiary guarantors from time to time party thereto, and Bank of America, N.A., as collateral agent.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2020, the consolidated total net leverage ratio was (0.03):1. Minimum liquidity as of July 31, 2020 was $1.5 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of July 31, 2020.

Related to the execution of the First Amended and Restated Credit Agreement, we incurred $2.8 million in costs, which was capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and are classified as reductions of the outstanding liability.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of July 31, 2020, the consolidated total net leverage ratio was (0.03):1. Minimum liquidity as of July 31, 2020 was $1.5 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We are in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2020.

Off-Balance Sheet Arrangements

As of July 31, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

There were no contract liabilities on the consolidated balance sheets at July 31, 2020. Our disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of our revenues and cash flows are impacted by economic factors. We report sales taxes on relevant transactions on a net basis in our consolidated results of operations, and therefore do not include sales taxes in revenues or costs.

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

We have a separate performance obligation related to providing access to our online auction platform. We charge members an annual registration fee for the right to participate in our online auctions and access our bidding platform. This fee is recognized ratably over the term of the arrangement, generally one year, as each day of access to the online auction platform represents the best depiction of the transfer of the service.

No provision for returns has been established, as all sales are final with no right of return or warranty, although we provide for bad debt expense in the case of non-performance by our buyers or sellers.

	Year Ended July 31,
(In thousands)	2020	2019	2018
Service revenues
United States	$1,714,724	$1,537,431	$1,385,238
International	232,416	218,263	193,264
Total service revenues	$1,947,140	$1,755,694	$1,578,502
Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2020	2019	2018
Vehicle sales
United States	$145,962	$119,138	$105,784
International	112,481	167,125	121,409
Total vehicle sales	$258,443	$286,263	$227,193

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

Fair Value of Financial Instruments

We record our financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. GAAP. In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as amended by Accounting Standards Update (“ASU”) 2011-04, we consider fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
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

The amounts recorded for financial instruments in our consolidated financial statements, which included cash, accounts receivable, accounts payable, accrued liabilities and Revolving Loan Facility approximated their fair values for fiscal 2020 and 2019 due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 9 – Fair Value Measures.

Capitalized Software Costs

We capitalize system development costs and website development costs related to our enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2020 and 2019 was $52.6 million and $39.4 million, respectively. Accumulated amortization expense related to software as of July 31, 2020 and 2019 totaled $33.5 million and $23.6 million, respectively. During the year ended July 31, 2018, we retired fully amortized capitalized software of $15.5 million, which were no longer being utilized.

Valuation of Goodwill

We evaluate the impairment of goodwill for our reporting units annually or on an interim basis if certain indicators are present, either through a quantitative or qualitative analysis. The annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2020, considered all relevant factors specific to our reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; the impact of the COVID-19 pandemic; and relevant entity-specific events. Management considered the above factors noting none involved significant uncertainty. In addition, the industry in which we operate improved over the observable period, and our calculated fair value exceeded carrying value for each reporting unit by a substantial amount in our prior year quantitative analysis, indicating no material risk as of July 31, 2020, with respect to potential goodwill impairments.

Income Taxes and Deferred Tax Assets

We account for income tax exposures as required under ASC 740, Income Taxes (“ASC 740”). We are subject to income taxes in the U.S., Canada, the U.K., Brazil, Spain, Finland, Germany, and other emerging markets around the world. In arriving at a provision of income taxes, we first calculate taxes payable in accordance with the prevailing tax laws in the jurisdictions in which we operate. Then we analyze the timing differences between the financial reporting and tax basis of our assets and liabilities, such as various accruals, depreciation and amortization. The tax effects of the timing difference are presented as deferred tax assets and liabilities in the consolidated balance sheets. We consider the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that we would realize those deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. As of July 31, 2020, we have $15.4 million of valuation allowance arising from both our U.S. and International operations. To the extent we establish a valuation allowance or change the amount of valuation allowance in a period, we reflect the change with a corresponding increase or decrease in our income tax provision in the consolidated statements of income.

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

We file annual income tax returns in multiple taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. We recognize and measure uncertain tax positions in accordance with ASC 740, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. ASC 740 further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Stock-based Compensation

We account for stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option, without a market-based condition, was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition, the Monte Carlo simulation model was used. The BSM option pricing model utilizes assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the measurement date. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could have a material impact on our consolidated results of operations and financial position.

Foreign Currency Translation

We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. The British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar are the functional currencies of our foreign subsidiaries, as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

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

Segment Reporting

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income. Our revenues for the year ended July 31, 2020 were distributed as follows: U.S. 84.4% and International 15.6%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2020, 2019 and 2018 are presented in the tables in Note 13 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2020. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2020, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2020, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were zero as of July 31, 2020. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable, in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. If interest rates were to increase by 10%, our interest expense would increase by $2.0 million.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would have resulted in a decrease in operating income of $7.0 million for fiscal 2020.

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

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2020, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $121.1 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not have materially affected our consolidated financial position.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. We have investments in unconsolidated affiliates. Since we do not control or manage those affiliates, our controls and procedures with respect to those affiliates are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2020. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Copart, Inc. (the Company) as of July 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated September 28, 2020 expressed an unqualified opinion thereon.

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
September 28, 2020

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2020 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

Delinquent Section 16(a) Reports

There were no delinquent Section 16(a) Reports during fiscal 2020.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2020 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2020 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2020 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and under the proposal captioned “Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the proposal captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2020 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)Financial statements:
Our consolidated financial statements at July 31, 2020 and 2019 and for each of the three years in the period ended July 31, 2020 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

(b)Financial statement schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(c)Exhibits:
Exhibits are filed as part of this Report and are hereby incorporated by reference. Refer to Exhibit Index included herein.

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Quarterly Report on Form 10-Q, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 2	December 22, 2016
3.3		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3	December 22, 2016
4.1		Description of Capital Stock	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 4.1	September 30, 2019
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.13b	August 3, 2006
10.7	*	Amended and Restated Executive Officer Employment Agreement between the Registrant and William E. Franklin, dated September 25, 2008	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	December 10, 2008
10.8	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.9		Credit Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 4, 2014
10.10		Security Agreement among the Registrant, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	December 4, 2014

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.11		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.12	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.13	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.14
First Amendment to Credit Agreement, dated as of March 15, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 17, 2016
10.15
Second Amendment to Credit Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2016
10.16		First Amendment to Note Purchase Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto and the purchasers party thereto.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	July 27, 2016
10.17
First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, certain subsidiaries of Copart. the lenders party thereto, and Bank of America,N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2020

Incorporated by reference herein
Exhibit Number		Description	Form	Date
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: September 28, 2020

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw, President and Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 28, 2020

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

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	September 28, 2020
A. Jayson Adair

/s/ JEFFREY LIAW	President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2020
Jeffrey Liaw

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 28, 2020
Willis J. Johnson

/s/ MATT BLUNT	Director	September 28, 2020
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 28, 2020
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 28, 2020
Daniel Englander

/s/ STEPHEN FISHER	Director	September 28, 2020
Stephen Fisher

/s/ JAMES E. MEEKS	Director	September 28, 2020
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 28, 2020
Diane M. Morefield

/s/ THOMAS N. TRYFOROS	Director	September 28, 2020
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 28, 2020 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions

Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company has recorded a liability for unrecognized tax benefits resulting from uncertain tax positions, including accrued interest and penalties, of $45.0 million as of July 31, 2020. The Company’s uncertain tax positions are subject to audit by federal, state and local taxing authorities, and the resolution of such audits may span multiple years. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

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

We involved our tax professionals to assess the technical merits of the Company’s tax positions. Our substantive audit procedures included, among others, evaluating changes in tax law that occurred during the year and assessing the Company’s interpretation of those changes under the relevant jurisdiction’s tax law. In addition, we inspected correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of the likelihood of its tax positions to be sustained upon examination. We also evaluated the Company’s income tax disclosures included in Note 12 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since fiscal year 2006.
Dallas, Texas
September 28, 2020

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2020	2019
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$477,718	$186,319
Accounts receivable, net	350,207	367,265
Vehicle pooling costs	73,684	76,548
Inventories	20,080	20,941
Income taxes receivable	26,740	19,526
Prepaid expenses and other assets	15,330	16,568
Total current assets	963,759	687,167
Property and equipment, net	1,941,719	1,427,726
Operating lease right-of-use assets	118,455	—
Intangibles, net	47,772	55,156
Goodwill	343,622	333,321
Deferred income taxes	213	411
Other assets	39,721	43,836
Total assets	$3,455,261	$2,547,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$318,530	$270,918
Deferred revenue	8,233	6,466
Income taxes payable	3,709	3,482
Current portion of operating lease liabilities	24,821	—
Current portion of finance lease obligations	751	1,138
Total current liabilities	356,044	282,004
Deferred income taxes	71,686	48,683
Income taxes payable	44,965	35,116
Operating lease liabilities, net of current portion	95,584	—
Long-term debt and finance lease obligations, net of discount	397,036	400,091
Other liabilities	430	3,342
Total liabilities	965,745	769,236

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—400,000,000 shares authorized; 235,315,337 and 229,790,268 shares issued and outstanding, respectively	24	23
Additional paid-in capital	672,727	572,559
Accumulated other comprehensive loss	(121,088)	(132,529)
Retained earnings	1,937,853	1,338,328
Total stockholders’ equity	2,489,516	1,778,381
Total liabilities and stockholders’ equity	$3,455,261	$2,547,617

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2020	2019	2018
Service revenues and vehicle sales:
Service revenues	$1,947,140	$1,755,694	$1,578,502
Vehicle sales	258,443	286,263	227,193
Total service revenues and vehicle sales	2,205,583	2,041,957	1,805,695
Operating expenses:
Yard operations	972,487	888,111	846,868
Cost of vehicle sales	225,294	255,504	196,461
General and administrative	191,703	181,867	176,890
Impairment of long-lived assets	—	—	1,131
Total operating expenses	1,389,484	1,325,482	1,221,350
Operating income	816,099	716,475	584,345
Other expense:
Interest expense	(20,230)	(19,810)	(20,368)
Interest income	1,359	2,225	1,293
Other income (expense), net	3,611	6,061	(2,759)
Total other expense	(15,260)	(11,524)	(21,834)
Income before income taxes	800,839	704,951	562,511
Income tax expense	100,932	113,258	144,504
Net income	699,907	591,693	418,007
Net income attributable to noncontrolling interest	—	—	140
Net income attributable to Copart, Inc.	$699,907	$591,693	$417,867

Basic net income per common share	$3.00	$2.57	$1.80
Weighted average common shares outstanding	233,202	230,489	231,793

Diluted net income per common share	$2.93	$2.46	$1.73
Diluted weighted average common shares outstanding	238,656	240,453	241,877

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2020	2019	2018
Comprehensive income, net of tax:
Net income	$699,907	$591,693	$418,007
Other comprehensive income:
Foreign currency translation adjustments	11,441	(24,601)	(7,252)
Comprehensive income	711,348	567,092	410,755
Comprehensive income attributable to noncontrolling interest	—	—	140
Comprehensive income attributable to Copart, Inc.	$711,348	$567,092	$410,615

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Outstanding Shares	Amount			Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balances at July 31, 2017	230,488,296	$23	$453,349	$(100,676)	$745,370	$534	$1,098,600
Net income	—	—	—	—	417,867	140	418,007
Currency translation adjustment	—	—	—	(7,252)	—	—	(7,252)
Distribution to noncontrolling interest	—	—	—	—	—	(235)	(235)
Sale of majority-owned subsidiary	—	—	—	—	—	(439)	(439)
Exercise of stock options, net of repurchased shares	3,225,377	—	44,459	—	(1,115)	—	43,344
Employee stock-based compensation and related tax benefit	—	—	23,197	—	24	—	23,221
Shares issued for Employee Stock Purchase Plan	185,168	—	5,853	—	—	—	5,853
Balances at July 31, 2018	233,898,841	23	526,858	(107,928)	1,162,146	—	1,581,099
Net income	—	—	—	—	591,693	—	591,693
Currency translation adjustment	—	—	—	(24,601)	—	—	(24,601)
Cumulative effect of change in accounting standard	—	—	—	—	(22,954)	—	(22,954)
Exercise of stock options, net of repurchased shares	3,349,980	—	32,500	—	(44,987)	—	(12,487)
Employee stock-based compensation	—	—	23,445	—	—	—	23,445
Shares issued for Employee Stock Purchase Plan	177,043	—	7,183	—	—	—	7,183
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	—	(364,997)
Balances at July 31, 2019	229,790,268	23	572,559	(132,529)	1,338,328	—	1,778,381
Net income	—	—	—	—	699,907	—	699,907
Currency translation adjustment	—	—	—	11,441	—	—	11,441
Exercise of stock options, net of repurchased shares	5,401,963	1	68,570	—	(100,382)	—	(31,811)
Employee stock-based compensation	—	—	23,322	—	—	—	23,322
Shares issued for Employee Stock Purchase Plan	123,106	—	8,276	—	—	—	8,276
Balances at July 31, 2020	235,315,337	$24	$672,727	$(121,088)	$1,937,853	$—	$2,489,516

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$699,907	$591,693	$418,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	104,257	85,334	79,040
Allowance for doubtful accounts	1,670	(429)	1,142
Impairment of long-lived assets	—	—	1,157
Equity in losses of unconsolidated affiliates	1,401	419	750
Stock-based compensation	23,322	23,445	23,221
(Gain) loss on sale of property and equipment	(1,913)	(3,073)	3,240
Deferred income taxes	23,082	23,167	16,717
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	15,993	(60,808)	(40,335)
Vehicle pooling costs	2,590	(16,418)	(3,353)
Inventories	1,348	(4,719)	(3,959)
Prepaid expenses and other current and non-current assets	141	(12,265)	(706)
Operating lease right-of-use assets and lease liabilities	(572)	—	—
Accounts payable and accrued liabilities	41,648	11,126	53,320
Deferred revenue	1,615	2,056	(520)
Income taxes receivable	(7,216)	(4,215)	(8,916)
Income taxes payable	10,114	10,669	(3,149)
Other liabilities	498	664	(587)
Net cash provided by operating activities	917,885	646,646	535,069
Cash flows from investing activities:
Purchases of property and equipment	(591,972)	(373,883)	(287,910)
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(11,702)	(745)	(8,787)
Proceeds from sale of property and equipment	2,466	18,361	6,425
Proceeds from sale of majority-owned subsidiary	—	—	1,796
Net cash used in investing activities	(601,208)	(356,267)	(288,476)
Cash flows from financing activities:
Proceeds from the exercise of stock options	71,640	34,398	44,459
Proceeds from the issuance of Employee Stock Purchase Plan shares	8,276	7,183	5,853
Repurchases of common stock	—	(364,997)	—
Payments for employee stock-based tax withholdings	(103,451)	(46,888)	(1,115)
Net repayments on revolving loan facility	—	—	(231,000)
Debt offering costs	(2,814)	—	—
Payments of finance lease obligations	(1,065)	—	—
Distribution to noncontrolling interest	—	—	(235)
Net cash used in financing activities	(27,414)	(370,304)	(182,038)
Effect of foreign currency translation	2,136	(8,276)	(135)
Net increase (decrease) in cash, cash equivalents, and restricted cash	291,399	(88,201)	64,420
Cash, cash equivalents, and restricted cash at beginning of period	186,319	274,520	210,100
Cash, cash equivalents, and restricted cash at end of period	$477,718	$186,319	$274,520
Supplemental disclosure of cash flow information:
Interest paid	$19,728	$19,289	$20,343
Income taxes paid, net of refunds	$83,770	$82,448	$142,161

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

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

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Sellers are primarily insurance companies but also include banks, finance companies, charities, fleet operators, dealers and from individuals. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers and exporters, and in some jurisdictions, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; income taxes; stock-based compensation; purchase price allocations; and contingencies. Actual results may differ from these estimates.

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

There were no contract liabilities on the consolidated balance sheets at July 31, 2020 or July 31, 2019. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.

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

	Year Ended July 31,
(In thousands)	2020	2019	2018
Service revenues
United States	$1,714,724	$1,537,431	$1,385,238
International	232,416	218,263	193,264
Total service revenues	$1,947,140	$1,755,694	$1,578,502

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

	Year Ended July 31,
(In thousands)	2020	2019	2018
Vehicle sales
United States	$145,962	$119,138	$105,784
International	112,481	167,125	121,409
Total vehicle sales	$258,443	$286,263	$227,193

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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2018	$11,840
Balance as of Capitalized contract assets during the period	4,130
Balance as of Costs amortized during the period	(4,875)
Balance as of Effect of foreign currency exchange rates	(521)
Balance as of July 31, 2019	$10,574
Capitalized contract assets during the period	2,875
Costs amortized during the period	(3,541)
Effect of foreign currency exchange rates	172
Balance as of July 31, 2020	$10,080

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

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2018	$(107,928)
Loss on foreign currency translation	(24,601)
Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	11,441
Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and Revolving Loan Facility approximated their fair values as of July 31, 2020 and 2019, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8 — Long-Term Debt and Note 9 – Fair Value Measures.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations consists primarily of operating personnel (which includes yard management, clerical and yard employees) and their related benefits; rent; vehicle transportation; insurance; property related taxes; fuel; equipment maintenance and repair; and marketing costs directly related to the auction process.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management; accounting; data processing; sales personnel; professional services; marketing expenses; and system maintenance and enhancements.

Advertising

All advertising costs are expensed as incurred and are included in yard operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $7.7 million, $7.5 million, and $5.9 million for the years ended July 31, 2020, 2019 and 2018, respectively.

Other (Expense) Income

Other (expense) income consists primarily of interest expense; interest income; gains and losses from the disposal of fixed assets; earnings from unconsolidated affiliates; and currency related gains and losses.

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
The Company files annual income tax returns in multiple taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. The Company recognizes and measures uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), pursuant to which the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. ASC 740 further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, domestic certificates of deposit, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions.

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

Concentration of Credit Risk

Financial instruments, which subject the Company to potential credit risk, consist of its cash, cash equivalents, and restricted cash, short-term investments and accounts receivable. The Company adheres to its investment policy when placing investments. The investment policy has established guidelines to limit the Company’s exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, limiting investments in any one issuer or pooled fund and placing investments with maturities that maintain safety and liquidity. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes that the financial risks associated with these financial instruments are minimal.

The Company generally does not require collateral on its accounts receivable. The Company estimates its allowances for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company does not have off-balance sheet credit exposure related to its customers and to date. The Company has not experienced significant credit-related losses.

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2020, 2019 and 2018. As of July 31, 2020 and 2019, no customer accounted for more than 10% of the Company’s consolidated accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between seven and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives: three to seven years for internally developed or purchased software; three to twenty years for transportation and other equipment; three to five years for office furniture and equipment; and 7 to 40 years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under finance leases is included in depreciation expense.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. The Company has identified two reporting units, which are consistent with its two operating and reportable segments, U.S. and International. The Company evaluates goodwill for impairment annually as of the beginning of the fourth quarter, or when an indicator of impairment exists.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2020 and 2019, did not result in an impairment charge. This qualitative analysis, which is referred to as step zero under ASC 350, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; the impact of the COVID-19 pandemic; and relevant entity-specific events.

Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2020 and 2019 was $52.6 million and $39.4 million, respectively. Accumulated amortization expense related to software as of July 31, 2020 and 2019 totaled $33.5 million and $23.6 million, respectively. During the year ended July 31, 2018, the Company retired fully amortized capitalized software of $15.5 million, which were no longer being utilized.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods. The Company has elected to estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option, without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition the Monte Carlo simulation model was used. The Black-Scholes Merton option-pricing model utilized the following assumptions:

	July 31,
	2020			2019			2018
Expected life (in years)	5.4	—	5.7	5.3	—	6.6	5.3	—	6.9
Risk-free interest rate	0.29%	—	1.67%	1.80%	—	2.69%	1.88%	—	2.62%
Estimated volatility	21.7%	—	27.6%	21.6%	—	22.1%	19.7%	—	20.7%
Expected dividends	—%			—%			—%
Weighted average fair value at measurement date	$21.54			$15.47			$8.88

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

Net cash proceeds from the exercise of stock options were $71.6 million, $34.4 million and $44.5 million for the years ended July 31, 2020, 2019 and 2018, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2020, 2019 and 2018, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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

Recently Issued Accounting Pronouncements

Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The adoption of ASU 2018-02, in the first quarter of fiscal 2020, did not result in a reclassification from AOCI to retained earnings and did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for annual and interim periods within those annual reporting periods beginning after December 15, 2018 and adoption is to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Most of the Company’s operating lease commitments are subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company implemented policy elections and practical expedients as part of adopting ASU 2016-02 including: (i) excluding from the balance sheet leases with terms that are less than one year; (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease; (iii) the package of practical expedients, which allowed the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy U.S. GAAP; and (iv) the policy election that eliminated the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. The adoption of ASU 2016-02 resulted in the recording of a right-of-use asset and a lease liability in the first quarter of fiscal 2020, as a result of the application of the standard and did not have a material impact to the Company’s consolidated results of operations. See Note 4 — Leases for additional disclosures as a result of the adoption of the standard.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and must be applied on a modified retrospective basis. The Company’s adoption of ASU 2016-13 will not have a material impact on the Company’s consolidated results of operations and financial position.

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

NOTE 2 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2020	2019
Advance charges receivable	$260,196	$280,835
Trade accounts receivable	94,281	89,274
Other receivables	2,120	2,098
	356,597	372,207
Less: Allowance for doubtful accounts	(6,390)	(4,942)
Accounts receivable, net	$350,207	$367,265

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

The movements in the allowance for doubtful accounts were as follows:

	July 31,
(In thousands)	2020	2019	2018
Balance at beginning of year	$4,942	$5,444	$4,311
Charged to costs and expenses	5,591	2,409	4,255
Write-offs to bad debt	(4,143)	(2,911)	(3,122)
Balance at end of year	$6,390	$4,942	$5,444

NOTE 3 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2020	2019
Land	$1,235,315	$939,817
Buildings and improvements	932,976	686,615
Transportation and other equipment	274,422	236,282
Office furniture and equipment	70,926	63,200
Software	52,621	39,434
	2,566,260	1,965,348
Less: Accumulated depreciation and amortization	(624,541)	(537,622)
Property and equipment, net	$1,941,719	$1,427,726

Depreciation expense on property and equipment was $82.1 million, $66.8 million and $58.8 million for the years ended July 31, 2020, 2019 and 2018, respectively. Amortization expense of software was $10.4 million, $7.6 million and $5.7 million for the years ended July 31, 2020, 2019 and 2018, respectively. During the year ended July 31, 2018, the Company retired fully amortized capitalized software of $15.5 million, which were no longer being utilized.

NOTE 4 — Leases

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

Components of lease expense were as follows:

(In thousands)	Year Ended July 31, 2020
Operating lease expense	$31,628
Finance lease expense:
Amortization of right-of-use assets	882
Interest on finance lease liabilities	189
Short-term lease expense	8,555
Variable lease expense	1,635
Total lease expense	$42,889

Facilities rental expense for the years ended July 31, 2019 and 2018 was $30.6 million and $45.6 million, respectively under ASC 840, Operating Leases.

The components of right-of-use assets and lease liabilities on the consolidated balance sheet are as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$118,455
Finance lease right-of-use assets	Property and equipment, net	1,409
Total lease assets, net		$119,864

Operating lease liabilities - current	Current portion of operating lease liabilities	$24,821
Finance lease liabilities - current	Current portion of finance lease obligations	751
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	95,584
Finance lease liabilities - non-current	Long-term debt and finance lease obligations, net of discount	566
Total lease liabilities		$121,722
The weighted-average remaining lease terms and discount rates as of July 31, 2020 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	8.96	3.04%
Finance leases	1.83	1.85%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases as of July 31, 2020 were as follows (In thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$29,799
Operating cash flows related to finance leases	187
Financing cash flows related to finance leases	1,065
Right-of-use assets obtained in exchange for new operating lease liabilities	42,860
Right-of-use assets obtained in exchange for new finance lease liabilities	2,899

The annual maturities of the Company’s lease liabilities as of July 31, 2020 were as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2021	$768	$27,718
2022	534	22,619
2023	24	19,355
2024	13	14,980
2025	—	10,156
Thereafter	—	45,807
Total future lease commitments	$1,339	$140,635
Less: imputed interest	(22)	(20,230)
Present value of lease liabilities	$1,317	$120,405

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2020 were as follows:

Fiscal year (In thousands)	Operating leases
2021	$7,492
2022	6,221
2023	5,179
2024	5,115
2025	5,079
Thereafter	16,995
Total future lease payments receivable	$46,081

The cost of the leased space was $64.8 million as of July 31, 2020. The accumulated depreciation associated with the leased assets was $0.9 million as of July 31, 2020. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases for the year ended July 31, 2020, was $6.2 million, and is included within Service revenues on the consolidated statements of income.

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2020	2019
Beginning balance	$333,321	$337,235
Acquisitions during the period	5,713	563
Effect of foreign currency exchange rates	4,588	(4,477)
Ending balance	$343,622	$333,321

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed during the fourth quarter of fiscal 2020 and 2019 and goodwill was not impaired.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2020	2019	2020	2019	2020	2019	2020	2019
Amortized intangibles:
Supply contracts and customer relationships	$50,600	$49,109	$(16,780)	$(11,900)	$33,820	$37,209	8	9
Trade names	23,635	23,501	(10,075)	(8,010)	13,560	15,491	6	7
Licenses and databases	7,630	7,688	(7,238)	(5,232)	392	2,456	3	2
Total Intangibles	$81,865	$80,298	$(34,093)	$(25,142)	$47,772	$55,156

Aggregate amortization expense on intangible assets was $8.9 million, $10.5 million and $14.0 million for the years ended July 31, 2020, 2019 and 2018, respectively. During the year ended July 31, 2018, the Company recognized a $1.1 million charge primarily related to fully impairing a supply contract in the International segment.

Intangible amortization expense for the next five fiscal years based upon July 31, 2020 intangible assets is expected to be as follows (In thousands):

2021	$6,795
2022	6,138
2023	6,054
2024	5,842
2025	5,842
Thereafter	17,101
Total future intangible amortization expense	$47,772

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2020	2019
Accounts payable to sellers	$92,013	$68,427
Buyer deposits and prepayments	89,020	73,421
Trade accounts payable	40,906	45,520
Accrued compensation and benefits	42,053	41,400
Taxes payable	17,036	3,881
Accrued insurance	9,315	8,507
Other accrued liabilities	28,187	29,762
Total accounts payable and accrued expenses	$318,530	$270,918

The Company is required to charge for and to collect value added taxes ("VAT") on its sales on behalf of the various international taxing authorities. The Company records VAT that the Company has billed to the buyers as VAT payable. In addition, the Company is required to pay VAT on our purchases. The Company records VAT that is charged by its vendors as VAT receivable. The Company is required to file VAT returns on at least a quarterly basis with the various international taxing authorities and are entitled to claim the VAT charged by the Company's vendors as VAT credit and these credits can be applied to the Company's VAT payables billed to the buyers. Accordingly, these VAT payables and receivables are presented as net amounts for financial statement purposes.

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

On July 21, 2020, the Company entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent. The First Amended and Restated Credit Agreement amends certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016, as amended by the Second Amendment to Credit Agreement, dated as July 21, 2016. The First Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $1,050.0 million, and (b) an extension of the termination date of the revolving credit facility under the Credit Agreement from July 21, 2021 to July 21, 2023. The First Amended and Restated Credit Agreement additionally increased the pricing levels under the Credit Agreement to a range of 0.25% to 0.35% in the case of the commitment fee, 1.50% to 2.25% in the case of the applicable margin for Eurodollar Rate Loans, and 0.50% to 1.25% in the case of the applicable margin for base rate loans, in each case depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The principal purposes of these financing transactions were to increase the size and availability under the Company’s Revolving Loan Facility and to provide additional long-term financing. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.

The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of July 31, 2020 on the Company’s Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at July 31, 2020, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2020 and 2019.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Agreement as part of the First Amended and Restated Credit Agreement, dated July 21, 2020, among the Company, the subsidiary guarantors from time to time party thereto, and Bank of America, N.A., as collateral agent.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2020, the consolidated total net leverage ratio was (0.03):1. Minimum liquidity as of July 31, 2020 was $1.5 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2020.

Related to the execution of the First Amended and Restated Credit Agreement, the Company incurred $2.8 million in costs, which was capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and are classified as reductions of the outstanding liability.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of July 31, 2020, the consolidated total net leverage ratio was (0.03):1. Minimum liquidity as of July 31, 2020 was $1.5 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2020.

As of July 31, 2020, future payments on the Revolving Loan Facility and Note Purchase Agreement were as follows:

(In thousands)	July 31, (1)
2021	$—
2022	—
2023	—
2024	—
2025	100,000
Thereafter	300,000
Total future payments	$400,000
(1)Currently there are no outstanding balances on the Revolving Loan Facility.

NOTE 9 – Fair Value Measures
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2020		July 31, 2019
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$11,483	$11,483	$12,389	$12,389
Total Assets	$11,483	$11,483	$12,389	$12,389
Liabilities
Long-term fixed rate debt, including current portion	$399,698	$449,731	$399,638	$411,510
Total Liabilities	$399,698	$449,731	$399,638	$411,510

During the year ended July 31, 2020, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 8 — Long-Term Debt.

NOTE 10 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2020	2019	2018
Weighted average common shares outstanding	233,202	230,489	231,793
Effect of dilutive securities — stock options	5,454	9,964	10,084
Weighted average common and dilutive potential common shares outstanding	238,656	240,453	241,877

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,575,167; 3,045,000; and 4,788,004 options to purchase the Company’s common stock for the years ended July 31, 2020, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.

NOTE 11 — Stockholders’ Equity

General

The Company has authorized the issuance of 400 million shares of common stock, with a par value of $0.0001, of which 235,315,337 shares were issued and outstanding at July 31, 2020. As of July 31, 2020 and 2019, the Company had reserved 12,977,173 and 20,502,335 shares of common stock, respectively, for the issuance of options, restricted stock or restricted stock units granted under the Company’s stock option plans and 1,303,592 and 1,426,698 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2020 or 2019, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2020 and 2018, the Company did not repurchase any shares of its common stock under the program. For fiscal 2019, the Company repurchased 7,635,596 shares of its common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of July 31, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

In fiscal 2018, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. In fiscal 2019, the Company’s former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million, $45.6 million, and no amounts for the years ended July 31, 2020, 2019 and 2018, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

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

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 10 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2020, 2019 and 2018 was 123,106; 177,043; and 185,168; respectively. As of July 31, 2020, there were 8,776,482 shares of common stock issued pursuant to the ESPP and 1,303,592 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 32 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2020, 4,833,806 shares were available for grant under the Plan and the number of options that were in-the-money was 8,058,644 at July 31, 2020.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of the Company’s former President, and A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 3,000,000 and 4,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five year period. Each option became exercisable over five years, subject to continued service by Mr. Adair and the Company’s former President, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vesting monthly over the subsequent four years. On December 16, 2018, the option held by the Company’s former President became fully vested and on April 15, 2019, the option held by Mr. Adair became fully vested. The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total compensation expense recognized by the Company over the five year service period for these options was $38.8 million. The Company recognized no expense, $4.3 million, and $7.2 million in compensation expenses for these grants in the years ended July 31, 2020, 2019 and 2018, respectively.

In June 2020, the Compensation Committee of the Company’s Board of Directors, approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The grant was made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for five years. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vesting on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. The option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million.

The following table details stock-based compensation recognized by the Company for stock options and restricted stock awards:

	Year Ended July 31,
(In thousands)	2020	2019	2018
General and administrative	$17,567	$18,254	$19,351
Yard operations	5,755	5,191	3,870
Total stock-based compensation	$23,322	$23,445	$23,221

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2020 and 2019. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In accordance with ASC 718, Compensation - Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.

A summary of the status of the Company’s non-vested shares from stock option awards and its activity during the year ended July 31, 2020 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2019	4,209	$11.05
Grants of non-vested shares	1,175	24.89
Vested	(1,874)	9.98
Forfeitures or expirations	(207)	7.82
Non-vested shares at July 31, 2020	3,303	$17.58

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2020:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2019	14,552	$26.29	6.04	$745,592
Grants of options	1,175	85.45
Exercises	(7,461)	19.15
Forfeitures or expirations	(207)	29.95
Outstanding as of July 31, 2020	8,059	$41.44	6.72	$417,529

Exercisable as of July 31, 2020	4,756	$28.17	5.46	$309,493

Vested and expected to vest as of July 31, 2020	7,758	$41.14	6.77	$404,240

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2020 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2020. The aggregate intrinsic value of options exercised was $476.3 million, $215.4 million and $111.5 million in the years ended July 31, 2020, 2019 and 2018, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2020, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $49.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining term of 3.49 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of options vested for the years ended July 31, 2020, 2019 and 2018 was $19.2 million, $21.3 million and $19.1 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2020:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$12.48	—	$17.64	259	2.53	$14.26	258	$14.25
$17.73	—	$27.93	3,138	4.90	19.81	3,045	19.64
$30.97	—	$36.32	1,393	7.12	35.69	573	35.73
$43.96	—	$88.58	3,269	8.62	66.81	880	56.87
Outstanding as of July 31, 2020			8,059	6.72	$41.44	4,756	$28.17

The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s restricted stock for the for the year ended July 31, 2020:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2019	134	$56.62
Grants of restricted stock	68	82.33
Vested restricted stock	(74)	60.74
Forfeited restricted stock	(23)	59.03
Outstanding as of July 31, 2020	105	$69.86

NOTE 12 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2020	2019	2018
U.S.	$740,171	$634,874	$501,961
International	60,668	70,077	60,550
Total income before taxes	$800,839	$704,951	$562,511

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2020	2019	2018
Federal:
Current	$53,942	$59,848	$109,804
Deferred	21,019	27,779	17,094
	74,961	87,627	126,898
State:
Current	12,095	12,720	9,100
Deferred	565	702	(111)
	12,660	13,422	8,989
International:
Current	13,333	12,508	8,820
Deferred	(22)	(299)	(203)
	13,311	12,209	8,617
Income tax expense	$100,932	$113,258	$144,504

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2020	2019	2018
Federal statutory rate	21.0%	21.0%	26.9%
State income taxes, net of federal income tax benefit	1.6%	1.4%	1.3%
International rate differential	0.1%	0.3%	(0.8)%
Compensation and fringe benefits (1)	(11.2)%	(6.4)%	(3.5)%
GILTI, FDII, and transition tax	(0.3)%	(0.7)%	2.2%
Deferred tax remeasurement	—%	—%	(0.8)%
Other differences	1.4%	0.5%	0.4%
Effective tax rate	12.6%	16.1%	25.7%
(1)Included in the compensation and fringe benefits rate reconciliation is the impact of the Company’s adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this standard, all excess tax benefits and tax deficiencies related to exercises of stock options are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,141	$919
Accrued compensation and benefits	13,217	18,397
State taxes	460	559
Accrued other	4,763	3,312
Deferred revenue	1,950	1,322
Losses carried forward	15,092	7,631
Federal tax benefit	9,872	7,998
Total gross deferred tax assets	46,495	40,138
Less: Valuation allowance	(15,429)	(8,578)
Net deferred tax assets	31,066	31,560
Deferred tax liabilities:
Vehicle pooling costs	(15,291)	(15,731)
Property and equipment	(62,123)	(38,475)
Prepaid insurance	(1,411)	(987)
Intangibles and goodwill	(23,714)	(24,639)
Total gross deferred tax liabilities	(102,539)	(79,832)
Net deferred tax liabilities	$(71,473)	$(48,272)

The above net deferred tax assets and liabilities have been reflected in the accompanying consolidated balance sheets as follows:

	July 31,
(In thousands)	2020	2019
U.S. non-current liabilities	$(66,082)	$(44,499)
International non-current liabilities	(5,391)	(3,773)
Net deferred tax liabilities	$(71,473)	$(48,272)

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act included a one-time tax on accumulated unremitted earnings of the Company’s foreign subsidiaries (“Transition Tax”). In fiscal 2018, the Company recorded a $12.4 million Transition Tax charge. The Act reduced the federal statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in federal statutory tax rates for the Company of 21.0%, 21.0%, and 26.9% for fiscal years 2020, 2019 and 2018, respectively. In fiscal year 2018 the Company recorded a $4.3 million benefit to remeasure deferred taxes as of the enactment date of the Act to reflect the federal statutory rate reduction. In fiscal year 2019, the Company completed its accounting for the tax effects of the enactment of the Tax Act and recorded a discrete decrease in tax expense of $1.1 million, whose effect on the Company’s effective tax rate was immaterial.

The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impacted the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company's foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP, the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by GILTI provisions as a period expense.

The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s estimate for both GILTI and FDII did not materially impact the effective income tax rate or income tax expense for the fiscal year ended July 31, 2020 or 2019.

As of July 31, 2020 and 2019, the Company had foreign operating losses and a U.S. federal tax credit carryforward of $15.1 million and $8.2 million, respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. The U.S. federal related tax credit, if not used, would start to expire after 2026.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2020 and 2019 was $15.4 million and $8.6 million, respectively. The valuation allowance for deferred tax assets primarily related to operating losses in certain international jurisdictions and certain tax credits that are unlikely to be realized.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions:

	July 31,
(In thousands)	2020	2019	2018
Beginning balance	$27,537	$21,322	$19,269
Increases related to current year tax position	8,196	6,588	5,169
Prior year tax positions:
Prior year increase	6,390	800	554
Prior year decrease	(1,603)	(305)	(2,079)
Cash settlement	(1,182)	(534)	(519)
Lapse of statute of limitations	(3,215)	(334)	(1,072)
Ending balance	$36,123	$27,537	$21,322

As of July 31, 2020 and 2019, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $29.0 million and $22.0 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2020, 2019 and 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of $8.9 million, $7.6 million and $6.0 million, respectively.

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

The Act significantly lowered the additional federal income tax upon the repatriation of undistributed earnings generated by our foreign subsidiaries. As the Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2020, no deferred tax was therefore provided. Although the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings, which were $163.0 million as of July 31, 2020, nevertheless, it is not practical to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax.

The Company’s effective income tax rates were 12.6%, 16.1%, and 25.7% for fiscal 2020, 2019 and 2018, respectively. The Company’s U.S. federal statutory tax rate for fiscal year 2020 was 21.0% and was negatively impacted by $1.7 million of discrete tax items related to amending previously filed income tax returns. The effective tax rate for the fiscal year ending July 31, 2019, was computed based on a reduced blended U.S. federal statutory tax rate of 21.0% and was favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The effective tax rate for the fiscal year ending July 31, 2018, was computed based on a reduced blended U.S. federal statutory tax rate of 26.9% and included the effects of the Act. The tax rates were also impacted from the result of recognizing excess tax benefits from the exercise of employee stock options of $92.5 million, $46.1 million and $21.3 million, for the years ended July 31, 2020, 2019 and 2018, respectively.

NOTE 13 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2020
(In thousands)	United States	International	Total
Service revenues	$1,714,724	$232,416	$1,947,140
Vehicle sales	145,962	112,481	258,443
Total service revenues and vehicle sales	1,860,686	344,897	2,205,583
Yard operations	827,802	144,685	972,487
Cost of vehicle sales	135,095	90,199	225,294
General and administrative	149,012	42,691	191,703
Operating income	$748,777	$67,322	$816,099

Depreciation and amortization, excluding debt costs	$90,635	$10,755	$101,390
Capital expenditures, including acquisitions	568,472	35,202	603,674
Total assets	2,901,158	554,103	3,455,261
Goodwill	262,423	81,199	343,622

	Year Ended July 31, 2019
(In thousands)	United States	International	Total
Service revenues	$1,537,431	$218,263	$1,755,694
Vehicle sales	119,138	167,125	286,263
Total service revenues and vehicle sales	1,656,569	385,388	2,041,957
Yard operations	751,653	136,458	888,111
Cost of vehicle sales	112,268	143,236	255,504
General and administrative	151,854	30,013	181,867
Operating income	$640,794	$75,681	$716,475

Depreciation and amortization, excluding debt costs	$75,135	$9,760	$84,895
Capital expenditures, including acquisitions	311,472	63,156	374,628
Total assets	2,094,592	453,025	2,547,617
Goodwill	256,998	76,323	333,321

	Year Ended July 31, 2018
(In thousands)	United States	International	Total
Service revenues	$1,385,238	$193,264	$1,578,502
Vehicle sales	105,784	121,409	227,193
Total service revenues and vehicle sales	1,491,022	314,673	1,805,695
Yard operations	730,865	116,003	846,868
Cost of vehicle sales	101,130	95,331	196,461
General and administrative	144,140	32,750	176,890
Impairment of long-lived assets	—	1,131	1,131
Operating income	$514,887	$69,458	$584,345

Depreciation and amortization, excluding debt costs	$67,779	$10,819	$78,598
Capital expenditures, including acquisitions	255,868	40,829	296,697
Total assets	1,856,058	451,640	2,307,698
Goodwill	256,434	80,801	337,235

NOTE 14 — Commitments and Contingencies

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $24.6 million at July 31, 2020, which are primarily used to secure certain insurance obligations.

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

NOTE 16 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2020 and 2019.

NOTE 17 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $1.9 million, $1.7 million, and $0.9 million, for the years ended July 31, 2020, 2019 and 2018, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $1.2 million, $0.9 million, and $0.7 million for the years ended July 31, 2020, 2019 and 2018, respectively, related to this plan.

NOTE 18 — Quarterly Financial Information (Unaudited)(1)

	Fiscal Quarter
Fiscal Year 2020 (In thousands, except per share data)	First	Second	Third	Fourth
Total revenue	$554,424	$575,140	$550,360	$525,659
Gross profit	254,869	259,889	242,613	250,431
Operating income	205,391	209,892	195,101	205,715
Income before income taxes	202,082	205,074	191,800	201,883
Net income attributable to Copart, Inc.	218,180	168,707	147,487	165,533
Basic net income per common share	$0.94	$0.73	$0.63	$0.70
Diluted net income per common share	$0.91	$0.71	$0.62	$0.69

	Fiscal Quarter
Fiscal Year 2019 (In thousands, except per share data)	First	Second	Third	Fourth
Total revenue	$461,368	$484,898	$553,116	$542,575
Gross profit	195,918	208,226	251,579	242,619
Operating income	151,440	164,739	207,494	192,802
Income before income taxes	148,786	164,966	204,129	187,070
Net income attributable to Copart, Inc.	114,083	131,373	192,741	153,496
Basic net income per common share	$0.49	$0.57	$0.85	$0.67
Diluted net income per common share	$0.47	$0.55	$0.81	$0.64
(1)Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.