Form 10-Q
period 2020-10-31
COPART INC
filed 2020-11-20
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 19, 2020, 236,132,878 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2020

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2020	July 31, 2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$605,732	$477,718
Accounts receivable, net	407,897	350,207
Vehicle pooling costs	84,128	73,684
Inventories	28,244	20,080
Income taxes receivable	915	26,740
Prepaid expenses and other assets	11,260	15,330
Total current assets	1,138,176	963,759
Property and equipment, net	2,072,059	1,941,719
Operating lease right-of-use assets	112,275	118,455
Intangibles, net	45,864	47,772
Goodwill	342,576	343,622
Deferred income taxes	212	213
Other assets	30,026	39,721
Total assets	$3,741,188	$3,455,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$359,816	$318,530
Deferred revenue	9,476	8,233
Income taxes payable	12,640	3,709
Current portion of operating lease liabilities	24,011	24,821
Current portion of finance lease liabilities	1,593	751
Total current liabilities	407,536	356,044
Deferred income taxes	77,826	71,686
Income taxes payable	44,347	44,965
Operating lease liabilities, net of current portion	88,490	95,584
Long-term debt and finance lease liabilities, net of discount	411,845	397,036
Other liabilities	311	430
Total liabilities	1,030,355	965,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 236,118,007 and 235,315,337 shares issued and outstanding, respectively.	24	24
Additional paid-in capital	701,654	672,727
Accumulated other comprehensive loss	(128,494)	(121,088)
Retained earnings	2,137,649	1,937,853
Total stockholders’ equity	2,710,833	2,489,516
Total liabilities and stockholders’ equity	$3,741,188	$3,455,261
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2020	2019
Service revenues and vehicle sales:
Service revenues	$515,372	$487,856
Vehicle sales	77,568	66,568
Total service revenues and vehicle sales	592,940	554,424
Operating expenses:
Yard operations	231,811	240,791
Cost of vehicle sales	64,360	58,764
General and administrative	48,175	49,478
Total operating expenses	344,346	349,033
Operating income	248,594	205,391
Other expense:
Interest expense, net	(5,032)	(4,026)
Other income, net	3,253	717
Total other expense	(1,779)	(3,309)
Income before income taxes	246,815	202,082
Income tax expense (benefit)	46,530	(16,098)
Net income	$200,285	$218,180

Basic net income per common share	$0.85	$0.94
Weighted average common shares outstanding	235,791	231,169

Diluted net income per common share	$0.83	$0.91
Diluted weighted average common shares outstanding	239,968	238,662
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2020	2019
Comprehensive income, net of tax:
Net income	$200,285	$218,180
Other comprehensive income:
Foreign currency translation adjustments	(7,406)	13,239
Comprehensive income	$192,879	$231,419
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2020	235,315,337	$24	$672,727	$(121,088)	$1,937,853	$2,489,516
Net income	—	—	—	—	200,285	200,285
Currency translation adjustment	—	—	—	(7,406)	—	(7,406)
Exercise of stock options, net of repurchased shares	802,670	—	20,014	—	(489)	19,525
Stock-based compensation	—	—	8,913	—	—	8,913
Balances at October 31, 2020	236,118,007	$24	$701,654	$(128,494)	$2,137,649	$2,710,833

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$1,778,381
Net income	—	—	—	—	218,180	218,180
Currency translation adjustment	—	—	—	13,239	—	13,239
Exercise of stock options, net of repurchased shares	2,643,310	—	9,551	—	(98,285)	(88,734)
Stock-based compensation	—	—	5,533	—	—	5,533
Balances at October 31, 2019	232,433,578	$23	$587,643	$(119,290)	$1,458,223	$1,926,599
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$200,285	$218,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	29,227	23,704
Allowance for credit loss	(157)	382
Equity in (earnings) losses of unconsolidated affiliates	(1,741)	855
Stock-based compensation	8,913	5,533
Gain on sale of property and equipment	(1,230)	(272)
Deferred income taxes	6,239	4,839
Changes in operating assets and liabilities:
Accounts receivable	(57,860)	(25,408)
Vehicle pooling costs	(10,600)	(9,358)
Inventories	(8,259)	1,710
Prepaid expenses and other current and non-current assets	15,236	4,079
Operating lease right-of-use assets and lease liabilities	153	256
Accounts payable and accrued liabilities	42,880	16,587
Deferred revenue	1,251	(1,437)
Income taxes receivable	25,825	(28,740)
Income taxes payable	8,371	1,700
Other liabilities	—	(152)
Net cash provided by operating activities	258,533	212,458
Cash flows from investing activities:
Purchases of property and equipment	(147,093)	(131,793)
Proceeds from sale of property and equipment	271	283
Net cash used in investing activities	(146,822)	(131,510)
Cash flows from financing activities:
Proceeds from the exercise of stock options	20,014	12,620
Payments for employee stock-based tax withholdings	(489)	(101,354)
Payments of finance lease obligations	(327)	—
Net cash provided by (used in) financing activities	19,198	(88,734)
Effect of foreign currency translation	(2,895)	2,569
Net increase (decrease) in cash, cash equivalents, and restricted cash	128,014	(5,217)
Cash, cash equivalents, and restricted cash at beginning of period	477,718	186,319
Cash, cash equivalents, and restricted cash at end of period	$605,732	$181,102
Supplemental disclosure of cash flow information:
Interest paid	$4,762	$4,506
Income taxes paid, net of refunds	$6,157	$7,465
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2020
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (“the Company”) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, and from individuals. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of October 31, 2020 and July 31, 2020, its consolidated statements of income, comprehensive income and stockholders’ equity for the three months ended October 31, 2020 and 2019, and its cash flows for the three months ended October 31, 2020 and 2019. Interim results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2021. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Certain prior year amounts have been reclassified to conform to current year presentation.
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
There were no contract liabilities on the consolidated balance sheets at October 31, 2020 or July 31, 2020. The Company’s disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount and uncertainty of its revenues and cash flows are impacted by economic factors. The Company reports sales taxes on relevant transactions on a net basis in the Company’s consolidated results of operations, and therefore does not include sales taxes in revenues or costs.

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
No provision for returns has been established, as all sales are final with no right of return or warranty, although the Company provides for credit loss expense in the case of non-performance by its buyers or sellers.

	Three Months Ended October 31,
(In thousands)	2020	2019
Service revenues
United States	$450,235	$430,803
International	65,137	57,053
Total service revenues	$515,372	$487,856
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

	Three Months Ended October 31,
(In thousands)	2020	2019
Vehicle sales
United States	$47,020	$33,361
International	30,548	33,207
Total vehicle sales	$77,568	$66,568
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2020	$10,080
Capitalized contract assets during the period	100
Costs amortized during the period	(813)
Effect of foreign currency exchange rates	(180)
Balance as of October 31, 2020	$9,187
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	11,441
Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Loss on foreign currency translation	(7,406)
Cumulative loss on foreign currency translation as of October 31, 2020	$(128,494)
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. GAAP. In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, the Company considers fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of October 31, 2020 and July 31, 2020, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measures.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, domestic certificates of deposit, U.S. Treasury Bills, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions.
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
Total gross capitalized software as of October 31, 2020 and July 31, 2020 was $56.3 million and $52.6 million, respectively. Accumulated amortization expense related to software as of October 31, 2020 and July 31, 2020 totaled $36.3 million and $33.5 million, respectively.
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2020	July 31, 2020
Advance charges receivable	$314,371	$260,196
Trade accounts receivable	97,583	94,281
Other receivables	2,455	2,120
	414,409	356,597
Less: Allowance for credit loss	(6,512)	(6,390)
Accounts receivable, net	$407,897	$350,207
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	October 31, 2020	July 31, 2020
Land	$1,333,008	$1,235,315
Buildings and improvements	974,524	932,976
Transportation and other equipment	282,923	274,422
Office furniture and equipment	73,779	70,926
Software	56,346	52,621
	2,720,580	2,566,260
Less: Accumulated depreciation and amortization	(648,521)	(624,541)
Property and equipment, net	$2,072,059	$1,941,719
Depreciation expense on property and equipment was $27.1 million and $20.5 million for the three months ended October 31, 2020 and 2019, respectively.

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
Components of lease expense were as follows:

	Three Months Ended October 31,
(In thousands)	2020	2019
Operating lease expense	$7,257	$7,976
Finance lease expense:
Amortization of right-of-use assets	167	155
Interest on finance lease liabilities	21	7
Short-term lease expense	1,245	1,995
Variable lease expense	539	144
Total lease expense	$9,229	$10,277
Supplemental cash flow information related to leases as of October 31, 2020 were as follows:

	Three Months Ended October 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$7,856	$7,753
Operating cash flows related to finance leases	21	7
Financing cash flows related to finance leases	327	159
Right-of-use assets obtained in exchange for new operating lease liabilities	5,672	9,009
Right-of-use assets obtained in exchange for new finance lease liabilities	15,761	—

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
The cost of the leased space as of October 31, 2020 and July 31, 2020 was $61.1 million and $64.8 million, respectively. The accumulated depreciation associated with the leased assets as of October 31, 2020 and July 31, 2020 was $1.3 million and $0.9 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $3.6 million and zero for the three months ended October 31, 2020 and 2019, respectively. and is included within Service revenues on the consolidated statements of income.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2020	July 31, 2020
Amortized intangibles:
Supply contracts and customer relationships	$50,444	$50,600
Trade names	23,615	23,635
Licenses and databases	7,624	7,630
Accumulated amortization	(35,819)	(34,093)
Net intangibles	$45,864	$47,772
Aggregate amortization expense on amortizable intangible assets was $1.8 million and $2.5 million for the three months ended October 31, 2020 and 2019, respectively.
The change in the carrying amount of goodwill was as follows (In thousands):

Balance as of July 31, 2020	$343,622
Effect of foreign currency exchange rates	(1,046)
Balance as of October 31, 2020	$342,576
NOTE 6 – Long-Term Debt
Credit Agreement
On December 3, 2014, the Company entered into a Credit Agreement (as amended from time to time, the “Credit Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million (the “Revolving Loan Facility”), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Loan”).
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
On July 21, 2016, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016. The Second Amendment to Credit Agreement provided for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021, and (d) increased covenant flexibility. Concurrent with the closing of the Second Amendment to Credit Agreement, the Company prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty.
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
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of October 31, 2020 on the Company’s Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at October 31, 2020, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2020 or July 31, 2020.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2020, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of October 31, 2020 was $1.6 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2020.

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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of October 31, 2020, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of October 31, 2020 was $1.6 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2020.
NOTE 7 – Fair Value Measures
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	October 31, 2020		July 31, 2020
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$411,149	$411,159	$11,483	$11,483
Total Assets	$411,149	$411,159	$11,483	$11,483
Liabilities
Long-term fixed rate debt, including current portion	$399,707	$441,373	$399,698	$449,731
Total Liabilities	$399,707	$441,373	$399,698	$449,731
During the three months ended October 31, 2020, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.

NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2020	2019
Weighted average common shares outstanding	235,791	231,169
Effect of dilutive securities	4,177	7,493
Weighted average common and dilutive potential common shares outstanding	239,968	238,662
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,350,000 and 50,000 options to purchase the Company’s common stock for the three months ended October 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.
NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards, without a market condition, on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2020:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2020	8,059	$41.44	6.72	$417,529
Grants of options	350	106.30
Exercises	(771)	25.97
Forfeitures or expirations	(205)	47.53
Outstanding as of October 31, 2020	7,433	$45.93	6.75	$478,932
Exercisable as of October 31, 2020	4,217	$29.83	5.36	$339,548
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 7,433,309 at October 31, 2020.
In June 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vesting on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. As of October 31, 2020, the market based vesting was met. The option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $4.3 million in compensation expense for this grant in the three months ended October 31, 2020.
The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended October 31,
(In thousands)	2020	2019
General and administrative	$7,382	$4,441
Yard operations	1,531	1,092
Total stock-based compensation	$8,913	$5,533
In accordance with ASC 718, Compensation – Stock Compensation, the Company made an estimate of expected forfeitures and recognized compensation cost only for those equity awards expected to vest.
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.
The following is a summary of activity for the Company’s RSA’s and RSU’s for the three months ended October 31, 2020:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2020	105	$69.86
Grants	26	115.58
Vested	(13)	76.35
Forfeitures or expirations	(5)	59.15
Outstanding as of October 31, 2020	113	$79.80
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2020 or 2019. As of October 31, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million during the three months ended October 31, 2019, to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.
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
The Company’s effective income tax rates were 18.9% and (8.0)% for the three months ended October 31, 2020 and 2019, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from the exercise of employee stock options of $11.8 million and $62.4 million for the three months ended October 31, 2020 and 2019, respectively.
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
NOTE 12 – Recent Accounting Pronouncements
Pending
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU 2017-04 amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, entities should perform their annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment if the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 was effective for fiscal years beginning after December 15, 2019. The Company’s adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated results of operations and financial position.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than the previous incurred loss approach, which required waiting to recognize a loss until it was probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This pronouncement was effective for fiscal years beginning after December 15, 2019, and was required to be applied on a modified retrospective basis. The Company’s adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated results of operations, financial position, and related disclosures.
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
The following table presents financial information by segment:

	Three Months Ended October 31, 2020			Three Months Ended October 31, 2019
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$450,235	$65,137	$515,372	$430,803	$57,053	$487,856
Vehicle sales	47,020	30,548	77,568	33,361	33,207	66,568
Total service revenues and vehicle sales	497,255	95,685	592,940	464,164	90,260	554,424
Yard operations	194,419	37,392	231,811	204,830	35,961	240,791
Cost of vehicle sales	41,506	22,854	64,360	31,072	27,692	58,764
General and administrative	38,091	10,084	48,175	39,212	10,266	49,478
Operating income	$223,239	$25,355	$248,594	$189,050	$16,341	$205,391

Depreciation and amortization	$26,105	$2,844	$28,949	$20,567	$2,447	$23,014
Capital expenditures	122,459	24,634	147,093	113,266	18,527	131,793

	October 31, 2020			July 31, 2020
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$3,161,943	$579,245	$3,741,188	$2,901,158	$554,103	$3,455,261
Goodwill	262,423	80,153	342,576	262,423	81,199	343,622

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
We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, and from individuals. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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
From a financial perspective, our operating results were adversely affected by lower processed vehicle volume, but these adverse effects were more than offset by corresponding increases in vehicle average sales prices. Although we initially saw substantial declines in vehicle assignments following the onset of the COVID-19 pandemic, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe, we are now seeing vehicle assignment volumes recovering and approaching pre-pandemic levels. We cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven.

Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. We adjusted, but did not make material modifications to, our operating expenses to be able to continue providing employment for our employees, service to our sellers, and process incoming vehicles for sale in future quarters. The pandemic may have an adverse effect on our future revenues, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. We believe that he longer-term impact on our business will depend on potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally, and the potential availability, among other things, of vaccines or treatments, none of which we can predict. For a further discussion of risks to our business and operating results arising from the pandemic, please see the section of this Quarterly Report on Form 10-Q captioned “Risk Factors.”
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
Other (Expense) Income: Other (expense) income consists primarily of interest expense on long-term debt, see Notes to Unaudited Consolidated Financial Statements, Note 6 – Long-Term Debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.
Liquidity and Cash Flows: Our primary source of working capital is cash operating results and debt financing. The primary source of our liquidity is our cash and cash equivalents and Revolving Loan Facility. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and (xiii) other macroeconomic factors such as COVID-19. These factors are further discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.
Potential internal sources of additional working capital and liquidity are the sale of assets or the issuance of shares through option exercises and shares issued under our Employee Stock Purchase Plan. A potential external source of additional working capital and liquidity is the issuance of additional debt or equity. However, we cannot predict if these sources will be available in the future or on commercially acceptable terms.
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
The following tables set forth operational facilities that we have opened and began operations from August 1, 2019 through October 31, 2020:

United States Locations	Date
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020
Salt Lake City, Utah	May 2020
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020

International Locations	Geographic Service Area	Date
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
São Paulo, São Paulo	Brazil	May 2020
The period-to-period comparability of our consolidated operating results and financial position is affected by business acquisitions, new openings, weather and product introductions during such periods.
In addition to growth through business acquisitions, we seek to increase revenues and profitability by, among other things, (i) acquiring and developing additional vehicle storage facilities in key markets, including foreign markets; (ii) pursuing global, national, and regional vehicle seller agreements; (iii) increasing our service offerings; and (iv) expanding the application of VB3 into new markets. In addition, we implement our pricing structure and auction procedures, and attempt to introduce cost efficiencies at each of our acquired facilities by implementing our operational procedures, integrating our management information systems, and redeploying personnel, when necessary.
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
	2020	2019
Service revenues and vehicle sales:
Service revenues	87%	88%
Vehicle sales	13%	12%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	39%	43%
Cost of vehicle sales	11%	11%
General and administrative	8%	9%
Total operating expenses	58%	63%
Operating income	42%	37%
Other expense	—%	(1)%
Income before income taxes	42%	36%
Income taxes	8%	(3)%
Net income	34%	39%
Comparison of the Three Months Ended October 31, 2020 and 2019
The following table presents a comparison of service revenues for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
Service revenues
United States	$450,235	$430,803	$19,432	4.5%
International	65,137	57,053	8,084	14.2%
Total service revenues	$515,372	$487,856	$27,516	5.6%
Service Revenues. The increase in service revenues during the three months ended October 31, 2020 of $27.5 million, or 5.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $19.4 million and (ii) an increase in International of $8.1 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car partially offset by (ii) a decrease in volume. The decrease in volume in the U.S. was driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined. Excluding the beneficial impact of $0.9 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rates, the growth in International of $7.2 million was driven primarily by increased revenue per car partially offset by decreased volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined.

The following table presents a comparison of vehicle sales for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
Vehicle sales
United States	$47,020	$33,361	$13,659	40.9%
International	30,548	33,207	(2,659)	(8.0)%
Total vehicle sales	$77,568	$66,568	$11,000	16.5%
Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2020 of $11.0 million, or 16.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $13.7 million partially offset by (ii) a decrease in International of $2.7 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold and increased demand. Excluding a beneficial impact of $1.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decline in International of $4.3 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts, COVID-19’s impact on volume, which reduced accident volume as miles driven declined, and a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
Yard operations expenses
United States	$194,419	$204,830	$(10,411)	(5.1)%
International	37,392	35,961	1,431	4.0%
Total yard operations expenses	$231,811	$240,791	$(8,980)	(3.7)%

Yard operations expenses, excluding depreciation and amortization
United States	$173,711	$189,933	$(16,222)	(8.5)%
International	34,806	34,038	768	2.3%

Yard depreciation and amortization
United States	$20,708	$14,897	$5,811	39.0%
International	2,586	1,923	663	34.5%
Yard Operations Expenses. The decrease in yard operations expense for the three months ended October 31, 2020 of $9.0 million, or 3.7%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $10.4 million partially offset by (ii) an increase in International of $1.4 million. The decrease in the U.S. compared to the same period last year relates primarily to declines in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined, partially offset by an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car, partially offset by a decline in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined, and the detrimental impact of $0.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, European Union euro, and Brazilian real to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
Cost of vehicle sales
United States	$41,506	$31,072	$10,434	33.6%
International	22,854	27,692	(4,838)	(17.5)%
Total cost of vehicle sales	$64,360	$58,764	$5,596	9.5%

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2020 of $5.6 million, or 9.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $10.4 million partially offset by (ii) a decrease in International of $4.8 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold and increased demand. Excluding the detrimental impact of $1.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decrease in International of $3.6 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts, COVID-19’s impact on volume, which reduced accident volume as miles driven declined, and a change in the mix of vehicles sold.
The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
General and administrative expenses
United States	$38,091	$39,212	$(1,121)	(2.9)%
International	10,084	10,266	(182)	(1.8)%
Total general and administrative expenses	$48,175	$49,478	$(1,303)	(2.6)%

General and administrative expenses, excluding depreciation and amortization
United States	$32,694	$33,542	$(848)	(2.5)%
International	9,826	9,742	84	0.9%

General and administrative depreciation and amortization
United States	$5,397	$5,670	$(273)	(4.8)%
International	258	524	(266)	(50.8)%
General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended October 31, 2020 of $1.3 million, or 2.6%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $1.1 million and (ii) a decrease in International of $0.2 million. Excluding depreciation and amortization, the increase in International of $0.1 million resulted primarily from the expansion of our European businesses and increases in payroll taxes from the exercise of employee stock options partially offset by decreases in travel costs. The decrease in the U.S. of $0.8 million resulted primarily from decreases in payroll taxes from the exercise of employee stock options and travel costs partially offset by increases in stock compensation and supporting our continued growth initiatives. The decrease in depreciation and amortization expenses for the three months ended October 31, 2020 as compared to the same period last year resulted primarily from fully depreciating certain corporate and technology assets in the U.S. and International locations.
The following table summarizes total other expense and income taxes for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
Total other expense	$(1,779)	$(3,309)	$1,530	(46.2)%
Income taxes	46,530	(16,098)	62,628	(389.0)%
Other Expense. The decrease in total other expense for the three months ended October 31, 2020 of $1.5 million as compared to the same period last year was primarily due to earnings of unconsolidated affiliates partially offset by increased interest expense as a result of the increased size of our Revolving Loan Facility and lower interest income earned in the current year.
Income Taxes. Our effective income tax rates were 18.9%, and (8.0)% for the three months ended October 31, 2020 and 2019, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from the exercise of employee stock options of $11.8 million and $62.4 million for the three months ended October 31, 2020 and 2019, respectively. See Note 11 – Income Taxes.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2020 and July 31, 2020 and for the three months ended October 31, 2020 and 2019, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2020	July 31, 2020	Change	% Change
Cash, cash equivalents, and restricted cash	$605,732	$477,718	$128,014	26.8%
Working capital	730,640	607,715	122,925	20.2%

	Three Months Ended October 31,
(In thousands)	2020	2019	Change	% Change
Operating cash flows	$258,533	$212,458	$46,075	21.7%
Investing cash flows	(146,822)	(131,510)	(15,312)	(11.6)%
Financing cash flows	19,198	(88,734)	107,932	121.6%

Capital expenditures	$(147,093)	$(131,793)	$(15,300)	(11.6)%
Cash, cash equivalents, and restricted cash and working capital increased $128.0 million and $122.9 million at October 31, 2020, respectively, as compared to July 31, 2020. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures and payments for employee stock-based tax withholdings. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments partially offset by capital expenditures, certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which the insurance companies salvage rather than repair. During the winter months, most of our facilities process 5% to 20% more vehicles than at other times of the year. Severe weather events, including but not limited to tornadoes, hurricanes, and hailstorms, can also impact our volumes. These increased volumes require the increased use of our cash to pay out advances and handling costs of the additional business.
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
As of October 31, 2020, $136.8 million of the $605.7 million of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for the three months ended October 31, 2020 as compared to the same period in 2019 due to improved cash operating results primarily from an increase in service revenues, declines in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of net income taxes receivable of $61.2 million primarily related to excess tax benefits from stock option exercises; decreases in funds used to pay accounts payable of $26.3 million; and increases in funds primarily used to pay land acquisition deposits of $11.2 million; partially offset by a decrease in funds received in accounts receivable of $32.5 million and a decrease in cash generated from the sale of inventory of $11.2 million.
Net cash used in investing activities increased for the three months ended October 31, 2020 as compared to the same period in 2019 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities and standardize the appearance of existing locations.
Net cash provided by (used in) financing activities increased for the three months ended October 31, 2020 as compared to the same period in 2019 due primarily to lower payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases" partially offset by an increase in proceeds from the exercise of stock options.
Credit Agreement
On December 3, 2014, we entered into a Credit Agreement (as amended from time to time, the “Credit Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Credit Agreement provided for (a) a secured revolving loan facility in an aggregate principal amount of up to $300.0 million (the “Revolving Loan Facility”), and (b) a secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Loan”).
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
On July 21, 2016, we entered into a Second Amendment to Credit Agreement (the “Second Amendment to Credit Agreement”) with Wells Fargo Bank, National Association, SunTrust Bank, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank). The Second Amendment to Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016. The Second Amendment to Credit Agreement provided for, among other things, (a) an increase in the secured revolving credit commitments by $500.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $850.0 million, (b) the repayment of existing term loans outstanding under the Credit Agreement, (c) an extension of the termination date of the revolving credit facility under the Credit Agreement from March 15, 2021 to July 21, 2021, and (d) increased covenant flexibility. Concurrent with the closing of the Second Amendment to Credit Agreement, we prepaid in full the outstanding $242.5 million principal amount of the Term Loan and Incremental Term Loan under the Credit Agreement without premium or penalty.
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

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of October 31, 2020 on our Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at October 31, 2020, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2020 or July 31, 2020.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2020, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of October 31, 2020 was $1.6 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of October 31, 2020.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of October 31, 2020, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of October 31, 2020 was $1.6 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2020.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2020 or 2019. As of October 31, 2020, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company’s Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million during the three months ended October 31, 2019, to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.
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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no significant changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the SEC on September 28, 2020. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 12 – Recent Accounting Pronouncements.

Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 28, 2020.
Off-Balance Sheet Arrangements
As of October 31, 2020, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 28, 2020.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statement, Note 13 – Legal Proceedings included in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
Risks Related to Our Business and Industry
The worldwide COVID-19 pandemic may have an adverse impact on our near-term revenues principally as a result of lower auction inventories. The geographic extent, length, and economic impact of the pandemic is unknown, but it has the potential to adversely affect our business and operating results.
After the initial onset of the COVID-19 pandemic, we saw substantial declines in vehicle assignments, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe. We cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven.
Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. To date, we have not made modifications that materially affect our operating expenses, and while we regularly monitor them, we may not be able to respond with sufficient speed to align revenues and operating expenses when necessary, which could result in a drop in our stock price as a result of our operating or net income for one or more fiscal periods being less than market expectations. Additional, non-exclusive examples of pandemic-related factors that could adversely affect our future business or operating results include the potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the three months ended October 31, 2020, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position, or cash flows.
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
We believe that the implementation of our proprietary auction technologies across our operations over the last decade had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base, increasing the average selling price for vehicles sold through our sales, and lowering expenses associated with vehicle sales. e
We implemented our online system across all of our U.S., Canada, and U.K. salvage yards beginning in fiscal 2004 and 2008, respectively, and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2021, we opened four new operational facilities in the U.S. In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman, A. Jayson Adair, our Chief Executive Officer, and Jeffrey Liaw, our President, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.
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
Risks Related to Regulatory Compliance and Legal Matters
Our business activities and public policy interests expose us to political, regulatory, economic, and reputational risks.
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
In addition, certain acquisitions in the U.K. may be reviewed by the Competition and Markets Authority (“U.K. Regulator”). If an inquiry is made by the U.K. Regulator, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in the U.K. market. Although we believe that there will not be a substantial lessening of competition in the U.K. market, based on our analysis of the relevant U.K. markets, there can be no assurance that the U.K. Regulator will agree with us if it decides to make an inquiry. If the U.K. Regulator determines that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in the U.K. market, we could be required to divest some portion of our U.K. assets. In the event of a divestiture order by the U.K. Regulator, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.
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
We are subject to taxation at the federal, state, provincial, and local levels in the U.S., the U.K., and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. We have been subject to audits and challenges from applicable federal, state, or foreign tax authorities in the past, and may be subject to similar audits and challenges in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.
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
Risks Related to Our Intellectual Property and Technology
Our internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, financial position, or results of operations.
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
Decreased utility of internally developed capitalized software could adversely affect our consolidated results of operations and financial condition.
We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be expensed, in part or in full.
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
Risks Related to Ownership of Our Common Stock
Our annual and quarterly performance may fluctuate, causing the price of our stock to decline.
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
•    military actions;
•    natural and man-made disasters;
•    public health issues, including COVID-19 and other pandemics; and
•    political issues.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 12% of our common stock as of October 31, 2020. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
General Risk Factors
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
a)Exhibits

3.1		Copart, Inc. Certificate of Incorporation
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3		Bylaws of Copart, Inc.
4.1		Description of Capital Stock
10.1	*(2)	Executive Officer Employment Agreement, effective October 5, 2020, between the Registrant and John North
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)		Portions of this exhibit have been redacted in compliance with Regulation S-K Item 610(b)(10)(iv).

*    Management contract, plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ John North
John North, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: November 20, 2020