Form 10-Q
period 2021-01-31
COPART INC
filed 2021-02-24
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 22, 2021, 236,316,965 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2021

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$616,403	$477,718
Accounts receivable, net	462,405	350,207
Vehicle pooling costs	92,928	73,684
Inventories	30,203	20,080
Income taxes receivable	6,498	26,740
Prepaid expenses and other assets	17,030	15,330
Total current assets	1,225,467	963,759
Property and equipment, net	2,175,346	1,941,719
Operating lease right-of-use assets	107,602	118,455
Intangibles, net	44,270	47,772
Goodwill	346,966	343,622
Deferred income taxes	221	213
Other assets	34,566	39,721
Total assets	$3,934,438	$3,455,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$324,108	$318,530
Deferred revenue	14,431	8,233
Income taxes payable	8,672	3,709
Current portion of operating lease liabilities	22,554	24,821
Current portion of finance lease liabilities	1,250	751
Total current liabilities	371,015	356,044
Deferred income taxes	81,316	71,686
Income taxes payable	51,177	44,965
Operating lease liabilities, net of current portion	85,307	95,584
Long-term debt and finance lease liabilities, net of discount	402,703	397,036
Other liabilities	328	430
Total liabilities	991,846	965,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 236,307,042 and 235,315,337 shares issued and outstanding, respectively.	24	24
Additional paid-in capital	718,497	672,727
Accumulated other comprehensive loss	(106,720)	(121,088)
Retained earnings	2,330,791	1,937,853
Total stockholders’ equity	2,942,592	2,489,516
Total liabilities and stockholders’ equity	$3,934,438	$3,455,261
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Service revenues and vehicle sales:
Service revenues	$532,601	$510,034	$1,047,973	$997,890
Vehicle sales	84,430	65,106	161,998	131,674
Total service revenues and vehicle sales	617,031	575,140	1,209,971	1,129,564
Operating expenses:
Yard operations	235,904	257,351	467,715	498,142
Cost of vehicle sales	73,629	57,900	137,989	116,664
General and administrative	49,277	49,997	97,452	99,475
Total operating expenses	358,810	365,248	703,156	714,281
Operating income	258,221	209,892	506,815	415,283
Other expense:
Interest expense, net	(4,849)	(4,464)	(9,881)	(8,490)
Other income, net	(920)	(354)	2,333	363
Total other expense	(5,769)	(4,818)	(7,548)	(8,127)
Income before income taxes	252,452	205,074	499,267	407,156
Income tax expense	59,012	36,367	105,542	20,269
Net income	$193,440	$168,707	$393,725	$386,887

Basic net income per common share	$0.82	$0.73	$1.67	$1.67
Weighted average common shares outstanding	236,152	232,671	235,971	231,920

Diluted net income per common share	$0.81	$0.71	$1.64	$1.62
Diluted weighted average common shares outstanding	240,280	238,470	240,124	238,566
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2021	2020	2021	2020
Comprehensive income, net of tax:
Net income	$193,440	$168,707	$393,725	$386,887
Other comprehensive income:
Foreign currency translation adjustments	21,774	(580)	14,368	12,659
Comprehensive income	$215,214	$168,127	$408,093	$399,546
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2020	235,315,337	$24	$672,727	$(121,088)	$1,937,853	$2,489,516
Net income	—	—	—	—	200,285	200,285
Currency translation adjustment	—	—	—	(7,406)	—	(7,406)
Exercise of stock options, net of repurchased shares	802,670	—	20,014	—	(489)	19,525
Stock-based compensation	—	—	8,913	—	—	8,913
Balances at October 31, 2020	236,118,007	24	701,654	(128,494)	2,137,649	2,710,833
Net income	—	—	—	—	193,440	193,440
Currency translation adjustment	—	—	—	21,774	—	21,774
Exercise of stock options, net of repurchased shares	121,158	—	3,098	—	(298)	2,800
Stock-based compensation	—	—	8,865	—	—	8,865
Shares issued for Employee Stock Purchase Plan	67,877	—	4,880	—	—	4,880
Balances at January 31, 2021	236,307,042	$24	$718,497	$(106,720)	$2,330,791	$2,942,592

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$1,778,381
Net income	—	—	—	—	218,180	218,180
Currency translation adjustment	—	—	—	13,239	—	13,239
Exercise of stock options, net of repurchased shares	2,643,310	—	9,551	—	(98,285)	(88,734)
Stock-based compensation	—	—	5,533	—	—	5,533
Balances at October 31, 2019	232,433,578	23	587,643	(119,290)	1,458,223	1,926,599
Net income	—	—	—	—	168,707	168,707
Currency translation adjustment	—	—	—	(580)	—	(580)
Exercise of stock options, net of repurchased shares	1,141,040	—	19,975	—	(68)	19,907
Stock-based compensation	—	—	6,141	—	—	6,141
Shares issued for Employee Stock Purchase Plan	62,067	—	3,955	—	—	3,955
Balances at January 31, 2020	233,636,685	$23	$617,714	$(119,870)	$1,626,862	$2,124,729
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$393,725	$386,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	60,898	48,097
Allowance for credit loss	213	1,301
Equity in (earnings) losses of unconsolidated affiliates	(1,343)	3,124
Stock-based compensation	17,778	11,674
Gain on sale of property and equipment	(1,145)	(1,315)
Deferred income taxes	9,442	6,719
Changes in operating assets and liabilities:
Accounts receivable	(111,148)	(78,510)
Vehicle pooling costs	(19,099)	(13,921)
Inventories	(9,772)	2,765
Prepaid expenses and other current and non-current assets	5,802	7,184
Operating lease right-of-use assets and lease liabilities	470	331
Accounts payable and accrued liabilities	10,041	24,862
Deferred revenue	6,098	1,021
Income taxes receivable	20,243	(48,722)
Income taxes payable	10,838	5,794
Other liabilities	—	(371)
Net cash provided by operating activities	393,041	356,920
Cash flows from investing activities:
Purchases of property and equipment	(283,214)	(400,352)
Proceeds from sale of property and equipment	129	1,639
Net cash used in investing activities	(283,085)	(398,713)
Cash flows from financing activities:
Proceeds from the exercise of stock options	23,112	32,594
Proceeds from the issuance of Employee Stock Purchase Plan shares	4,880	3,955
Payments for employee stock-based tax withholdings	(787)	(101,422)
Net proceeds on revolving loan facility	—	13,600
Payments of finance lease obligations	(622)	—
Net cash provided by (used in) financing activities	26,583	(51,273)
Effect of foreign currency translation	2,146	258
Net increase (decrease) in cash, cash equivalents, and restricted cash	138,685	(92,808)
Cash, cash equivalents, and restricted cash at beginning of period	477,718	186,319
Cash, cash equivalents, and restricted cash at end of period	$616,403	$93,511
Supplemental disclosure of cash flow information:
Interest paid	$7,614	$9,007
Income taxes paid, net of refunds	$64,860	$57,591
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2021
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (“the Company”) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, and from some individuals. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, the Company sells directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of January 31, 2021 and July 31, 2020, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and six months ended January 31, 2021 and 2020, and its cash flows for the six months ended January 31, 2021 and 2020. Interim results for the three and six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2021. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2021	2020	2021	2020
Service revenues
United States	$465,423	$447,345	$915,658	$878,148
International	67,178	62,689	132,315	119,742
Total service revenues	$532,601	$510,034	$1,047,973	$997,890
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2021	2020	2021	2020
Vehicle sales
United States	$52,500	$35,392	$99,520	$68,753
International	31,930	29,714	62,478	62,921
Total vehicle sales	$84,430	$65,106	$161,998	$131,674
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2020	$10,080
Capitalized contract assets during the period	100
Costs amortized during the period	(1,681)
Effect of foreign currency exchange rates	197
Balance as of January 31, 2021	$8,696
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	11,441
Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	14,368
Cumulative loss on foreign currency translation as of January 31, 2021	$(106,720)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of January 31, 2021 and July 31, 2020, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measures.

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
Total gross capitalized software as of January 31, 2021 and July 31, 2020 was $60.0 million and $52.6 million, respectively. Accumulated amortization expense related to software as of January 31, 2021 and July 31, 2020 totaled $39.9 million and $33.5 million, respectively.
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2021	July 31, 2020
Advance charges receivable	$368,360	$260,196
Trade accounts receivable	98,412	94,281
Other receivables	2,587	2,120
	469,359	356,597
Less: Allowance for credit loss	(6,954)	(6,390)
Accounts receivable, net	$462,405	$350,207
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	January 31, 2021	July 31, 2020
Land	$1,378,632	$1,235,315
Buildings and improvements	1,040,993	932,976
Transportation and other equipment	301,333	274,422
Office furniture and equipment	75,184	70,926
Software	60,043	52,621
	2,856,185	2,566,260
Less: Accumulated depreciation and amortization	(680,839)	(624,541)
Property and equipment, net	$2,175,346	$1,941,719
Depreciation expense on property and equipment was $29.7 million and $22.0 million for the three months ended January 31, 2021 and 2020, respectively, and $56.8 million and $42.5 million for the six months ended January 31, 2021 and 2020, respectively.

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
Components of lease expense were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2021	2020	2021	2020
Operating lease expense	$7,024	$7,706	$14,281	$15,682
Finance lease expense:
Amortization of right-of-use assets	167	157	334	312
Interest on finance lease liabilities	23	7	44	14
Short-term lease expense	1,023	1,297	2,268	3,292
Variable lease expense	395	675	934	819
Total lease expense	$8,632	$9,842	$17,861	$20,119
Supplemental cash flow information related to leases as of January 31, 2021 were as follows:

	Six Months Ended January 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$14,597	$14,797
Operating cash flows related to finance leases	17	14
Financing cash flows related to finance leases	622	312
Right-of-use assets obtained in exchange for new operating lease liabilities	12,812	13,601
Right-of-use assets obtained in exchange for new finance lease liabilities	6,251	—

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
The cost of the leased space as of January 31, 2021 and July 31, 2020 was $57.9 million and $64.8 million, respectively. The accumulated depreciation associated with the leased assets as of January 31, 2021 and July 31, 2020 was $1.6 million and $0.9 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $3.6 million and $0.6 million for the three months ended January 31, 2021 and 2020, respectively, and $7.2 million and $0.6 million for the six months ended January 31, 2021 and 2020, respectively and is included within Service revenues on the consolidated statements of income.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2021	July 31, 2020
Amortized intangibles:
Supply contracts and customer relationships	$50,580	$50,600
Trade names	23,700	23,635
Licenses and databases	7,652	7,630
Accumulated amortization	(37,662)	(34,093)
Net intangibles	$44,270	$47,772
Aggregate amortization expense on amortizable intangible assets was $1.7 million and $2.3 million for the three months ended January 31, 2021 and 2020, respectively, and $3.5 million and $4.8 million for the six months ended January 31, 2021 and 2020, respectively.
The change in the carrying amount of goodwill was as follows (In thousands):

Balance as of July 31, 2020	$343,622
Effect of foreign currency exchange rates	3,344
Balance as of January 31, 2021	$346,966
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
On July 21, 2020, the Company entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent. The First Amended and Restated Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016, as amended by the Second Amendment to Credit Agreement, dated as July 21, 2016. The First Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $1,050.0 million, and (b) an extension of the termination date of the revolving credit facility under the Credit Agreement from July 21, 2021 to July 21, 2023. The First Amended and Restated Credit Agreement additionally increased the pricing levels under the Credit Agreement to a range of 0.25% to 0.35% in the case of the commitment fee, 1.50% to 2.25% in the case of the applicable margin for Eurodollar Rate Loans, and 0.50% to 1.25% in the case of the applicable margin for base rate loans, in each case depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. The principal purposes of these financing transactions were to increase the size and availability under the Company’s Revolving Loan Facility and to provide additional long-term financing. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.
The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of January 31, 2021 on the Company’s Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at January 31, 2021, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2021 or July 31, 2020.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2021, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of January 31, 2021 was $1.6 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2021.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of January 31, 2021, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of January 31, 2021 was $1.6 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2021.

NOTE 7 – Fair Value Measures
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	January 31, 2021		July 31, 2020
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$308,019	$308,027	$11,483	$11,483
Total Assets	$308,019	$308,027	$11,483	$11,483
Liabilities
Long-term fixed rate debt, including current portion	$399,716	$435,998	$399,698	$449,731
Total Liabilities	$399,716	$435,998	$399,698	$449,731
During the six months ended January 31, 2021, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2021	2020	2021	2020
Weighted average common shares outstanding	236,152	232,671	235,971	231,920
Effect of dilutive securities	4,128	5,799	4,153	6,646
Weighted average common and dilutive potential common shares outstanding	240,280	238,470	240,124	238,566
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 550,000 and 150,000 options to purchase the Company’s common stock for the three months ended January 31, 2021 and 2020, respectively, and 1,900,000 and 200,000 options to purchase the Company’s common stock for the six months ended January 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.
NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards, without a market condition, on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2021:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2020	8,059	$41.44	6.72	$417,529
Grants of options	550	108.41
Exercises	(889)	25.99
Forfeitures or expirations	(212)	47.14
Outstanding as of January 31, 2021	7,508	$48.01	6.52	$463,953
Exercisable as of January 31, 2021	4,326	$31.20	5.20	$339,848
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 7,307,484 at January 31, 2021.

In June 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vesting on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. The market based vesting condition was satisfied in the first quarter of fiscal 2021. The option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $7.6 million in compensation expense for this grant in the six months ended January 31, 2021.
The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2021	2020	2021	2020
General and administrative	$7,051	$4,704	$14,433	$9,145
Yard operations	1,814	1,437	3,345	2,529
Total stock-based compensation	$8,865	$6,141	$17,778	$11,674
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
The following is a summary of activity for the Company’s RSA’s and RSU’s for the six months ended January 31, 2021:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2020	105	$69.86
Grants	26	115.58
Vested	(21)	70.71
Forfeitures or expirations	(5)	61.79
Outstanding as of January 31, 2021	105	$41.92
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2021 or 2020. As of January 31, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million during the six months ended January 31, 2020, to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.

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
NOTE 11 – Income Taxes
The Company’s effective income tax rates were 23.4% and 17.7% for the three months ended January 31, 2021 and 2020, respectively, and 21.1% and 5.0% for the six months ended January 31, 2021 and 2020, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from the exercise of employee stock options of $2.2 million and $14.8 million for the three months ended January 31, 2021 and 2020, respectively, and $13.9 million and $77.2 million for the six months ended January 31, 2021 and 2020, respectively.
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
The following table presents financial information by segment:

	Three Months Ended January 31, 2021			Three Months Ended January 31, 2020
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$465,423	$67,178	$532,601	$447,345	$62,689	$510,034
Vehicle sales	52,500	31,930	84,430	35,392	29,714	65,106
Total service revenues and vehicle sales	517,923	99,108	617,031	482,737	92,403	575,140
Yard operations	199,107	36,797	235,904	219,278	38,073	257,351
Cost of vehicle sales	48,601	25,028	73,629	33,887	24,013	57,900
General and administrative	40,763	8,514	49,277	40,583	9,414	49,997
Operating income	$229,452	$28,769	$258,221	$188,989	$20,903	$209,892

Depreciation and amortization	$27,745	$3,647	$31,392	$21,728	$2,554	$24,282
Capital expenditures	121,595	14,526	136,121	261,258	7,301	268,559

	Six Months Ended January 31, 2021			Six Months Ended January 31, 2020
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$915,658	$132,315	$1,047,973	$878,148	$119,742	$997,890
Vehicle sales	99,520	62,478	161,998	68,753	62,921	131,674
Total service revenues and vehicle sales	1,015,178	194,793	1,209,971	946,901	182,663	1,129,564
Yard operations	393,526	74,189	467,715	424,108	74,034	498,142
Cost of vehicle sales	90,107	47,882	137,989	64,959	51,705	116,664
General and administrative	80,501	16,951	97,452	81,171	18,304	99,475
Operating income	$451,044	$55,771	$506,815	$376,663	$38,620	$415,283

Depreciation and amortization	$53,907	$6,434	$60,341	$42,337	$4,959	$47,296
Capital expenditures	244,054	39,160	283,214	374,631	25,721	400,352

	January 31, 2021			July 31, 2020
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$3,287,453	$646,985	$3,934,438	$2,904,216	$551,045	$3,455,261
Goodwill	262,423	84,543	346,966	262,423	81,199	343,622

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
Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business reduces the carbon and other environmental footprint of the global transportation industry. Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. Secondly, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, entered into emergency leases, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in the Houston, Texas metropolitan area in the wake of Hurricane Harvey in the summer of 2017.
We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, and from some individuals. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and in some jurisdictions, to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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
Beginning in March 2020, our business and operations began to experience the impact of the worldwide COVID-19 pandemic. In materially all of our jurisdictions, we have been deemed by local authorities an essential business because our operations ensure the removal of vehicles from repair shops, impound yards, and streets and highways, enabling the critical function of road infrastructure. As a result, we have continued to operate our facilities as well as our online-only auctions, while following appropriate health and safety protocols to ensure safe working conditions for our employees as well as for our sellers, buyers, and other business partners with whom we come in contact.
From a financial perspective, our operating results were adversely affected by lower processed vehicle volume, but these adverse effects were more than offset by corresponding increases in vehicle average sales prices. Although we initially saw substantial declines in vehicle assignments following the onset of the COVID-19 pandemic, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe, we have generally seen vehicle assignment volumes steadily recovering; however additional subsequent shelter-in-place orders have occasionally stalled or regressed the assignment volume commensurate with the severity and duration of such orders. We cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven.

Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. We adjusted, but did not make material modifications to, our operating expenses to be able to continue providing employment for our employees, service to our sellers, and process incoming vehicles for sale in future quarters. The pandemic may have an adverse effect on our future revenues, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. We believe that the longer-term impact on our business will depend on potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally, and the potential availability, among other things, of vaccines or treatments, none of which we can predict. For a further discussion of risks to our business and operating results arising from the pandemic, please see the section of this Quarterly Report on Form 10-Q captioned “Risk Factors.”
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
The following tables set forth operational facilities that we have opened and began operations from August 1, 2019 through January 31, 2021:

United States Locations	Date
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020
Salt Lake City, Utah	May 2020
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020

International Locations	Geographic Service Area	Date
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
São Paulo, São Paulo	Brazil	May 2020
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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Service revenues and vehicle sales:
Service revenues	86%	89%	87%	88%
Vehicle sales	14%	11%	13%	12%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	38%	45%	39%	44%
Cost of vehicle sales	12%	10%	11%	10%
General and administrative	8%	9%	8%	9%
Total operating expenses	58%	64%	58%	63%
Operating income	42%	36%	42%	37%
Other expense	(1)%	(1)%	(1)%	(1)%
Income before income taxes	41%	35%	41%	36%
Income taxes	10%	6%	9%	2%
Net income	31%	29%	32%	34%
Comparison of the Three and Six Months Ended January 31, 2021 and 2020
The following table presents a comparison of service revenues for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Service revenues
United States	$465,423	$447,345	$18,078	4.0%	$915,658	$878,148	$37,510	4.3%
International	67,178	62,689	4,489	7.2%	132,315	119,742	12,573	10.5%
Total service revenues	$532,601	$510,034	$22,567	4.4%	$1,047,973	$997,890	$50,083	5.0%
Service Revenues. The increase in service revenues during the three months ended January 31, 2021 of $22.6 million, or 4.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $18.1 million and (ii) an increase in International of $4.5 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car, partially offset by (ii) a decrease in volume. The decrease in volume in the U.S. was driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined. Excluding the beneficial impact of $0.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rates, the growth in International of $3.9 million was driven primarily by increased revenue per car, partially offset by decreased volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined.

The increase in service revenues during the six months ended January 31, 2021 of $50.1 million, or 5.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $37.5 million and (ii) an increase in International of $12.6 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car, partially offset by (ii) a decrease in volume. The decrease in volume in the U.S. was driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined. Excluding the beneficial impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rates, the growth in International of $11.2 million was driven primarily by increased revenue per car, partially offset by decreased volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined.
The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Vehicle sales
United States	$52,500	$35,392	$17,108	48.3%	$99,520	$68,753	$30,767	44.8%
International	31,930	29,714	2,216	7.5%	62,478	62,921	(443)	(0.7)%
Total vehicle sales	$84,430	$65,106	$19,324	29.7%	$161,998	$131,674	$30,324	23.0%
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2021 of $19.3 million, or 29.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $17.1 million and an (ii) an increase in International of $2.2 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding a beneficial impact of $1.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $0.6 million was primarily the result of higher average auction selling prices, partially offset by decreased volume driven by COVID-19’s impact on volume, which reduced accident volume as miles driven declined.
The increase in vehicle sales for the six months ended January 31, 2021 of $30.3 million, or 23.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $30.8 million, partially offset by (ii) a decrease in International of $0.4 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding a beneficial impact of $3.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decline in International of $3.7 million was primarily the result of decreased volume driven by contractual shift from purchase contracts to fee based service contracts, COVID-19’s impact on volume, which reduced accident volume as miles driven declined and was partially offset by higher auction selling prices.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Yard operations expenses
United States	$199,107	$219,278	$(20,171)	(9.2)%	$393,526	$424,108	$(30,582)	(7.2)%
International	36,797	38,073	(1,276)	(3.4)%	74,189	74,034	155	0.2%
Total yard operations expenses	$235,904	$257,351	$(21,447)	(8.3)%	$467,715	$498,142	$(30,427)	(6.1)%

Yard operations expenses, excluding depreciation and amortization
United States	$177,044	$203,342	$(26,298)	(12.9)%	$350,755	$393,274	$(42,519)	(10.8)%
International	33,680	35,778	(2,098)	(5.9)%	68,486	69,817	(1,331)	(1.9)%

Yard depreciation and amortization
United States	$22,063	$15,936	$6,127	38.4%	$42,771	$30,834	$11,937	38.7%
International	3,117	2,295	822	35.8%	5,703	4,217	1,486	35.2%

Yard Operations Expenses. The decrease in yard operations expense for the three months ended January 31, 2021 of $21.4 million, or 8.3%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $20.2 million and (ii) a decrease in International of $1.3 million. The decrease in the U.S. compared to the same period last year relates primarily to declines in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined, partially offset by an increase in the cost to process each car. The decline in International was primarily from a decline in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined, partially offset by the detrimental impact of $0.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, European Union euro, and Brazilian real to U.S. dollar exchange rate, and an increase in the cost to process each car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended January 31, 2021 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The decrease in yard operations expense for the six months ended January 31, 2021 of $30.4 million, or 6.1%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $30.6 million, partially offset by (ii) an increase in International of $0.2 million. The decrease in the U.S. compared to the same period last year relates primarily to declines in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined, partially offset by an increase in the cost to process each car. The increase in International was primarily from an increase in the cost to process each car and the detrimental impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, European Union euro, and Brazilian real to U.S. dollar exchange rate, partially offset by a decline in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses six months ended January 31, 2021 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Cost of vehicle sales
United States	$48,601	$33,887	$14,714	43.4%	$90,107	$64,959	$25,148	38.7%
International	25,028	24,013	1,015	4.2%	47,882	51,705	(3,823)	(7.4)%
Total cost of vehicle sales	$73,629	$57,900	$15,729	27.2%	$137,989	$116,664	$21,325	18.3%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2021 of $15.7 million, or 27.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $14.7 million and (ii) an increase in International of $1.0 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding the detrimental impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decrease in International of $0.4 million was primarily the result of decreased volume driven by COVID-19’s impact on volume, which reduced accident volume as miles driven declined, partially offset by higher average purchase prices.
The increase in cost of vehicle sales for the six months ended January 31, 2021 of $21.3 million, or 18.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $25.1 million, partially offset by (ii) a decrease in International of $3.8 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding the detrimental impact of $2.6 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the decrease in International of $6.4 million was primarily the result of decreased volume driven by contractual shifts from purchase contracts to fee based service contracts, COVID-19’s impact on volume, which reduced accident volume as miles driven declined, partially offset by higher average purchase prices.

The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
General and administrative expenses
United States	$40,763	$40,583	$180	0.4%	$80,501	$81,171	$(670)	(0.8)%
International	8,514	9,414	(900)	(9.6)%	16,951	18,304	(1,353)	(7.4)%
Total general and administrative expenses	$49,277	$49,997	$(720)	(1.4)%	$97,452	$99,475	$(2,023)	(2.0)%

General and administrative expenses, excluding depreciation and amortization
United States	$35,081	$34,791	$290	0.8%	$69,365	$69,668	$(303)	(0.4)%
International	7,984	9,155	(1,171)	(12.8)%	16,220	17,562	(1,342)	(7.6)%

General and administrative depreciation and amortization
United States	$5,682	$5,792	$(110)	(1.9)%	$11,136	$11,503	$(367)	(3.2)%
International	530	259	271	104.6%	731	742	(11)	(1.5)%
General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended January 31, 2021 of $0.7 million, or 1.4%, as compared to the same period last year resulted from (i) a decrease in International of $0.9 million, partially offset by (ii) an increase in the U.S. of $0.2 million. Excluding depreciation and amortization, the decrease in International of $1.2 million resulted primarily from lower current period costs including decreased travel costs and the nonrecurrence of certain legal costs incurred in the same period last year. The increase in the U.S. of $0.3 million resulted primarily from increases in stock compensation, partially offset by decreases in travel costs. Depreciation and amortization expenses for the three months ended January 31, 2021 as compared to the same period last year was relatively flat in both the U.S. and International locations.
The decrease in general and administrative expenses for the six months ended January 31, 2021 of $2.0 million, or 2.0%, as compared to the same period last year resulted from (i) a decrease in International of $1.4 million and (ii) a decrease in the U.S. of $0.7 million. Excluding depreciation and amortization, the decrease in International of $1.3 million resulted primarily from lower current period costs including decreased travel costs and the nonrecurrence of certain legal costs incurred in the same period last year and lower payroll taxes from the exercise of employee stock options. The decrease in the U.S. of $0.3 million resulted primarily from increases in stock compensation, partially offset by decreases in payroll taxes from the exercise of employee stock options and travel costs. Depreciation and amortization expenses for the six months ended January 31, 2021 as compared to the same period last year was relatively flat in both the U.S. and International locations.
The following table summarizes total other expense and income taxes for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Total other expense	$(5,769)	$(4,818)	$(951)	(19.7)%	$(7,548)	$(8,127)	$579	7.1%
Income taxes	59,012	36,367	22,645	62.3%	105,542	20,269	85,273	420.7%
Other Expense. The increase in total other expense for the three months ended January 31, 2021 of $1.0 million as compared to the same period last year was primarily due to lower earnings of unconsolidated affiliates and lower gains on the disposal of certain non-operating assets in the current year.
The decrease in total other expense for the six months ended January 31, 2021 of $0.6 million as compared to the same period last year was primarily due to higher earnings of unconsolidated affiliates, partially offset by lower gains on the disposal of certain non-operating assets in the current year, increased interest expense as a result of the increased size of our Revolving Loan Facility and lower interest income earned in the current year.
Income Taxes. Our effective income tax rates were 23.4% and 17.7% for the three months ended January 31, 2021 and 2020, respectively, and 21.1%, and 5.0% for the six months ended January 31, 2021 and 2020, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from the exercise of employee stock options of $2.2 million and $14.8 million for the three months ended January 31, 2021 and 2020, respectively, and $13.9 million and $77.2 million for the six months ended January 31, 2021 and 2020, respectively. See Note 11 – Income Taxes.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2021 and July 31, 2020 and for the six months ended January 31, 2021 and 2020, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2021	July 31, 2020	Change	% Change
Cash, cash equivalents, and restricted cash	$616,403	$477,718	$138,685	29.0%
Working capital	854,452	607,715	246,737	40.6%

	Six Months Ended January 31,
(In thousands)	2021	2020	Change	% Change
Operating cash flows	$393,041	$356,920	$36,121	10.1%
Investing cash flows	(283,085)	(398,713)	115,628	29.0%
Financing cash flows	26,583	(51,273)	77,856	151.8%

Capital expenditures	$(283,214)	$(400,352)	$117,138	29.3%
Cash, cash equivalents, and restricted cash and working capital increased $138.7 million and $246.7 million at January 31, 2021, respectively, as compared to July 31, 2020. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
The pandemic may also impact our liquidity, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. The pandemic may impact our processed vehicle volume and corresponding vehicle average selling prices.
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements into the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $3.0 to $50.0 million, depending on size, location and developmental infrastructure requirements.
As of January 31, 2021, $174.5 million of the $616.4 million of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for the six months ended January 31, 2021 as compared to the same period in 2020 due to improved cash operating results primarily from an increase in service revenues and vehicle sales, declines in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of net income taxes receivable of $74.0 million primarily related to excess tax benefits from stock option exercises; partially offset by increases in funds used to pay accounts payable of $14.8 million; a decrease in funds received in accounts receivable of $32.6 million and a decrease in cash generated from the sale of inventory of $17.7 million.
Net cash used in investing activities decreased for the six months ended January 31, 2021 as compared to the same period in 2020 due primarily to decreased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by (used in) financing activities increased for the six months ended January 31, 2021 as compared to the same period in 2020 due primarily to lower payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases", and a decrease in proceeds from the exercise of stock options.
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
On July 21, 2020, we entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent. The First Amended and Restated Credit Agreement amended certain terms of the Credit Agreement, dated as of December 3, 2014 as amended by the Amendment to Credit Agreement, dated as of March 15, 2016, as amended by the Second Amendment to Credit Agreement, dated as July 21, 2016. The First Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement to $1,050.0 million, and (b) an extension of the termination date of the revolving credit facility under the Credit Agreement from July 21, 2021 to July 21, 2023. The First Amended and Restated Credit Agreement additionally increased the pricing levels under the Credit Agreement to a range of 0.25% to 0.35% in the case of the commitment fee, 1.50% to 2.25% in the case of the applicable margin for Eurodollar Rate Loans, and 0.50% to 1.25% in the case of the applicable margin for base rate loans, in each case depending on our consolidated total net leverage ratio during the preceding fiscal quarter. The principal purposes of these financing transactions were to increase the size and availability under our Revolving Loan Facility and to provide additional long-term financing. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to our expansion strategies in domestic and international markets.

The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of January 31, 2021 on our Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at January 31, 2021, and was classified within Level II of the fair value hierarchy.
Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. We are obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on our consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. We had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2021 or July 31, 2020.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2021, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of January 31, 2021 was $1.6 billion. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Credit Agreement as of January 31, 2021.
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
The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. We are also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of January 31, 2021, the consolidated total net leverage ratio was (0.15):1. Minimum liquidity as of January 31, 2021 was $1.6 billion. Accordingly, we do not believe that the provisions of the Note Purchase Agreement represent a significant restriction to our ability to pay dividends or to the successful future operations of the business. We have not paid a cash dividend since becoming a public company in 1994. We were in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2021.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2021 or 2020. As of January 31, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company’s Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million during the six months ended January 31, 2020, to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.
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

Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 28, 2020.
Off-Balance Sheet Arrangements
As of January 31, 2021, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the six months ended January 31, 2021, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2021, we opened five new operational facilities in the U.S. In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our operations and acquisitions in the U.S. and certain foreign areas expose us to political, regulatory, economic, and reputational risks.
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
On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020. The ultimate effects of Brexit on us are difficult to predict, but adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.
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
We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. As of January 31, 2021, the net amount of capitalized software development costs shown on our consolidated balance sheet is $20.1 million. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs could be expensed, in part or in full.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 12% of our common stock as of January 31, 2021. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020. The ultimate effects of Brexit on us are difficult to predict, but adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
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
Date: February 23, 2021