Form 10-Q
period 2021-04-30
COPART INC
filed 2021-05-24
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 20, 2021, 236,578,498 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2021

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2021	July 31, 2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$911,890	$477,718
Accounts receivable, net	434,873	350,207
Vehicle pooling costs	86,685	73,684
Inventories	39,229	20,080
Income taxes receivable	10,588	26,740
Prepaid expenses and other assets	16,106	15,330
Total current assets	1,499,371	963,759
Property and equipment, net	2,227,531	1,941,719
Operating lease right-of-use assets	125,709	118,455
Intangibles, net	42,535	47,772
Goodwill	347,515	343,622
Other assets	39,285	39,934
Total assets	$4,281,946	$3,455,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$359,239	$318,530
Deferred revenue	20,660	8,233
Income taxes payable	9,140	3,709
Current portion of operating and finance lease liabilities	24,006	25,572
Total current liabilities	413,045	356,044
Deferred income taxes	57,767	71,686
Income taxes payable	55,637	44,965
Operating and finance lease liabilities, net of current portion	108,487	96,150
Long-term debt and other liabilities, net of discount	397,633	396,900
Total liabilities	1,032,569	965,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 236,568,394 and 235,315,337 shares issued and outstanding, respectively.	24	24
Additional paid-in capital	733,581	672,727
Accumulated other comprehensive loss	(101,664)	(121,088)
Retained earnings	2,617,436	1,937,853
Total stockholders’ equity	3,249,377	2,489,516
Total liabilities and stockholders’ equity	$4,281,946	$3,455,261
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Service revenues and vehicle sales:
Service revenues	$623,846	$491,582	$1,671,819	$1,489,472
Vehicle sales	110,064	58,778	272,062	190,452
Total service revenues and vehicle sales	733,910	550,360	1,943,881	1,679,924
Operating expenses:
Yard operations	258,071	253,760	725,786	751,902
Cost of vehicle sales	94,498	53,987	232,487	170,651
General and administrative	53,230	47,512	150,682	146,987
Total operating expenses	405,799	355,259	1,108,955	1,069,540
Operating income	328,111	195,101	834,926	610,384
Other expense:
Interest expense, net	(5,346)	(5,578)	(15,227)	(14,068)
Other income, net	770	2,277	3,103	2,640
Total other expense	(4,576)	(3,301)	(12,124)	(11,428)
Income before income taxes	323,535	191,800	822,802	598,956
Income tax expense	36,739	44,313	142,281	64,582
Net income	$286,796	$147,487	$680,521	$534,374

Basic net income per common share	$1.21	$0.63	$2.88	$2.30
Weighted average common shares outstanding	236,396	234,133	236,110	232,647

Diluted net income per common share	$1.19	$0.62	$2.83	$2.24
Diluted weighted average common shares outstanding	240,208	238,591	240,149	238,564
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2021	2020	2021	2020
Comprehensive income, net of tax:
Net income	$286,796	$147,487	$680,521	$534,374
Other comprehensive income:
Foreign currency translation adjustments	5,056	(19,053)	19,424	(6,394)
Comprehensive income	$291,852	$128,434	$699,945	$527,980
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2020	235,315,337	$24	$672,727	$(121,088)	$1,937,853	$2,489,516
Net income	—	—	—	—	200,285	200,285
Currency translation adjustment	—	—	—	(7,406)	—	(7,406)
Exercise of stock options, net of repurchased shares	802,670	—	20,014	—	(489)	19,525
Stock-based compensation	—	—	8,913	—	—	8,913
Balances at October 31, 2020	236,118,007	24	701,654	(128,494)	2,137,649	2,710,833
Net income	—	—	—	—	193,440	193,440
Currency translation adjustment	—	—	—	21,774	—	21,774
Exercise of stock options, net of repurchased shares	121,158	—	3,098	—	(298)	2,800
Stock-based compensation	—	—	8,865	—	—	8,865
Shares issued for Employee Stock Purchase Plan	67,877	—	4,880	—	—	4,880
Balances at January 31, 2021	236,307,042	24	718,497	(106,720)	2,330,791	2,942,592
Net income	—	—	—	—	286,796	286,796
Currency translation adjustment	—	—	—	5,056	—	5,056
Exercise of stock options, net of repurchased shares	261,352	—	5,717	—	(151)	5,566
Stock-based compensation	—	—	9,367	—	—	9,367
Balances at April 30, 2021	236,568,394	$24	$733,581	$(101,664)	$2,617,436	$3,249,377
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

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$680,521	$534,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	93,141	76,756
Allowance for credit loss	(1,429)	1,332
Equity in (earnings) losses of unconsolidated affiliates	(2,121)	1,918
Stock-based compensation	27,145	17,229
Gain on sale of property and equipment	(1,257)	(1,745)
Deferred income taxes	(14,130)	9,265
Changes in operating assets and liabilities:
Accounts receivable	(81,593)	19,102
Vehicle pooling costs	(12,777)	661
Inventories	(18,788)	1,209
Prepaid expenses and other current and non-current assets	6,879	6,268
Operating lease right-of-use assets and lease liabilities	389	(221)
Accounts payable and accrued liabilities	47,914	(15,636)
Deferred revenue	8,467	1,365
Income taxes receivable	16,152	(12,076)
Income taxes payable	13,692	9,168
Other liabilities	—	1,999
Net cash provided by operating activities	762,205	650,968
Cash flows from investing activities:
Purchases of property and equipment	(364,395)	(487,730)
Proceeds from sale of property and equipment	599	2,153
Purchase of assets in connection with acquisitions	—	(3,268)
Net cash used in investing activities	(363,796)	(488,845)
Cash flows from financing activities:
Proceeds from the exercise of stock options	28,829	55,656
Proceeds from the issuance of Employee Stock Purchase Plan shares	4,880	3,955
Payments for employee stock-based tax withholdings	(938)	(102,191)
Payments of finance lease obligations	(962)	—
Net cash provided by (used in) financing activities	31,809	(42,580)
Effect of foreign currency translation	3,954	525
Net increase in cash, cash equivalents, and restricted cash	434,172	120,068
Cash, cash equivalents, and restricted cash at beginning of period	477,718	186,319
Cash, cash equivalents, and restricted cash at end of period	$911,890	$306,387
Supplemental disclosure of cash flow information:
Interest paid	$14,736	$14,514
Income taxes paid, net of refunds	$126,303	$59,302
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2021
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of April 30, 2021 and July 31, 2020, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and nine months ended April 30, 2021 and 2020, and its cash flows for the nine months ended April 30, 2021 and 2020. Interim results for the three and nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2021. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2021	2020	2021	2020
Service revenues
United States	$550,338	$431,875	$1,465,996	$1,310,023
International	73,508	59,707	205,823	179,449
Total service revenues	$623,846	$491,582	$1,671,819	$1,489,472
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2021	2020	2021	2020
Vehicle sales
United States	$71,615	$35,323	$171,135	$104,076
International	38,449	23,455	100,927	86,376
Total vehicle sales	$110,064	$58,778	$272,062	$190,452
Contract assets
The Company capitalizes certain contract assets related to obtaining a contract, where the amortization period for the related asset is greater than one year. These assets are amortized over the expected life of the customer relationship. Contract assets are classified as current or long-term other assets, based on the timing of when the Company expects to recognize the related revenues and are amortized as an offset to the associated revenues on a straight-line basis. The Company assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The contract asset costs where the amortization period for the related asset is one year or less are expensed as incurred and recorded within general and administrative expenses in the accompanying consolidated statements of income.

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2020	$10,080
Capitalized contract assets during the period	265
Costs amortized during the period	(2,438)
Effect of foreign currency exchange rates	254
Balance as of April 30, 2021	$8,161
Vehicle Pooling Costs
The Company defers costs that relate directly to the fulfillment of its contracts associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period, and an allocation of certain yard operation costs of the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed into yard operations expenses as vehicles are sold in subsequent periods on an average cost basis.
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	11,441
Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	19,424
Cumulative loss on foreign currency translation as of April 30, 2021	$(101,664)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of April 30, 2021 and July 31, 2020, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measures.

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
Total gross capitalized software as of April 30, 2021 and July 31, 2020 was $63.1 million and $52.6 million, respectively. Accumulated amortization expense related to software as of April 30, 2021 and July 31, 2020 totaled $43.1 million and $33.5 million, respectively.
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2021	July 31, 2020
Advance charges receivable	$337,758	$260,196
Trade accounts receivable	99,584	94,281
Other receivables	2,855	2,120
	440,197	356,597
Less: Allowance for credit loss	(5,324)	(6,390)
Accounts receivable, net	$434,873	$350,207
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	April 30, 2021	July 31, 2020
Land	$1,409,340	$1,235,315
Buildings and improvements	1,075,383	932,976
Transportation and other equipment	313,091	274,422
Office furniture and equipment	76,846	70,926
Software	63,049	52,621
	2,937,709	2,566,260
Less: Accumulated depreciation and amortization	(710,178)	(624,541)
Property and equipment, net	$2,227,531	$1,941,719
Depreciation expense on property and equipment was $30.2 million and $24.5 million for the three months ended April 30, 2021 and 2020, respectively, and $87.0 million and $67.0 million for the nine months ended April 30, 2021 and 2020, respectively.

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
Components of lease expense were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2021	2020	2021	2020
Operating lease expense	$7,040	$8,755	$21,321	$24,437
Finance lease expense:
Amortization of right-of-use assets	167	341	501	653
Interest on finance lease liabilities	16	37	60	51
Short-term lease expense	1,037	3,784	3,305	7,076
Variable lease expense	278	382	1,212	1,201
Total lease expense	$8,538	$13,299	$26,399	$33,418
Supplemental cash flow information related to leases as of April 30, 2021 were as follows:

	Nine Months Ended April 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$21,855	$22,035
Operating cash flows related to finance leases	32	46
Financing cash flows related to finance leases	962	748
Right-of-use assets obtained in exchange for new operating lease liabilities	37,120	25,301
Right-of-use assets obtained in exchange for new finance lease liabilities	6,251	7,053

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
The cost of the leased space as of April 30, 2021 and July 31, 2020 was $48.5 million and $64.8 million, respectively. The accumulated depreciation associated with the leased assets as of April 30, 2021 and July 31, 2020 was $1.6 million and $0.9 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $3.5 million and $2.8 million for the three months ended April 30, 2021 and 2020, respectively, and $10.7 million and $3.4 million for the nine months ended April 30, 2021 and 2020, respectively and is included within Service revenues on the consolidated statements of income.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2021	July 31, 2020
Amortized intangibles:
Supply contracts and customer relationships	$50,573	$50,600
Trade names	23,682	23,635
Licenses and databases	7,645	7,630
Accumulated amortization	(39,365)	(34,093)
Net intangibles	$42,535	$47,772
Aggregate amortization expense on amortizable intangible assets was $1.8 million and $2.2 million for the three months ended April 30, 2021 and 2020, respectively, and $5.3 million and $7.0 million for the nine months ended April 30, 2021 and 2020, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2020	$343,622
Effect of foreign currency exchange rates	3,893
Balance as of April 30, 2021	$347,515
NOTE 6 – Long-Term Debt
Credit Agreement
On July 21, 2020, the Company entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent (as amended from time to time, the “Credit Amendment”), bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement (the “Revolving Loan Facility”), to $1,050.0 million.
The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at April 30, 2021, and was classified within Level II of the fair value hierarchy.
The interest rate as of April 30, 2021 on the Company’s Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2021 or July 31, 2020. The Credit Agreement contains customary affirmative and negative covenants and the Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2021.

Note Purchase Agreement
On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. The Company may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and the Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2021.
NOTE 7 – Fair Value Measures
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	April 30, 2021		July 31, 2020
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$513,092	$519,064	$11,483	$11,483
Total Assets	$513,092	$519,064	$11,483	$11,483
Liabilities
Long-term fixed rate debt, including current portion	$399,725	$427,267	$399,698	$449,731
Total Liabilities	$399,725	$427,267	$399,698	$449,731
During the nine months ended April 30, 2021, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2021	2020	2021	2020
Weighted average common shares outstanding	236,396	234,133	236,110	232,647
Effect of dilutive securities	3,812	4,458	4,039	5,917
Weighted average common and dilutive potential common shares outstanding	240,208	238,591	240,149	238,564
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,280,000 and 200,167 options to purchase the Company’s common stock for the three months ended April 30, 2021 and 2020, respectively, and 3,180,000 and 400,167 options to purchase the Company’s common stock for the nine months ended April 30, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards, without a market condition, on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2021:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2020	8,059	$41.44	6.72	$417,529
Grants of options	1,280	107.45
Exercises	(1,148)	25.12
Forfeitures or expirations	(212)	47.14
Outstanding as of April 30, 2021	7,979	$54.23	6.68	$560,800
Exercisable as of April 30, 2021	4,295	$33.26	5.11	$391,925
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 7,978,966 at April 30, 2021.
In June 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vesting on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. The market based vesting condition was satisfied in the first quarter of fiscal 2021. The option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $10.9 million in compensation expense for this grant in the nine months ended April 30, 2021.
The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2021	2020	2021	2020
General and administrative	$7,966	$4,113	$22,399	$13,258
Yard operations	1,401	1,442	4,746	3,971
Total stock-based compensation	$9,367	$5,555	$27,145	$17,229
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
The following is a summary of activity for the Company’s RSA’s and RSU’s for the nine months ended April 30, 2021:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2020	105	$69.86
Grants	47	111.52
Vested	(26)	70.43
Forfeitures or expirations	(6)	65.17
Outstanding as of April 30, 2021	120	$86.18

NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2021 or 2020. As of April 30, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company's Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $101.3 million during the nine months ended April 30, 2020, to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.
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
NOTE 11 – Income Taxes
The Company’s effective income tax rates were 11.4% and 23.1% for the three months ended April 30, 2021 and 2020, respectively, and 17.3% and 10.8% for the nine months ended April 30, 2021 and 2020, respectively. The effective tax rate for the three and nine months ended April 30, 2021 was impacted by certain discrete tax items including a change in estimate made in connection with finalizing the Company’s fiscal year 2020 tax return of $19.8 million and the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from stock-based compensation was $4.9 million and $8.8 million for the three months ended April 30, 2021 and 2020, respectively, and $18.9 million and $86.0 million for the nine months ended April 30, 2021 and 2020, respectively.
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
The following table presents financial information by segment:

	Three Months Ended April 30, 2021			Three Months Ended April 30, 2020
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$550,338	$73,508	$623,846	$431,875	$59,707	$491,582
Vehicle sales	71,615	38,449	110,064	35,323	23,455	58,778
Total service revenues and vehicle sales	621,953	111,957	733,910	467,198	83,162	550,360
Yard operations	218,672	39,399	258,071	217,190	36,570	253,760
Cost of vehicle sales	63,012	31,486	94,498	34,032	19,955	53,987
General and administrative	43,543	9,687	53,230	37,156	10,356	47,512
Operating income	$296,726	$31,385	$328,111	$178,820	$16,281	$195,101

Depreciation and amortization	$28,161	$3,805	$31,966	$23,764	$2,951	$26,715
Capital expenditures and acquisitions	59,006	22,175	81,181	86,441	4,205	90,646

	Nine Months Ended April 30, 2021			Nine Months Ended April 30, 2020
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,465,996	$205,823	$1,671,819	$1,310,023	$179,449	$1,489,472
Vehicle sales	171,135	100,927	272,062	104,076	86,376	190,452
Total service revenues and vehicle sales	1,637,131	306,750	1,943,881	1,414,099	265,825	1,679,924
Yard operations	612,198	113,588	725,786	641,298	110,604	751,902
Cost of vehicle sales	153,119	79,368	232,487	98,991	71,660	170,651
General and administrative	124,044	26,638	150,682	118,327	28,660	146,987
Operating income	$747,770	$87,156	$834,926	$555,483	$54,901	$610,384

Depreciation and amortization	$82,068	$10,239	$92,307	$66,101	$7,910	$74,011
Capital expenditures and acquisitions	303,060	61,335	364,395	461,072	29,926	490,998

	April 30, 2021			July 31, 2020
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$3,604,803	$677,143	$4,281,946	$2,904,216	$551,045	$3,455,261
Goodwill	262,423	85,092	347,515	262,423	81,199	343,622

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
The following tables set forth operational facilities that we have opened and began operations from August 1, 2019 through April 30, 2021:

United States Locations	Date
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020
Salt Lake City, Utah	May 2020
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020
Knightdale, North Carolina	March 2021

International Locations	Geographic Service Area	Date
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
São Paulo, São Paulo	Brazil	May 2020
Bruchmühlbach-Miesau, Rhineland-Palatinate (Mannheim)	Germany	February 2021
Mallorca, Balearic Islands	Spain	April 2021
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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Service revenues and vehicle sales:
Service revenues	85%	89%	86%	89%
Vehicle sales	15%	11%	14%	11%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	35%	46%	37%	45%
Cost of vehicle sales	13%	10%	12%	10%
General and administrative	7%	8%	8%	9%
Total operating expenses	55%	64%	57%	64%
Operating income	45%	36%	43%	36%
Other expense	(1)%	(1)%	(1)%	(1)%
Income before income taxes	44%	35%	42%	35%
Income taxes	5%	8%	7%	4%
Net income	39%	27%	35%	31%
Comparison of the Three and Nine Months Ended April 30, 2021 and 2020
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Service revenues
United States	$550,338	$431,875	$118,463	27.4%	$1,465,996	$1,310,023	$155,973	11.9%
International	73,508	59,707	13,801	23.1%	205,823	179,449	26,374	14.7%
Total service revenues	$623,846	$491,582	$132,264	26.9%	$1,671,819	$1,489,472	$182,347	12.2%
Service Revenues. The increase in service revenues during the three months ended April 30, 2021 of $132.3 million, or 26.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $118.5 million and (ii) an increase in International of $13.8 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car and (ii) an increase in volume as we lapse the negative impacts of COVID-19 restrictions in the prior comparable period, which reduced accident volume as miles driven declined. Excluding the beneficial impact of $4.8 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rates, the growth in International of $9.0 million was driven primarily by increased revenue per car, partially offset by decreased volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined.
The increase in service revenues during the nine months ended April 30, 2021 of $182.3 million, or 12.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $156.0 million and (ii) an increase in International of $26.4 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car, partially offset by (ii) a decrease in volume. The decrease in volume in the U.S. was driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined. Excluding the beneficial impact of $6.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and European Union euro to U.S. dollar exchange rates, the growth in International of $20.4 million was driven primarily by increased revenue per car, partially offset by decreased volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined.
The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Vehicle sales
United States	$71,615	$35,323	$36,292	102.7%	$171,135	$104,076	$67,059	64.4%
International	38,449	23,455	14,994	63.9%	100,927	86,376	14,551	16.8%
Total vehicle sales	$110,064	$58,778	$51,286	87.3%	$272,062	$190,452	$81,610	42.9%
Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2021 of $51.3 million, or 87.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $36.3 million and an (ii) an increase in International of $15.0 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply, and increased volume. Excluding a beneficial impact of $3.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $11.7 million was primarily the result of higher average auction selling prices and increased volume.
The increase in vehicle sales for the nine months ended April 30, 2021 of $81.6 million, or 42.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $67.1 million and (ii) an increase in International of $14.6 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply, and increased volume. Excluding a beneficial impact of $6.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $8.1 million was primarily the result of higher average auction selling prices, partially offset by decreased volume driven by contractual shift from purchase contracts to fee based service contracts and COVID-19’s impact on volume, which reduced accident volume as miles driven declined.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Yard operations expenses
United States	$218,672	$217,190	$1,482	0.7%	$612,198	$641,298	$(29,100)	(4.5)%
International	39,399	36,570	2,829	7.7%	113,588	110,604	2,984	2.7%
Total yard operations expenses	$258,071	$253,760	$4,311	1.7%	$725,786	$751,902	$(26,116)	(3.5)%

Yard operations expenses, excluding depreciation and amortization
United States	$196,263	$199,236	$(2,973)	(1.5)%	$547,018	$592,511	$(45,493)	(7.7)%
International	35,932	34,191	1,741	5.1%	104,418	104,007	411	0.4%

Yard depreciation and amortization
United States	$22,409	$17,954	$4,455	24.8%	$65,180	$48,787	$16,393	33.6%
International	3,467	2,379	1,088	45.7%	9,170	6,597	2,573	39.0%

Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2021 of $4.3 million, or 1.7%, as compared to the same period last year resulted from (i) an increase in International of $2.8 million and (ii) an increase in the U.S. of $1.5 million. Excluding depreciation and amortization, the decrease in the U.S. compared to the same period last year relates primarily to a decrease in the cost to process each car, partially offset by an increase in volume as we lapse the negative impacts of COVID-19 restrictions in the prior comparable period, which reduced accident volume as miles driven declined. The increase in International was primarily from the detrimental impact of $2.8 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, European Union euro, and Brazilian real to U.S. dollar exchange rate and an increase in the cost to process each car, partially offset by decrease in volume driven by the COVID-19 pandemic. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended April 30, 2021 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.
The decrease in yard operations expense for the nine months ended April 30, 2021 of $26.1 million, or 3.5%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $29.1 million, partially offset by (ii) an increase in International of $3.0 million. Excluding depreciation and amortization, the decrease in the U.S. compared to the same period last year relates primarily to declines in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined and a decrease in the cost to process each car. The increase in International was primarily from the detrimental impact of $4.1 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, European Union euro, and Brazilian real to U.S. dollar exchange rate and an increase in the cost to process each car, partially offset by decrease in volume driven by the COVID-19 pandemic. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses nine months ended April 30, 2021 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Cost of vehicle sales
United States	$63,012	$34,032	$28,980	85.2%	$153,119	$98,991	$54,128	54.7%
International	31,486	19,955	11,531	57.8%	79,368	71,660	7,708	10.8%
Total cost of vehicle sales	$94,498	$53,987	$40,511	75.0%	$232,487	$170,651	$61,836	36.2%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2021 of $40.5 million, or 75.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $29.0 million and (ii) an increase in International of $11.5 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply. Excluding the detrimental impact of $2.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $8.8 million was primarily the result of higher average purchase prices and increased volume driven by the mix of vehicles purchased.
The increase in cost of vehicle sales for the nine months ended April 30, 2021 of $61.8 million, or 36.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $54.1 million and (ii) an increase in International of $7.7 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply. Excluding the detrimental impact of $5.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $2.4 million was primarily the result of higher average purchase prices, partially offset by decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and COVID-19’s impact on volume, which reduced accident volume as miles driven declined.

The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
General and administrative expenses
United States	$43,543	$37,156	$6,387	17.2%	$124,044	$118,327	$5,717	4.8%
International	9,687	10,356	(669)	(6.5)%	26,638	28,660	(2,022)	(7.1)%
Total general and administrative expenses	$53,230	$47,512	$5,718	12.0%	$150,682	$146,987	$3,695	2.5%

General and administrative expenses, excluding depreciation and amortization
United States	$37,791	$31,346	$6,445	20.6%	$107,156	$101,013	$6,143	6.1%
International	9,349	9,784	(435)	(4.4)%	25,569	27,347	(1,778)	(6.5)%

General and administrative depreciation and amortization
United States	$5,752	$5,810	$(58)	(1.0)%	$16,888	$17,314	$(426)	(2.5)%
International	338	572	(234)	(40.9)%	1,069	1,313	(244)	(18.6)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2021 of $5.7 million, or 12.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $6.4 million, partially offset by (ii) a decrease in International of $0.7 million. Excluding depreciation and amortization, the decrease in International of $0.4 million resulted primarily from lower current period costs including decreased travel costs and the nonrecurrence of certain legal costs incurred in the same period last year. The increase in the U.S. of $6.4 million resulted primarily from increases in stock compensation and increased legal costs. Depreciation and amortization expenses for the three months ended April 30, 2021 as compared to the same period last year was relatively flat in both the U.S. and International locations.
The increase in general and administrative expenses for the nine months ended April 30, 2021 of $3.7 million, or 2.5%, as compared to the same period last year resulted from (i) a decrease in International of $2.0 million and (ii) an increase in the U.S. of $5.7 million. Excluding depreciation and amortization, the decrease in International of $1.8 million resulted primarily from lower current period costs including decreased travel costs and the nonrecurrence of certain legal costs incurred in the same period last year. The increase in the U.S. of $6.1 million resulted primarily from increases in stock compensation and increased legal costs, partially offset by decreases in payroll taxes from the exercise of employee stock options and travel costs. Depreciation and amortization expenses for the nine months ended April 30, 2021 as compared to the same period last year was relatively flat in both the U.S. and International locations.
The following table summarizes total other expense and income taxes for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Total other expense	$(4,576)	$(3,301)	$(1,275)	(38.6)%	$(12,124)	$(11,428)	$(696)	(6.1)%
Income taxes	36,739	44,313	(7,574)	(17.1)%	142,281	64,582	77,699	120.3%
Other Expense. The increase in total other expense for the three months ended April 30, 2021 of $1.3 million as compared to the same period last year was primarily due to lower earnings of unconsolidated affiliates and lower currency gains in the current year.
The increase in total other expense for the nine months ended April 30, 2021 of $0.7 million as compared to the same period last year was primarily due to higher earnings of unconsolidated affiliates, partially offset by lower currency gains in the current year, lower gains on the disposal of certain non-operating assets in the current year, and lower interest income earned in the current year.
Income Taxes. Our effective income tax rates were 11.4% and 23.1% for the three months ended April 30, 2021 and 2020, respectively, and 17.3%, and 10.8% for the nine months ended April 30, 2021 and 2020, respectively. The effective tax rate for the three and nine months ended April 30, 2021 was impacted by certain discrete tax items including a change in estimate made in connection with finalizing our fiscal year 2020 tax return of $19.8 million and the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from stock-based compensation was $4.9 million and $8.8 million for the three months ended April 30, 2021 and 2020, respectively, and $18.9 million and $86.0 million for the nine months ended April 30, 2021 and 2020, respectively. See Note 11 – Income Taxes.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2021 and July 31, 2020 and for the nine months ended April 30, 2021 and 2020, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2021	July 31, 2020	Change	% Change
Cash, cash equivalents, and restricted cash	$911,890	$477,718	$434,172	90.9%
Working capital	1,086,326	607,715	478,611	78.8%

	Nine Months Ended April 30,
(In thousands)	2021	2020	Change	% Change
Operating cash flows	$762,205	$650,968	$111,237	17.1%
Investing cash flows	(363,796)	(488,845)	125,049	25.6%
Financing cash flows	31,809	(42,580)	74,389	174.7%

Capital expenditures and acquisitions	$(364,395)	$(490,998)	$126,603	25.8%
Cash, cash equivalents, and restricted cash and working capital increased $434.2 million and $478.6 million at April 30, 2021, respectively, as compared to July 31, 2020. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2021, $185.9 million of the $911.9 million of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for the nine months ended April 30, 2021 as compared to the same period in 2020 due to improved cash operating results primarily from an increase in service revenues and vehicle sales, declines in yard operations expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in funds received in accounts receivable of $100.7. million and a decrease in cash generated from the sale of inventory of $33.4 million; partially offset by decreases in funds used to pay accounts payable of $63.6 million and net income taxes receivable of $32.8 million primarily related to excess tax benefits from stock option exercises.
Net cash used in investing activities decreased for the nine months ended April 30, 2021 as compared to the same period in 2020 due primarily to decreased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by (used in) financing activities increased for the nine months ended April 30, 2021 as compared to the same period in 2020 due primarily to lower payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases", and a decrease in proceeds from the exercise of stock options.
Credit Agreement
On July 21, 2020, we entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent (as amended from time to time, the “Credit Amendment”), bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement (the “Revolving Loan Facility”) to $1,050.0 million.
The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at April 30, 2021, and was classified within Level II of the fair value hierarchy.
The interest rate as of April 30, 2021 on our Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. We had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2021 or July 31, 2020. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of April 30, 2021.
Note Purchase Agreement
On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2021.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2021 or 2020. As of April 30, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
In fiscal 2020, the Company’s Chief Executive Officer exercised all of his vested stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $101.3 million during the nine months ended April 30, 2020, to the proper taxing authorities in satisfaction of the employee’s statutory withholding requirements.

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
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 28, 2020.
Off-Balance Sheet Arrangements
As of April 30, 2021, there are no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
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
After the initial onset of the COVID-19 pandemic in March 2020, we saw substantial declines in vehicle assignments, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe. We cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven.
Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. Certain of the jurisdictions in which we operate, such as the U.K., have had more restrictive governmental actions than others, and subsequent shelter-in-place orders have occasionally stalled or regressed our assignment volumes commensurate with the severity and duration of such orders. To date, we have not made modifications that materially affect our operating expenses, and while we regularly monitor them, we may not be able to respond with sufficient speed to align revenues and operating expenses when necessary, which could result in a drop in our stock price as a result of our operating or net income for one or more fiscal periods being less than market expectations. Additional, non-exclusive examples of pandemic-related factors that could adversely affect our future business or operating results include the potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the nine months ended April 30, 2021, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
•    military actions;
•    public health issues, including but not limited to the COVID-19 pandemic;
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
We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2021, we opened six new operational facilities in the U.S., one new operational facility in Germany, and one new operational facility in Spain. In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
We have or will initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member, and Copart Lounge programs through which registered members can open Copart storefronts in foreign markets with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public will involve material expenditures and we cannot predict what future benefit, if any, will be derived. These programs could also create additional risks including heightened regulation and litigation risk related to vehicle sales to the general public, and heightened branding, reputational, and intellectual property risk associated with allowing Copart registered members to establish Copart-branded storefronts in foreign jurisdictions.
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”) and the Brazilian General Data Protection Law (“LGPD”), were also recently enacted and became effective in 2020 and these laws create new data privacy rights for individuals. Complying with the GDPR, the CCPA, the LGPD and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated financial position and results of operations.

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
We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. As of April 30, 2021, the net amount of capitalized software development costs shown on our consolidated balance sheet is $20.0 million. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs could be expensed, in part or in full.
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
•forthcoming cessation of the LIBOR interest rate standard;
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
•    military actions;
•    bank failures;
•natural and man-made disasters;
•    public health issues, including COVID-19 and other pandemics;
•monetary policy and potential inflation impacts; and
•    political issues.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our common stock as of April 30, 2021. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
a)Exhibits

3.1		Copart, Inc. Certificate of Incorporation
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3		Bylaws of Copart, Inc.
4.1		Description of Capital Stock
10.6	*	Copart Executive Incentive Bonus Plan
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*    Management contract, plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ John North
John North, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: May 21, 2021