Form 10-K
period 2021-07-31
COPART INC
filed 2021-09-27
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $22,942,885,751 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 23, 2021, 237,100,519 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2021, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2021

ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2021, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Although we believe that, based on information currently available to us and our management, the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Item 1.        Business

Corporate Information

We were incorporated in California in 1982, became a public company in 1994, and were reincorporated in Delaware in January 2012. Our principal executive offices are located at 14185 Dallas Parkway, Suite 300, Dallas, Texas 75254 and our telephone number is (972) 391-5000. Our website is www.copart.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge, through a link on our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC.

Copart®, BID4U®, CI & Design®, DRIVE Auto Auctions™, 1-800 CAR BUYER®, CA$HFORCARS.COM®, COPART & DESIGN®, VB3 & DESIGN®, VB3®, NPA, and CrashedToys.com® are trademarks of Copart, Inc. or one of its direct or indirect wholly-owned subsidiaries. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (“U.A.E.”), Oman, Bahrain, and Spain.

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to driveable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business reduces the carbon and other environmental footprint of the global transportation industry.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, vehicle rental companies, and individuals. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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

Through our VB3 auction platform, our sales process is open to registered buyers (whom we refer to as “members”) anywhere in the world with access to the internet. This technology and model employ a two-step bidding process. The first step is an open preliminary bidding feature that allows members to enter bids either at a bidding station at the storage facility or over the internet during the preview period. To improve the effectiveness of bidding, the VB3 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature incrementally bids on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe our virtual auction platform increases the pool of available buyers for each sale, which brings added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improves the efficiency of our operations by eliminating the expense and capital requirements which would be associated with holding live auctions.

For fiscal 2021, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 64.1% of total vehicles sold; of which 29.7% of vehicles were sold to out of state members within the U.S. and 34.4% were sold to International members, based on the IP address utilized during the auction process.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2021, our revenues were $2.7 billion and our operating income was $1.1 billion.

In fiscal 2019, we opened one new operational facility in Brazil, seven new operational facilities in Germany, eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky.

In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S.

In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa.

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

Although there are other sellers of vehicles, such as banks, finance companies, charities, fleet operators, dealers, vehicle rental companies, and individuals, our primary sellers of vehicles are insurance companies.

The primary buyers of vehicles at our auctions are vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and the general public. Vehicle dismantlers, which we believe are the largest group of vehicle buyers, based on volume of vehicles purchased, either dismantle a salvage vehicle and sell parts individually or sell the entire vehicle to rebuilders, used vehicle dealers, or the general public. Vehicle rebuilders and vehicle repair licensees generally purchase salvage vehicles to repair and resell. Used vehicle dealers generally purchase recovered stolen or slightly damaged vehicles for resale.

Most of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident or to a lesser extent a natural disaster. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options, and condition in order to estimate its PAV. The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV, as well as customer service considerations. If the cost of repair is greater than the PAV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

Automobile manufacturers continuously incorporate new standard features, including unibody construction utilizing exotic metals; passenger safety cages with surrounding crumple zones to absorb impacts; plastic and ceramic components; airbags; adaptive headlights; computer and navigation systems; advanced cameras, including backup camera systems; collision warning systems; dynamic cruise control; lane departure warning systems; automatic braking; and blind spot detection systems. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes.

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

Generally, upon receipt of the pickup order, or the assignment, we arrange for the transportation of a vehicle to our nearest facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle’s release from a towing company, vehicle repair facility, or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle, invoiced separately to the seller, or deducted from the net proceeds due to the seller.

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

Generally, sellers of non-salvage vehicles will arrange to deliver the vehicle to one of our locations, although we may offer transportation services to obtain the vehicle. At that time, the vehicle information will be uploaded to our system and made available for buyers to review online. The vehicle is then sold at auction on VB3 typically within seven days. Proceeds are then collected from the member, typically seller fees are subtracted, and the remainder is remitted to the seller.

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

Acquire and Develop New Vehicle Storage Facilities in Key Markets Including Foreign Markets

Our strategy is to offer integrated services to vehicle sellers on a global, national, or regional basis by acquiring or developing facilities in new and existing markets. We integrate our new acquisitions into our global network and capitalize on certain operating efficiencies resulting from, among other things, the reduction of duplicative overhead and the implementation of our operating procedures.

Pursue Global, National, and Regional Vehicle Supply Agreements

Our broad global presence enhances our ability to enter into global, national, or regional supply agreements with vehicle sellers. We actively seek to establish supply agreements with insurance companies by promoting our ability to achieve high net returns and broader access to buyers through our national coverage and electronic commerce capabilities. By utilizing our existing insurance company seller relationships, we are able to build new seller relationships and pursue additional supply agreements in existing and new markets.

Expand Our Service Offerings to Sellers and Members

Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the internet, the ability to respond on a national scale, and for our members, the implementation of VB3 real-time bidding at substantially all of our facilities, permitting members at any location worldwide to participate in the sales at our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

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
•mobile applications, which allow members to search, bid, create watch lists, join auctions, and bid in numerous languages from anywhere;
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
•online payment capabilities via our ePay product, credit cards, and third-party financing programs;
•email and text notifications available in numerous languages to potential buyers of vehicles that match desired characteristics;
•sophisticated vehicle processing at storage sites, including digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the internet;
•specialty sales, which allow buyers the opportunity to focus on such select types of vehicles as motorcycles, heavy equipment, boats, recreational vehicles, and rental cars;
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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. Our revenues for the year ended July 31, 2021 were distributed as follows: U.S. 84.4% and International 15.6%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2021, 2020 and 2019 are presented in the tables in Note 13 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Online Seller Access

Through Copart Access, our internet-based service for vehicle sellers, we enable sellers to assign vehicles for sale, check sales calendars, view vehicle images and history, view and reprint body shop invoices and towing receipts, and view the historical performance of the vehicles sold at our sales.

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

Transportation Services

In the U.S. and Canada, we perform transportation services through a combination of third-party vehicle transport companies and our fleet of over 140 vehicles. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and offer timely vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the U.K., we perform transportation services through a combination of our fleet of over 240 vehicles and third-party vehicle transport companies. In Germany, we perform transportation services through our fleet of over 45 vehicles and third-party vehicle transport companies.

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

Loan Payoff

We can obtain up-to-date loan payoff information electronically from hundreds of automotive lenders, including the remaining balance due and per diem on a vehicle loan, to expedite the loan payoff and title transfer process.

Flexible Vehicle Processing Programs

At the election of the seller, we sell vehicles pursuant to our Percentage Incentive Program (“PIP”), Consignment Program, or Purchase Program. Under each program we may provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for driveable vehicles, and identifying driveable vehicles. We believe our merchandising efforts increase the sales prices of the vehicles, thereby increasing the return on vehicles to both vehicle sellers and us.

Percentage Incentive Program. Under PIP, we agree to sell all of the vehicles of a seller in a specified market, usually for a predetermined percentage of the vehicle sales price. Because our revenues under PIP are directly linked to the vehicle’s sale price, we have an incentive to actively merchandise those vehicles to maximize the net return. We provide the vehicle seller, at our expense, with transportation of the vehicle to our nearest facility.

Consignment Program. Under our Consignment Program, we sell vehicles for a fixed consignment fee. Although sometimes included in the consignment fee, we may also charge additional fees for the cost of transporting the vehicle to our nearest facility, storage of the vehicle, and other incidental costs.

Purchase Program. Under the Purchase Program, we purchase vehicles from a vehicle seller at a formula price, based on a percentage of the vehicles’ estimated PAV, and sell the vehicles for our own account. Currently, the purchase program is offered primarily in the U.K.

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

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to members and the general public to view auctions via our website and our mobile application anywhere in the world where internet access is available. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either over the internet or at a bidding station at the storage facility during the preview days. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown or any extensions, the vehicle sells to the highest bidder.

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated group of employees in the U.S. that target these dealers and work with them throughout the sales process.

Cash For Cars

We provide the general public with a fast and convenient method to sell their vehicles. Anyone can go to CashForCars.com; CashForCars.ca; CashForCars.de, CashForCars.co.uk, or Cash-for-cars.ie and arrange to obtain a valid offer to purchase their vehicle. Upon acceptance of our offer to purchase their vehicle, we provide them payment for their vehicle and then sell the vehicle on our own behalf.

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

Copart 360

We pioneered posting vehicle images online for buyers in 2001, and, we have been improving the technology to provide top quality photos since then. In July 2020, we enhanced online images and videos by launching Copart 360 (“C360”), our proprietary technology that captures clear 360-degree views of interiors and exteriors of cars, trucks, and vans across U.S. Copart locations. This capability was expanded out to the U.K. in fiscal 2021. Interested buyers can view everything from the backseat to the dashboard to the tires. Buyers can also zoom in and out or expand to full screen on computers or mobile devices.

Buyers can access this feature by clicking the 360° icon under vehicle images on select lot details pages on Copart.com.

Membership Tiers

We now offer three tiers of membership in the U.S. - Guest, Basic, and Premier - for those registering to buy vehicles through Copart.com.

Guest Member Benefits

Guest members can sign up for free to add their favorite vehicles to their Watchlist, set up Vehicle Alerts to get notified when we add specific vehicles they’re looking for and view our inventory from their desktop computer or mobile device via our mobile application.

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

The Virtual Queue, available in multiple languages, is a safe way to secure a place in line while visiting one of our locations. Whether a visitor is at a location to make a payment or preview a vehicle, the Virtual Queue lets them conveniently maintain social distancing practices. Rather than wait in line inside a location, our visitors can save their place and receive an estimated wait time, using our mobile application, in the comfort of their own vehicle. We notify them via text message when it is their turn to speak to a customer service agent.

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2021, 2020, or 2019 and our business does not depend on any particular customer to remain profitable. We obtained 77%, 81%, and 80% of the total number of vehicles processed during fiscal 2021, 2020 and 2019, respectively, from insurance company sellers.

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

We market our services to vehicle sellers through an in-house sales force that utilizes a variety of sales techniques, including personal sales calls, internet search engines, employee referrals, tow shop referrals, and participation in trade shows and vehicle and insurance industry conventions, targeted mailing of our sales literature, and telemarketing. We market our services to franchise and independent dealerships, as well as the general public. We may, when appropriate, provide vehicle sellers with detailed analysis of the net return on vehicles and a proposal setting forth ways in which we believe that we can improve net returns on vehicles and reduce administrative costs and expenses.

During our last three fiscal years, most of our revenue was generated within the U.S. and a majority of our long-lived assets are located within the U.S. Please see Note 13 — Segments and Other Geographic Reporting in our Notes to Consolidated Financial Statements for information regarding the geographic location of our sales and our long-lived assets.

Members

We maintain a database of thousands of registered members (“buyers”) in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member, a person or business must complete a basic application either online or through our mobile application. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our sales, subject to local licensing and permitting requirements. We may sell to the general public either directly or members may purchase a vehicle offered at Copart through a registered broker who meets local licensing and permitting requirements. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via email notifications, sales notices, telemarketing, direct mail, in-location marketing, search engines, social media, radio, television, trade publications, and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. Against these other vehicle remarketers, we face competition for long-term contractual commitments and various supply agreements with sellers, in addition to competition for the acquisition of vehicle storage facilities. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional, and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include Insurance Auto Auctions, Inc. (“IAA”).; KAR Auction Services, Inc. (“KAR”) (including its subsidiary ADESA, Inc.); Manheim, Inc., and ACV Auctions Inc. The largest national dismantler is LKQ Corporation (“LKQ”). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers, and privately held independent remarketers.

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

Employees and Human Capital

Our ability to build long-term value depends on our ability to attract, retain, develop, and motivate talented personnel at all levels within our global enterprise. Our employees are our greatest asset. Our goal is to create a strong culture built upon our foundational core values: act with integrity; be an owner; challenge the norm; get results; and celebrate our people. We have a diverse, multi-cultural workforce and we celebrate our diversity by promoting inclusion across our global organization.

As of July 31, 2021, we had approximately 8,600 full and part-time employees, of which approximately 71% were located in the U.S. and 29% located within our International segment.

Of the approximately 6,100 full and part-time employees based in the U.S, approximately 49% of them identify as female. We also believe our workforce is ethnically diverse. As of July 31, 2021, our U.S. workforce consisted of approximately 49% individuals identifying as White, 20% as Hispanic or Latino, 15% as Black or African American, 5% as Asian, 3% as two or more races, Native American or Alaska Native, Native Hawaiian or Pacific Islander, and 8% as Not Disclosed.

Additionally, of the approximately 870 employees serving in the U.S. in management roles and above, up to and including executives, 64% identify as male and 36% identify as female

Of the approximately 2,500 employees based within the International segment, approximately 33% of them identify as female. We also believe our workforce is ethnically diverse. As of July 31, 2021, our International workforce consisted of approximately 59% individuals identifying as White, 28% as Asian, 3% as Black or African, 2% as Hispanic or Latino, 2% as Other, and 5% as Not Disclosed.

Additionally, of the approximately 277 employees serving Internationally in management roles and above, up to and including executives, 69% identify as male and 31% identify as female.

Our human capital objective is to attract, retain, develop, and motivate talented employees. We use online search tools, specialized recruiting firms, employee referral programs, job postings in various media platforms, and university recruiting to cast a wide and varied net for talented candidates. In order to promote the success of our company and increase stockholder value, among other elements in the total of mix of employee compensation, we offer a combination of competitive base salary, equity incentives, and bonus plans that are designed to motivate and reward personnel.

Our executive compensation structure aligns incentives with our strategic growth objectives, including long-term share price appreciation. In that regard, our executive compensation programs place greater weighting on equity compensation than other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our 2021 Proxy Statement.

We value the health and well-being of our employees, and provide generous benefit options to best suit our employees and their families. Within our U.S. segment, we pay a significant portion of the benefit premiums related to our health benefits. In many cases, employees are offered certain benefits at no charge to them or their families.

Our U.S. benefit platform is built from a whole person model, meaning we offer options that assist in keeping the whole person healthy. Employees and their families can select from a wide range of benefits from traditional health and dental insurance to financial wellness and estate planning. We have designed our plans around the following four pillars: Health, Financial Security, Life, and Education.

Our Health benefits include: multiple medical plans, dental and vision coverage, and wellness programs combined with external support networks.

The Financial Security benefits program includes: 401K plan with employer match options; an Employee Stock Purchase Program (“ESPP”) that offers employees the option to purchase Copart shares at a discounted price and become stockholders of the company; access to both health and dependent care flexible spending accounts; and an overall financial wellness platform.

Our Life program provides a range of insurance products, employee assistance programs as well as identity protection and legal services.

Finally, our Education program includes tuition support for employees and scholarship opportunities for employees’ children. This is combined with our global training and development program that focuses on leadership development, as well as training in various topics including diversity, anti-harassment, ethics, and regulatory compliance.

Within our International segment, we also offer a variety of benefit plans similar to the U.S. segment, albeit adjusted to reflect local market conditions.

In fiscal 2021, our ongoing focus on workplace safety and regulatory compliance has enabled us to maintain business continuity while promoting a safe work environment during the COVID-19 pandemic. Specifically, we introduced work-from-home arrangements for a substantial portion of our workforce and social distancing for those that have returned to the office, in accordance with local health authority guidelines.

Environmental Matters

Our operations are subject to international, federal, provincial, state, and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such appropriate actions as may be necessary to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Governmental Regulations

Our operations are subject to regulation, supervision and licensing under various international, federal, provincial, state, and local statutes, ordinances and regulations that may impact our capital expenditures, earnings, and competitive position. The acquisition and sale of vehicles is regulated by various state, provincial and foreign motor vehicle departments, and the steps required to process vehicle titles is a significant cost of our business. At the same time, our know-how in the area of title processing is a competitive advantage. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our storage facilities, which generally make it more challenging and expensive to identify, acquire and develop new facilities. These zoning requirements vary from location to location. At various times, we may be involved in disputes with governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance, in all material respects, with applicable regulatory requirements. We may be subject to similar types of regulations by international, federal, provincial, state, and local governmental agencies in new markets.

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

We also rely on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with certain of our employees and consultants and nondisclosure agreements with our key customers and vendors.

Seasonality

Historically, our consolidated results of operations have been subject to quarterly variations based on a variety of factors, of which the primary influence is the seasonal change in weather patterns. During the winter months we tend to have higher demand for our services because there are more weather-related accidents. Severe weather events, including but not limited to tornadoes, floods, hurricanes, and hailstorms, can also impact our volumes.

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

Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. Certain of the jurisdictions in which we operate, such as the U.K., have had more restrictive governmental actions than others, and subsequent shelter-in-place orders have occasionally stalled or regressed our assignment volumes commensurate with the severity and duration of such orders. To date, we have not made modifications that materially affect our operating expenses, and while we regularly monitor them, we may not be able to respond with sufficient speed to align revenues and operating expenses when necessary, which could result in a drop in our stock price as a result of our operating or net income for one or more fiscal periods being less than market expectations. Additional, non-exclusive examples of pandemic-related factors that could adversely affect our future business or operating results include the potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; the relationship of supply and demand for newly manufactured vehicles, on the one hand, and used and salvage vehicles, on the other hand, due to reduced manufacturing capacity and broader supply chain disruptions during the COVID-19 pandemic and the effects of these supply and demand relationships on the average sale prices obtained at auction for the vehicles assigned to us for remarketing; further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally.

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2021, 2020, or 2019, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position, or cash flows.

We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and an acquisition in Finland in fiscal 2018. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, although we continue to operate a technology and operations center in India for administrative support, we decided to suspend our salvage operations in India in fiscal 2018, until the Indian market develops in a manner better suited to our business model, which did not have a material effect on our consolidated results of operations and financial position.

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
•military actions;
•public health issues, including but not limited to the COVID-19 pandemic;
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

We implemented our online system across all of our U.S., Canada, and U.K. salvage yards between fiscal 2004 and fiscal 2008, and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.

Failure to maintain sufficient capacity to accept additional vehicles at one or more of our storage facilities could adversely affect our relationships with insurance companies or other sellers of vehicles.

Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Katrina, Rita, Sandy, and Harvey had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.

We seek to increase our sales and profitability through the acquisition of additional facilities and the development of new facilities. For example, in fiscal 2019, we opened one new operational facility in Brazil, seven new operational facilities in Germany, eleven new operational facilities in the U.S., and acquired an operational facility in Greenville, Kentucky. In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
•secure adequate capital;
•identify productive uses for available capital reserves; and
•maintain the supply of vehicles from vehicle sellers.

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

We have initiated and intend to continue to initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member, and Copart Lounge programs through which registered members can open Copart storefronts in foreign markets with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public will involve material expenditures and we cannot predict what future benefit, if any, will be derived. These programs could also create additional risks including heightened regulation and litigation risk related to vehicle sales to the general public, and heightened branding, reputational, and intellectual property risk associated with allowing Copart registered members to establish Copart-branded storefronts in foreign jurisdictions.

Factors such as mild weather conditions can have an adverse effect on our revenues and operating results, as well as our revenue and earnings growth rates, by reducing the available supply of salvage vehicles. Conversely, extreme weather conditions can result in an oversupply of salvage vehicles that requires us to incur abnormal expenses to respond to market demands.

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, only a portion of which are referred to as inventory, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in this Annual Report on Form 10-K. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2006, fiscal 2013 and fiscal 2018, we recognized substantial additional costs associated with Hurricanes Katrina, Rita, Sandy, and Harvey. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included premiums for subhaulers, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.

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

We face significant competition for the supply of salvage and other vehicles and for the buyers of those vehicles. We believe our principal competitors include other auction and vehicle remarketing service companies with whom we compete directly in obtaining vehicles from insurance companies and other sellers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may have greater financial resources than we do currently or will have in the future. Due to the limited number of vehicle sellers, particularly in the U.K., and other foreign markets, the absence of long-term contractual commitments between us and our sellers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.

We may also encounter significant competition for local, regional, and national supply agreements with vehicle sellers. There can be no assurance that the existence of other local, regional, or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of vehicle storage facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our consolidated results of operations. These potential new competitors may include consolidators of automobile dismantling businesses, organized salvage vehicle buying groups, automobile manufacturers, automobile auctioneers, and software companies. While most vehicle sellers have abandoned or reduced efforts to sell salvage vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, consolidated results of operations, and financial position. Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than us; therefore, there can be no assurance that we will be able to compete successfully in the future.

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

In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not previously been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (“FCPA”); U.K. Bribery Act; Brazil Clean Companies Act; India’s Prevention of Corruption Act, 1988; or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.

On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020. Although we have not experienced any material disruptions in our business as a result of Brexit to date, the ultimate effects of Brexit on us are still difficult to predict, and adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

We face risks associated with the implementation of our auction model in markets that may not operate on the same terms as the U.S. market. For example, certain markets operate on a principal rather than agent basis, which may have an adverse impact on our gross margin percentages and expose us to inventory risks that we do not experience in the U.S.

Some of our target markets outside the U.S. operate in a manner substantially different than our historic market in the U.S. For example, new markets may operate either wholly or partially on the principal model, in which the vehicle is purchased and then resold for our own account, rather than the agency model employed in the U.S., in which we generally act as a sales agent for the legal owner of vehicles. Further, operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in the U.S., Canada, and the U.K. has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, including Germany, insurers have traditionally been less involved in the disposition of vehicles. As we expand into markets outside the U.S., Canada, and the U.K., including Germany in particular, we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers. Any failure of new markets to adopt our business model could adversely affect our consolidated results of operations and financial position.

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

We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”) and the Brazilian General Data Protection Law (“LGPD”), were also recently enacted and became effective in 2020 and these laws create new data privacy rights for individuals. Complying with the GDPR, the CCPA, the LGPD, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated results of operations and financial position.

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

The operation of our storage facilities poses certain environmental risks, which could adversely affect our consolidated results of operations, financial position, or cash flows.

Our operations are subject to international, federal, provincial, state, and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such appropriate actions as may be necessary to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Changes in federal, state and local, or foreign tax laws, changing interpretations of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our results of operations and financial condition.

We are subject to taxation at the federal, state, provincial, and local levels in the U.S., the U.K., and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service, or IRS, in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. We have been subject to audits and challenges from applicable federal, state, or foreign tax authorities in the past, and may be subject to similar audits and challenges in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.

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

Risks Related to Our Intellectual Property and Technology

Our internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, results of operations, or financial position.

Our intellectual property rights include patents relating to our auction technologies, as well as trademarks, trade secrets, copyrights, and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations and financial position.

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

Our success depends on maintaining the integrity of our systems and infrastructure. As our operations continue to grow in both size and scope, domestically and internationally, we must continue to provide reliable, real-time access to our systems by our customers through improving and upgrading our systems and infrastructure for enhanced products, services, features and functionality. Any failure to maintain the integrity of our systems and infrastructure may result in loss of customers due, among other things, to slow delivery times, unreliable service levels, or insufficient capacity, any of which could have a material adverse effect on our business, consolidated results of operations, and financial position.

Decreased utility of internally developed capitalized software could adversely affect our consolidated results of operations and financial condition.

We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. As of July 31, 2021, the net amount of capitalized software development costs shown on our consolidated balance sheet is $22.8 million. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs could be expensed, in part or in full.

Disruptions to our information technology systems, including failure to prevent outages, maintain security, and prevent unauthorized access to our information technology systems and other confidential information, could disrupt our business and materially and adversely affect our reputation, consolidated results of operations, and financial condition.

Information availability and security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. These threats may derive from fraud or malice on the part of third parties or current or former employees. In addition, human error or accidental technological failure could make us vulnerable to information technology system disruptions and/or cyber-attacks, including the introduction of malicious computer viruses or code into our system, phishing attacks, ransomware attacks, or other information technology data security incidents.

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

Information technology system disruptions, cyber-attacks, ransomware attacks, or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us. If such attacks are not detected immediately, their effect could be compounded. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

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

We are regularly evaluating and implementing new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have further enhanced our security protocols based on the investigation we conducted in response to the security incident. Nevertheless, we cannot provide assurances that our efforts to address prior data security incidents and mitigate against the risk of future data security incidents or system failures will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised again in the future, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In the event of a ransomware attack, we could suffer significant financial and reputational harm, regardless of whether we choose to pay the ransom amount. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated results of operations and financial position.

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
•the impact of potential negative interest rates on our cash reserves;
•our ability to successfully integrate our newly acquired operations in international markets and any additional markets we may enter;
•forthcoming cessation of the LIBOR interest rate standard;
•the availability of salvage vehicles or other vehicles we sell, including the supply of used and salvage vehicles in relation to the supply of new vehicle alternatives;
•variations in vehicle accident rates;
•supply chain disruptions;
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
•goodwill impairment;
•military actions;
•bank failures;
•natural and man-made disasters;
•public health issues, including COVID-19 and other pandemics;
•monetary policy and potential inflation impacts, including any adverse effects of inflation on our cash reserves; and
•political issues.

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

We are partially self-insured for certain losses related to our different lines of insurance coverage including, without limitation, medical insurance, general liability, workers’ compensation, and auto liability. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. Further, we utilize independent actuaries to assist us in establishing the proper amount of reserves for anticipated payouts associated with these self-insured exposures. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our results of operations could be impacted.

Our executive officers, directors, and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of July 31, 2021. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware.

This provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, for which the U.S. federal courts have exclusive jurisdiction, or the Securities Act of 1933, as amended.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing provisions. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees, stockholders, or others which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provision. Further, in the event a court finds the exclusive forum provision contained in our amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

General Risk Factors

Cash investments are subject to risks.

We may invest our excess cash in securities or money market funds backed by securities, which may include U.S. treasuries, other federal, state and municipal debt, bonds, preferred stock, commercial paper, insurance contracts, and other securities both privately and publicly traded. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk, and systemic economic risk. Changes or movements in any of these investment-related risk items may result in a loss or impairment to our invested cash and may have a material effect on our consolidated results of operations and financial position.

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

On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020. Although we have not experienced any material disruptions in our business as a result of Brexit to date, the ultimate effects of Brexit on us are still difficult to predict, and adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. In the U.S., we own or lease facilities in every state except Vermont. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, British Columbia, Newfoundland, and New Brunswick. In the U.K., we own or lease eighteen operating facilities. In Brazil, we own or lease fourteen operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany we operate an online platform and own or lease eleven operating facilities. In Spain, we operate an online platform, own one operating facility and lease six additional storage locations. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.        Legal Proceedings
For a discussion of Legal Proceedings that affect us, refer to the Notes to Consolidated Financial Statements, Note 14 — Commitments and Contingencies included in Part IV, Item 16 of this report.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2021, there were 237,014,273 shares of our common stock issued and outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 23, 2021, we had 806 holders of record of our common stock. On July 31, 2021, the last reported sale price of our common stock on the NASDAQ Global Select Market was $147.00 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2021 and 2020, we did not repurchase any shares of our common stock under the program. For fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of July 31, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under our program.

The number and average price of shares purchased in each fiscal year are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Fiscal 2019
First Quarter	—	$—	—	89,086,398
Second Quarter	7,635,596	$47.81	7,635,596	81,450,802
Third Quarter	—	$—	—	81,450,802
Fourth Quarter	—	$—	—	81,450,802
Fiscal 2020
First Quarter	—	$—	—	81,450,802
Second Quarter	—	$—	—	81,450,802
Third Quarter	—	$—	—	81,450,802
Fourth Quarter	—	$—	—	81,450,802
Fiscal 2021
First Quarter	—	$—	—	81,450,802
Second Quarter	—	$—	—	81,450,802
Third Quarter	—	$—	—	81,450,802
May 1, 2021 through May 31, 2021	—	$—	—	81,450,802
June 1, 2021 through June 30, 2021	—	$—	—	81,450,802
July 1, 2021 through July 31, 2021	—	$—	—	81,450,802
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

In fiscal 2019, our former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, our Chief Executive Officer exercised all of his vested stock options through a cashless exercise. In fiscal 2021, certain employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $3.8 million, $101.3 million, and $45.6 million during the years ended July 31, 2021, 2020 and 2019, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2019—Q3	3,000,000	$17.81	945,162	806,039	1,248,799	$56.53	$45,565
FY 2020—Q1	4,000,000	17.81	865,719	1,231,595	1,902,686	82.29	101,348
FY 2021—Q4	90,000	17.73	12,366	29,349	48,285	129.01	3,786
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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2021.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2021 since July 31, 2016, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the S&P 500 Index

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/16
7/17
7/18
7/19
7/20
7/21
Copart, Inc.
NASDAQ Composite
NASDAQ Industrial
S&P 500 Index

	Fiscal Year Ended July 31,
	2016	2017	2018	2019	2020	2021
Copart, Inc.	$100.00	$124.86	$227.56	$307.41	$369.75	$582.87
NASDAQ Composite	$100.00	$124.41	$151.94	$163.71	$217.38	$298.96
NASDAQ Industrial	$100.00	$118.86	$145.63	$154.22	$199.55	$258.21
S&P 500 Index	$100.00	$116.04	$134.89	$145.66	$163.08	$222.51
*    Assumes that $100.00 was invested on July 31, 2016 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
    Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2021, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to driveable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business reduces the carbon and other environmental footprint of the global transportation industry.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, vehicle rental companies, and individuals. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, driveable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and; (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the last several years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. The increase in total loss frequency may have been driven by the change in used car values and repair costs, which we believe are generally trending upward. Changes in used car prices and repair costs, may impact total loss frequency and affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road continued to increase, growing from 9.6 years in 2002 to 12.1 years in 2021. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements. Accordingly, we cannot predict future trends in total loss frequency.

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

Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. We adjusted, but did not make material modifications to, our operating expenses to be able to continue providing employment for our employees, service to our sellers, and process incoming vehicles for sale in future quarters. The pandemic may have an adverse effect on our future revenues, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. We believe that the longer-term impact on our business will depend on potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; the relationship of supply and demand for newly manufactured vehicles, on the one hand, and used and salvage vehicles, on the other hand, due to reduced manufacturing capacity and broader supply chain disruptions during the COVID-19 pandemic and the effects of these supply and demand relationships on the average sale prices obtained at auction for the vehicles assigned to us for remarketing; further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally, and the potential availability, among other things, of vaccines or treatments, none of which we can predict. For a further discussion of risks to our business and operating results arising from the pandemic, please see the section of this Annual Report on Form 10-K captioned “Risk Factors.”

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

Other (Expense) Income: Other (expense) income consists primarily of interest expense on long-term debt, see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.

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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2018 through July 31, 2021:

United States Locations	Date
Spartanburg, South Carolina	August 2018
Madison, Wisconsin	September 2018
Harleyville, South Carolina	January 2019
Macon, Georgia	January 2019
Mocksville, North Carolina	January 2019
Antelope, California	January 2019
Sacramento, California	March 2019
Fredericksburg, Virginia	April 2019
West Mifflin, Pennsylvania	May 2019
Hartford, Connecticut	July 2019
Buffalo, New York	July 2019
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020
Salt Lake City, Utah	May 2020
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020
Knightdale, North Carolina	March 2021
Gastonia, North Carolina	May 2021
Bismarck, North Dakota	June 2021
Fairburn, Georgia	July 2021
Dyer, Indiana	July 2021

International Locations	Geographic Service Area	Date
Curitiba, Paraná	Brazil	September 2018
Mannheim, Rhineland-Palatinate	Germany	October 2018
Stuttgart, Baden-Württemberg	Germany	November 2018
Frankfurt, Hessen	Germany	November 2018
Itzehoe, Schleswig-Holstein (Hamburg)	Germany	November 2018
Furth, Bavaria (Nuremberg)	Germany	November 2018
Massen, Brandenburg (Berlin)	Germany	November 2018
Friesack, Brandenburg (Berlin)	Germany	December 2018
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
São Paulo, São Paulo	Brazil	May 2020
Bruchmühlbach-Miesau, Rhineland-Palatinate (Mannheim)	Germany	February 2021
Mallorca, Balearic Islands	Spain	April 2021

The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2018 through July 31, 2021:

Locations	Geographic Service Area	Date
Greenville, Kentucky	United States	March 2019
Des Moines, Iowa	United States	July 2021

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2021, 2020 and 2019:

	Year Ended July 31,
(In percentages)	2021	2020	2019
Service revenues and vehicle sales:
Service revenues	85%	88%	86%
Vehicle sales	15%	12%	14%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	37%	44%	43%
Cost of vehicle sales	13%	10%	13%
General and administrative	8%	9%	9%
Total operating expenses	58%	63%	65%
Operating income	42%	37%	35%
Total other expense	(1)%	(1)%	(1)%
Income before income taxes	41%	36%	34%
Income tax expense	6%	4%	5%
Net income	35%	32%	29%

Comparison of Fiscal Years ended July 31, 2021, 2020 and 2019

The following table presents a comparison of service revenues for fiscal 2021, 2020 and 2019:

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Service revenues
United States	$2,017,504	$1,714,724	$1,537,431	$302,780	17.7%	$177,293	11.5%
International	274,363	232,416	218,263	41,947	18.0%	14,153	6.5%
Total service revenues	$2,291,867	$1,947,140	$1,755,694	$344,727	17.7%	$191,446	10.9%

Service Revenues. The increase in service revenues for fiscal 2021 of $344.7 million, or 17.7% as compared to fiscal 2020 came from (i) an increase in the U.S. of $302.8 million, and (ii) an increase in International of $41.9 million. The growth in the U.S. was driven primarily by an increase in revenue per car, partially offset by a decrease in volume. The decrease in volume in the U.S. was driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined. Excluding the beneficial impact of $12.0 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and Brazilian real to U.S. dollar exchange rates, the growth in International of $29.9 million was driven primarily by increased revenue per car, partially offset by decreased volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven decreased.

The following table presents a comparison of vehicle sales for fiscal 2021, 2020 and 2019:

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Vehicle sales
United States	$254,568	$145,962	$119,138	$108,606	74.4%	$26,824	22.5%
International	146,076	112,481	167,125	33,595	29.9%	(54,644)	(32.7)%
Total vehicle sales	$400,644	$258,443	$286,263	$142,201	55.0%	$(27,820)	(9.7)%

Vehicle Sales. The increase in vehicle sales for fiscal 2021 of $142.2 million, or 55.0% as compared to fiscal 2020 came from (i) an increase in the U.S. of $108.6 million and (ii) an increase in International of $33.6 million. The growth in the U.S. was primarily the result of (i) increased volume and (ii) higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply. Excluding a beneficial impact of $10.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates, the increase in International of $23.4 million was primarily the result of higher average auction selling prices partially offset by decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and COVID-19’s impact on volume, which reduced accident volume as miles driven declined.

The following table presents a comparison of yard operations expense for fiscal 2021, 2020 and 2019:

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Yard operations expenses
United States	$849,037	$828,066	$751,653	$20,971	2.5%	$76,413	10.2%
International	154,255	144,421	136,458	9,834	6.8%	7,963	5.8%
Total yard operations expenses	$1,003,292	$972,487	$888,111	$30,805	3.2%	$84,376	9.5%

Yard operations expenses, excluding depreciation and amortization
United States	$761,021	$760,043	$697,115	$978	0.1%	$62,928	9.0%
International	141,354	135,445	127,829	5,909	4.4%	7,616	6.0%

Yard depreciation and amortization
United States	$88,016	$68,023	$54,538	$19,993	29.4%	$13,485	24.7%
International	12,901	8,976	8,629	3,925	43.7%	347	4.0%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2021 of $30.8 million, or 3.2% as compared to fiscal 2020 resulted from (i) an increase in the U.S. of $21.0 million, primarily from a $20.0 million increase in depreciation and an increase in the cost to process each car partially offset by a decline in volume driven by the COVID-19 pandemic, which reduced accident volume as miles driven declined; and (ii) an increase in International of $9.8 million related primarily from the detrimental impact of $7.6 million due to changes in foreign currency exchange rates, driven by changes in the British pound, Brazilian real, and European Union euro to U.S. dollar exchange rate; and an increase in the cost to process each car, partially offset by a decrease in volume driven by the COVID-19 pandemic. The increase in yard operations depreciation and amortization expenses resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.

The following table presents a comparison of cost of vehicle sales for fiscal 2021, 2020 and 2019:

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$227,365	$135,095	$112,268	$92,270	68.3%	$22,827	20.3%
International	118,763	90,199	143,236	28,564	31.7%	(53,037)	(37.0)%
Total cost of vehicle sales	$346,128	$225,294	$255,504	$120,834	53.6%	$(30,210)	(11.8)%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2021 of $120.8 million, or 53.6% as compared to fiscal 2020 was the result of (i) an increase in the U.S. of $92.3 million and (ii) an increase in International of $28.6 million. The increase in the U.S. was primarily the result of (i) increased volume and (ii) higher average purchase prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply. Excluding the detrimental impact of $8.3 million due to changes in foreign currency exchange rates, driven by changes in the British pound and European euro to U.S. dollar exchange rate, the increase in International of $20.3 million was primarily the result of higher average purchase prices partially offset by decreased volume driven by contractual shifts from purchase contracts to fee based service contracts and COVID-19’s impact on volume, which reduced accident volume as miles driven declined.

The following table presents a comparison of general and administrative expenses for fiscal 2021, 2020 and 2019:

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
General and administrative expenses
United States	$172,115	$154,346	$155,180	$17,769	11.5%	$(834)	(0.5)%
International	34,550	37,357	26,687	(2,807)	(7.5)%	10,670	40.0%
Total general and administrative expenses	$206,665	$191,703	$181,867	$14,962	7.8%	$9,836	5.4%

General and administrative expenses, excluding depreciation and amortization
United States	$152,366	$131,551	$134,452	$20,815	15.8%	$(2,901)	(2.2)%
International	33,245	35,761	25,687	(2,516)	(7.0)%	10,074	39.2%

General and administrative depreciation and amortization
United States	$19,749	$22,795	$20,727	$(3,046)	(13.4)%	$2,068	10.0%
International	1,305	1,596	1,001	(291)	(18.2)%	595	59.4%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2021 of $15.0 million, or 7.8% as compared to fiscal 2020 came primarily from (i) an increase in the U.S. of $17.8 million, partially offset by (ii) a decrease in International of $2.8 million. Excluding depreciation and amortization, the decrease in International of $2.5 million resulted primarily from the detrimental impact of $1.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real, and European Union euro to U.S. dollar exchange rate and lower current period costs including decreased travel costs and the nonrecurrence of certain legal costs incurred in fiscal 2020. Excluding depreciation and amortization, the increase in the U.S. of $20.8 million resulted primarily from increases in stock compensation and increased legal costs, partially offset by decreased payroll taxes from the exercise of employee stock options and travel costs. The decrease in depreciation and amortization expenses resulted primarily from fully depreciating certain intangible and technology assets in the U.S. and International locations.

The following table summarizes total other expenses and income taxes for fiscal 2021, 2020 and 2019:

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Total other expenses	(14,580)	(15,260)	(11,524)	680	4.5%	(3,736)	(32.4)%
Income taxes	185,351	100,932	113,258	84,419	83.6%	(12,326)	(10.9)%
Other Expenses. The decrease in total other expenses for fiscal 2021 of $0.7 million, or 4.5% as compared to fiscal 2020 was primarily due to a decrease in currency losses, primarily due to the change in the British pound and Brazilian real to U.S. dollar exchange rate, lower gains on the disposal of certain non-operating assets in the current year, and lower interest income earned in the current year, partially offset by higher earnings of unconsolidated affiliates.

Income Taxes. Our effective income tax rates were 16.5% and 12.6%, for fiscal 2021 and 2020, respectively. The current and prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0%. The effective tax rate for fiscal year ending July 31, 2021 was favorably impacted by $19.8 million of discrete tax adjustments made in connection with finalizing our fiscal year 2020 tax return. The effective tax rate for fiscal year ending July 31, 2020 was negatively impacted by $1.7 million of discrete tax items related to amending previously filed income tax returns. The effective tax rates in the current and prior year were also impacted by the recognition of excess tax benefits from the exercise of employee stock options of $29.8 million and $92.5 million for fiscal years 2021 and 2020, respectively.

Discussion of Fiscal Year ended July 31, 2020 compared to Fiscal Year ended July 31, 2019

For a discussion of fiscal 2020 as compared to fiscal 2019, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 28, 2020.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2021, 2020 and 2019, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$1,048,260	$477,718	$186,319	$570,542	119.4%	$291,399	156.4%
Working capital	1,281,580	607,715	405,163	673,865	110.9%	202,552	50.0%

	Year Ended July 31,			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Operating cash flows	$990,891	$917,885	$646,646	$73,006	8.0%	$271,239	41.9%
Investing cash flows	(465,466)	(601,208)	(356,267)	135,742	22.6%	(244,941)	(68.8)%
Financing cash flows	40,922	(27,414)	(370,304)	68,336	249.3%	342,890	92.6%

Capital expenditures, excluding acquisitions	$(462,996)	$(591,972)	$(373,883)	$128,976	21.8%	$(218,089)	(58.3)%
Acquisitions, net of cash acquired	(5,000)	(11,702)	(745)	6,702	57.3%	(10,957)	(1,470.7)%

Cash, cash equivalents, and restricted cash and working capital increased $570.5 million and $673.9 million at July 31, 2021, respectively, as compared to July 31, 2020. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises, partially offset by capital expenditures and payments for employee stock-based tax withholdings. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures and certain income tax benefits related to stock option exercises. Cash equivalents consisted of bank deposits, certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions, and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt and Note 11 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.

Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which the insurance companies salvage rather than repair. During the winter months, most of our facilities process 5% to 20% more vehicles than at other times of the year. Severe weather events, including but not limited to tornadoes, floods, hurricanes, and hailstorms, can also impact our volumes. These increased volumes require the increased use of our cash to pay out advances and handling costs of the additional business.

The COVID-19 pandemic may also impact our liquidity, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. The COVID-19 pandemic may impact our processed vehicle volume and corresponding vehicle average selling prices.

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for the next 12 months and for the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $3.0 to $50.0 million, depending on size, location and developmental infrastructure requirements.

As of July 31, 2021, $159.5 million of the $1.0 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for fiscal 2021 as compared to fiscal 2020 due to improved cash operating results primarily from an increase in service and vehicle sales revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in funds received in accounts receivable of $143.5 million and a decrease in cash generated from the sale of inventory of $49.0 million, partially offset by net income taxes receivable of $12.9 million primarily related to excess tax benefits from stock option exercises, decreases in funds primarily used to pay land acquisition deposits of of $6.9 million, and decreases in funds used to pay accounts payable of $2.9 million.

Net cash used in investing activities decreased for fiscal 2021 as compared to fiscal 2020 due primarily to decreases in capital expenditures and acquisitions and proceeds from the sale of assets. Our capital expenditures are primarily related to acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, acquiring yard equipment, and lease buyouts of certain facilities. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of July 31, 2021, we have no material non-cancelable commitments for future capital expenditures. Capitalized software development costs were $13.6 million, $13.2 million, and $8.4 million for fiscal 2021, 2020 and 2019, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash provided by (used in) financing activities changed from a use of cash to providing cash in fiscal 2021 as compared to fiscal 2020 due primarily to lower payments for employee stock-based tax withholdings as discussed in further detail under the subheading “Stock Repurchases”and the Notes to Consolidated Financial Statements, Note 11 — Stockholders’ Equity and lower debt issuance costs for the restructuring of our revolving loan facility as discussed in further detail in Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt, partially offset by a decrease in proceeds from the exercise of stock options.

For a discussion of fiscal 2020 as compared to fiscal 2019, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 28, 2020.

Stock Repurchases

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2021 and 2020, we did not repurchase any shares of our common stock under the program. For fiscal 2019, we repurchased 7,635,596 shares of our common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of July 31, 2021, the total number of shares repurchased under the program was 114,549,198 and 81,450,802 shares were available for repurchase under our program.

In fiscal 2019, our former President exercised all of his vested stock options through a cashless exercise. In fiscal 2020, our Chief Executive Officer exercised all of his vested stock options through a cashless exercise. In fiscal 2021, certain employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $3.8 million, $101.3 million, and $45.6 million during the years ended July 31, 2021, 2020 and 2019, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2019—Q3	3,000,000	$17.81	945,162	806,039	1,248,799	$56.53	$45,565
FY 2020—Q1	4,000,000	17.81	865,719	1,231,595	1,902,686	82.29	101,348
FY 2021—Q4	90,000	17.73	12,366	29,349	48,285	129.01	3,786
(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Credit Agreement

On July 21, 2020, we entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent (as amended from time to time, the “Credit Amendment”), bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement ( the “Revolving Loan Facility”) to $1,050.0 million.

The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at July 31, 2021, and was classified within Level II of the fair value hierarchy.

The interest rate as of July 31, 2021 on our Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2021 or 2020. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of July 31, 2021.

Note Purchase Agreement

On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2021.

For further detail on both the Credit Agreement and Note Purchase Agreement, see Notes to Consolidated Financial Statements, Note 8 — Long-Term Debt .

Off-Balance Sheet Arrangements

As of July 31, 2021, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition, and cash flows. For additional information, see Note 1 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Our disaggregation between service revenues and vehicle sales at the segment level reflects how the nature, timing, amount, and uncertainty of our revenues and cash flows are impacted by economic factors. We report sales taxes on relevant transactions on a net basis in our consolidated results of operations, and therefore do not include sales taxes in revenues or costs.

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

No provision for returns has been established, as all sales are final with no right of return or warranty, although we provide for credit loss expense in the case of non-performance by our buyers or sellers.

	Year Ended July 31,
(In thousands)	2021	2020	2019
Service revenues
United States	$2,017,504	$1,714,724	$1,537,431
International	274,363	232,416	218,263
Total service revenues	$2,291,867	$1,947,140	$1,755,694

Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2021	2020	2019
Vehicle sales
United States	$254,568	$145,962	$119,138
International	146,076	112,481	167,125
Total vehicle sales	$400,644	$258,443	$286,263

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

Uncertain Tax Positions

In determining net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities. In the ordinary course of global business, there may be transactions and calculations where the ultimate tax outcome is uncertain. In addition, our actual and forecasted earnings are subject to change due to economic, political and other conditions, such as new COVID-19 variants.

Our effective tax rates could be affected by numerous factors such as changes in our business operations; acquisitions; investments; entry into new businesses and geographies; intercompany transactions; the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates; losses incurred in jurisdictions for which we are not able to realize related tax benefits; the applicability of special tax regimes; changes in foreign currency exchange rates; changes in our stock price; changes to our forecasts of income and loss and the mix of jurisdictions to which they relate; changes in our deferred tax assets and liabilities and their valuation; changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework; competition; and other laws and accounting rules in various jurisdictions. In addition, a number of countries have enacted or are actively pursuing changes to their tax laws applicable to corporate multinationals.

The calculation of tax liabilities involves dealing with uncertainties in the interpretation and application of complex tax laws, and significant judgment is necessary to (i) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (ii) measure the amount of tax benefit that qualifies for recognition. Development in an audit, investigation, or other tax controversy could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits and money market funds as of July 31, 2021. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2021, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2021, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were zero as of July 31, 2021. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable, in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. If interest rates were to increase by 10% it would not materially affect our operating results.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would have resulted in a decrease in operating income of $11.0 million for fiscal 2021.

On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit.” The U.K. officially left the European Union on January 31, 2020. Although we have not experienced any material disruptions in our business as a result of Brexit to date, the ultimate effects of Brexit on us are still difficult to predict, and adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2021, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $100.9 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not have materially affected our consolidated financial position. We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

Management assessed our internal control over financial reporting for the fiscal year ended July 31, 2021. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Copart, Inc. (the Company) as of July 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company, and our report dated September 27, 2021 expressed an unqualified opinion thereon.

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
September 27, 2021

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2021 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

Delinquent Section 16(a) Reports

There were no delinquent Section 16(a) Reports during fiscal 2021.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2021 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2021 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2021 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and under the proposal captioned “Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the proposal captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2021 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)Financial statements:
Our consolidated financial statements at July 31, 2021 and 2020 and for each of the three years in the period ended July 31, 2021 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Quarterly Report on Form 10-Q, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 2	December 22, 2016
3.3		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	September 16, 2021
4.1		Description of Capital Stock	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 4.1	September 30, 2019
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 5, 2021
10.7	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.08		Note Purchase Agreement among the Registrant and each of the purchasers listed on Schedule B dated as of December 3, 2014	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 4, 2014
10.09	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.10	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.11
First Amendment to Credit Agreement, dated as of March 15, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 17, 2016
10.12
Second Amendment to Credit Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2016
10.13		First Amendment to Note Purchase Agreement, dated as of July 21, 2016, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto and the purchasers party thereto.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	July 27, 2016
10.14
First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, certain subsidiaries of Copart. the lenders party thereto, and Bank of America,N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	July 27, 2020
10.15	*	Executive Officer Employment Agreement, effective October 5, 2020, between the Registrant and John North	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10.1	November 20, 2020

Incorporated by reference herein
Exhibit Number		Description	Form	Date
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*    Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Chief Executive Officer (Principal Executive Officer and Director)

Date: September 27, 2021

COPART, INC.

By:	/s/ JOHN NORTH
John North, Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 27, 2021

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair and John North, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer and Director)	September 27, 2021
A. Jayson Adair

/s/ JOHN NORTH	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2021
John North

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 27, 2021
Willis J. Johnson

/s/ MATT BLUNT	Director	September 27, 2021
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 27, 2021
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 27, 2021
Daniel Englander

/s/ STEPHEN FISHER	Director	September 27, 2021
Stephen Fisher

/s/ CHERYLYN HARLEY LEBON	Director	September 27, 2021
Cherylyn Harley LeBon

/s/ JAMES E. MEEKS	Director	September 27, 2021
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 27, 2021
Diane M. Morefield

/s/ CARL SPARKS	Director	September 27, 2021
Carl Sparks

/s/ THOMAS N. TRYFOROS	Director	September 27, 2021
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 27, 2021 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions

Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company has recorded a liability for unrecognized tax benefits resulting from uncertain tax positions, including accrued interest and penalties, of $54.3 million as of July 31, 2021. The Company’s uncertain tax positions are subject to audit by federal, state and local taxing authorities, and the resolution of such audits may span multiple years. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized tax benefits resulting from uncertain tax positions.

We involved our tax professionals to assess the technical merits of the Company’s tax positions. Our substantive audit procedures included, among others, evaluating changes in tax law that occurred during the year and assessing the Company’s interpretation of those changes under the relevant jurisdiction’s tax law. In addition, we inspected correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of the likelihood of its tax positions to be sustained upon examination and the Company’s measurement of the largest amount of benefit, considered on a cumulative probability basis, which is more likely than not to be realized upon settlement. We also evaluated the Company’s income tax disclosures included in Note 12 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since fiscal year 2006.
Dallas, Texas
September 27, 2021

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2021	2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,048,260	$477,718
Accounts receivable, net	480,628	350,207
Vehicle pooling costs	94,449	73,684
Inventories	44,968	20,080
Income taxes receivable	20,012	26,740
Prepaid expenses and other assets	14,294	15,330
Total current assets	1,702,611	963,759
Property and equipment, net	2,296,624	1,941,719
Operating lease right-of-use assets	119,487	118,455
Intangibles, net	45,873	47,772
Goodwill	355,717	343,622
Other assets	41,831	39,934
Total assets	$4,562,143	$3,455,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$369,826	$318,530
Deferred revenue	20,973	8,233
Income taxes payable	7,760	3,709
Current portion of operating and finance lease liabilities	22,472	25,572
Total current liabilities	421,031	356,044
Deferred income taxes	63,969	71,686
Income taxes payable	52,345	44,965
Operating and finance lease liabilities, net of current portion	97,961	96,150
Long-term debt and other liabilities, net of discount	397,636	396,900
Total liabilities	1,032,942	965,745

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—400,000,000 shares authorized; 237,014,273 and 235,315,337 shares issued and outstanding, respectively	24	24
Additional paid-in capital	761,834	672,727
Accumulated other comprehensive loss	(100,860)	(121,088)
Retained earnings	2,868,203	1,937,853
Total stockholders’ equity	3,529,201	2,489,516
Total liabilities and stockholders’ equity	$4,562,143	$3,455,261

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2021	2020	2019
Service revenues and vehicle sales:
Service revenues	$2,291,867	$1,947,140	$1,755,694
Vehicle sales	400,644	258,443	286,263
Total service revenues and vehicle sales	2,692,511	2,205,583	2,041,957
Operating expenses:
Yard operations	1,003,292	972,487	888,111
Cost of vehicle sales	346,128	225,294	255,504
General and administrative	206,665	191,703	181,867
Total operating expenses	1,556,085	1,389,484	1,325,482
Operating income	1,136,426	816,099	716,475
Other expense:
Interest expense, net	(20,247)	(18,871)	(17,585)
Other income, net	5,667	3,611	6,061
Total other expense	(14,580)	(15,260)	(11,524)
Income before income taxes	1,121,846	800,839	704,951
Income tax expense	185,351	100,932	113,258
Net income	$936,495	$699,907	$591,693

Basic net income per common share	$3.96	$3.00	$2.57
Weighted average common shares outstanding	236,252	233,202	230,489

Diluted net income per common share	$3.90	$2.93	$2.46
Diluted weighted average common shares outstanding	240,290	238,656	240,453

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2021	2020	2019
Comprehensive income, net of tax:
Net income	$936,495	$699,907	$591,693
Other comprehensive income:
Foreign currency translation adjustments	20,228	11,441	(24,601)
Comprehensive income	$956,723	$711,348	$567,092

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2018	233,898,841	$23	$526,858	$(107,928)	$1,162,146	$1,581,099
Net income	—	—	—	—	591,693	591,693
Currency translation adjustment	—	—	—	(24,601)	—	(24,601)
Cumulative effect of change in accounting standard	—	—	—	—	(22,954)	(22,954)
Exercise of stock options, net of repurchased shares	3,349,980	—	32,500	—	(44,987)	(12,487)
Employee stock-based compensation	—	—	23,445	—	—	23,445
Shares issued for Employee Stock Purchase Plan	177,043	—	7,183	—	—	7,183
Shares repurchased	(7,635,596)	—	(17,427)	—	(347,570)	(364,997)
Balances at July 31, 2019	229,790,268	23	572,559	(132,529)	1,338,328	1,778,381
Net income	—	—	—	—	699,907	699,907
Currency translation adjustment	—	—	—	11,441	—	11,441
Exercise of stock options, net of repurchased shares	5,401,963	1	68,570	—	(100,382)	(31,811)
Employee stock-based compensation	—	—	23,322	—	—	23,322
Shares issued for Employee Stock Purchase Plan	123,106	—	8,276	—	—	8,276
Balances at July 31, 2020	235,315,337	24	672,727	(121,088)	1,937,853	2,489,516
Net income	—	—	—	—	936,495	936,495
Currency translation adjustment	—	—	—	20,228	—	20,228
Exercise of stock options, net of repurchased shares	1,589,557	—	39,049	—	(6,145)	32,904
Employee stock-based compensation	—	—	40,922	—	—	40,922
Shares issued for Employee Stock Purchase Plan	109,379	—	9,136	—	—	9,136
Balances at July 31, 2021	237,014,273	$24	$761,834	$(100,860)	$2,868,203	$3,529,201

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$936,495	$699,907	$591,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	123,084	104,257	85,334
Allowance for credit loss	(1,121)	1,670	(429)
Equity in (earnings) losses of unconsolidated affiliates	(3,240)	1,401	419
Stock-based compensation	40,922	23,322	23,445
Gain on sale of property and equipment	(1,480)	(1,913)	(3,073)
Deferred income taxes	(7,951)	23,082	23,167
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(127,513)	15,993	(60,808)
Vehicle pooling costs	(20,476)	2,590	(16,418)
Inventories	(24,602)	1,348	(4,719)
Prepaid expenses and other current and non-current assets	7,025	141	(12,265)
Operating lease right-of-use assets and lease liabilities	570	(572)	—
Accounts payable and accrued liabilities	44,613	41,648	11,126
Deferred revenue	8,781	1,615	2,056
Income taxes receivable	6,739	(7,216)	(4,215)
Income taxes payable	9,045	10,114	10,669
Other liabilities	—	498	664
Net cash provided by operating activities	990,891	917,885	646,646
Cash flows from investing activities:
Purchases of property and equipment	(462,996)	(591,972)	(373,883)
Purchases of assets and liabilities in connection with acquisitions, net of cash acquired	(5,000)	(11,702)	(745)
Proceeds from sale of property and equipment	2,530	2,466	18,361
Net cash used in investing activities	(465,466)	(601,208)	(356,267)
Cash flows from financing activities:
Proceeds from the exercise of stock options	39,049	71,640	34,398
Proceeds from the issuance of Employee Stock Purchase Plan shares	9,136	8,276	7,183
Repurchases of common stock	—	—	(364,997)
Payments for employee stock-based tax withholdings	(6,145)	(103,451)	(46,888)
Debt offering costs	—	(2,814)	—
Payments of finance lease obligations	(1,118)	(1,065)	—
Net cash provided by (used in) financing activities	40,922	(27,414)	(370,304)
Effect of foreign currency translation	4,195	2,136	(8,276)
Net increase (decrease) in cash, cash equivalents, and restricted cash	570,542	291,399	(88,201)
Cash, cash equivalents, and restricted cash at beginning of period	477,718	186,319	274,520
Cash, cash equivalents, and restricted cash at end of period	$1,048,260	$477,718	$186,319
Supplemental disclosure of cash flow information:
Interest paid	$19,723	$19,728	$19,289
Income taxes paid, net of refunds	$178,241	$83,770	$82,448

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

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

The Company provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Vehicle sellers consist primarily of insurance companies, but also include banks, finance companies, charities, fleet operators, dealers, vehicle rental companies, and individuals. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

	Year Ended July 31,
(In thousands)	2021	2020	2019
Service revenues
United States	$2,017,504	$1,714,724	$1,537,431
International	274,363	232,416	218,263
Total service revenues	$2,291,867	$1,947,140	$1,755,694

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

	Year Ended July 31,
(In thousands)	2021	2020	2019
Vehicle sales
United States	$254,568	$145,962	$119,138
International	146,076	112,481	167,125
Total vehicle sales	$400,644	$258,443	$286,263

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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2019	$10,574
Capitalized contract assets during the period	2,875
Costs amortized during the period	(3,541)
Effect of foreign currency exchange rates	172
Balance as of July 31, 2020	$10,080
Capitalized contract assets during the period	265
Costs amortized during the period	(3,188)
Effect of foreign currency exchange rates	328
Balance as of July 31, 2021	$7,485

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2019	$(132,529)
Gain on foreign currency translation	11,441
Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	20,228
Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of July 31, 2021 and 2020, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 8 — Long-Term Debt and Note 9 – Fair Value Measures.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees); rent; vehicle transportation; insurance; property related taxes; fuel; equipment maintenance and repair; and marketing costs directly related to the auction process.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management; accounting; data processing; sales personnel; professional services; marketing expenses; and system maintenance and enhancements.

Advertising

All advertising costs are expensed as incurred and are included in yard operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $13.7 million, $7.7 million, and $7.5 million for the years ended July 31, 2021, 2020 and 2019, respectively.

Other (Expense) Income

Other (expense) income consists primarily of interest expense on long-term debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.
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
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. In determining net income for financial statement purposes, the Company makes certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities. In the ordinary course of global business, there may be transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the interpretation and application of complex tax laws, and significant judgment is necessary to (i) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (ii) measure the amount of tax benefit that qualifies for recognition. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, certificates of deposit, U.S. Treasury Bills, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions.

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

The Company generally does not require collateral on its accounts receivable. The Company estimates its allowances for credit loss based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company does not have off-balance sheet credit exposure related to its customers and to date. The Company has not experienced significant credit-related losses.

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2021, 2020 and 2019. As of July 31, 2021 and 2020, no customer accounted for more than 10% of the Company’s consolidated accounts receivable.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Property and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the respective improvements, which is between seven and ten years. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives: three to seven years for internally developed or purchased software; three to twenty years for transportation and other equipment; three to five years for office furniture and equipment; and seven to forty years or the lease term, whichever is shorter, for buildings and improvements. Amortization of equipment under finance leases is included in depreciation expense.

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

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2021 and 2020, did not result in an impairment charge. This qualitative analysis, which is referred to as step zero under ASC 350, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; the impact of the COVID-19 pandemic; and relevant entity-specific events.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2021 and 2020 was $66.2 million and $52.6 million, respectively. Accumulated amortization expense related to software as of July 31, 2021 and 2020 totaled $43.4 million and $33.5 million, respectively.

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

The fair value of each option, without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition either the Monte Carlo simulation model or a lattice model was used. The Black-Scholes Merton option-pricing model utilized the following assumptions:

	July 31,
	2021			2020			2019
Expected life (in years)	5.2	—	6.3	5.4	—	5.7	5.3	—	6.6
Risk-free interest rate	0.42%	—	1.23%	0.29%	—	1.67%	1.80%	—	2.69%
Estimated volatility	26.3%	—	28.7%	21.7%	—	27.6%	21.6%	—	22.1%
Expected dividends	—%			—%			—%
Weighted average fair value at measurement date	$30.43			$21.54			$15.47

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

Net cash proceeds from the exercise of stock options were $39.0 million, $71.6 million and $34.4 million for the years ended July 31, 2021, 2020 and 2019, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2021, 2020 and 2019, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Recently Issued Accounting Pronouncements

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

NOTE 2 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2021	2020
Advance charges receivable	$385,002	$260,196
Trade accounts receivable	97,249	94,281
Other receivables	4,013	2,120
	486,264	356,597
Less: Allowance for credit loss	(5,636)	(6,390)
Accounts receivable, net	$480,628	$350,207

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

The movements in the allowance for credit loss was as follows:

	July 31,
(In thousands)	2021	2020	2019
Balance at beginning of year	$6,390	$4,942	$5,444
Charged to costs and expenses	3,454	5,591	2,409
Write-offs	(4,208)	(4,143)	(2,911)
Balance at end of year	$5,636	$6,390	$4,942

NOTE 3 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2021	2020
Land	$1,428,262	$1,235,315
Buildings and improvements	1,126,414	932,976
Transportation and other equipment	326,622	274,422
Office furniture and equipment	79,928	70,926
Software	66,170	52,621
	3,027,396	2,566,260
Less: Accumulated depreciation and amortization	(730,772)	(624,541)
Property and equipment, net	$2,296,624	$1,941,719

Depreciation expense on property and equipment was $105.5 million, $82.1 million and $66.8 million for the years ended July 31, 2021, 2020 and 2019, respectively. Amortization expense of software was $9.5 million, $10.4 million and $7.6 million for the years ended July 31, 2021, 2020 and 2019, respectively.

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

Components of lease expense were as follows:

	Year Ended July 31,
(In thousands)	2021	2020
Operating lease expense	$28,302	$31,628
Finance lease expense:
Amortization of right-of-use assets	612	882
Interest on finance lease liabilities	65	189
Short-term lease expense	4,472	8,555
Variable lease expense	1,586	1,635
Total lease expense	$35,037	$42,889

Facilities rental expense for the year ended July 31, 2019 was $30.6 million under ASC 840, Operating Leases.

The components of right-of-use assets and lease liabilities on the consolidated balance sheet are as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2021	July 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$119,487	$118,455
Finance lease right-of-use assets	Property and equipment, net	563	1,409
Total lease assets, net		$120,050	$119,864

Operating lease liabilities - current	Current portion of operating and finance lease liabilities	$21,942	$24,821
Finance lease liabilities - current	Current portion of operating and finance lease liabilities	530	751
Operating lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	97,925	95,584
Finance lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	36	566
Total lease liabilities		$120,433	$121,722
The weighted-average remaining lease terms and discount rates as of July 31, 2021 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	9.41	2.84%
Finance leases	1.01	1.85%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases as of July 31, 2021 were as follows (In thousands):

	Year Ended July 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$28,576	$29,799
Operating cash flows related to finance leases	65	187
Financing cash flows related to finance leases	1,118	1,065
Right-of-use assets obtained in exchange for new operating lease liabilities	41,770	42,860
Right-of-use assets obtained in exchange for new finance lease liabilities	—	2,899
The annual maturities of the Company’s lease liabilities as of July 31, 2021 were as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2022	$535	$24,626
2023	24	20,818
2024	13	16,005
2025	—	13,833
2026	—	10,870
Thereafter	—	53,632
Total future lease commitments	$572	$139,784
Less: imputed interest	(6)	(19,917)
Present value of lease liabilities	$566	$119,867

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2021 were as follows:

Fiscal year (In thousands)	Operating leases
2022	$6,537
2023	5,423
2024	5,499
2025	5,468
2026	5,172
Thereafter	14,556
Total future lease payments receivable	$42,655

The cost of the leased space was $55.5 million and $64.8 million as of July 31, 2021 and 2020, respectively. The accumulated depreciation associated with the leased assets was $1.9 million and $0.9 million as of July 31, 2021 and 2020, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $14.8 million and $6.2 million for the years ended July 31, 2021 and 2020, respectively, and is included within Service revenues on the consolidated statements of income.

NOTE 5 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2021	2020
Beginning balance	$343,622	$333,321
Acquisitions during the period	7,882	5,713
Effect of foreign currency exchange rates	4,213	4,588
Ending balance	$355,717	$343,622

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company’s annual impairment tests were performed during the fourth quarter of each period presented and goodwill was not impaired.

NOTE 6 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2021	2020	2021	2020	2021	2020	2021	2020
Amortized intangibles:
Supply contracts and customer relationships	$55,598	$50,600	$(21,739)	$(16,780)	$33,859	$33,820	7	8
Trade names	18,944	23,635	(7,163)	(10,075)	11,781	13,560	6	6
Licenses and databases	736	7,630	(503)	(7,238)	233	392	2	3
Total Intangibles	$75,278	$81,865	$(29,405)	$(34,093)	$45,873	$47,772

Aggregate amortization expense on intangible assets was $6.9 million, $8.9 million and $10.5 million for the years ended July 31, 2021, 2020 and 2019, respectively.

Intangible amortization expense for the next five fiscal years based upon July 31, 2021 intangible assets is expected to be as follows (In thousands):

2022	$7,806
2023	7,696
2024	7,504
2025	5,944
2026	5,843
Thereafter	11,080
Total future intangible amortization expense	$45,873

NOTE 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2021	2020
Accounts payable to sellers	$123,642	$92,013
Buyer deposits and prepayments	105,369	89,020
Trade accounts payable	39,595	40,906
Accrued compensation and benefits	50,688	42,053
Taxes payable	10,953	17,036
Accrued insurance	8,328	9,315
Other accrued liabilities	31,251	28,187
Total accounts payable and accrued expenses	$369,826	$318,530

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

The Revolving Loan Facility under the Credit Agreement bears interest, at the election of the Company, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Prime Rate in effect on such day; (ii) the Federal Funds Rate in effect on such date plus 0.50%; or (iii) the Eurodollar Rate plus 1.0%, subject to an interest rate floor of 0.75%, in each case plus an applicable margin ranging from 0.50% to 1.25% based on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the Eurodollar Rate plus an applicable margin ranging from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable in arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of Eurodollar Rate Loans. The interest rate as of July 31, 2021 on the Company’s Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at July 31, 2021, and was classified within Level II of the fair value hierarchy.

Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. The Company is obligated to pay a commitment fee on the unused portion of the Revolving Loan Facility. The commitment fee rate ranges from 0.25% to 0.35%, depending on the Company’s consolidated total net leverage ratio during the preceding fiscal quarter, on the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Company had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2021 or 2020.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2021, the consolidated total net leverage ratio was (0.45):1. Minimum liquidity as of July 31, 2021 was $2.1 billion. Accordingly, the Company does not believe that the provisions of the Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2021.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Note Purchase Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment on a pro forma basis. As of July 31, 2021, the consolidated total net leverage ratio was (0.45):1. Minimum liquidity as of July 31, 2021 was $2.1 billion. Accordingly, the Company does not believe that the provisions of the Note Purchase Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Note Purchase Agreement as of July 31, 2021.

As of July 31, 2021, future payments on the Revolving Loan Facility and Note Purchase Agreement were as follows for the fiscal years ending:

(In thousands)	July 31, (1)
2022	$—
2023	—
2024	—
2025	100,000
2026	—
Thereafter	300,000
Total future payments	$400,000
(1)Currently there are no outstanding balances on the Revolving Loan Facility.

NOTE 9 – Fair Value Measures
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2021		July 31, 2020
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$754,300	$754,304	$11,483	$11,483
Total Assets	$754,300	$754,304	$11,483	$11,483
Liabilities
Long-term fixed rate debt, including current portion	$399,733	$432,027	$399,698	$449,731
Total Liabilities	$399,733	$432,027	$399,698	$449,731

During the year ended July 31, 2021, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 8 — Long-Term Debt.

NOTE 10 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2021	2020	2019
Weighted average common shares outstanding	236,252	233,202	230,489
Effect of dilutive securities	4,038	5,454	9,964
Weighted average common and dilutive potential common shares outstanding	240,290	238,656	240,453

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 4,090,250; 1,575,167; and 3,045,000 options to purchase the Company’s common stock for the years ended July 31, 2021, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

NOTE 11 — Stockholders’ Equity

General

The Company has authorized the issuance of 400 million shares of common stock, with a par value of $0.0001, of which 237,014,273 shares were issued and outstanding at July 31, 2021. As of July 31, 2021 and 2020, the Company had reserved 15,326,030 and 12,977,173 shares of common stock, respectively, for the issuance of options, restricted stock or restricted stock units granted under the Company’s stock option plans and 1,194,213 and 1,303,592 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2021 or 2020, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2021 and 2020, the Company did not repurchase any shares of its common stock under the program. For fiscal 2019, the Company repurchased 7,635,596 shares of its common stock under the program at a weighted average price of $47.81 per share totaling $365.0 million. As of July 31, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

In fiscal 2019, certain members of the Company’s Board of Directors exercised stock options through cashless exercises. In fiscal 2020, the Company’s former President exercised all of his vested stock options through a cashless exercise. In fiscal 2021, certain employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $3.8 million, $101.3 million, and $45.6 million during the years ended July 31, 2021, 2020 and 2019, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2019—Q3	3,000,000	$17.81	945,162	806,039	1,248,799	$56.53	$45,565
FY 2020—Q1	4,000,000	17.81	865,719	1,231,595	1,902,686	82.29	101,348
FY 2021—Q4	90,000	17.73	12,366	29,349	48,285	129.01	3,786
(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 10 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2021, 2020 and 2019 was 109,379; 123,106; and 177,043; respectively. As of July 31, 2021, there were 8,885,861 shares of common stock issued pursuant to the ESPP and 1,194,213 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 36 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2021, 7,137,850 shares were available for grant under the Plan and the number of options that were in-the-money was 7,557,157 at July 31, 2021.

In October 2013, the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval (which was subsequently obtained at the December 16, 2013 annual meeting of stockholders), approved the grant to each of the Company’s former President, and A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 3,000,000 and 4,000,000 shares of the Company’s common stock, respectively, at an exercise price of $17.81 per share, which equaled the closing price of the Company’s common stock on December 16, 2013, the effective date of grant. Such grants were made in lieu of any cash salary or bonus compensation in excess of $1.00 per year or the grant of any additional equity incentives for a five year period. Each option became exercisable over five years, subject to continued service by Mr. Adair and the Company’s former President, with 20% vesting on April 15, 2015 and December 16, 2014, respectively, and the balance vested monthly over the subsequent four years. On December 16, 2018, the option held by the Company’s former President became fully vested and on April 15, 2019, the option held by Mr. Adair became fully vested. The fair value of each option at the date of grant using the Black-Scholes Merton option-pricing model was $5.72. The total compensation expense recognized by the Company over the five year service period for these options was $38.8 million. The Company recognized no compensation expenses for these grants in the years ended July 31, 2021 and 2020, respectively, and $4.3 million in compensation expenses for these grants in the year ended July 31, 2019.

In June 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vested on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. The market based vesting condition was satisfied in the first quarter of fiscal 2021. The option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million and is recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $13.5 million in compensation expense for this grant in year ended July 31, 2021.

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Year Ended July 31,
(In thousands)	2021	2020	2019
General and administrative	$35,633	$17,567	$18,254
Yard operations	5,289	5,755	5,191
Total stock-based compensation	$40,922	$23,322	$23,445

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2021 and 2020. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

A summary of the status of the Company’s non-vested shares from stock option awards and its activity during the year ended July 31, 2021 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Non-vested shares at July 31, 2020	3,303	$17.58
Grants of non-vested shares	1,310	31.17
Vested	(1,139)	16.65
Forfeitures or expirations	(213)	12.84
Non-vested shares at July 31, 2021	3,261	$22.80

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2021:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2020	8,059	$41.44	6.72	$417,529
Grants of options	1,310	107.95
Exercises	(1,599)	25.47
Forfeitures or expirations	(213)	47.11
Outstanding as of July 31, 2021	7,557	$56.19	6.53	$686,269
Exercisable as of July 31, 2021	4,295	$38.16	5.17	$467,433
Vested and expected to vest as of July 31, 2021	7,557	$56.19	6.52	$686,269

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2021 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2021. The aggregate intrinsic value of options exercised was $143.3 million, $476.3 million and $215.4 million in the years ended July 31, 2021, 2020 and 2019, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2021, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $60.6 million. This cost will be amortized on a straight-line basis over a weighted average remaining term of 3.28 years. The fair value of options vested for the years ended July 31, 2021, 2020 and 2019 was $19.0 million, $19.2 million and $21.3 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2021:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$12.48	—	$17.73	890	3.25	$16.72	890	$16.72
$17.81	—	$36.32	2,393	5.06	28.16	1,988	26.68
$43.96	—	$58.27	1,740	7.17	55.59	876	53.05
$77.51	—	$134.42	2,534	8.62	96.93	541	91.47
Outstanding as of July 31, 2021			7,557	6.53	$56.19	4,295	$38.16

The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the for the year ended July 31, 2021:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2020	105	$69.86
Grants	61	116.86
Vested	(58)	83.26
Forfeitures or expirations	(6)	67.55
Outstanding as of July 31, 2021	102	$90.46

NOTE 12 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2021	2020	2019
U.S.	$1,022,134	$740,171	$634,874
International	99,712	60,668	70,077
Total income before taxes	$1,121,846	$800,839	$704,951

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2021	2020	2019
Federal:
Current	$135,216	$53,942	$59,848
Deferred	(4,259)	21,019	27,779
	130,957	74,961	87,627
State:
Current	34,302	12,095	12,720
Deferred	(3,489)	565	702
	30,813	12,660	13,422
International:
Current	23,575	13,333	12,508
Deferred	6	(22)	(299)
	23,581	13,311	12,209
Income tax expense	$185,351	$100,932	$113,258

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.5%	1.6%	1.4%
International rate differential	(0.5)%	0.1%	0.3%
Compensation and fringe benefits (1)	(1.9)%	(11.2)%	(6.4)%
FDII, GILTI, and transition tax	(3.1)%	(0.3)%	(0.7)%
Federal return to provision adjustment	(1.8)%	—%	—%
Other differences	1.3%	1.4%	0.5%
Effective tax rate	16.5%	12.6%	16.1%
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit loss	$942	$1,141
Accrued compensation and benefits	15,541	13,217
State taxes	—	460
Operating lease liabilities	25,176	—
Accrued other	4,551	4,763
Deferred revenue	4,239	1,950
Losses carried forward	24,384	15,092
Federal tax benefit	12,242	9,872
Total gross deferred tax assets	87,075	46,495
Less: Valuation allowance	(24,987)	(15,429)
Net deferred tax assets	62,088	31,066
Deferred tax liabilities:
Vehicle pooling costs	(20,241)	(15,291)
Property and equipment	(55,047)	(62,123)
Operating lease right-of-use assets	(25,253)	—
Other prepaids	(461)	(1,411)
Intangibles and goodwill	(24,602)	(23,714)
Total gross deferred tax liabilities	(125,604)	(102,539)
Net deferred tax liabilities	$(63,516)	$(71,473)

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

The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s estimate for FDII did have a material impact to the effective income tax rate and income tax expense for the fiscal year ended July 31, 2021.

As of July 31, 2021 and 2020, the Company had foreign operating losses and a U.S. federal tax credit carryforward of $24.4 million and $15.1 million, respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. The U.S. federal related tax credit, if not used, would start to expire after 2026.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. The valuation allowance for the years ended July 31, 2021 and 2020 was $25.0 million and $15.4 million, respectively. The valuation allowance for deferred tax assets primarily related to operating losses in certain international jurisdictions and certain tax credits that are unlikely to be realized.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions:

	July 31,
(In thousands)	2021	2020	2019
Beginning balance	$36,123	$27,537	$21,322
Increases related to current year tax positions	13,122	8,196	6,588
Prior year tax positions:
Increases recognized during the period	8,782	6,390	800
Decreases recognized during the period	(5,749)	(1,603)	(305)
Cash settlements during the period	(3,261)	(1,182)	(534)
Lapse of statute of limitations	(1,956)	(3,215)	(334)
Ending balance	$47,061	$36,123	$27,537

As of July 31, 2021 and 2020, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $37.8 million and $29.0 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2021, 2020 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $7.2 million, $8.9 million and $7.6 million, respectively.

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

The Act significantly lowered the additional federal income tax upon the repatriation of undistributed earnings generated by our foreign subsidiaries. As the Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2021, no deferred tax was therefore provided. Although the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings, which were $234.7 million as of July 31, 2021, nevertheless, it is not practical to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax.

The Company’s effective income tax rates were 16.5%, 12.6%, and 16.1% for fiscal 2021, 2020 and 2019, respectively. The Company’s U.S. federal statutory tax rate for fiscal years 2021, 2020 and 2019 was 21.0%. The effective tax rate for fiscal year ending July 31, 2021 was favorably impacted by $19.8 million of discrete tax adjustments made in connection with finalizing the Company’s fiscal year 2020 tax return. The effective tax rate for fiscal year ending July 31, 2020 was negatively impacted by $1.7 million of discrete tax items related to amending previously filed income tax returns. The effective tax rate for the fiscal year ending July 31, 2019, was favorably impacted by $10.2 million of discrete tax items related to amending previously filed income tax returns. The effective tax rates were also impacted by the recognition of excess tax benefits from the exercise of employee stock-based compensation of $29.8 million, $92.5 million, and $46.1 million, for fiscal years ended July 31, 2021, 2020 and 2019, respectively.

NOTE 13 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2021
(In thousands)	United States	International	Total
Service revenues	$2,017,504	$274,363	$2,291,867
Vehicle sales	254,568	146,076	400,644
Total service revenues and vehicle sales	2,272,072	420,439	2,692,511
Yard operations	849,037	154,255	1,003,292
Cost of vehicle sales	227,365	118,763	346,128
General and administrative	172,115	34,550	206,665
Operating income	$1,023,555	$112,871	$1,136,426

Depreciation and amortization, excluding debt costs	$107,765	$14,206	$121,971
Capital expenditures, including acquisitions	390,706	77,290	467,996
Total assets	3,900,712	661,431	4,562,143
Goodwill	270,305	85,412	355,717

	Year Ended July 31, 2020
(In thousands)	United States	International	Total
Service revenues	$1,714,724	$232,416	$1,947,140
Vehicle sales	145,962	112,481	258,443
Total service revenues and vehicle sales	1,860,686	344,897	2,205,583
Yard operations	828,066	144,421	972,487
Cost of vehicle sales	135,095	90,199	225,294
General and administrative	154,346	37,357	191,703
Operating income	$743,179	$72,920	$816,099

Depreciation and amortization, excluding debt costs	$90,818	$10,572	$101,390
Capital expenditures, including acquisitions	568,773	34,901	603,674
Total assets	2,904,216	551,045	3,455,261
Goodwill	262,423	81,199	343,622

	Year Ended July 31, 2019
(In thousands)	United States	International	Total
Service revenues	$1,537,431	$218,263	$1,755,694
Vehicle sales	119,138	167,125	286,263
Total service revenues and vehicle sales	1,656,569	385,388	2,041,957
Yard operations	751,653	136,458	888,111
Cost of vehicle sales	112,268	143,236	255,504
General and administrative	155,180	26,687	181,867
Operating income	$637,468	$79,007	$716,475

Depreciation and amortization, excluding debt costs	$75,265	$9,630	$84,895
Capital expenditures, including acquisitions	311,827	62,801	374,628
Total assets	2,096,549	451,068	2,547,617
Goodwill	256,998	76,323	333,321

NOTE 14 — Commitments and Contingencies

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $24.1 million at July 31, 2021, which are primarily used to secure certain insurance obligations.

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

The Company provides for costs relating to matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. The Company believes that any ultimate liability regarding existing litigation and claims would not have a material effect on its consolidated results of operations, financial position, or cash flows. However, the amount of the liabilities associated with claims, if any, cannot be determined with certainty. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles.

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

NOTE 16 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2021 and 2020.

NOTE 17 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $1.9 million, for the years ended July 31, 2021, and 2020 and $1.7 million, for the year ended July 31, 2019, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $1.4 million, $1.2 million, and $0.9 million for the years ended July 31, 2021, 2020 and 2019, respectively, related to this plan.