Form 10-Q
period 2021-10-31
COPART INC
filed 2021-11-19
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 18, 2021, 237,188,461 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2021

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2021	July 31, 2021
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,298,373	$1,048,260
Accounts receivable, net	562,637	480,628
Vehicle pooling costs	115,994	94,449
Inventories	48,194	44,968
Income taxes receivable	537	20,012
Prepaid expenses and other assets	14,045	14,294
Total current assets	2,039,780	1,702,611
Property and equipment, net	2,318,701	2,296,624
Operating lease right-of-use assets	123,254	119,487
Intangibles, net	43,914	45,873
Goodwill	354,062	355,717
Other assets	39,141	41,831
Total assets	$4,918,852	$4,562,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$411,249	$369,826
Deferred revenue	19,951	20,973
Income taxes payable	37,175	7,760
Current portion of operating and finance lease liabilities	23,536	22,472
Total current liabilities	491,911	421,031
Deferred income taxes	72,166	63,969
Income taxes payable	51,094	52,345
Operating and finance lease liabilities, net of current portion	100,920	97,961
Long-term debt and other liabilities, net of discount	408,940	397,636
Total liabilities	1,125,031	1,032,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 237,181,350 and 237,014,273 shares issued and outstanding, respectively.	24	24
Additional paid-in capital	776,858	761,834
Accumulated other comprehensive loss	(111,378)	(100,860)
Retained earnings	3,128,317	2,868,203
Total stockholders’ equity	3,793,821	3,529,201
Total liabilities and stockholders’ equity	$4,918,852	$4,562,143
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2021	2020
Service revenues and vehicle sales:
Service revenues	$667,818	$515,372
Vehicle sales	142,314	77,568
Total service revenues and vehicle sales	810,132	592,940
Operating expenses:
Yard operations	298,694	231,811
Cost of vehicle sales	126,408	64,360
General and administrative	54,909	48,175
Total operating expenses	480,011	344,346
Operating income	330,121	248,594
Other expense:
Interest expense, net	(5,107)	(5,032)
Other income, net	812	3,253
Total other expense	(4,295)	(1,779)
Income before income taxes	325,826	246,815
Income tax expense	65,463	46,530
Net income	$260,363	$200,285

Basic net income per common share	$1.10	$0.85
Weighted average common shares outstanding	237,068	235,791

Diluted net income per common share	$1.08	$0.83
Diluted weighted average common shares outstanding	241,221	239,968
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2021	2020
Comprehensive income, net of tax:
Net income	$260,363	$200,285
Other comprehensive income:
Foreign currency translation adjustments	(10,518)	(7,406)
Comprehensive income	$249,845	$192,879
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2021	237,014,273	$24	$761,834	$(100,860)	$2,868,203	$3,529,201
Net income	—	—	—	—	260,363	260,363
Currency translation adjustment	—	—	—	(10,518)	—	(10,518)
Exercise of stock options, net of repurchased shares	145,986	—	5,572	—	(249)	5,323
Stock-based compensation	21,091	—	9,452	—	—	9,452
Balances at October 31, 2021	237,181,350	24	776,858	(111,378)	3,128,317	3,793,821

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2020	235,315,337	$24	$672,727	$(121,088)	$1,937,853	$2,489,516
Net income	—	—	—	—	200,285	200,285
Currency translation adjustment	—	—	—	(7,406)	—	(7,406)
Exercise of stock options, net of repurchased shares	802,670	—	20,014	—	(489)	19,525
Stock-based compensation	—	—	8,913	—	—	8,913
Balances at October 31, 2020	236,118,007	24	701,654	(128,494)	2,137,649	2,710,833
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$260,363	$200,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	32,049	29,227
Allowance for credit loss	295	(157)
Equity in losses (earnings) of unconsolidated affiliates	168	(1,741)
Stock-based compensation	9,452	8,913
Gain on sale of property and equipment	(440)	(1,230)
Deferred income taxes	8,319	6,239
Changes in operating assets and liabilities:
Accounts receivable	(82,676)	(57,860)
Vehicle pooling costs	(21,697)	(10,600)
Inventories	(3,463)	(8,259)
Prepaid expenses and other current and non-current assets	3,071	15,236
Operating lease right-of-use assets and lease liabilities	382	153
Accounts payable and accrued liabilities	62,013	42,880
Deferred revenue	(979)	1,251
Income taxes receivable	19,479	25,825
Income taxes payable	26,204	8,371
Net cash provided by operating activities	312,540	258,533
Cash flows from investing activities:
Purchases of property and equipment	(64,696)	(147,093)
Proceeds from sale of property and equipment	813	271
Net cash used in investing activities	(63,883)	(146,822)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,572	20,014
Payments for employee stock-based tax withholdings	(249)	(489)
Payments of finance lease obligations	(157)	(327)
Net cash provided by financing activities	5,166	19,198
Effect of foreign currency translation	(3,710)	(2,895)
Net increase in cash, cash equivalents, and restricted cash	250,113	128,014
Cash, cash equivalents, and restricted cash at beginning of period	1,048,260	477,718
Cash, cash equivalents, and restricted cash at end of period	$1,298,373	$605,732
Supplemental disclosure of cash flow information:
Interest paid	$5,080	$4,762
Income taxes paid, net of refunds	$10,089	$6,157
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2021
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of its financial position as of October 31, 2021 and July 31, 2021, its consolidated statements of income, comprehensive income and stockholders’ equity for the three months ended October 31, 2021 and 2020, and its cash flows for the three months ended October 31, 2021 and 2020. Interim results for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2022. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three Months Ended October 31,
(In thousands)	2021	2020
Service revenues
United States	$590,758	$450,235
International	77,060	65,137
Total service revenues	$667,818	$515,372
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

	Three Months Ended October 31,
(In thousands)	2021	2020
Vehicle sales
United States	$87,703	$47,020
International	54,611	30,548
Total vehicle sales	$142,314	$77,568
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2021	$7,485
Capitalized contract assets during the period	—
Costs amortized during the period	(1,030)
Effect of foreign currency exchange rates	(134)
Balance as of October 31, 2021	$6,321
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	20,228
Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(10,518)
Cumulative loss on foreign currency translation as of October 31, 2021	$(111,378)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of October 31, 2021 and July 31, 2021, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measurements.

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
Total gross capitalized software as of October 31, 2021 and July 31, 2021 was $68.8 million and $66.2 million, respectively. Accumulated amortization expense related to software as of October 31, 2021 and July 31, 2021 totaled $46.0 million and $43.4 million, respectively.
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2021	July 31, 2021
Advance charges receivable	$446,368	$385,002
Trade accounts receivable	117,337	97,249
Other receivables	4,596	4,013
	568,301	486,264
Less: Allowance for credit loss	(5,664)	(5,636)
Accounts receivable, net	$562,637	$480,628
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	October 31, 2021	July 31, 2021
Land	$1,454,026	$1,428,262
Buildings and improvements	1,128,552	1,126,414
Transportation and other equipment	342,868	326,622
Office furniture and equipment	81,735	79,928
Software	68,813	66,170
	3,075,994	3,027,396
Less: Accumulated depreciation and amortization	(757,293)	(730,772)
Property and equipment, net	$2,318,701	$2,296,624
Depreciation expense on property and equipment was $29.9 million and $27.1 million for the three months ended October 31, 2021 and 2020, respectively.

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
Components of lease expense were as follows:

	Three Months Ended October 31,
(In thousands)	2021	2020
Operating lease expense	$7,067	$7,257
Finance lease expense:
Amortization of right-of-use assets	153	167
Interest on finance lease liabilities	2	21
Short-term lease expense	1,768	1,245
Variable lease expense	224	539
Total lease expense	$9,214	$9,229
Supplemental cash flow information related to leases as of October 31, 2021 were as follows:

	Three Months Ended October 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$6,697	$7,856
Operating cash flows related to finance leases	2	21
Financing cash flows related to finance leases	157	327
Right-of-use assets obtained in exchange for new operating lease liabilities	10,823	5,672
Right-of-use assets obtained in exchange for new finance lease liabilities	—	15,761

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
The cost of the leased space as of October 31, 2021 and July 31, 2021 was $57.2 million and $55.5 million, respectively. The accumulated depreciation associated with the leased assets as of October 31, 2021 and July 31, 2021 was $2.3 million and $1.9 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $3.5 million and $3.6 million for the three months ended October 31, 2021 and 2020, respectively and is included within Service revenues on the consolidated statements of income.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2021	July 31, 2021
Amortized intangibles:
Supply contracts and customer relationships	$55,438	$55,598
Trade names	18,935	18,944
Licenses and databases	719	736
Accumulated amortization	(31,178)	(29,405)
Net intangibles	$43,914	$45,873
Aggregate amortization expense on amortizable intangible assets was $1.8 million and $1.8 million for the three months ended October 31, 2021 and 2020, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2021	$355,717
Effect of foreign currency exchange rates	(1,655)
Balance as of October 31, 2021	$354,062
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
The interest rate as of October 31, 2021 on the Company’s Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2021 or July 31, 2021. The Credit Agreement contains customary affirmative and negative covenants and the Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2021.

Note Purchase Agreement
On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. The Company may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and the Company was in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2021.
NOTE 7 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	October 31, 2021		July 31, 2021
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$1,019,239	$1,019,249	$754,300	$754,304
Total Assets	$1,019,239	$1,019,249	$754,300	$754,304
Liabilities
Long-term fixed rate debt, including current portion	$399,742	$422,386	$399,733	$432,027
Total Liabilities	$399,742	$422,386	$399,733	$432,027
During the three months ended October 31, 2021, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2021	2020
Weighted average common shares outstanding	237,068	235,791
Effect of dilutive securities	4,153	4,177
Weighted average common and dilutive potential common shares outstanding	241,221	239,968
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 55,250 and 1,350,000 options to purchase the Company’s common stock for the three months ended October 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards, without a market condition, on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2021:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2021	7,557	$56.19	6.53	$686,269
Grants of options	25	143.23
Exercises	(146)	38.17
Forfeitures or expirations	—	—
Outstanding as of October 31, 2021	7,436	$56.84	6.29	$732,121
Exercisable as of October 31, 2021	4,507	$41.08	5.08	$514,746
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 7,436,171 at October 31, 2021.
In June 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vesting on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. The market based vesting condition was satisfied in the first quarter of fiscal 2021. The time-based vesting conditions of the option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $1.8 million in compensation expense for this grant in the three months ended October 31, 2021.
Subsequently, on November 17, 2021, the Compensation Committee amended the stock option award to Mr. Adair to implement a new market-based vesting condition with respect to 500,000 of the unvested stock options. Following the amendment, and subject to the existing time-based vesting schedule, no portion of these 500,000 stock options will be exercisable unless the price in trading of Copart, Inc. common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options), determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise.
The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended October 31,
(In thousands)	2021	2020
General and administrative	$8,471	$7,382
Yard operations	981	1,531
Total stock-based compensation	$9,452	$8,913
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the three months ended October 31, 2021:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2021	102	$90.46
Grants	39	143.88
Vested	(5)	70.68
Forfeitures or expirations	(3)	109.77
Outstanding as of October 31, 2021	133	$106.74
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2021 or 2020. As of October 31, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
NOTE 11 – Recent Accounting Pronouncements
Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated results of operations and financial position.
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
The following table presents financial information by segment:

	Three Months Ended October 31, 2021			Three Months Ended October 31, 2020
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$590,758	$77,060	$667,818	$450,235	$65,137	$515,372
Vehicle sales	87,703	54,611	142,314	47,020	30,548	77,568
Total service revenues and vehicle sales	678,461	131,671	810,132	497,255	95,685	592,940
Yard operations	256,621	42,073	298,694	194,419	37,392	231,811
Cost of vehicle sales	80,342	46,066	126,408	41,506	22,854	64,360
General and administrative	46,548	8,361	54,909	39,738	8,437	48,175
Operating income	$294,949	$35,172	$330,121	$221,591	$27,003	$248,594

Depreciation and amortization	$27,725	$4,035	$31,760	$26,162	$2,787	$28,949
Capital expenditures and acquisitions	54,272	10,424	64,696	122,459	24,634	147,093

	October 31, 2021			July 31, 2021
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$4,223,448	$695,404	$4,918,852	$3,900,712	$661,431	$4,562,143
Goodwill	270,269	83,793	354,062	270,305	85,412	355,717

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

Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. We adjusted, but did not make material modifications to, our operating expenses to be able to continue providing employment for our employees, service to our sellers, and process incoming vehicles for sale in future quarters. The pandemic may have an adverse effect on our future revenues, with the magnitude and timing of these effects dependent upon the extent and duration of suspended economic activity across our markets. We believe that the longer-term impact on our business will depend on potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; the relationship of supply and demand for newly manufactured vehicles, on the one hand, and used salvage vehicles, on the other hand, due to reduced manufacturing capacity and broader supply chain disruptions during the COVID-19 pandemic and the effects of these supply and demand relationships on the average sales prices obtained at auction for the vehicles assigned to us for remarketing; any further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally, and the potential availability, among other things, of vaccines or treatments, none of which we can predict. For a further discussion of risks to our business and operating results arising from the pandemic, please see the section of this Quarterly Report on Form 10-Q captioned “Risk Factors.”
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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2020 through October 31, 2021:

United States Locations	Date
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020
Knightdale, North Carolina	March 2021
Gastonia, North Carolina	May 2021
Bismarck, North Dakota	June 2021
Fairburn, Georgia	July 2021
Dyer, Indiana	July 2021
Mobile South, Alabama	August 2021

International Locations	Geographic Service Area	Date
Bruchmühlbach-Miesau, Rhineland-Palatinate (Mannheim)	Germany	February 2021
Mallorca, Balearic Islands	Spain	April 2021
Halifax, Novia Scotia	Canada	September 2021
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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In percentages)	2021	2020
Service revenues and vehicle sales:
Service revenues	82%	87%
Vehicle sales	18%	13%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	37%	39%
Cost of vehicle sales	16%	11%
General and administrative	7%	8%
Total operating expenses	60%	58%
Operating income	40%	42%
Other expense	(1)%	—%
Income before income taxes	39%	42%
Income taxes	8%	8%
Net income	31%	34%

Comparison of the Three Months Ended October 31, 2021 and 2020
The following table presents a comparison of service revenues for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
Service revenues
United States	$590,758	$450,235	$140,523	31.2%
International	77,060	65,137	11,923	18.3%
Total service revenues	$667,818	$515,372	$152,446	29.6%
Service Revenues. The increase in service revenues during the three months ended October 31, 2021 of $152.4 million, or 29.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $140.5 million and (ii) an increase in International of $11.9 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car, (ii) an increase in volume resulting from higher miles driven due to the reopening of the United States economy and restriction within the global supply chain for automobiles. Excluding the beneficial impact of $3.2 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and Canadian dollar to U.S. dollar exchange rates, the growth in International was driven primarily by an increase in volume from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
Vehicle sales
United States	$87,703	$47,020	$40,683	86.5%
International	54,611	30,548	24,063	78.8%
Total vehicle sales	$142,314	$77,568	$64,746	83.5%
Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2021 of $64.7 million, or 83.5%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $40.7 million and (ii) an increase in International of $24.1 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply. Excluding a beneficial impact of $0.7 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, Brazilian real and Canadian dollar to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, an increase in volume resulting from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
Yard operations expenses
United States	$256,621	$194,419	$62,202	32.0%
International	42,073	37,392	4,681	12.5%
Total yard operations expenses	$298,694	$231,811	$66,883	28.9%

Yard operations expenses, excluding depreciation and amortization
United States	$234,019	$173,711	$60,308	34.7%
International	38,233	34,806	3,427	9.8%

Yard depreciation and amortization
United States	$22,602	$20,708	$1,894	9.1%
International	3,840	2,586	1,254	48.5%

Yard Operations Expenses. The increase in yard operations expense for the three months ended October 31, 2021 of $66.9 million, or 28.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $62.2 million, and (ii) an increase in International of $4.7 million. Excluding depreciation and amortization, the increase in the U.S. compared to the same period last year relates to an increase in volume as a result of the reopening of the United States economy combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased non-CAT related subhaul costs combined with an increase in premiums for CAT related subhaul, labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ida. The increase in International was primarily driven by the increase in volume following the reopening of International economies, combined with a detrimental increase in foreign currency exchange rates of $1.3 million primarily from the British pound and Brazilian Real to U.S. Dollar exchange rate partially offset by a decrease in the cost to process each car Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended October 31, 2021 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
Cost of vehicle sales
United States	$80,342	$41,506	$38,836	93.6%
International	46,066	22,854	23,212	101.6%
Total cost of vehicle sales	$126,408	$64,360	$62,048	96.4%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2021 of $62.0 million, or 96.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $38.8 million and (ii) an increase in International of $23.2 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply. Excluding the detrimental impact of $0.4 million due to changes in foreign currency exchange rates, primarily from the change in the British pound to U.S. dollar exchange rates, the increase in International was primarily the result of higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply.
The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
General and administrative expenses
United States	$46,548	$39,738	$6,810	17.1%
International	8,361	8,437	(76)	(0.9)%
Total general and administrative expenses	$54,909	$48,175	$6,734	14.0%

General and administrative expenses, excluding depreciation and amortization
United States	$41,423	$34,284	$7,139	20.8%
International	8,163	8,236	(73)	(0.9)%

General and administrative depreciation and amortization
United States	$5,125	$5,454	$(329)	(6.0)%
International	198	201	(3)	(1.5)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2021 of $6.7 million, or 14.0%, as compared to the same period last year resulted from (i) a decrease in International of $0.1 million and (ii) an increase in the U.S. of $6.8 million. Excluding depreciation and amortization, the decrease in International of $0.1 million resulted primarily from lower current period costs including decreased travel costs. The increase in the U.S. of $7.1 million resulted primarily from increases in stock compensation and increased legal costs. Depreciation and amortization expenses for the three months ended October 31, 2021 as compared to the same period last year were relatively flat in both the U.S. and International locations.

The following table summarizes total other expense and income taxes for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
Total other expense	$(4,295)	$(1,779)	$(2,516)	(141.4)%
Income taxes	65,463	46,530	18,933	40.7%
Other Expense. The increase in total other expense for the three months ended October 31, 2021 of $2.5 million as compared to the same period last year was primarily due to lower earnings of unconsolidated affiliates, and losses on disposal of certain non-operating assets in the current year, partially offset by higher currency gains in the current year.
Income Taxes. Our effective income tax rates were 20.1%, and 18.9% for the three months ended October 31, 2021 and 2020, respectively. The effective tax rate for the three months ended October 31, 2021 was impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from stock-based compensation was $3.0 million and $11.8 million for the three months ended October 31, 2021 and 2020, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2021 and July 31, 2021 and for the three months ended October 31, 2021 and 2020, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2021	July 31, 2021	Change	% Change
Cash, cash equivalents, and restricted cash	$1,298,373	$1,048,260	$250,113	23.9%
Working capital	1,547,869	1,281,580	266,289	20.8%

	Three Months Ended October 31,
(In thousands)	2021	2020	Change	% Change
Operating cash flows	$312,540	$258,533	$54,007	20.9%
Investing cash flows	(63,883)	(146,822)	82,939	56.5%
Financing cash flows	5,166	19,198	(14,032)	(73.1)%

Capital expenditures and acquisitions	$(64,696)	$(147,093)	$82,397	56.0%
Cash, cash equivalents, and restricted cash and working capital increased $250.1 million and $266.3 million at October 31, 2021, respectively, as compared to July 31, 2021. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, domestic certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business. Costs to develop a new yard can range from $3.0 to $50.0 million, depending on size, location and developmental infrastructure requirements.
As of October 31, 2021, $191.2 million of the $1.3 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the three months ended October 31, 2021 as compared to the same period in 2020 due to improved cash operating results primarily from an increase in service revenues and vehicle sales, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in funds received in accounts receivable of $24.8. million; partially offset by decreases in funds used to pay accounts payable of $18.0 million and increase in funds to pay for vehicle pooling costs of $11 million.

Net cash used in investing activities decreased for the three months ended October 31, 2021 as compared to the same period in 2020 due primarily to decreased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by (used in) financing activities increased for the three months ended October 31, 2021 as compared to the same period in 2020 due primarily to lower payments for employee stock based tax withholdings, as discussed in further detail under the subheading "Stock Repurchases", and a decrease in proceeds from the exercise of stock options.
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
The carrying amount of the Credit Agreement is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximated fair value at October 31, 2021, and was classified within Level II of the fair value hierarchy.
The interest rate as of October 31, 2021 on our Revolving Loan Facility was the Eurodollar Rate of 0.75% plus an applicable margin of 1.50%. Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed until the maturity date of July 21, 2023. We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2021 or July 31, 2021. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of October 31, 2021.
Note Purchase Agreement
On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Note Purchase Agreement as of October 31, 2021.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2021 or 2020. As of October 31, 2021, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed with the SEC on September 27, 2021. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 11 – Recent Accounting Pronouncements.
Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021.
Off-Balance Sheet Arrangements
As of October 31, 2021, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. .
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 13 – Legal Proceedings included in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
Risks Related to Our Business and Industry
The worldwide COVID-19 pandemic may have an adverse impact on our near-term revenues principally as a result of lower auction inventories. The geographic extent, length, and economic impact of the pandemic is unknown, but it has the potential to adversely affect our business and operating results.
After the initial onset of the COVID-19 pandemic in March 2020, we saw substantial declines in vehicle assignments, which we attribute principally to reduced accident volume as miles driven dramatically declined in response to shelter-in-place orders across the globe. Although we have not been materially and adversely impacted by the COVID-19 pandemic to date, we cannot predict how the pandemic will continue to develop, whether and to what extent new shelter-in-place orders will be issued, or to what extent the pandemic may have longer term unanticipated impacts on our markets, including, for example, the risk of long-term reductions in miles driven.
Although we have been deemed an “essential business” in the jurisdictions in which we operate and have largely been able to continue our yard operations, we have been required to make adjustments in our business processes that may reduce efficiency or increase operating expenses, particularly if the pandemic continues over a long period of time. Certain of the jurisdictions in which we operate, such as the U.K., have had more restrictive governmental actions than others, and subsequent shelter-in-place orders have occasionally stalled or regressed our assignment volumes commensurate with the severity and duration of such orders. To date, we have not made modifications that materially affect our operating expenses, and while we regularly monitor them, we may not be able to respond with sufficient speed to align revenues and operating expenses when necessary, which could result in a drop in our stock price as a result of our operating or net income for one or more fiscal periods being less than market expectations. Additional, non-exclusive examples of pandemic-related factors that could adversely affect our future business or operating results include the potential adverse operational impacts from outbreaks of COVID-19 at any of our locations; additional outbreaks of COVID-19 in one or more of our geographic markets; a reduction in miles driven due to one or more factors relating to the COVID-19 pandemic; the relationship of supply and demand for newly manufactured vehicles, on the one hand, and used and salvage vehicles, on the other had, due to reduced manufacturing capacity and broader supply chain disruptions during COVID-19 pandemic and the effects of these supply and demand relationships on the average sales process obtained at auction for the vehicles assigned to us for remarketing; further government actions in response to COVID-19 outbreaks that restrict business activity or travel; disruptions of governmental administrative operations due to COVID-19 outbreaks that adversely impact our core business activities, such as vehicle title processing; and deteriorating economic conditions generally.
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the three months ended October 31, 2021, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We implemented our online system across all of our U.S., Canada, and U.K. salvage yards between in fiscal 2004 and 2008, and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.
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
•    secure adequate capital;
•identify productive uses for available capital reserves; and
•    maintain the supply of vehicles from vehicle sellers.
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
Our operations are subject to international, federal, provincial, state and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such appropriate actions as may be necessary to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Changes in federal, state and local, or foreign tax laws, changing interpretations of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our results of operations, and financial condition.
We are subject to taxation at the federal, state, provincial, and local levels in the U.S., the U.K., and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service, IRS, in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. We have been subject to audits and challenges from applicable federal, state, or foreign tax authorities in the past, and may be subject to similar audits and challenges in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.
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
Risks Related to Our Intellectual Property and Technology
Our internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, results of operations or financial position.
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
We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. As of October 31, 2021, the net amount of capitalized software development costs shown on our consolidated balance sheet is $22.8 million. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs could be expensed, in part or in full.
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
•    the availability of salvage vehicles or other vehicles we sell including the supply of used and salvage vehicles in relation to the supply of new vehicle alternatives;
•    variations in vehicle accident rates;

•supply chain disruptions;
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
•goodwill impairment;
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of October 31, 2021. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing provisions. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the exclusive forum provision may (i) increase the costs for a stockholder, and/or (ii) limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees, stockholders, or others which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provision. Further, in the event a court finds the exclusive forum provision contained in our amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
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
Date: November 19, 2021