Form 10-Q
period 2022-01-31
COPART INC
filed 2022-03-03
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 1, 2022, 237,497,303 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
January 31, 2022

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$971,651	$1,048,260
Investment in held to maturity securities	374,866	—
Accounts receivable, net	630,629	480,628
Vehicle pooling costs	123,896	94,449
Inventories	52,979	44,968
Income taxes receivable	15,426	20,012
Prepaid expenses and other assets	19,926	14,294
Total current assets	2,189,373	1,702,611
Property and equipment, net	2,376,013	2,296,624
Operating lease right-of-use assets	120,309	119,487
Intangibles, net	42,731	45,873
Goodwill	352,908	355,717
Other assets	55,622	41,831
Total assets	$5,136,956	$4,562,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$367,699	$369,826
Deferred revenue	20,577	20,973
Income taxes payable	6,458	7,760
Current portion of operating and finance lease liabilities	23,126	22,472
Total current liabilities	417,860	421,031
Deferred income taxes	69,759	63,969
Income taxes payable	57,193	52,345
Operating and finance lease liabilities, net of current portion	98,459	97,961
Long-term debt and other liabilities, net of discount	403,829	397,636
Total liabilities	1,047,100	1,032,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 237,474,492 and 237,014,273 shares issued and outstanding, respectively.	24	24
Additional paid-in capital	797,955	761,834
Accumulated other comprehensive loss	(123,502)	(100,860)
Retained earnings	3,415,379	2,868,203
Total stockholders’ equity	4,089,856	3,529,201
Total liabilities and stockholders’ equity	$5,136,956	$4,562,143
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Service revenues and vehicle sales:
Service revenues	$711,090	$532,601	$1,378,908	$1,047,973
Vehicle sales	156,370	84,430	298,684	161,998
Total service revenues and vehicle sales	867,460	617,031	1,677,592	1,209,971
Operating expenses:
Yard operations	323,814	235,904	622,508	467,715
Cost of vehicle sales	140,304	73,629	266,712	137,989
General and administrative	56,014	49,277	110,923	97,452
Total operating expenses	520,132	358,810	1,000,143	703,156
Operating income	347,328	258,221	677,449	506,815
Other expense:
Interest expense, net	(4,433)	(4,849)	(9,540)	(9,881)
Other income, net	(840)	(920)	(28)	2,333
Total other expense	(5,273)	(5,769)	(9,568)	(7,548)
Income before income taxes	342,055	252,452	667,881	499,267
Income tax expense	54,643	59,012	120,106	105,542
Net income	$287,412	$193,440	$547,775	$393,725

Basic net income per common share	$1.21	$0.82	$2.31	$1.67
Weighted average common shares outstanding	237,186	236,152	237,167	235,971

Diluted net income per common share	$1.19	$0.81	$2.27	$1.64
Diluted weighted average common shares outstanding	241,187	240,280	241,244	240,124
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2022	2021	2022	2021
Comprehensive income, net of tax:
Net income	$287,412	$193,440	$547,775	$393,725
Other comprehensive income:
Foreign currency translation adjustments	(12,124)	21,774	(22,642)	14,368
Comprehensive income	$275,288	$215,214	$525,133	$408,093
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2021	237,014,273	$24	$761,834	$(100,860)	$2,868,203	$3,529,201
Net income	—	—	—	—	260,363	260,363
Currency translation adjustment	—	—	—	(10,518)	—	(10,518)
Exercise of stock options, net of repurchased shares	145,986	—	5,572	—	(249)	5,323
Stock-based compensation	21,091	—	9,452	—	—	9,452
Balances at October 31, 2021	237,181,350	24	776,858	(111,378)	3,128,317	3,793,821
Net income	—	—	—	—	287,412	287,412
Currency translation adjustment	—	—	—	(12,124)	—	(12,124)
Exercise of stock options, net of repurchased shares	246,451	—	6,413	—	(350)	6,063
Stock-based compensation	2,767	—	9,662	—	—	9,662
Shares issued for Employee Stock Purchase Plan	43,924	—	5,022	—	—	5,022
Balances at January 31, 2022	237,474,492	24	797,955	(123,502)	3,415,379	4,089,856
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

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$547,775	$393,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	65,627	60,898
Allowance for credit loss	1,695	213
Equity in losses (earnings) of unconsolidated affiliates	685	(1,343)
Stock-based compensation	19,114	17,778
Gain on sale of property and equipment	(755)	(1,145)
Deferred income taxes	6,003	9,442
Changes in operating assets and liabilities:
Accounts receivable	(152,763)	(111,148)
Vehicle pooling costs	(29,623)	(19,099)
Inventories	(8,589)	(9,772)
Prepaid expenses and other current and non-current assets	(19,889)	5,802
Operating lease right-of-use assets and lease liabilities	657	470
Accounts payable and accrued liabilities	10,741	10,041
Deferred revenue	(309)	6,098
Income taxes receivable	4,577	20,243
Income taxes payable	1,655	10,838
Other liabilities	(53)	—
Net cash provided by operating activities	446,548	393,041
Cash flows from investing activities:
Purchases of property and equipment	(156,200)	(283,214)
Purchase of assets in connection with acquisitions	(469)	—
Proceeds from sale of property and equipment	1,252	129
Purchase of held to maturity securities	(374,866)	—
Net cash used in investing activities	(530,283)	(283,085)
Cash flows from financing activities:
Proceeds from the exercise of stock options	11,985	23,112
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,022	4,880
Payments for employee stock-based tax withholdings	(599)	(787)
Payments of finance lease obligations	(314)	(622)
Net cash provided by financing activities	16,094	26,583
Effect of foreign currency translation	(8,968)	2,146
Net increase in cash, cash equivalents, and restricted cash	(76,609)	138,685
Cash, cash equivalents, and restricted cash at beginning of period	1,048,260	477,718
Cash, cash equivalents, and restricted cash at end of period	$971,651	$616,403
Supplemental disclosure of cash flow information:
Interest paid	$9,311	$7,614
Income taxes paid, net of refunds	$128,972	$64,860
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2022
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of January 31, 2022 and July 31, 2021, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and six months ended January 31, 2022 and 2021, and its cash flows for the six months ended January 31, 2022 and 2021. Interim results for the three and six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2022. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2022	2021	2022	2021
Service revenues
United States	$630,707	$465,423	$1,221,465	$915,658
International	80,383	67,178	157,443	132,315
Total service revenues	$711,090	$532,601	$1,378,908	$1,047,973
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2022	2021	2022	2021
Vehicle sales
United States	$96,679	$52,500	$184,382	$99,520
International	59,691	31,930	114,302	62,478
Total vehicle sales	$156,370	$84,430	$298,684	$161,998
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2021	$7,485
Costs amortized during the period	(1,760)
Effect of foreign currency exchange rates	272
Balance as of January 31, 2022	$5,997
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	20,228
Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(22,642)
Cumulative loss on foreign currency translation as of January 31, 2022	$(123,502)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility (as defined in Note 6) approximated their fair values as of January 31, 2022 and July 31, 2021, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measurements.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions.
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
Total gross capitalized software as of January 31, 2022 and July 31, 2021 was $71.8 million and $66.2 million, respectively. Accumulated amortization expense related to software as of January 31, 2022 and July 31, 2021 totaled $48.2 million and $43.4 million, respectively.
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2022	July 31, 2021
Advance charges receivable	$506,841	$385,002
Trade accounts receivable	127,196	97,249
Other receivables	3,629	4,013
	637,666	486,264
Less: Allowance for credit loss	(7,037)	(5,636)
Accounts receivable, net	$630,629	$480,628
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	January 31, 2022	July 31, 2021
Land	$1,479,387	$1,428,262
Buildings and improvements	1,157,589	1,126,414
Transportation and other equipment	371,230	326,622
Office furniture and equipment	82,136	79,928
Software	71,838	66,170
	3,162,180	3,027,396
Less: Accumulated depreciation and amortization	(786,167)	(730,772)
Property and equipment, net	$2,376,013	$2,296,624
Depreciation expense on property and equipment was $31.4 million and $29.7 million for the three months ended January 31, 2022 and 2021, respectively, and $61.3 million and $56.8 million for the six months ended January 31, 2022 and 2021, respectively.

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
Components of lease expense were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2022	2021	2022	2021
Operating lease expense	$6,943	$7,024	$13,997	$14,281
Finance lease expense:
Amortization of right-of-use assets	155	167	309	334
Interest on finance lease liabilities	2	23	4	44
Short-term lease expense	1,723	1,023	3,491	2,268
Variable lease expense	330	395	554	934
Total lease expense	$9,153	$8,632	$18,355	$17,861
Supplemental cash flow information related to leases as of January 31, 2022 were as follows:

	Six Months Ended January 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$13,344	$14,597
Operating cash flows related to finance leases	3	17
Financing cash flows related to finance leases	314	622
Right-of-use assets obtained in exchange for new operating lease liabilities	14,156	12,812
Right-of-use assets obtained in exchange for new finance lease liabilities	—	6,251

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
The cost of the leased space as of January 31, 2022 and July 31, 2021 was $56.8 million and $55.5 million, respectively. The accumulated depreciation associated with the leased assets as of January 31, 2022 and July 31, 2021 was $2.2 million and $1.9 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $3.7 million and $3.6 million for the three months ended January 31, 2022 and 2021, respectively, and $7.2 million and $7.2 million for the six months ended January 31, 2022 and 2021, respectively and is included within Service revenues on the consolidated statements of income.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2022	July 31, 2021
Amortized intangibles:
Supply contracts and customer relationships	$56,145	$55,598
Trade names	18,926	18,944
Licenses and databases	696	736
Accumulated amortization	(33,036)	(29,405)
Net intangibles	$42,731	$45,873
Aggregate amortization expense on amortizable intangible assets was $1.8 million and $1.8 million for the three months ended January 31, 2022 and 2021, respectively, and $3.7 million and $3.5 million for the six months ended January 31, 2022 and 2021, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2021	$355,717
Acquisitions during the period	180
Effect of foreign currency exchange rates	(2,989)
Balance as of January 31, 2022	$352,908
NOTE 6 – Long-Term Debt
Credit Agreement
On December 21, 2021, the Company entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates certain terms of the First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, the lenders party thereto, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank, National Association) (the “Existing Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility”) to $1,250.0 million, (b) an increase in the letter of credit sublimit from $60.0 million to $100.0 million, (c) addition of Copart UK Limited, CPRT GmbH and Copart Autos España, S.L.U., each a wholly-owned direct or indirect foreign subsidiary of Copart, as borrowers, (d) addition of the ability to borrow under the Second and Amended and Restated Credit Agreement in certain foreign currencies including Pounds Sterling, Euro and Canadian Dollars, (e) extension of the maturity date of the revolving credit facility under the Existing Credit Agreement from July 21, 2023 to December 21, 2026, (f) replacing the LIBOR interest rate applicable to U.S. Dollar denominated borrowings with a SOFR-based interest rate, and (g) changing the pricing levels with respect to the revolving loans as further described below.

The Second and Amended and Restated Credit Agreement provides for the Revolving Loan Facility of $1,250.0 million maturing on December 21, 2026 (including up to $550.0 million equivalent of borrowings in Pounds Sterling, Euro and Canadian Dollars) with a $150.0 million equivalent sub-facility available to CPRT GmbH, a $150.0 million equivalent sub-facility available to Copart Autos España, S.L.U. and a $250.0 million equivalent sub-facility available to Copart UK Limited. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2022 and July 31, 2021. Accordingly, the carrying value approximated fair value at January 31, 2022, and was classified within Level II of the fair value hierarchy.

The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Second Amended and Restated Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Documents Confirmation Agreement as part of the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2022, the consolidated total net leverage ratio was (0.59):1. Minimum liquidity requirement as of January 31, 2022 was $2.5 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of January 31, 2022.
Related to the execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which was capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and are classified as reductions of the outstanding liability.
Note Purchase Agreement
On July 21, 2020, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. The Company may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and the Company was in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2022.

NOTE 7 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	January 31, 2022		July 31, 2021
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$709,241	$709,241	$754,300	$754,304
Treasury Bills	374,866	374,734	—	—
Total Assets	$1,084,107	$1,083,975	$754,300	$754,304
Liabilities
Long-term fixed rate debt, including current portion	$399,726	$414,439	$399,733	$432,027
Total Liabilities	$399,726	$414,439	$399,733	$432,027
The Company has investments in Treasury Bills some of which mature over a period greater than 90 days days and are classified as short-term investments. The Treasury bills are carried at amortized cost and classified as held-to-maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the Treasury bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury bills is recognized in interest income in the Company’s consolidated statement of income. The Treasury bills classified within Level I of the fair value hierarchy.

During the six months ended January 31, 2022, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2022	2021	2022	2021
Weighted average common shares outstanding	237,186	236,152	237,167	235,971
Effect of dilutive securities	4,001	4,128	4,077	4,153
Weighted average common and dilutive potential common shares outstanding	241,187	240,280	241,244	240,124
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 150,250 and 550,000 options to purchase the Company’s common stock for the three months ended January 31, 2022 and 2021, respectively, and 205,500 and 1,900,000 options to purchase the Company’s common stock for six months ended January 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards, without a market condition, on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2021	7,557	$56.19	6.53	$686,269
Grants of options	145	145.21
Exercises	(392)	30.87
Forfeitures or expirations	(107)	55.14
Outstanding as of January 31, 2022	7,203	$59.38	6.08	$505,604
Exercisable as of January 31, 2022	4,545	$43.84	4.97	$388,501
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 7,052,304 at January 31, 2022.
In June 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to A. Jayson Adair, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $85.04 per share, which equaled the closing price of the Company’s common stock on June 12, 2020, the effective date of grant. The option will become exercisable over five years, subject to continued service by Mr. Adair, with 20% vesting on June 12, 2021, and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to market based vesting, such that no options will be exercisable unless and until the average closing price in trading of Copart, Inc., common stock on the NASDAQ Global Select Market is greater than or equal to $106.30 per share (which is an amount equivalent to 125% of the exercise price of the options) for a period of 20 consecutive trading days. The market based vesting condition was satisfied in the first quarter of fiscal 2021. The time-based vesting conditions of the option held by Mr. Adair will become fully vested, assuming continued service by Mr. Adair on June 12, 2025. The fair value of each option at the date of grant using the Monte Carlo simulation model was $25.47, with an expected life of 7.64 years, a risk-free interest rate of 0.71%, estimated volatility of 25.2%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five year estimated service period for these options is $25.5 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $3.3 million in compensation expense for this grant in the six months ended January 31, 2022.
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
The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2022	2021	2022	2021
General and administrative	$8,247	$7,051	$16,718	$14,433
Yard operations	1,415	1,814	2,396	3,345
Total stock-based compensation	$9,662	$8,865	$19,114	$17,778
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the six months ended January 31, 2022:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2021	102	$90.46
Grants	66	143.24
Vested	(13)	66.16
Forfeitures or expirations	(7)	115.40
Outstanding as of January 31, 2022	148	$115.24
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2022 or 2021. As of January 31, 2022, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
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
The following table presents financial information by segment:

	Three Months Ended January 31, 2022			Three Months Ended January 31, 2021
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$630,707	$80,383	$711,090	$465,423	$67,178	$532,601
Vehicle sales	96,679	59,691	156,370	52,500	31,930	84,430
Total service revenues and vehicle sales	727,386	140,074	867,460	517,923	99,108	617,031
Yard operations	278,093	45,721	323,814	199,107	36,797	235,904
Cost of vehicle sales	90,263	50,041	140,304	48,601	25,028	73,629
General and administrative	46,384	9,630	56,014	40,763	8,514	49,277
Operating income	$312,646	$34,682	$347,328	$229,452	$28,769	$258,221

Depreciation and amortization	$29,316	$3,987	$33,303	$27,745	$3,647	$31,392
Capital expenditures and acquisitions	86,788	5,185	91,973	121,595	14,526	136,121

	Six Months Ended January 31, 2022			Six Months Ended January 31, 2021
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,221,465	$157,443	$1,378,908	$915,658	$132,315	$1,047,973
Vehicle sales	184,382	114,302	298,684	99,520	62,478	161,998
Total service revenues and vehicle sales	1,405,847	271,745	1,677,592	1,015,178	194,793	1,209,971
Yard operations	534,714	87,794	622,508	393,526	74,189	467,715
Cost of vehicle sales	170,605	96,107	266,712	90,107	47,882	137,989
General and administrative	92,932	17,991	110,923	80,501	16,951	97,452
Operating income	$607,595	$69,854	$677,449	$451,044	$55,771	$506,815

Depreciation and amortization	$57,046	$8,028	$65,074	$53,907	$6,434	$60,341
Capital expenditures and acquisitions	141,060	15,609	156,669	244,054	39,160	283,214

	January 31, 2022			July 31, 2021
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$4,447,523	$689,433	$5,136,956	$3,900,712	$661,431	$4,562,143
Goodwill	270,357	82,551	352,908	270,305	85,412	355,717

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
Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business reduces the carbon and other environmental footprint of the global transportation industry. Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. Secondly, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in the New York metropolitan area in the wake of Hurricane Ida in the fall of 2021.
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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2020 through January 31, 2022:

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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2022	2021	2022	2021
Service revenues and vehicle sales:
Service revenues	82%	86%	82%	87%
Vehicle sales	18%	14%	18%	13%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	37%	38%	37%	39%
Cost of vehicle sales	16%	12%	16%	11%
General and administrative	6%	8%	7%	8%
Total operating expenses	59%	58%	60%	58%
Operating income	41%	42%	40%	42%
Other expense	(1)%	(1)%	(1)%	(1)%
Income before income taxes	40%	41%	39%	41%
Income taxes	6%	10%	7%	9%
Net income	34%	31%	32%	32%

Comparison of the Three and Six Months Ended January 31, 2022 and 2021
The following table presents a comparison of service revenues for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Service revenues
United States	$630,707	$465,423	$165,284	35.5%	$1,221,465	$915,658	$305,807	33.4%
International	80,383	67,178	13,205	19.7%	157,443	132,315	25,128	19.0%
Total service revenues	$711,090	$532,601	$178,489	33.5%	$1,378,908	$1,047,973	$330,935	31.6%
Service Revenues. The increase in service revenue during the three months ended January 31, 2022 of $178.5 million or 33.5%, as compared to the same period last year resulted from an increase in the U.S. of $165.3 million and (ii) an increase in International of $13.2 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car, (ii) an increase in volume resulting from higher miles driven due to the reopening of the United States economy and restriction within the global supply chain for automobiles. Excluding the detrimental impact of $0.8 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real and European Union euro to U.S. dollar exchange rates, the growth in International was driven primarily by an increase in revenue per car, an increase in volume resulting from higher miles driven due to the reopening of the International economies and restriction within the global supply chain for automobiles.

The increase in service revenues during the six months ended January 31, 2022 of $330.9 million, or 31.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $305.8 million and (ii) an increase in International of $25.1 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car, (ii) an increase in volume resulting from higher miles driven due to the reopening of the United States economy and restriction within the global supply chain for automobiles. Excluding the beneficial impact of $2.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, and Canadian dollar to U.S. dollar exchange rates, the growth in International was driven primarily by an increase in volume from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.
The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Vehicle sales
United States	$96,679	$52,500	$44,179	84.2%	$184,382	$99,520	$84,862	85.3%
International	59,691	31,930	27,761	86.9%	114,302	62,478	51,824	82.9%
Total vehicle sales	$156,370	$84,430	$71,940	85.2%	$298,684	$161,998	$136,686	84.4%
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2022 of $71.9 million, or 85.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $44.2 million and an (ii) an increase in International of $27.8 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding a detrimental impact of $2.3 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, and increased volume.
The increase in vehicle sales for the six months ended January 31, 2022 of $136.7 million, or 84.4%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $84.9 million and (ii) an increase in International of $51.8 million. The increase in the U.S. was primarily the result of higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold; increased demand; and reduced supply. Excluding a detrimental impact of $1.5 million due to changes in foreign currency exchange rates, primarily from the detrimental change in the European Union euro to U.S. dollar exchange rates net against a beneficial change in British Pound to the US dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, an increase in volume resulting from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Yard operations expenses
United States	$278,093	$199,107	$78,986	39.7%	$534,714	$393,526	$141,188	35.9%
International	45,721	36,797	8,924	24.3%	87,794	74,189	13,605	18.3%
Total yard operations expenses	$323,814	$235,904	$87,910	37.3%	$622,508	$467,715	$154,793	33.1%

Yard operations expenses, excluding depreciation and amortization
United States	$253,596	$177,044	$76,552	43.2%	$487,612	$350,755	$136,857	39.0%
International	41,928	33,680	8,248	24.5%	80,158	68,486	11,672	17.0%

Yard depreciation and amortization
United States	$24,497	$22,063	$2,434	11.0%	$47,102	$42,771	$4,331	10.1%
International	3,793	3,117	676	21.7%	7,636	5,703	1,933	33.9%
Yard Operations Expenses. The increase in yard operations expense for the three months ended January 31, 2022 of $87.9 million, or 37.3%, as compared to the same period last year resulted from (i) increase in the U.S. of $79.0 million and (ii) increase in International of $8.9 million. The increase in the U.S. compared to the same period last year relates primarily to an increase in volume resulting from higher miles driven due to the reopening of the United States economy and restriction within the global supply chain for automobiles, increased subhaul costs and increased labor costs responding to market conditions. The increase in International relates primarily to an increase in volume resulting from higher miles driven due to the reopening of the International economies and restriction within the global supply chain for automobiles, excluding a beneficial impact of $0.7 million due to changes in foreign currency exchange rates, primarily from the change European Union Euro to US dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended January 31, 2022 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the six months ended January 31, 2022 of $154.8 million, or 33.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $141.2 million, and (ii) an increase in International of $13.6 million. Excluding depreciation and amortization, the increase in the U.S. compared to the same period last year relates to an increase in volume as a result of the reopening of the United States economy combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased non-CAT related subhaul costs, and labor costs, combined with an increase in premiums for CAT related subhaul, labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ida. The increase in International was primarily driven by the increase in volume following the reopening of International economies, combined with a detrimental impact of $0.6 million due to changes in foreign currency exchange rates, primarily from a detrimental change in the British pound, and Canadian Dollar to U.S. dollar exchange rate net against the beneficial change in European Union Euro to US dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the six months ended January 31, 2022 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of vehicle sales
United States	$90,263	$48,601	$41,662	85.7%	$170,605	$90,107	$80,498	89.3%
International	50,041	25,028	25,013	99.9%	96,107	47,882	48,225	100.7%
Total cost of vehicle sales	$140,304	$73,629	$66,675	90.6%	$266,712	$137,989	$128,723	93.3%

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2022 of $66.7 million, or 90.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $41.7 million and (ii) an increase in International of $25.0 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding the beneficial impact of $2.1 million due to changes in foreign currency exchange rates, primarily from the change in the Brazilian real and European Union euro to U.S. dollar exchange rates, the increase in International of $25.0 million was primarily higher average purchase prices and increase in volume due to change in mix of vehicles sold, increased demand and reduced supply.

The increase in cost of vehicle sales for the six months ended January 31, 2022 of $128.7 million, or 93.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $80.5 million and (ii) an increase in International of $48.2 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply. Excluding the beneficial impact of $1.7 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro to U.S. dollar exchange rates net against the detrimental impact of the British Pound to US dollar exchange rate, the increase in International was primarily the result of higher average purchase prices and increase in volume, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative expenses
United States	$46,384	$40,763	$5,621	13.8%	$92,932	$80,501	$12,431	15.4%
International	9,630	8,514	1,116	13.1%	17,991	16,951	1,040	6.1%
Total general and administrative expenses	$56,014	$49,277	$6,737	13.7%	$110,923	$97,452	$13,471	13.8%

General and administrative expenses, excluding depreciation and amortization
United States	$41,566	$35,081	$6,485	18.5%	$82,989	$69,365	$13,624	19.6%
International	9,436	7,984	1,452	18.2%	17,599	16,220	1,379	8.5%

General and administrative depreciation and amortization
United States	$4,819	$5,682	$(863)	(15.2)%	$9,944	$11,136	$(1,192)	(10.7)%
International	194	530	(336)	(63.4)%	392	731	(339)	(46.4)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2022 of $6.7 million, or 13.7%, as compared to the same period last year resulted from (i) an increase in International of $1.1 million, and (ii) an increase in the U.S. of $5.6 million. Excluding depreciation and amortization, the increase in International of $1.5 million resulted primarily from higher labor costs. The increase in the U.S. of $6.5 million resulted primarily from increases in stock compensation, increased labor costs and travel costs. Depreciation and amortization expenses for the three months ended January 31, 2022 as compared to the same period last year declined sightly driven from fully depreciating certain intangible and technology assets in the US and international locations.

The increase in general and administrative expenses for the six months ended January 31, 2022 of $13.5 million, or 13.8%, as compared to the same period last year resulted from (i) an increase in International of $1.0 million and (ii) an increase in the U.S. of $12.4 million. Excluding depreciation and amortization, the increase in International of $1.4 million resulted primarily from higher labor costs and increased legal costs. The increase in the U.S. of $13.6 million resulted primarily from increases in stock compensation, increased labor costs and travel costs. Depreciation and amortization expenses for the six months ended January 31, 2022 as compared to the same period last year declined sightly driven from fully depreciating certain intangible and technology assets in the US and international locations.

The following table summarizes total other expense for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Total other expense	$(5,273)	$(5,769)	$496	8.6%	$(9,568)	$(7,548)	$(2,020)	(26.8)%
Other Expense. The decrease in total other expense for the three months ended January 31, 2022 of $0.5 million as compared to the same period last year was primarily due to higher earnings of unconsolidated affiliates and offset by losses on the disposal of certain non-operating assets in the current year.

The increase in total other expense for the six months ended January 31, 2022 of $2.0 million as compared to the same period last year was primarily due to lower earnings of unconsolidated affiliates, and losses on disposal of certain non-operating assets in the current year, and currency losses in the current year.
The following table summarizes income taxes for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Income taxes	$54,643	59,012	(4,369)	(7.4)%	120,106	105,542	14,564	13.8%
Income Taxes. Our effective income tax rates were 16.0% and 23.4% for the three months ended January 31, 2022 and 2021, respectively, and 18.0%, and 21.1% for the six months ended January 31, 2022 and 2021, respectively. The effective tax rate in the current year was impacted by the filing of amended returns in certain jurisdictions for a benefit of $17.5 million. The effective rates in the current and prior year were impacted by the recognition of excess tax benefits from stock based compensation. The recognition of excess tax benefits from stock based compensation. The recognition of excess tax benefits from the exercise of employee stock options of $4.0 million and $2.2 million for the three months ended January 31, 2022 and 2021, respectively, and $7.0 million and $13.9 million for the six months ended January 31, 2022 and 2021, respectively. .

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2022 and July 31, 2021 and for the six months ended January 31, 2022 and 2021, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2022	July 31, 2021	Change	% Change
Cash, cash equivalents, and restricted cash	$971,651	$1,048,260	$(76,609)	(7.3)%
Working capital	1,771,513	1,281,580	489,933	38.2%

	Six Months Ended January 31,
(In thousands)	2022	2021	Change	% Change
Operating cash flows	$446,548	$393,041	$53,507	13.6%
Investing cash flows	(530,283)	(283,085)	(247,198)	(87.3)%
Financing cash flows	16,094	26,583	(10,489)	(39.5)%

Capital expenditures and acquisitions	$(156,669)	$(283,214)	$126,545	44.7%
Cash, cash equivalents, and restricted cash and working capital increased $(76.6) million and $489.9 million at January 31, 2022, respectively, as compared to July 31, 2021. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and funds received from sale of vehicles. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, repayments of long-term debt, the payment of dividends, and acquisitions. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 6 – Long-Term Debt and Note 10 – Stock Repurchases and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.
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
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or potentially issue equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.
As of January 31, 2022, $183.2 million of the $1.0 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the six months ended January 31, 2022 as compared to the same period in 2021 due to improved cash operating results primarily from an increase in service revenues and vehicle sales, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in funds received in accounts receivable of $41.6. million; partially offset by decreases in funds used to pay accounts payable of $4.6 million and increase in funds to pay for vehicle pooling costs of $38.2 million.

Net cash used in investing activities increased for the six months ended January 31, 2022 as compared to the same period in 2021 due primarily to the purchase of 6 month Treasury bills and increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by (used in) financing activities increased for the six months ended January 31, 2022 as compared to the same period in 2021 due primarily to lower payments for employee stock based tax withholdings, and a decrease in proceeds from the exercise of stock options.
Credit Agreement
On December 21, 2021, the Company entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates certain terms of the First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, the lenders party thereto, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank, National Association) (the “Existing Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Second Amended and Restated Credit Agreement to $1,250.0 million, (b) an increase in the letter of credit sublimit from $60.0 million to $100.0 million, (c) addition of Copart UK Limited, CPRT GmbH and Copart Autos España, S.L.U., each a wholly-owned direct or indirect foreign subsidiary of Copart, as borrowers, (d) addition of the ability to borrow under the Second and Amended and Restated Credit Agreement in certain foreign currencies including Pounds Sterling, Euro and Canadian Dollars, (e) extension of the maturity date of the revolving credit facility under the Existing Credit Agreement from July 21, 2023 to December 21, 2026, (f) replacing the LIBOR interest rate applicable to U.S. Dollar denominated borrowings with a SOFR-based interest rate, and (g) changing the pricing levels with respect to the revolving loans as further described below.

The Second and Amended and Restated Credit Agreement provides for a $1,250.0 million revolving credit facility maturing on December 21, 2026 (including up to $550.0 million equivalent of borrowings in Pounds Sterling, Euro and Canadian Dollars) with a $150.0 million equivalent sub-facility available to CPRT GmbH, a $150.0 million equivalent sub-facility available to Copart Autos España, S.L.U. and a $250.0 million equivalent sub-facility available to Copart UK Limited. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2022 and July 31, 2021.

The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries meeting materiality thresholds set forth in the Second Amended and Restated Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the assets of the subsidiary guarantors pursuant to a Security Documents Confirmation Agreement as part of the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2022, the consolidated total net leverage ratio was (0.59):1. Minimum liquidity as of January 31, 2022 was $2.5 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of January 31, 2022.
Note Purchase Agreement
On July 21, 2020, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Note Purchase Agreement as of January 31, 2022.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2022 or 2021. As of January 31, 2022, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

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
Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021.

Off-Balance Sheet Arrangements
As of January 31, 2022, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. .
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 12 – Legal Proceedings included in Part I, Item 1 of this report.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the six months ended January 31, 2022, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
•    the need to localize our mix of product and service offerings in response to customer requirements, particularly the need to implement our online auction platform in foreign countries;
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
•    military conflicts, including the Russian invasion of Ukraine;
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
Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricane Ida had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.
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
In addition to using independent subhaulers, in the U.S. and the U.K. we utilize a fleet of company trucks to pick up and deliver vehicles from our storage facilities in those geographies.. In connection therewith, we are subject to the risks associated with providing trucking services, including inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, only a portion of which are referred to as inventory, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2022, we have recognized substantial additional costs associated with Hurricane Ida. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included premiums for subhaulers, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.
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
More generally, our future success also depends on our ability to attract and retain a talented workforce. The labor market is competitive, and our business could be adversely affected if we are unable to attract and retain talented personnel in our organization at appropriate staffing levels.
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

We face risks associated with transacting on a principal rather than agent basis, which may have an adverse impact on our gross margin percentages and expose us to inventory risks.

Certain of the vehicles that we remarket in the U.S. and foreign markets may be transacted either wholly or partially on the principal model, in which the vehicle is purchased and then resold for our own account, rather than the agency model, in which we generally act as a sales agent for the legal owner of vehicles. Further, operating on a principal basis exposes us to inventory risks, including losses from theft, damage, and obsolescence. In addition, our business in the U.S., Canada, and the U.K. has been established and grown based largely on our ability to build relationships with insurance carriers. In other markets, including Germany, insurers have traditionally been less involved in the disposition of vehicles. As we expand into markets outside the U.S., Canada, and the U.K., including Germany in particular, we cannot predict whether markets will readily adapt to our strategy of online auctions of automobiles sourced principally through vehicle insurers. Any failure of new markets to adopt our business model could adversely affect our consolidated results of operations and financial position.

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
We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. As of January 31, 2022, the net amount of capitalized software development costs shown on our consolidated balance sheet is $23.6 million. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs could be expensed, in part or in full.
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
•the availability of salvage vehicles or other vehicles we sell including the supply of used and salvage vehicles in relation to the supply of new vehicle alternatives;
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
•goodwill impairment;
•crimes committed against us, including theft, forgery, and counterfeit payments;
•    military conflicts, including the Russian invasion of Ukraine;
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of January 31, 2022. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
a)Exhibits

3.1		Copart, Inc. Certificate of Incorporation
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3		Bylaws of Copart, Inc.
4.1		Description of Capital Stock
10.1		Second Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 27, 2021).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ John North
John North, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: March 2, 2022